Form 10-Q
period 2000-11-25
ENTEGRIS INC
filed 2001-01-09
CIK 1101302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      or

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended November 25, 2000 Commission File Number 000-30789
                       -----------------                        ---------

                                ENTEGRIS, INC.
                                --------------
              (Exact name of registrant as specified in charter)

                    Minnesota                                 41-1941551
         ------------------------------                 ---------------------
  (State or other jurisdiction of incorporation)        (IRS Employer ID No.)

                 3500 Lyman Boulevard, Chaska, Minnesota 55318
                 ---------------------------------------------
                   (Address of Principal Executive Offices)


                 Registrant's Telephone Number (952) 556-3131
                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                               Outstanding at December 31, 2000
--------------------------------              ----------------------------------
 Common Stock, $0.01 Par Value                            68,432,319

                       ENTEGRIS, INC., AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED NOVEMBER 25, 2000

           Description                                                        Page
           -----------                                                        ----
PART I
------

Item 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets as of November 25, 2000
             and August 26, 2000                                                 3

           Consolidated Statements of Operations for the
             Three Months November 25, 2000 and November 27, 1999                4

           Consolidated Statements of Cash Flows for
             the Three Months Ended November 25, 2000 and November 27, 1999      5

           Notes to Consolidated Financial Statements                            6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           10


PART II    Other Information
-------

Item 6.    Exhibits                                                             11
           Exhibit Index                                                        13

Item 1.  Financial Statements
-----------------------------

                        ENTEGRIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                             August 26,
                                                                                                              2000--As
                                                                                           November 25,    Adjusted--See
                                                                                              2000            Note 5
                                                                                          -------------    --------------
ASSETS
Current assets
  Cash and cash equivalents                                                                 $117,208            $102,973
  Trade accounts receivable, net of allowance for doubtful accounts                           43,748              41,325
  Trade accounts receivable due from affiliates                                               28,874              22,803
  Inventories                                                                                 47,357              41,976
  Deferred tax assets and refundable income taxes                                              7,301               7,996
  Other current assets                                                                         5,129               4,341
                                                                                          ----------          ----------
    Total current assets                                                                     249,617             221,414
                                                                                          ----------          ----------

Property, plant and equipment, net                                                           104,002             107,733

Other assets
  Investments in affiliates                                                                   15,390              14,452
  Intangible assets                                                                            6,882               7,162
  Investment in marketable securities                                                            946               1,288
  Other                                                                                        1,283               1,319
                                                                                          ----------          ----------
      Total assets                                                                          $378,120            $353,368
                                                                                          ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                                      $  1,757            $  1,828
  Short-term borrowings                                                                        8,702               8,311
  Accounts payable                                                                            22,240              21,849
  Accrued liabilities                                                                         28,870              30,556
  Income taxes payable                                                                         8,252                   -
                                                                                          ----------          ----------
    Total current liabilities                                                                 69,821              62,544
                                                                                          ----------          ----------

Long-term debt, less current maturities                                                       10,193              10,822
Deferred tax liabilities                                                                       9,151               9,146
Minority interest in subsidiaries                                                              4,550               4,012
Commitments and contingencies                                                                      -                   -

Shareholders' equity
  Common stock, $0.01 par value; 200,000,000 authorized; issued
    and outstanding shares: 68,413,424 and 68,317,183, respectively                              684                 683
  Additional paid-in capital                                                                 114,273             114,003
  Retained earnings                                                                          170,325             152,091
  Accumulated other comprehensive (loss) income                                                 (877)                 67
                                                                                          ----------          ----------
    Total shareholders' equity                                                               284,405             266,844
                                                                                          ----------          ----------
    Total liabilities and shareholders' equity                                              $378,120            $353,368
                                                                                          ==========          ==========

See accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended
                                                       ---------------------------
                                                                      November 27,
                                                       November 25,     1999--As
                                                           2000      adjusted--See
                                                                         Note 5
                                                       ------------  -------------
Sales to non-affiliates                                $    68,602   $    $ 55,003
Sales to affiliates                                         34,037          16,813
                                                       -----------   -------------
Net sales                                                  102,639          71,816
Cost of sales                                               50,087          40,135
                                                       -----------   -------------
  Gross profit                                              52,552          31,681
Selling, general and administrative expenses                21,235          15,034
Engineering, research and development expenses               3,533           3,503
                                                       -----------   -------------
  Operating profit                                          27,784          13,144
Interest (income) expense, net                              (1,459)          1,085
Other expense (income), net                                     80          (6,098)
                                                       -----------   -------------
  Income before income taxes and other items below          29,163          18,157
Income tax expense                                          11,081           6,181
Equity in net income of affiliates                            (738)           (296)
Minority interest in subsidiaries' net income                  708             218
                                                       -----------   -------------
  Net income                                                18,112          12,054
Market value adjustment to redeemable common stock               -         (32,794)
                                                       -----------   -------------
  Net income (loss) applicable to nonredeemable
    common shareholders                                $    18,112   $     (20,740)
                                                       ===========   =============

Earnings (loss) per nonredeemable common share:
  Basic                                                $      0.26   $       (0.56)
  Diluted                                              $      0.25   $       (0.56)

Weighted shares outstanding:
  Basic                                                     68,362          37,036
  Diluted                                                   72,838          37,036

See accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                    Three months ended
                                                              -------------------------------
                                                                                 November 27,
                                                                                   1999--As
                                                              November 25,      Adjusted--See
                                                                  2000             Note 5
                                                              ------------      -------------
OPERATING ACTIVITIES
Net income                                                      $ 18,112          $ 12,054
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                    6,037             6,833
  Asset impairment                                                   750                 -
  Provision for doubtful accounts                                    550                87
  Provision for deferred income taxes                                  4               (76)
  Stock option compensation expense                                   60                 -
  Equity in net income of affiliates                                (737)             (296)
  Loss on sale of property and equipment                              44               717
  Gain on sale of investment in affiliate                              -            (5,468)
  Minority interest in subsidiaries' net income                      708               218
  Changes in operating assets and liabilities:
      Trade accounts receivable                                   (2,973)           (4,511)
      Trade accounts receivable due from affiliates               (6,071)           (1,605)
      Inventories                                                 (5,380)             (689)
      Accounts payable and accrued liabilities                    (1,293)            1,084
      Other current assets                                          (788)           (1,002)
      Accrued income taxes                                         8,947             5,457
      Other                                                         (784)              262
                                                                --------          --------
          Net cash provided by operating activities               17,186            13,065
                                                                --------          --------

INVESTING ACTIVITIES
Acquisition of property and equipment                             (4,006)           (8,084)
Purchases of intangible assets                                       (83)           (1,238)
Proceeds from sales of property and equipment                        117               461
Proceeds from sale of investment in affiliate                          -             7,398
(Decrease) increase in investment in affiliate                     1,506              (464)
                                                                --------          --------
          Net cash used in investing activities                   (2,466)           (1,927)
                                                                --------          --------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term
debt                                                                (536)           (3,004)
Proceeds from short-term borrowings and long-term debt               226             2,732
Issuance of common stock                                             212             2,247
Repurchase of redeemable and nonredeemable common stock             (190)                -
                                                                --------          --------
          Net cash (used in) provided by financing activities       (288)            1,975
                                                                --------          --------
Effect of exchange rate changes on cash and cash equivalents        (197)               92
                                                                --------          --------
Increase in cash and cash equivalents                             14,235            13,205
Cash and cash equivalents at beginning of period                 102,973            16,411
                                                                --------          --------
Cash and cash equivalents at end of period                      $117,208          $ 29,616
                                                                ========          ========

See accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)

1.    Summary of Significant Accounting Policies
      ------------------------------------------

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 25, 2000 and November 27, 1999, the results of operations for the three months ended November 25, 2000 and November 27, 1999 and cash flows for the three months ended November 25, 2000 and November 27, 1999. Certain prior year amounts have been reclassified to conform to the current period presentation.

      The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 26, 2000. The results of operations for the three months ended November 25, 2000 and November 27, 1999 are not necessarily indicative of the results to be expected for the full year.

      The Company's fiscal year ends on the last Saturday of August. Each interim quarter ends on the last Saturday of the months of November, February and May.

2.    Earnings per share
      ------------------

      The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                      Three Months Ended
                                                -------------------------------
                                                November 25,       November 27,
                                                    2000               1999
                                                --------------    -------------
       Basic earnings per share-weighted
       common shares outstanding                   68,362,000       37,036,000
       Weighted common shares assumed
       upon exercise of stock options               4,476,000          -
                                                --------------    -------------
       Diluted earnings per share-weighted
       common shares and common shares
       equivalent outstanding                      72,838,000       37,036,000
                                                ==============    =============

      The effect of the inclusion of redeemable common shares and stock options in the first quarter of fiscal 2000 is anti-dilutive.

3.    Inventories
      -----------

      Inventories consist of the following:

                                          November 25, 2000     August 26, 2000
                                          -----------------     ---------------
       Raw materials                            $14,795              $12,677
       Work-in process                            3,920                3,280
       Finished goods                            28,395               25,794
       Supplies                                     247                  225
                                          ------------------    ---------------
          Total inventories                     $47,357              $41,976
                                          ==================    ===============

4.    Comprehensive Income
      --------------------

For the quarters ended November 25, 2000 and November 27, 1999 net income, items of other comprehensive income and comprehensive income are as follows:

                                                                       Quarter ended
                                                            ------------------------------------
                                                            November 25, 2000  November 27, 1999
                                                            ------------------------------------
Net income                                                          $18,112           $12, 054
Items of other comprehensive income (loss)
     Foreign currency translation                                      (601)               (70)
     Unrealized gain (loss) in marketable securities                   (343)                46
                                                            ------------------------------------

Comprehensive income                                                $17,168           $12, 030
                                                            ====================================

5.    Change in Method of Accounting for Inventories
      ----------------------------------------------

Effective August 27, 2000, the Company changed its method of accounting for its domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the accounting change is preferable in the circumstances because the accounting change provides a better matching of costs and revenues in periods when the cost of goods and services are declining. In accordance with accounting principles generally accepted in the United States of America, the financial statements of prior periods have been restated to apply the new method retroactively. Accordingly, retained earnings at August 26, 2000 on the accompanying balance sheet has been adjusted for the effect (net of income taxes) of applying retroactively the new method of accounting.

The effect of the accounting change on income in the first quarter of fiscal 2001 and fiscal 2000 is shown below:

Increase (decrease)                                       Three months ended
-----------------------------------          ---------------------------------------------
Effect on:                                    November 25, 2000        November 27, 1999
                                             ---------------------     -------------------
Net income                                          $ (404)                 $(9)
Basic earnings per common share                     $(0.01)                   -
Diluted earnings per common share                   $(0.01)                   -

6.    Subsequent Event
      ----------------

On January 8, 2001, the Company and Metron Technology N.V. (Metron), its 20.2%- owned affiliate, announced that they had signed an agreement to modify their existing distribution agreements. Specifically, the Company and Metron agreed to the early termination of the Microelectronics Group product distribution agreement, and the completion of a new distribution agreement for Entegris' Fluid Handling Group products, anticipated to run through at least August 31, 2005. In addition, the Company will transfer to Metron 1.125 million shares of its Metron stock and will make cash payments totaling $1.75 million, over a 15-month period. Entegris will also buy back approximately $2.5 million worth of existing inventory from Metron. The new agreements are anticipated to be effective no later than March 1, 2001. The Company is analyzing the impact of the contemplated changes on its financial position and results of operations, but expects to report a charge to earnings upon consummation of the new distribution agreements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Quarter Ended  November 25, 2000 Compared to Quarter Ended November 27, 1999

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                         Three Months Ended
                                                     --------------------------
                                                     November 25,  November 27,
                                                         2000          1999
                                                     --------------------------
Net sales                                               100.0         100.0
Cost of sales                                            48.8          55.9
                                                     --------------------------
  Gross profit                                           51.2          44.1
Selling, general and administrative expenses             20.7          20.9
Engineering, research and development expenses            3.4           4.9
                                                     --------------------------
  Operating profit                                       27.1          18.3
Interest (income) expense, net                           (1.4)          1.5
Other expense (income), net                               0.1          (8.5)
                                                     --------------------------
  Income before income taxes and other items below       28.4          25.3
Income taxes                                             10.8           8.6

Equity in net earnings of affiliated companies           (0.7)         (0.4)
Minority interest in subsidiaries' net income             0.7           0.3
                                                     --------------------------
     Net income                                          17.6          16.8
                                                     ==========================

Effective tax rate                                       38.0%         34.0%

Net sales. Net sales were $102.6 million in the first quarter of fiscal 2001, compared to $71.8 million in the first quarter of fiscal 2000. The improvement reflected the increase in product sales associated with the sustained recovery in the semiconductor industry that began in the second half of fiscal 1999. Revenue gains were recorded in all geographic regions and across all product lines. International sales accounted for approximately 48% of net sales, essentially unchanged from fiscal 2000 levels.

Gross profit. Gross profit in the first quarter of fiscal 2001 increased by $20.9 million to $52.6 million, an increase of 66% over the $31.7 million reported in the first quarter of fiscal 2000. The gross margin for the fiscal 2001 first quarter improved to 51.2% compared to 44.1% a year ago. The gross margin and gross profit improvements were reported by both domestic and international operations. The improvements in fiscal 2001 reflected improved utilization of our production capacity associated with the higher sales levels noted above and the successful management of manufacturing costs. Partly offsetting the factors underlying the gross profit improvement was $0.8 million in asset impairment charges in the first quarter of fiscal 2001, mainly for asset write-offs of molds that were determined to have no future use. As noted in Note 5 to the accompanying consolidated financial statements, the Company changed its method of accounting for inventories from LIFO to FIFO.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $6.2 million, or 41%, to $21.2 million in the first quarter of fiscal 2001 from $15.0 million in the first quarter of fiscal 2000. The increase was due to higher personnel costs, commissions and incentive compensation accruals, expenditures for personnel and information systems, and charitable contributions. SG&A costs, as a percent of net sales, decreased slightly to 20.7% from 20.9%.

Engineering, research and development expenses. Engineering, research and development expenses of $3.5 million in the first quarter of fiscal 2001 were essentially unchanged from the first quarter of fiscal 2000. Engineering, research and development costs, as a percent of net sales, decreased to 3.4% from 4.9% due to increased net sales.

Interest (income) expense, net. Net interest income of $1.5 million in the first quarter of fiscal 2001 compared to net interest expense of $1.1 million in the year-ago period. The variance reflected the elimination of domestic bank borrowings and capital lease obligations, as well as the short-term investment of sizable available cash balances. This transformation occurred after the Company received net proceeds of $99.0 million from its initial public offering in the fourth quarter of fiscal 2000, $42 million of which was used to retire long-term debt and capital lease obligations.

Other expense (income), net. Other expense was $80,000 in the first quarter of fiscal 2001 compared to other income of $6.1 million in the first quarter a year ago. The change mainly reflects the absence of the first quarter fiscal 2000 pre-tax $5.5 million gain recognized on the sale of approximately 612,000 shares of the Company's investment in Metron Technology N.V. (Metron) as part of Metron's initial public offering in November 1999.

Income tax expense. Income tax expense of $11.1 million was significantly higher in the first quarter of fiscal 2001 compared to $6.2 million in income tax expense reported a year earlier, primarily reflecting significantly higher income. The effective tax rate in fiscal 2001 was 38.0% compared to 34.0% in fiscal 2000.

Equity in net income of affiliates. Equity in the net income of affiliates was $0.7 million in the first quarter of fiscal 2001 compared to $0.3 million in the first quarter a year earlier. This improvement primarily reflects the operating results of Metron, which also benefited from the industry conditions affecting our results.

Net income. Net income increased to $18.1 million in the first quarter of fiscal 2001, compared to net income of $12.1 million in the year-ago period. Net income applicable to nonredeemable common shareholders was $18.1 million, or $0.25 per share, in the first quarter of fiscal 2001. After the market value adjustment related to redeemable common stock, the net loss applicable to nonredeemable common shareholders was $20.7 million, or $0.56 per share diluted, in the first quarter of fiscal 2000. Excluding the effect of the market value adjustment related to redeemable common stock, pro forma earnings per share were $0.19 per share in the first quarter of fiscal 2000.

Liquidity and Capital Resources

Operating activities. Cash flow provided by operating activities totaled $17.2 million in the first quarter of fiscal 2001. Net income and noncash charges, such as depreciation, accounted for the strong cash flow generated by operations, which was partly offset by higher working capital requirements, principally related to accounts receivable growth of $9.0 million. Working capital at November 25, 2000 stood at $179.8 million, including $117.2 million in cash and cash equivalents.

Investing activities. Cash flow used in investing activities totaled $2.5 million in the first quarter of fiscal 2001. Acquisition of property and equipment totaled $4.0 million and included additions of manufacturing equipment and the upgrading and integration of information systems. The Company expects capital expenditures of approximately $35 million during fiscal 2001, consisting mainly of spending on manufacturing equipment and information systems.

In the first quarter of fiscal 2000, we received $7.4 million from the sale of 612,000 shares of our investment in Metron Technology N.V. (Metron)., leaving us with ownership of approximately 2.7 million shares, or 20.3% of total Metron shares outstanding.

Financing activities. Cash used in financing activities totaled a nominal $0.3 million during the first quarter of fiscal 2001. In addition to making scheduled payments $0.5 million on our borrowings, we repurchased common shares for $0.2 million in the first quarter of fiscal 2001, primarily in connection with the redemption of common stock from our Employee Stock Ownership Plan. In December 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock.

As of November 25, 2000, our sources of available funds comprised $117.2 million in cash and cash equivalents, and various credit facilities. We have unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $30.0 million, with no borrowings outstanding at November 25, 2000. We also have lines of credit, equivalent to an aggregate of approximately $12 million with six international banks, which provide for borrowings of German deutsche marks, Malaysian ringgits and Japanese yen for our overseas subsidiaries. Borrowings outstanding on these lines of credit were $8.7 million at November 25, 2000.

At November 25, 2000, the Company's shareholders' equity stood at $284.4 million. Book value per share was $4.16, up from $3.91 per share at the end of fiscal 2000. Net earnings accounted for the increase.

We believe that our cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet our working capital and investment requirements for the next twelve months. However, our future growth, including potential acquisitions, may require additional funding, and from time to time we may need to raise capital through additional equity or debt financing.

Subsequent Event

On January 8, 2001, the Company and Metron Technology N.V. (Metron), its 20.2%- owned affiliate, announced that they had signed an agreement to modify their existing distribution agreements. Specifically, the Company and Metron agreed to the early termination of the Microelectronics Group product distribution agreement, and the completion of a new distribution agreement for Entegris' Fluid Handling Group products, anticipated to run through at least August 31, 2005. In addition, the Company will transfer to Metron 1.125 million shares of its Metron stock and will make cash payments totaling $1.75 million, over a 15-month period. Entegris will also buy back approximately $2.5 million worth of existing inventory from Metron. The new agreements are anticipated to be effective no later than March 1, 2001. The Company is analyzing the impact of the contemplated changes on its financial position and results of operations, but expects to report a charge to earnings upon consummation of the new distribution agreements.

Recently Issued Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133 in the first quarter of fiscal 2001. Adoption of SFAS No. 133 did not materially impact our financial position or results of operations.

Cautionary Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 2000.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

        Our cash flows and earnings are also subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. Investments in affiliates includes our 20% interest in Metron. Metron attempts to limit its exposure to changing foreign currency exchange rates through operational and financial market actions. Products are sold in a number of countries throughout the world resulting in a diverse portfolio of transactions denominated in foreign currencies. Metron manages certain short-term foreign currency exposures by the purchase of forward contracts to offset the earnings and cash flow impact of foreign currency denominated receivables and payables.

        Our investment in Metron is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $15.4 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron on November 25, 2000, the fair value of our investment in Metron was approximately $19.2 million.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits:

        Exhibit 18 Letter from KPMG LLP regarding change in accounting method

CONFORMED COPY



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ENTEGRIS, INC.


Date:  January 9, 2001                             /s/ Stan Geyer
                                                       ----------
                                                   Stan Geyer
                                                   Chief Executive Officer

Date:  January 9, 2001                             /s/ John D. Villas
                                                       --------------
                                                   John D. Villas
                                                   Executive Vice President  and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
-------

Exhibit 18     Letter from KPMG LLP regarding change in accounting method