Form 10-Q
period 2001-02-24
ENTEGRIS INC
filed 2001-04-10
CIK 1101302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended   February 24, 2001     Commission File Number   000-30789
                    -------------------                            -----------

                                ENTEGRIS, INC.
                                --------------
              (Exact name of registrant as specified in charter)

                      Minnesota                             41-1941551
                      ---------                             ----------
    (State or other jurisdiction of incorporation)     (IRS Employer ID No.)


                 3500 Lyman Boulevard, Chaska, Minnesota  55318
                 ----------------------------------------------
                    (Address of Principal Executive Offices)


                Registrant's Telephone Number   (952) 556-3131
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO _______
                                          -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                             Outstanding at March 31, 2001
-----------------------------                -----------------------------
Common Stock, $0.01 Par Value                           68,652,833

                        ENTEGRIS, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                    FOR THE QUARTER ENDED FEBRUARY 24, 2001

          Description                                                    Page
          -----------                                                    ----
PART I
------

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of February 24, 2001
          and August 26, 2000                                               3

         Consolidated Statements of Operations for the Three Months and
          Six Months Ended February 24, 2001 and February 26, 2000          4

         Consolidated Statements of Cash Flows for the
           Six Months Ended February 24, 2001 and February 26, 2000         5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

PART II  Other Information
-------

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Item 1.  Financial Statements
-----------------------------

                        ENTEGRIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                     August 26,
                                                                                                      2000 - As
                                                                           February 24,          adjusted - See
                                                                                 2001                  Note 5
                                                                           ------------          --------------
ASSETS
Current assets
  Cash and cash equivalents                                                    $119,573                $102,973
  Trade accounts receivable, net of allowance for doubtful accounts              48,686                  41,325
  Trade accounts receivable due from affiliates                                  26,323                  22,803
  Inventories                                                                    51,527                  41,976
  Deferred tax assets and refundable income taxes                                11,107                   7,996
  Other current assets                                                            5,151                   4,341
                                                                           ------------          --------------
    Total current assets                                                        262,367                 221,414
                                                                           ------------          --------------

Property, plant and equipment, net                                              102,935                 107,733

Other assets
  Investments in affiliates                                                      15,318                  14,452
  Intangible assets                                                               6,685                   7,162
  Investment in marketable securities                                               764                   1,288
  Other                                                                           1,398                   1,319
                                                                           ------------          --------------
       Total assets                                                            $389,467                $353,368
                                                                           ============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                         $  1,466                 $  1,828
  Short-term borrowings                                                           9,605                    8,311
  Accounts payable                                                               21,920                   21,849
  Accrued liabilities                                                            35,860                   30,556
                                                                           ------------          ---------------
    Total current liabilities                                                    68,851                   62,544
                                                                           ------------          ---------------

Long-term debt, less current maturities                                           9,992                   10,822
Deferred tax liabilities                                                          7,858                    9,146
Minority interest in subsidiaries                                                 5,041                    4,012
Commitments and contingencies                                                         -                        -

Shareholders' equity
  Common stock, $0.01 par value; 200,000,000 authorized; issued
     and outstanding shares: 68,613,679 and 68,317,183, respectively                686                      683
  Additional paid-in capital                                                    114,797                  114,003
  Retained earnings                                                             183,496                  152,091
  Accumulated other comprehensive (loss) income                                  (1,254)                      67
                                                                           ------------          ---------------
    Total shareholders' equity                                                  297,725                  266,844
                                                                           ------------          ---------------
       Total liabilities and shareholders' equity                              $389,467                 $353,368
                                                                           ============          ===============

See accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                         Three Months Ended                   Six Months Ended
                                                    ------------------------------------------------------------------
                                                                     February 26,                        February 26,
                                                                       2000-As                             2000-As
                                                    February 24,     adjusted -See      February 24,     adjusted -See
                                                        2001            Note 5              2001            Note 5
                                                    ------------------------------------------------------------------
Sales to non-affiliates                               $ 70,515        $  55,110          $ 139,117       $   110,113
Sales to affiliates                                     35,197           29,736             69,234            46,549
                                                    ------------------------------------------------------------------
Net sales                                              105,712           84,846            208,351           156,662
Cost of sales                                           52,111           46,688            102,198            86,823
                                                    ------------------------------------------------------------------
    Gross profit                                        53,601           38,158            106,153            69,839
Selling, general and administrative expenses            19,727           18,631             40,962            33,665
Distribution agreement termination                       8,210                -              8,210                 -
Engineering, research and development expenses           4,035            3,642              7,568             7,145
                                                    ------------------------------------------------------------------
    Operating profit                                    21,629           15,885             49,413            29,029
Interest (income) expense, net                          (1,408)             935             (2,867)            2,020
Other expense (income), net                                934             (184)             1,014            (6,282)
                                                    ------------------------------------------------------------------
    Income before income taxes and other items
     below                                              22,103           15,134             51,266            33,291

Income tax expense                                       8,402            4,960             19,483            11,141
Equity in net income of affiliates                        (750)            (286)            (1,488)             (582)
Minority interest in subsidiaries' net income              667              130              1,375               348
                                                    ------------------------------------------------------------------
  Net income                                            13,784           10,330             31,896            22,384
Market value adjustment to redeemable common
 stock                                                       -          (32,795)                 -           (65,589)
                                                    ------------------------------------------------------------------
   Net income (loss) applicable to
    nonredeemable common shareholders                 $ 13,784        $ (22,465)         $  31,896       $   (43,205)
                                                    ==================================================================

Earnings (loss) per nonredeemable common share
  Basic                                               $   0.20        $   (0.60)         $    0.47       $     (1.16)
  Diluted                                             $   0.19        $   (0.60)         $    0.44       $     (1.16)

Weighted shares outstanding:
  Basic                                                 68,526           37,338             68,444            37,187
  Diluted                                               72,554           37,338             72,696            37,187

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                          Six months ended
                                                                                    ---------------------------------
                                                                                                       February 26,
                                                                                                          2000-As
                                                                                      February 24,     adjusted -See
                                                                                          2001             Note 5
                                                                                    ---------------------------------
OPERATING ACTIVITIES
Net income                                                                             $  31,896         $  22,384
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                           11,992            13,369
    Asset impairment                                                                       3,400             1,287
    Provision for doubtful accounts                                                          716               106
    Provision for deferred income taxes                                                   (2,694)            2,879
    Stock option compensation expense                                                       (150)                -
    Equity in net income of affiliates                                                    (1,488)             (582)
    Loss on sale of property and equipment                                                   181               611
    Gain on sale of investment in affiliate                                                    -            (5,468)
    Minority interest in subsidiaries' net income                                          1,375               348
    Changes in operating assets and liabilities:
        Trade accounts receivable                                                         (8,077)           (4,992)
        Trade accounts receivable due from affiliates                                     (3,520)           (9,316)
        Inventories                                                                       (9,550)            1,092
        Accounts payable and accrued liabilities                                           5,375             5,217
        Other current assets                                                                (809)           (1,067)
        Accrued income taxes                                                              (1,705)           (1,567)
        Other                                                                               (856)             (139)
                                                                                    ---------------------------------
          Net cash provided by operating activities                                       26,084            24,162
                                                                                    ---------------------------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                                    (11,615)           (7,323)
Purchases of intangible assets                                                               (38)           (2,013)
Proceeds from sales of property and equipment                                                119               290
Proceeds from sale of investment in affiliate                                                  -             7,399
Decrease in investment in affiliate                                                        1,486            (1,840)
                                                                                    ---------------------------------
          Net cash used in investing activities                                          (10,048)           (3,487)
                                                                                    ---------------------------------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt                            (1,049)            (6,155)
Proceeds from issuance of debt                                                             1,151              2,312
Issuance of common stock                                                                   1,424                 80
Repurchase of common stock                                                                  (722)            (8,268)
                                                                                    ---------------------------------
          Net cash provided by (used in) financing activities                                804            (12,031)
                                                                                    ---------------------------------
Effect of exchange rate changes on cash and cash equivalents                                (240)               (26)
                                                                                    ---------------------------------
Increase in cash and cash equivalents                                                     16,600              8,618
Cash and cash equivalents at beginning of period                                         102,973             16,411
                                                                                    ---------------------------------
Cash and cash equivalents at end of period                                             $ 119,573         $   25,029
                                                                                    =================================

See accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 24, 2001 and August 26, 2000, the results of operations for the three months and six months ended February 24, 2001 and February 26, 2000 and cash flows for the six months ended February 24, 2001 and February 26, 2000. Certain prior year amounts have been reclassified to conform to the current period presentation.

    The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 26, 2000. The results of operations for the three months and six months ended February 24, 2001 and February 26, 2000 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year ends on the last Saturday of August. Each interim quarter ends on the last Saturday of the months of November, February and May.

2.  Earnings per share
    ------------------

    The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                   Three Months Ended                 Six Months Ended
                                               ----------------------------------------------------------------
                                                February 24,     February 26,     February 24,     February 26,
                                                    2001             2000             2001             2000
                                               ----------------------------------------------------------------
Basic earnings per share-weighted common
 shares outstanding                              68,526,000       37,338,000       68,444,000       37,187,000
Weighted common shares assumed upon
 exercise of stock options                        4,028,000                -        4,252,000                -
                                               ----------------------------------------------------------------
Diluted earnings per share-weighted
 common shares and common shares
 equivalent outstanding                          72,554,000       37,338,000       72,696,000       37,187,000
                                               ================================================================

    The effect of the inclusion of redeemable common shares and stock options for the three month and six month periods ended February 26, 2000 is anti-dilutive.

3.    Inventories
      -----------

    Inventories consist of the following:

                                                              February 24, 2001             August 26, 2000
                                                          ------------------------     -----------------------
Raw materials                                                      $15,406                      $12,677
Work-in process                                                      3,770                        3,280
Finished goods                                                      31,688                       25,794
Supplies                                                               663                          225
                                                          ------------------------     -----------------------
   Total inventories                                               $51,527                      $41,976
                                                          ========================     =======================

4.    Comprehensive Income
      --------------------

For the three months and six months ended February 24, 2001 and February 26, 2000 net income, items of other comprehensive income and comprehensive income are as follows:

                                                     Three months ended                   Six months ended
                                           -----------------------------------------------------------------------
                                                                 February 26,                        February 26,
                                                                   2000-As                             2000-As
                                               February 24,     adjusted -See      February 24,     adjusted -See
                                                   2001             Note 5             2001             Note 5
                                           -----------------------------------------------------------------------
Net income                                       $13,784           $10,330           $31,896           $22,384
Items of other comprehensive income (loss)
     Foreign currency translation                   (291)             (208)             (892)             (138)
     Unrealized gain (loss) in marketable
      securities                                     (86)               22              (429)              (24)
                                           -----------------------------------------------------------------------

Comprehensive income                             $13,407           $10,144           $30,575           $22,222
                                           =======================================================================

5.      Change in Method of Accounting for Inventories
        -----------------------------------------------

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

The effect of the accounting change on income for the three months and six months ended February 24, 2001 and February 26, 2000 is shown below:

Increase (decrease)                                  Three months ended                 Six months ended
---------------------------------------     ---------------------------------------------------------------------
                                                 February 24,   February 26,     February 24,      February 26,
Effect on:                                          2001           2000             2001              2000
                                            ---------------------------------------------------------------------
Net income                                            -            $ 738           $ (404)            $ 729
Basic earnings per common share                       -            $0.02           $(0.01)            $0.02
Diluted earnings per common share                     -            $0.02           $(0.01)            $0.02

6.  Distribution Agreement Termination
    ----------------------------------

During the second quarter of fiscal 2001, the Company recorded a one-time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate, Metron Technology N.V. (Metron). Pursuant to the termination agreement, the Company will assume direct sales responsibility for Microelectronics Group product sales in Europe and Asia, and agreed to transfer to Metron 1.125 million shares of Metron stock and to make cash payments totaling $1.75 million over a 15-month period. Entegris will also buy back certain microelectronics product inventory, to be determined at a later date, from Metron, which will be accounted for if and when such inventory is transferred from Metron. The Company and Metron also executed a new distribution agreement for Entegris' Fluid Handling Group products, which now runs through August 31, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Three Months and Six Months Ended February 24, 2001 Compared to Three Months and Six Months Ended February 26, 2000

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                   Three Months Ended               Six Months Ended
                                              --------------------------------------------------------------
                                                                February 26,                    February 26,
                                                                  2000-As                         2000-As
                                                February 24,   adjusted -See    February 24,   adjusted -See
                                                   2001           Note 5           2001           Note 5
                                              ---------------------------------------------------------------
Net sales                                          100.0           100.0           100.0           100.0
Cost of sales                                       49.3            55.0            49.1            55.4
                                              ---------------------------------------------------------------
     Gross profit                                   50.7            45.0            50.9            44.6
Selling, general and administrative
 expenses                                           18.7            22.0            19.7            21.5
Distribution agreement termination                   7.8               -             3.9
Engineering, research and development
 expenses                                            3.8             4.3             3.6             4.6
                                              ---------------------------------------------------------------
     Operating profit                               20.5            18.7            23.7            18.5
Interest (income) expense, net                      (1.3)            1.1            (1.4)            1.3
Other expense (income), net                          0.9            (0.2)            0.5            (4.0)
                                              ---------------------------------------------------------------
     Income before income taxes and
      other items below                             20.9            17.8            24.6            21.3

Income taxes                                         7.9             5.8             9.4             7.1
Equity in net earnings of affiliated
 companies                                          (0.7)           (0.3)           (0.7)           (0.4)
Minority interest in subsidiaries' net
 income                                              0.6             0.2             0.7             0.2
                                              ---------------------------------------------------------------
     Net income                                     13.0            12.2            15.3            14.3
                                              ===============================================================

Effective tax rate                                  38.0%           32.8%           38.0%           33.5%

Net sales Net sales increased 25% to $105.7 million in the second quarter of fiscal 2001, compared to $84.8 million in the first quarter of fiscal 2000. The improvement reflects the continuation of the sustained recovery in the semiconductor industry that began in the second half of fiscal 1999. Revenue gains were recorded in North America, Japan and Europe, while revenues in the Asia Pacific region were flat. International sales accounted for approximately 49% of net sales, essentially unchanged from fiscal 2000 and first quarter fiscal 2001 levels. Sales of fluid handling products, which made up 34 percent of total sales for the quarter, increased 67 percent, while microelectronics product sales, 66% of total sales, grew 18%.

Net sales for the first six months of fiscal 2001 were $208.4 million, up 33% from $156.7 million in the comparable year-ago period. Revenue gains were recorded in all geographic regions, most notably in Japan. Fluid handling product and microelectronics sales increased 75% and 24%, respectively, compared to first six months of fiscal 2000.

Incoming order rates began to decline late in the quarter, particularly for fluid handling products, which are dependent on capital spending levels in the semiconductor industry. There was also some weakness in orders for microelectronics products as manufacturing utilization of wafer manufacturers and semiconductor manufacturers started to decline. A clear trend has not yet been established, but the company is preparing for the possibility of a significant industry slowdown.

Currently, management expects that sales for the third quarter of fiscal 2001 will decrease by about 15-20% from the sales levels experienced in the second quarter of fiscal 2001.

Gross profit Gross profit in the second quarter of fiscal 2001 increased 40% to $53.6 million, compared to $38.1 million reported in the second quarter of fiscal 2000. For the first six months of fiscal 2001, gross profit was $106.2 million, up 52% from $69.8 million recorded in the first six months of fiscal 2000. As a percentage of net sales, gross margins for the second quarter and first six months of the fiscal year were 50.7% and 50.9%, respectively, compared to 45.0% and 44.6%, respectively, in the comparable periods a year ago.

The gross profit and gross margin improvements in fiscal 2001 reflected improved utilization of our production capacity associated with the higher sales levels noted above and the successful management of manufacturing costs. Gross profit and gross margin gains were reported by both domestic and international operations. Partly offsetting the gross profit and gross margin improvements were asset impairment charges of $2.7 million and $3.4 million recorded in the second quarter and first six months of fiscal 2001, respectively, mainly for asset write-offs of molds that were determined to have no future use. As noted in Note 5 to the accompanying consolidated financial statements, the Company changed its method of accounting for inventories from LIFO to FIFO in the first quarter of fiscal 2001.

As discussed above, management expects sales levels to decline in the third quarter. The corresponding reduction in our factory utilization would result in lower gross profits with an expected gross margin in mid-40% range.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased 6% to $19.7 million in the second quarter of fiscal 2001 from $18.6 million in the second quarter of fiscal 2000. SG&A expenses grew 22% to $41.0 million in the first six months of fiscal 2001 compared to $33.7 million in the first six months a year earlier. The increases reflect higher commissions, incentive compensation, charitable contributions, and personnel and information systems costs. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased slightly to 19.7% from 21.5% a year ago.

Distribution termination agreement During the second quarter of fiscal 2001, the Company recorded a one-time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate Metron Technology N.V. (Metron). Pursuant to the termination agreement, the Company will assume direct sales responsibility for Microelectronics Group product sales in Europe and Asia, and agreed to transfer to Metron 1.125 million shares of Metron stock and to make cash payments totaling $1.75 million over a 15-month period. Entegris will also buy back certain microelectronics product inventory, to be determined at a later date, from Metron, which will be accounted for if and when such inventory is transferred from Metron. The Company and Metron also executed a new distribution agreement for Entegris' Fluid Handling Group products, which now runs through August 31, 2005.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses increased 11% to $4.0 million, or 3.8% of net sales, in the second quarter of fiscal 2001as compared to $3.6 million, or 4.3% of net sales, for the same period in fiscal 2000. ER&D expenses increased 6% to $7.6 million, or 3.6% of net sales, in the first six months of fiscal 2001 as compared to $7.1 million, or 4.6% of net sales, a year-ago period. A major element of ER&D expenses relates to the continued development of next generation 300mm products.

Interest (income) expense Net interest income was $1.4 million in the second quarter of fiscal 2001 compared to net interest expense of $0.9 million in the year-ago period. Net interest income was $2.9 million in the first half of fiscal 2001 compared to net interest expense of $2.0 million for the same period in fiscal 2000. The variance reflected the elimination of domestic bank borrowings and capital lease obligations, as well as the short-term investment of sizable available cash balances, made possible by the receipt of net proceeds of $99.0 million from the Company's initial public offering in the fourth quarter of fiscal 2000, $42 million of which was used to retire long-term debt and capital lease obligations.

Other expense (income) Other expense was $0.9 million in the second quarter of fiscal 2001 as compared to other income of $0.2 million a year ago. Other expense was $1.0 million in the first half of fiscal 2001 compared to other income of $6.3 million in the first half of fiscal 2000. The main factor underlying the year-to-year variance is the first quarter fiscal 2000 $5.5 million pre-tax gain recognized on the sale of approximately 612,000 common shares of the Company's investment in Metron as part of Metron's initial public offering in November 1999. The recording of translation losses in the fiscal 2001 periods compared to translation gains in fiscal 2000 also contributed to the change.

Income tax expense Income tax expense of $19.5 million was significantly higher in the first half of fiscal 2001 compared to $11.1 million in income tax expense reported a year earlier, primarily reflecting higher pre-tax income. The effective tax rate thus far in fiscal 2001 is 38.0% compared to 33.5% in fiscal 2000, and primarily reflects the higher income levels earned by the Company.

Equity in net income of affiliates Equity in the net income of affiliates was $0.8 million in the second quarter of fiscal 2001 compared to $0.3 million in the second quarter a year earlier, while equity in the net income of affiliates was $1.5 million in the first half of fiscal 2001 compared to $0.6 million for the same period a year ago. These improvements primarily reflect the operating results of Metron, which also benefited from the favorable industry conditions affecting our results.

During March 2001, we surrendered ownership of 1.125 million shares of our investment in Metron in connection with the charge described above under the caption "Distribution Agreement Termination". As a result, our percentage ownership in Metron will be approximately 12%. Accordingly, the Company will discontinue application of the equity method to account for its investment in Metron. Instead, the Company's remaining investment will be accounted for as an "available-for-sale security" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

Minority interest For the six months ended February 24, 2001, minority interest in subsidiaries' net income line nearly quadrupled over a year ago. This increased charge to earnings reflects the improved financial performance at our 51% owned Japanese subsidiaries.

Net income Net income increased 33% to $13.8 million in the second quarter of fiscal 2001, compared to net income of $10.3 million in the year-ago period. Net income applicable to nonredeemable common shareholders was $13.8 million, or $0.19 per diluted share, for the quarter, compared to a net loss applicable to nonredeemable common shareholders of $22.5 million, or $0.60 per share diluted, in the second quarter of fiscal 2000. Excluding the effect of the market value adjustment related to redeemable common stock, pro forma earnings per diluted share were $0.16 per share in the second quarter of fiscal 2000.

Net income increased to $31.9 million in the first half of fiscal 2001, compared to net income of $22.4 million in the comparable year-ago period. Net income applicable to nonredeemable common shareholders was $31.9 million, or $0.44 per diluted share, in the half quarter of fiscal 2001. After the market value adjustment related to redeemable common stock, the net loss applicable to nonredeemable common shareholders was $43.2 million, or $1.16 per share diluted, in the first half quarter of fiscal 2000. Excluding the effect of the market value adjustment related to redeemable common stock, pro forma earnings per diluted share were $0.35 per share in the first half of fiscal 2000.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $26.1 million in the first half of fiscal 2001. Net income and noncash charges, such as depreciation and amortization, totaled nearly $45 million, accounting for the strong cash flow generated by operations, which was partly offset by higher working capital requirements, principally related to higher accounts receivable ($11.6 million) and inventories ($9.6 million). Working capital at February 24, 2001 stood at $193.5 million, including $119.6 million in cash and cash equivalents.

The growth in accounts receivables primarily reflected the increase in net sales. Inventories rose because the Company increased the safety stock of certain critical resins where the supplier had indicated possible delivery issues and built up the supply of fluid handling components used in the production of fluid handling products because of strong customer demand. The company has started to decrease its safety stock inventories and adjusted its raw material requirements based on projected business levels. Accordingly, inventory levels are expected to moderate or decline in the upcoming quarter based on these actions.

Investing activities Cash flow used in investing activities totaled $10.0 million in the first half of fiscal 2001. Acquisition of property and equipment totaled $11.6 million, primarily related to increasing our manufacturing capabilities for 300mm products, tooling for new products, and investments in our e-business initiatives. The Company expects capital expenditures of approximately $30 million during fiscal 2001, consisting mainly of spending on manufacturing equipment and information systems.

In the first quarter of fiscal 2000, we received $7.4 million from the sale of 612,000 shares of our investment in Metron Technology N.V. (Metron).

Financing activities Cash provided by financing activities totaled $0.8 million during the first half of fiscal 2001. Short-term borrowings by international operations rose by $1.2 million, while scheduled payments of $1.0 million were made on outstanding borrowings. We repurchased common shares for $0.7 million in the first half of fiscal 2001. These shares were acquired in connection with the redemption of common stock from the Company's Employee Stock Ownership Plan and the repurchase of 55,000 common shares as part of the 500,000 shares authorized for repurchase by the Company's Board of Directors in the first quarter of fiscal 2001.

At February 24, 2001, the Company's shareholders' equity stood at $297.7 million. Book value per share was $4.34, up from $3.91 per share at the end of fiscal 2000. Net earnings accounted for the increase.

As of February 24, 2001, our sources of available funds comprised $119.6 million in cash and cash equivalents, and various credit facilities. We have unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $30.0 million, with no borrowings outstanding at February 24, 2001. We also have lines of credit, equivalent to an aggregate of approximately $12 million with six international banks, which provide for borrowings of German deutsche marks, Malaysian ringgits and Japanese yen for our overseas subsidiaries. Borrowings outstanding on these lines of credit were $9.6 million at February 24, 2001.

The Company believes that its cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet our working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding, and from time to time we may need to raise capital through additional equity or debt financing.

Subsequent Event During the quarter, the Company agreed to acquire the fluid handling component product line of a Japanese company for $10.4 million, including an estimated $8.0 million to be recorded as goodwill. The purchase was consummated in March 2001 and will be accounted for by the purchase method. Accordingly, the Company's consolidated financial statements will include the net assets and results of operations from the date of acquisition.

Cautionary Statements Certain information in this report does not relate to historical financial information and may be deemed to constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the company's actual results in the future to differ materially from its historical results and those presently anticipated or projected.

Among these risks and uncertainties are general economic conditions, cyclical nature of the semiconductor industry, risks associated with the acceptance of new products and the successful transition to a direct sales model for Microelectronic Group products. Other factors that could cause the company's results to differ materially from those contained in its forward looking statements are included in the Form 10K filed in November 2000 and other documents filed by the company with the Securities and Exchange Commission.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Our principal market risks are sensitivities to interest rates and foreign currency exchange rates. Our exposure to interest rate fluctuations is not significant. Most of our outstanding debt at February 24, 2001 carried fixed rates of interest. Most of our short-term investments are debt instruments that mature in three months or less.

We use derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products from the United States when such sales are denominated in currencies other than the U.S. dollar. The cash flows and earnings of our foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in certain foreign currency exchange rates would increase or decrease our net income by approximately $2 million.

Our cash flows and earnings are also subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. Investments in affiliates includes our interest in Metron. Metron attempts to limit its exposure to changing foreign currency exchange rates through operational and financial market actions. Products are sold in a number of countries throughout the world resulting in a diverse portfolio of transactions denominated in foreign currencies. Metron manages certain short-term foreign currency exposures by the purchase of forward contracts to offset the earnings and cash flow impact of foreign currency denominated receivables and payables.

Our investment in Metron is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $15.3 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron at February 24, 2001, the fair value of our investment in Metron was approximately $14.8 million. As described above, we surrendered ownership of 1.125 million shares of Metron in March 2001 in connection with the charge described above under the caption "Distribution Agreement Termination". As a result, our percentage ownership in Metron will decrease to approximately 12%. Accordingly, the Company will discontinue application of the equity method to account for its investment in Metron, with the Company's remaining investment to be accounted for as an "available-for-sale security" under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Entegris, Inc. Annual Meeting of Shareholders was held on January 23, 2001. There were 68,424,736 outstanding shares of common stock on the record date for the Annual Meeting. 64,322,753, or 94.0%, of the outstanding shares were represented in person or by proxy at the meeting. The three candidates for election as Class I directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2004 Annual Meeting of Shareholders. The proposal to approve the amendment to the Entegris, Inc. Outside Directors' Option Plan was also approved. The results of these matters voted upon by the shareholders are listed below.

                                                                  Number of Shares
                                       ---------------------------------------------------------------------
                                               In Favor           Withheld/Against       Abstained/Unvoted
                                       ---------------------------------------------------------------------
Election of Class II Directors:
   Robert J. Boehlke                           63,832,701                490,052                     --
   Gary F. Klingl                              63,784,137                538,616                     --
   Roger D. McDaniel                           63,680,125                642,628                     --
Approval of the amendment to the
   Entegris, Inc. Outside Directors'
   Option Plan                                 56,400,864              7,553,341                368,548

[CAPTION]

  ITEM 6.  Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     Exhibits:

        None

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated and filed January 8, 2001, concerning first quarter fiscal 2001 results including restated financial information reflecting the Company's change in accounting for its inventories.

CONFORMED COPY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENTEGRIS, INC.


Date:   April 10, 2001              /s/ James E. Dauwalter
                                    James E. Dauwalter
                                    President and Chief Executive Officer


Date:  April 10, 2001               /s/ John D. Villas
                                    John D. Villas
                                    Executive Vice President  and
                                     Chief Financial Officer