Form 10-Q
period 2001-05-26
ENTEGRIS INC
filed 2001-07-10
CIK 1101302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      or

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended May 26, 2001 Commission File Number 000-30789
                        ------------                        ---------

                                 ENTEGRIS, INC.
                                 --------------
               (Exact name of registrant as specified in charter)

                      Minnesota                          41-1941551
                       ---------                         ----------
     (State or other jurisdiction of incorporation) (IRS Employer ID No.)



                  3500 Lyman Boulevard, Chaska, Minnesota 55318
                  ---------------------------------------------
                    (Address of Principal Executive Offices)


                  Registrant's Telephone Number (952) 556-3131
                                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___
                                       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


               Class                            Outstanding at June 30, 2001
----------------------------------          ------------------------------------
  Common Stock, $0.01 Par Value                         68,209,832

                        ENTEGRIS, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MAY 26, 2001

              Description                                                            Page
              -----------                                                            ----
PART I
------

Item 1.       Unaudited Consolidated Financial Statements

              Consolidated Balance Sheets as of May 26, 2001
                and August 26, 2000                                                     3

              Consolidated Statements of Operations for the Three Months and
              Nine Months Ended May 26, 2001 and May 27, 2000                           4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended May 26, 2001 and May 27, 2000                           5

              Notes to Consolidated Financial Statements                                6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                           8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk               12


PART II       Other Information
-------


Item 6.       Exhibits and Reports on Form 8-K                                         13

Item 1.  Financial Statements
-----------------------------

                        ENTEGRIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                 August 26,
                                                                                                  2000 - As
                                                                                                adjusted - See
                                                                            May 26, 2001            Note 5
                                                                           ---------------     ----------------
ASSETS
Current assets
 Cash and cash equivalents                                                   $ 129,837            $ 102,973
 Trade accounts receivable, net of allowance for doubtful accounts              42,201               41,325
 Trade accounts receivable due from affiliates                                  19,567               22,803
 Inventories                                                                    48,715               41,976
 Deferred tax assets and refundable income taxes                                11,629                7,996
 Other current assets                                                            6,567                4,341
                                                                           ---------------     ----------------
  Total current assets                                                         258,516              221,414
                                                                           ---------------     ----------------

Property, plant and equipment, net                                             104,046              107,733

Other assets
 Investments in affiliates                                                      12,980               14,452
 Intangible assets                                                              16,302                7,162
 Investment in marketable securities                                               795                1,288
 Other                                                                           2,035                1,319
                                                                           ---------------     ----------------
      Total assets                                                           $ 394,674            $ 353,368
                                                                           ===============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt                                        $   1,415            $   1,828
 Short-term borrowings                                                           7,361                8,311
 Accounts payable                                                               19,224               21,849
 Accrued liabilities                                                            33,600               30,556
                                                                           ---------------     ----------------
  Total current liabilities                                                     61,600               62,544
                                                                           ---------------     ----------------

Long-term debt, less current maturities                                          9,983               10,822
Deferred tax liabilities                                                         8,183                9,146
Minority interest in subsidiaries                                                5,393                4,012
Commitments and contingencies                                                       --                   --

Shareholders' equity
 Common stock, $0.01  par value; 200,000,000 authorized; issued
    and outstanding shares: 69,081,280 and 68,317,183, respectively                691                  683
 Additional paid-in capital                                                    115,914              114,003
 Retained earnings                                                             189,863              152,091
 Accumulated other comprehensive income                                          3,047                   67
                                                                           ---------------     ----------------
  Total shareholders' equity                                                   309,515              266,844
                                                                           ---------------     ----------------
      Total liabilities and shareholders' equity                             $ 394,674            $ 353,368
                                                                           ===============     ================

See accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                       --------------------------------   --------------------------------
                                                                           May 27,                            May 27,
                                                                           2000-As                            2000-As
                                                           May 26,      adjusted -See        May 26,       adjusted -See
                                                             2001          Note 5             2001            Note 5
                                                       --------------------------------   --------------------------------
Sales to non-affiliates                                    $55,920       $ 66,688           $195,037         $176,801
Sales to affiliates                                         25,426         24,303             94,660           70,852
                                                       --------------------------------   --------------------------------
Net sales                                                   81,346         90,991            289,697          247,653
Cost of sales                                               43,456         47,310            145,654          134,133
                                                       --------------------------------   --------------------------------
    Gross profit                                            37,890         43,681            144,043          113,520
Selling, general and administrative expenses                18,761         19,913             59,723           53,578
Non-recurring charges                                        4,934              -             13,144                -
Engineering, research and development expenses               4,697          3,468             12,265           10,613
                                                       --------------------------------   --------------------------------
    Operating profit                                         9,498         20,300             58,911           49,329
Interest (income) expense, net                              (1,038)           758             (3,905)           2,778
Other expense (income), net                                   (971)          (249)                43           (6,531)
                                                       --------------------------------   --------------------------------
    Income before income taxes and other items
       below                                                11,507         19,791             62,773           53,082
Income tax expense                                           2,801          7,924             22,284           19,065
Equity in net income of affiliates                               -           (532)            (1,488)          (1,114)
Minority interest in subsidiaries' net income                  278            385              1,653              733
                                                       --------------------------------   --------------------------------
    Net income                                               8,428         12,014             40,324           34,398
Market value adjustment to redeemable common
    stock                                                        -         16,987                  -          (48,602)
                                                       --------------------------------   --------------------------------
    Net income (loss) applicable to nonredeemable
       common shareholders                                 $ 8,428       $ 29,001           $ 40,324         $(14,204)
                                                       ================================   ================================

Earnings (loss) per nonredeemable common share:
    Basic                                                  $  0.12       $   0.79           $   0.59         $  (0.38)
    Diluted                                                $  0.12       $   0.19           $   0.55         $  (0.38)

Weighted shares outstanding:
    Basic                                                   68,735         36,739             68,541           37,037
    Diluted                                                 72,788         64,134             72,726           37,037

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                          Nine months ended
                                                                                   --------------------------------
                                                                                                       May 27,
                                                                                                       2000-As
                                                                                       May 26,      adjusted -See
                                                                                        2001           Note 5
                                                                                   --------------------------------
OPERATING ACTIVITIES
Net income                                                                            $ 40,324        $ 34,398
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                                       17,925          20,211
    Asset impairment                                                                     3,526           4,890
    Provision for doubtful accounts                                                        600             725
    Provision for deferred income taxes                                                 (2,369)          2,445
    Stock option compensation expense                                                     (150)            150
    Equity in net income of affiliates                                                  (1,488)         (1,114)
    Loss on sale of property and equipment                                               1,202             612
    Gain on sale of investment in affiliate                                                  -          (5,468)
    Minority interest in subsidiaries' net income                                        1,653             733
    Changes in operating assets and liabilities:
        Trade accounts receivable                                                       (1,131)         (5,752)
        Trade accounts receivable due from affiliates                                    3,236         (11,093)
        Inventories                                                                     (6,552)          2,262
        Accounts payable and accrued liabilities                                            70           8,909
        Other current assets                                                            (2,225)         (2,050)
        Accrued income taxes                                                            (2,227)         (3,771)
        Other                                                                             (468)           (289)
                                                                                   --------------------------------
          Net cash provided by operating activities                                     51,926          45,798
                                                                                   --------------------------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                                  (19,607)        (16,384)
Purchases of intangible assets                                                         (10,494)         (2,212)
Proceeds from sales of property and equipment                                              583             350
Proceeds from sale of investment in affiliate                                            3,941           7,399
Decrease in investment in affiliate                                                      1,437          (1,036)
                                                                                   --------------------------------
          Net cash used in investing activities                                        (24,140)        (11,882)
                                                                                   --------------------------------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt                          (2,545)         (9,852)
Proceeds from issuance of debt                                                               -           3,157
Issuance of common stock                                                                 2,545             157
Repurchase of common stock                                                                (722)        (10,446)
                                                                                   --------------------------------
          Net cash used in financing activities                                           (722)        (16,984)
                                                                                   --------------------------------
Effect of exchange rate changes on cash and cash equivalents                              (200)            (96)
                                                                                   --------------------------------
Increase in cash and cash equivalents                                                   26,864          16,836
Cash and cash equivalents at beginning of period                                       102,973          16,411
                                                                                   --------------------------------
Cash and cash equivalents at end of period                                            $129,837        $ 33,247
                                                                                   ================================

See accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 26, 2001 and August 26, 2000, the results of operations for the three months and nine months ended May 26, 2001 and May 27, 2000 and cash flows for the nine months ended May 26, 2001 and May 27, 2000. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 26, 2000. The results of operations for the three months and nine months ended May 26, 2001 and May 27, 2000 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on the last Saturday of August. Each interim quarter ends on the last Saturday of the months of November, February and May.

2.   Earnings per share
     ------------------

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                 Three Months Ended                Nine Months Ended
                                           ------------------------------    ------------------------------
                                                May 26,       May 27,             May 26,       May 27,
                                                 2001          2000                 2001          2000
                                           ------------------------------    ------------------------------

     Basic earnings per share-weighted
       common shares outstanding               68,735,000   36,739,000           68,541,000   37,037,000
     Weighted common shares
       assumed upon exercise of stock
       options                                  4,053,000   27,395,000            4,185,000        -
                                           ------------------------------    ------------------------------
     Diluted earnings per share-
       weighted common shares and
       common shares equivalent
       outstanding                             72,788,000   64,134,000           72,726,000   37,037,000
                                           ==============================    ==============================

3.   Inventories
     -----------

     Inventories consist of the following:

                                                               May 26, 2001            August 26, 2000
                                                          ----------------------    ---------------------
     Raw materials                                                 $14,885                  $12,677
     Work-in process                                                 1,466                    3,280
     Finished goods                                                 31,766                   25,794
     Supplies                                                          598                      225
                                                          ----------------------    ---------------------
        Total inventories                                          $48,715                  $41,976
                                                          ======================    =====================

4.    Comprehensive Income
      --------------------

For the three months and nine months ended May 26, 2001 and May 27, 2000 net income, items of other comprehensive income and comprehensive income are as follows:

                                                      Three months ended                 Nine months ended
                                                 ------------------------------    ------------------------------
                                                                   May 27,                           May 27,
                                                                   2000-As                           2000-As
                                                    May 26,       adjusted-           May 26,        adjusted-
                                                      2001        See Note 5           2001          See Note 5
                                                 ------------------------------    ------------------------------
Net income                                          $ 8,428        $12,014            $40,324        $34,398
Items of other comprehensive income (loss)
     Foreign currency translation                     1,408             62                516            (76)
     Unrealized gain in marketable securities         1,554             81              1,125             57
                                                 ------------------------------    ------------------------------

Comprehensive income                                $11,390        $12,157            $41,965        $34,379
                                                 ==============================    ==============================

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

The effect of the accounting change on income for the three months and nine months ended May 26, 2001 and May 27, 2000 is shown below:

Increase (decrease)                                  Three months ended                 Nine months ended
-------------------------------------------     ------------------------------    ------------------------------
                                                   May 26,        May 27,           May 26,         May 27,
Effect on:                                           2001           2000              2001            2000
                                                ------------------------------    ------------------------------
Net income                                            -            $ 305             $ (404)         $1,034
Basic earnings per common share                       -            $0.01             $(0.01)         $ 0.03
Diluted earnings per common share                     -            $0.01             $(0.01)         $ 0.03

6.   Non-recurring Charges
     ---------------------

During the second quarter of fiscal 2001, the Company recorded a one-time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate, Metron Technology N.V. (Metron). Pursuant to the termination agreement, the Company will assume direct sales responsibility for Microelectronics Group product sales in Europe and Asia, and transferred to Metron 1.125 million shares of Metron stock and will make cash payments totaling $1.75 million. Entegris will also buy back certain microelectronics product inventory, to be determined at a later date, from Metron, which will be accounted for if and when such inventory is transferred from Metron. The Company and Metron also executed a new distribution agreement for Entegris' Fluid Handling Group products, which now runs through August 31, 2005.

During the third quarter of fiscal 2001, the company recorded a $4.9 million charge in connection with its decision to close its Castle Rock, Colorado and Munmak, Korea facilities. The charge included $1.7 million in termination costs related to a workforce reduction of 170 employees and $1.4 million for estimated losses for asset disposals after accounting for assets transfers and estimated proceeds for items expected to be sold. In addition, the charge included $1.8 million for future lease commitments on the

Castle Rock facility, the lessor of which is a major shareholder of the Company. The tax benefit associated with the non-recurring charge totaled $3.5 million, which included $1.6 million in tax benefits associated with the closure of the Korea operation, losses of which were previously non-deductible.

A summary of the third quarter charge is as follows:

                                                    Amount       Accrual
                                     Amount        Utilized     at May 26,
                                     Charged       or Paid        2001
                                    ----------    ---------    ----------
Severance costs                     $1,697,000      690,000     1,007,000
Asset disposals                      1,427,000    1,427,000            --
Lease commitments                    1,810,000           --     1,810,000
                                    ----------    ---------    ----------
                                    $4,934,000    2,117,000    $2,817,000
                                    ==========    =========    ==========

7.       Subsequent Event
         ----------------

On May 31, 2001, the Company announced the completion of its acquisition of NT International for a cash payment of $27.5 million. NT International, located in Fridley, Minnesota, designs and manufactures patented ultra-high purity flow and pressure measurement sensors and controllers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------
Three Months and Nine Months Ended May 26, 2001 Compared to Three Months and Nine Months Ended May 27, 2000

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                      Three Months Ended          Nine Months Ended
                                                  -------------------------------------------------------
                                                                  May 27,                     May 27,
                                                                  2000-As                     2000-As
                                                     May 26,      adjusted-      May 26,     adjusted-
                                                      2001       See Note 5       2001       See Note 5
                                                  -------------------------------------------------------
Net sales                                             100.0         100.0        100.0         100.0
Cost of sales                                          53.4          52.0         50.3          54.2
                                                  -------------------------------------------------------
     Gross profit                                      46.6          48.0         49.7          45.8
Selling, general and administrative expenses           23.1          21.9         20.6          21.6
Non-recurring charges                                   6.1            -           4.5            -
Engineering, research and development
     expenses                                           5.8           3.8          4.2           4.3
                                                  -------------------------------------------------------
     Operating profit                                  11.7          22.3         20.3          19.9
Interest (income) expense, net                         (1.3)          0.8         (1.3)          1.1
Other expense (income), net                            (1.2)         (0.3)          -           (2.6)
                                                  -------------------------------------------------------
     Income before income taxes and other items        14.1          21.8         21.7          21.4
       below
Income taxes                                            3.4           8.7          7.7           7.7
Equity in net earnings of affiliated companies           -           (0.6)        (0.5)         (0.4)
Minority interest in subsidiaries' net income           0.3           0.4          0.6           0.3
                                                  -------------------------------------------------------
     Net income                                        10.4          13.2         13.9          13.9
                                                  =======================================================

Effective tax rate                                     24.3%         40.0%        35.5%         35.9%

Net sales Net sales decreased 11% to $81.3 million in the third quarter of fiscal 2001, compared to $91.0 million in the third quarter of fiscal 2000. The decline reflects the downturn in the semiconductor industry that began this year. Revenue increases were recorded in Japan and Europe, while revenues in North America and the Asia Pacific region declined. International sales accounted for approximately one half of net sales, essentially unchanged from fiscal 2000 and six-month fiscal 2001 levels. Sales of fluid handling products, which made up 33 percent of total sales for the quarter, were flat when compared to the year-ago period, while microelectronics product sales, 67% of total sales, fell 16%.

Net sales for the first nine months of fiscal 2001 were $289.7 million, up 17% from $247.7 million in the comparable year-ago period. Revenue gains were recorded in North America, Europe and Japan, while sales fell slightly in the Asia Pacific region. Fluid handling product and microelectronics sales increased 45% and 10%, respectively, compared to first nine months of fiscal 2000.

Incoming order rates began to decline late in the second quarter of fiscal 2001, for both fluid handling products, which are dependent on capital spending levels in the semiconductor industry, and microelectronics products, reflecting decreased manufacturing utilization of wafer manufacturers and semiconductor manufacturers. The decline in order rates continued throughout the third quarter. As a result, management expects that sales for the fourth quarter of fiscal 2001 will decline further from the sales levels experienced in the third quarter of fiscal 2001.

Gross profit Gross profit in the third quarter of fiscal 2001 decreased 13% to $37.9 million, compared to $43.7 million reported in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, gross profit was $144.0 million, up 27% from $113.5 million recorded in the first nine months of fiscal 2000. As a percentage of net sales, gross margins for the third quarter and first nine months of the fiscal year were 46.6% and 49.7%, respectively, compared to 48.0% and 45.8%, respectively, in the comparable periods a year ago.

The gross profit and gross margin variances mainly track the utilization of our production capacity associated with varying sales levels Approximately one half of our cost of goods sold is variable. Asset impairment charges of $0.1 million and $3.5 million were recorded in the third quarter and first nine months of fiscal 2001, respectively, mainly for asset write-offs of molds that were determined to have no future use. As noted in Note 5 to the accompanying consolidated financial statements, the Company changed its method of accounting for inventories from LIFO to FIFO in the first quarter of fiscal 2001.

As discussed above, management expects sales levels to decline in the fourth quarter. The corresponding reduction in our factory utilization would result in decreased gross profits with a lower gross margin.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses decreased 6% to $18.8 million in the third quarter of fiscal 2001 from $19.9 million in the third quarter of fiscal 2000. SG&A expenses grew 11% to $59.7 million in the first nine months of fiscal 2001 compared to $53.6 million in the first nine months a year earlier. The year-to-date increases reflect higher commissions, and personnel and information systems costs. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased slightly to 20.6% from 21.6% a year ago.

Non-recurring charges During the third quarter, the company recorded a $4.9 million charge in connection with its decision to close its Castle Rock, Colorado and Munmak, Korea facilities. The charge included $1.7 million in termination costs related to a workforce reduction of 170 employees and $1.4 million for estimated losses for asset disposals after accounting for assets transfers and estimated proceeds for items expected to be sold. In addition, the charge included $1.8 million for future lease commitments on the Castle Rock facility, the lessor of which is a major shareholder of the Company.

During the second quarter of fiscal 2001, the Company recorded a one-time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate Metron Technology N.V. (Metron). Pursuant to the termination agreement, the Company will assume direct sales responsibility for Microelectronics Group product sales in Europe and Asia, and transferred to Metron 1.125 million shares of Metron stock and will make cash payments totaling $1.75 million over a 15-month period. Entegris will also buy back certain microelectronics product inventory, to be determined at a later date, from Metron, which will be accounted for if and when such inventory is transferred from Metron. The Company and Metron also executed a new distribution agreement for Entegris' Fluid Handling Group products, which now runs through August 31, 2005.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses increased 35% to $4.7 million, or 5.8% of net sales, in the third quarter of fiscal 2001 as compared to $3.5 million, or 3.8% of net sales, for the same period in fiscal 2000. ER&D expenses increased 16% to $12.3 million, or 4.2% of net sales, in the first nine months of fiscal 2001 as compared to $10.6 million, or 4.3% of net sales, a year-ago period. A major element of current ER&D expenditures relates to the continued development of next generation 300mm products.

Interest (income) expense Net interest income was $1.0 million in the third quarter of fiscal 2001 compared to net interest expense of $0.8 million in the year-ago period. Net interest income was $3.9 million in the first nine months of fiscal 2001 compared to net interest expense of $2.8 million for the same period in fiscal 2000. The quarterly and year-to-date variances reflect the elimination of domestic bank borrowings and capital lease obligations, as well as the short-term investment of sizable available cash balances. These actions were due to strong operating earnings and the receipt of net proceeds of $99.0 million from the Company's initial public offering in July 2000, $42 million of which was used to retire long-term debt and capital lease obligations.

Other expense (income) Other income was $1.0 million in the third quarter of fiscal 2001 as compared to other income of $0.2 million a year ago. Other expense was $43 thousand in the first nine months of fiscal 2001 compared to other income of $6.5 million in the first nine months of fiscal 2000. The main factor underlying the year-to-year variance is the $5.5 million pre-tax gain recognized on the sale of approximately 612,000 common shares of the Company's investment in Metron as part of Metron's initial public offering in November 1999. The recording of translation losses in the fiscal 2001 periods compared to translation gains in fiscal 2000 also contributed to the change.

Income tax expense Income tax expense of $22.3 million was slightly higher in the first nine months of fiscal 2001 compared to $19.1 million in income tax expense reported a year earlier, primarily reflecting higher pre-tax income. The effective tax rate thus far in fiscal 2001 is 35.5% compared to 35.9% in fiscal 2000. The tax benefit associated with the closure of the Castle Rock, Colorado and Munmak, Korea facilities described above totaled $3.5 million. $1.6 million of the tax benefit was associated with the closure of the Korea operation, losses of which were previously non-deductible, and was the primary factor explaining the relatively low 24.3% effective tax rate in the third quarter of fiscal 2001.

Equity in net income of affiliates During March 2001, the Company surrendered ownership of 1.125 million shares of its investment in Metron in connection with the charge described above under the caption "Non-recurring Charges". As a result, the Company's percentage ownership in Metron decreased to approximately 12%. Accordingly, the Company discontinued application of the equity method to account for its investment in Metron. The Company's remaining investment is accounted for as an "available-for-sale security" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

As a result, the Company recorded no equity in the net income of affiliates in the third quarter of fiscal 2001 compared to $0.5 million in the third quarter a year earlier. Equity in the net income of affiliates was $1.5 million in the first nine months of fiscal 2001 compared to $1.1 million for the same period a year ago.

Minority interest For the three months ended May 26, 2001, minority interest in subsidiaries' net income declined 28% compared to the year-ago period. For the nine months ended May 26, 2001, minority interest in subsidiaries' net income was more than double a year ago. These figures reflect the financial performance at our 51% owned Japanese subsidiaries.

Net income Net income decreased 30% to $8.4 million in the third quarter of fiscal 2001, compared to net income of $12.0 million in the year-ago period. Net income applicable to nonredeemable common shareholders was $8.4 million, or $0.12 per diluted share, for the quarter, compared to a net income applicable to nonredeemable common shareholders of $29.0 million, or $0.19 per share diluted, in the third quarter of fiscal 2000.

Net income increased to $40.3 million in the first nine months of fiscal 2001, compared to net income of $34.4 million in the comparable year-ago period. Net income applicable to nonredeemable common shareholders was $40.3 million, or $0.55 per diluted share, in the first nine months of fiscal 2001. After the market value adjustment related to redeemable common stock, the net loss applicable to nonredeemable common shareholders was $14.2 million, or $0.38 per share diluted, in the first nine months of fiscal 2000. Excluding the effect of the market value adjustment related to redeemable common stock, pro forma earnings per diluted share were $0.53 per share in the first half of fiscal 2000.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $52.0 million in the first nine months of fiscal 2001. Net income and noncash charges, such as depreciation and amortization, accounted for the strong cash flow generated by operations, which was partly offset by working capital requirements, principally higher inventories ($6.6 million). Working capital at May 26, 2001 stood at $196.9 million, including $129.8 million in cash and cash equivalents.

Inventories rose as the Company increased its safety stock of certain critical resins where the supplier had indicated possible delivery issues and built up the supply of fluid handling components used in the production of fluid handling products because of strong customer demand. The company began to decrease its safety stock inventories and adjusted its raw material requirements based on projected business levels during the third quarter. Accordingly, inventory balances were $3.0 million more than at the beginning of the quarter.

Investing activities Cash flow used in investing activities totaled $24.1 million in the first nine months of fiscal 2001. Acquisition of property and equipment totaled $19.6 million, primarily related to increasing our manufacturing capabilities for 300mm products, tooling for new products, and investments in our e-business initiatives. The Company expects capital expenditures of approximately $25-30 million during fiscal 2001, consisting mainly of spending on manufacturing equipment and information systems.

In March 2001, the Company acquired the fluid handling component product line of a Japanese company for $10.4 million. Patents and goodwill of approximately $2.3 million and $8.0 million, respectively, were recorded in connection with the transaction. The purchase was accounted for by the purchase method. Accordingly, the Company's consolidated financial statements include the net assets and results of operations from the date of acquisition.

In the first quarter of fiscal 2000, we received $7.4 million from the sale of 612,000 shares of our investment in Metron Technology N.V. (Metron).

Financing activities Cash provided used in by financing activities totaled $0.7 million during the first nine months of fiscal 2001. Payments on long-term and short-term borrowings totaled $2.5 million. The Company recorded proceeds of $2.5 million in connection with common shares issued under the Company's stock option and stock purchase plans. We repurchased common shares for $0.7 million in the first nine months of fiscal 2001. These shares were acquired in connection with the redemption of common stock from the Company's Employee Stock Ownership Plan and the repurchase of 55,000 common shares as part of the 500,000 shares authorized for repurchase by the Company's Board of Directors in the first quarter of fiscal 2001.

At May 26, 2001, the Company's shareholders' equity stood at $309.5 million. Book value per share was $4.48, up from $3.91 per share at the end of fiscal 2000. Net earnings accounted for the increase.

As of May 26, 2001, our sources of available funds comprised $129.8 million in cash and cash equivalents, and various credit facilities. We have unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $30.0 million, with no borrowings outstanding at May 26, 2001. We also have lines of credit, equivalent to an aggregate of approximately $12 million with six international banks, which provide for borrowings of German deutsche marks, Malaysian ringgits and Japanese yen for our overseas subsidiaries. Borrowings outstanding on these lines of credit were $7.4 million at May 26, 2001.

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

Subsequent Event On May 31, 2001, the Company announced the completion of its acquisition of NT International for a cash payment of $27.5 million. NT International, located in Fridley, Minnesota, designs and manufactures patented ultra-high purity flow and pressure measurement sensors and controllers.

New Accounting Prouncements In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Tangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which the Company expects to adopt in the first quarter of fiscal 2002.


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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The exposure to interest rate fluctuations is not significant as most outstanding debt carries fixed rates of interest. The Company's short-term investments are debt instruments that mainly mature in three months or less.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products from the United States when such sales are denominated in currencies other than the U.S. dollar. The cash flows and earnings of its foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in certain foreign currency exchange rates would increase or decrease net income by approximately $2 million.

As described above under the caption "Non-recurring Charges", the Company surrendered ownership of 1.125 million shares of Metron in March 2001 in connection with the charge described above As a result, its percentage ownership in Metron decreased to approximately 12%. Accordingly, the Company discontinued application of the equity method to account for its investment in Metron, with the Company's remaining investment to be accounted for as an "available-for-sale security" under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115. Based on the closing stock price of Metron at May 26, 2001, the fair value of our investment in Metron was approximately $12.5 million.

                                     PART II

                                OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits:

         None

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated January 8, 2001 and filed March 2, 2001, in connection with changes to distribution agreements between the Company and Metron Technology N.V.

CONFORMED COPY


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENTEGRIS, INC.


Date:   July 10, 2001                     /s/ James E. Dauwalter
                                          ----------------------
                                          James E. Dauwalter
                                          President and Chief Executive Officer


Date:  July 10, 2001                      /s/ John D. Villas
                                          ------------------
                                          John D. Villas
                                          Executive Vice President  and
                                             Chief Financial Officer