Form 10-K
period 2001-08-25
ENTEGRIS INC
filed 2001-11-23
CIK 1101302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the fiscal year ended August 25, 2001

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from_______to________.

                       Commission File Number: 000-30789

                                ENTEGRIS, INC.

                             ____________________

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

                             ____________________

                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (952) 556-3131

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on October 31, 2001 as reported by the Nasdaq National Market, was approximately $205 million. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock, $0.01 Par Value, as of October 31, 2001 was 69,741,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual General Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended August 25, 2001, are incorporated by reference into Part III of this report. (The Audit Committee Report, the Compensation and Stock Option Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

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

     With over 10,000 standard and customized products, we believe we provide the most comprehensive portfolio of materials management products to the microelectronics industry. Our materials management products, such as wafer shippers, wafer transport and process carriers, pods and work-in-process boxes, preserve the integrity of wafers as they are transported from wafer manufacturers to semiconductor manufacturers, processed into finished wafers and integrated circuits and subsequently tested, assembled and packaged. We also provide chemical delivery products, such as valves, fittings, sensors, tubing, pipe and containers, that assure the consistent and safe delivery and storage of sophisticated chemicals between chemical manufacturers and semiconductor manufacturers' point-of-use.

     We sell our products worldwide to over 1,000 customers, who represent a broad base of leading suppliers to the microelectronics industry. Our customers in the semiconductor industry include wafer manufacturers, chemical suppliers, equipment manufacturers, device manufacturers and assemblers. Our semiconductor customers include Applied Materials, Arch Chemicals, IBM, Infineon, Intel, Texas Instruments and TSMC. Our customers in data storage manufacturing include Fujitsu, IBM, Komag and Seagate Technology.

     International sales represented approximately 48% of our sales in both fiscal 1999 and fiscal 2000, and 50% of our sales in fiscal 2001. We provide our customers with a worldwide network of sales and support personnel, which enable us to offer local service to our global customer base and assure the timely and cost-effective delivery of our products.

Industry Background

     Semiconductors are the building blocks of today's electronics and the backbone of the information age. The market for semiconductors has grown significantly over the past several years. This long-term trend is expected to continue due to rapid growth in Internet usage and the continuing demand for applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics. As integrated circuit performance has increased and the size and cost have decreased, the use of semiconductors in these applications has grown significantly. According to the Semiconductor Industry Association, or SIA, while worldwide semiconductor revenues are expected to decline by 31% to $141 billion from calendar year 2000 to calendar year 2001, they are expected to grow at a compound annual growth rate of 16% over the next three years to $218 billion in 2004.

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

     As a result of the growing cost and complexity of manufacturing integrated circuits, semiconductor manufacturers have increasingly focused on improving productivity in their manufacturing facilities. In the 1970s, yield management techniques such as process monitoring and in-line testing were introduced to the semiconductor manufacturing process. These techniques were widely adopted in the 1980s and 1990s. Automation was introduced to semiconductor manufacturing facilities in the 1980s in an effort to improve efficiency. Because of the widespread use of these technologies, significant productivity gains have already been realized.

Materials Integrity Management Focus

     In an effort to realize continued productivity gains, semiconductor manufacturers have become increasingly focused on materials management solutions that enable them to safely store, handle, process and transport materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. Wafer processing can involve as many as 500 steps and take up to six weeks. As a result, a batch of 25 fully processed wafers can cost more than $1 million. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be handled carefully and precisely to minimize damage. In addition, materials handling products must meet exact specifications each and every time or valuable wafers can be damaged. For example, in the case of wafer carriers, precise wafer positioning, highly reliable and predictable cassette interface dimensions and advanced materials are crucial. The failure to prevent damage to wafers can severely impact integrated circuit performance, render an integrated circuit inoperable or disrupt manufacturing operations. Thus, semiconductor manufacturers are seeking to: minimize contamination, protect semiconductor devices from electrostatic discharge and shock, avoid process interruptions, prevent damage or abrasion to wafers and materials during automated processing caused by contact with other materials or equipment, prevent damage due to abrasion or vibration of work-in-process and finished goods during transportation to and from customer and supplier facilities and eliminate the dangers associated with handling toxic chemicals.

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

Products and Capabilities

     We are a leading provider of materials integrity management solutions that assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafers to completed integrated circuits. Among other things, our comprehensive portfolio of products enable:

 . secure transport of materials, including chemicals and raw silicon wafers, from suppliers to the fab;
 . storage, handling and transport of wafers throughout fab processing;
 . storage, mixing and distribution of chemicals throughout fab processing;
 . delivery of finished wafers to test, assembly and packaging facilities; and . safe handling of integrated circuit packages and bare die at the test, assembly and packaging facilities.

     We also apply our materials integrity expertise within other markets in the microelectronics industry, such as the data storage market. Our comprehensive product line, advanced manufacturing capabilities, extensive polymer expertise, industry and applications knowledge and worldwide infrastructure benefit our customers and position us for growth.

Comprehensive Product Line

     With over 10,000 products, we believe that we offer the broadest product offering of materials management solutions for the microelectronics manufacturing industry. In fiscal 2001, we released more than 200 new and derivative products. In the semiconductor industry, we offer products to ship, process, test and store wafers before during and after the integrated circuit manufacturing process. We also offer a complete product line to transport, process, store and ship chemicals used in the semiconductor manufacturing process. In the data storage market, we offer a broad range of products to transport and handle magnetic hard disk drives, read/write heads and optical and compact disks.

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

Industry and Applications Knowledge

     Throughout our 35-year history, we have worked closely with semiconductor and hard disk drive manufacturers and materials suppliers to accumulate considerable insight into the increasingly complex manufacturing requirements of the semiconductor and data storage markets. This insight allows us to more effectively target our research and development toward products that satisfy our customers' manufacturing requirements. Our industry knowledge encompasses contamination control, electrostatic discharge protection and cleanroom manufacturing. This industry knowledge has enabled us to serve as a leader in developing industry standards. Our ability to characterize and test products allows us to understand the interaction of our products with wafers in our customers' manufacturing process in order to ensure superior performance while reducing the risk of damage.

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

Broaden Product and Service Offerings

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

     We are committed to developing new products and services through both internal research and development and strategic acquisitions. For example, during fiscal 2001, we acquired Atcor Corporation and Critical Clean Solutions Inc. (CCS). Atcor, based in San Jose, California, is a leading supplier of precision cleaning systems and cleaning services, providing a variety of cleaning and drying technologies to the world's largest semiconductor and hard disk drive manufacturers. CCS, headquartered in Gilroy, California, is a leading provider of sub-micron cleaning services and reuse products to the semiconductor, disk drive and other high-technology industries.

These acquisitions provided Entegris with the necessary infrastructure for its Silicon Delivery(TM) Systems and Services (SDS2) and Disk Delivery(TM) Systems and Services (DDS2) programs, which offer outsourced programs for wafer, device and disk transportation and protection. These programs include the handling for raw wafer manufacturing and shipping, wafer processing, finished wafer shipping and handling, product cleaning systems and/or services, logistics management, recycling and the certification of reusable products. Entegris offers both on-site and off-site programs.

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

     During fiscal 2001, we acquired Tokyo-based Nisso Engineering's fluid handling product line, which expands our portfolio of high quality materials integrity management solutions and supports our commitment to deliver innovative fluid handling solutions to original equipment manufacturers (OEM) in Japan and other locations.

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

     For example, we acquired NT International in fiscal 2001. NT International designs and manufactures patented ultrahigh purity flow and pressure measurement sensors and controllers. These products, coupled with Entegris' broad fluid handling product line, enable us to provide customers a complete system solution to protect and transport valuable inventories of critical fluids. It also gives us the ability to offer reliable and highly accurate measurement and control solutions for ultrapure and caustic fluids used in semiconductor manufacturing.

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

Chemical Delivery Products. Chemicals spend most of their time in contact with fluid storage and management distribution systems, so it is critical for fluid storage and handling components to resist these chemicals and avoid contributing contaminants to the fluid stream. We offer chemical delivery products that allow the consistent and safe delivery of sophisticated chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products and systems under the most stringent of process conditions has made us a recognized leader in high purity fluid transfer products and systems. Both semiconductor manufacturers and semiconductor OEMs use our chemical delivery products and systems. Our comprehensive product line provides our customers with a single source provider for their chemical storage and management needs throughout the manufacturing process.
Our chemical delivery products include:

 . Valves. We offer the Integra(R), Dymak(R) and Accuflo(TM) valves, each of which were first in their respective applications. Our Integra valve was the first to feature no external metal parts, which can corrode and pose a safety hazard when managing aggressive chemicals. Our Dymak valve is the first PFA pinch valve designed for chemical mechanical polishing, or CMP, slurries, bulk chemical distribution and other high flow applications. The all-PFA pinch element allows greater resistance to chemical corrosion and offers lower particle generation than competing valves. Our Accuflo metering valve is the first to be molded entirely from PFA, which provides enhanced control for a broad range of applications.

 . Fittings. We provide fittings that have become the industry standard for high purity chemical resistance. We offer three styles of fittings: Flaretek(R), Quikgrip(R) and Galtek(R) fittings. Our Flaretek fittings feature a flare design that combines leak-free performance with minimum dead volume. All of the wetted surfaces of our fittings products are Teflon(R) PFA, chosen for its resistance to corrosion and wear in the semiconductor processing environment. Our Quikgrip fitting has a gripper design that features easy, user-friendly assembly. Additionally, our Galtek fittings represent the industry's first all PFA fitting featuring an integral ferrule design for strength along with chemical resistance features.

 . Tubing. We offer three grades of FluoroLine(R) PFA tubing, which address our customers' needs ranging from industrial to ultra high purity applications.

 . Pipe. Our PUREBOND(R) fusable piping components provide leak-free piping systems by fusion bonding over rigid pipe and components. Our patented method for joining PFA components allows flexibility of design and assembly of fluid delivery systems. We offer many component configuration sizes ranging from 1 /4 inch to 2 inch inner diameters, meeting a wide range of customer design requirements.

 . Chemical Containers. We offer a broad spectrum of chemical transport and storage containers that help ensure the safe delivery of sophisticated chemicals from chemical manufacturers to the semiconductor manufacturers' point-of-use. Our containers are well suited for the microelectronics industry because they help minimize contamination of chemicals to concentrations of parts per billion and parts per trillion. Our sheet lining process allows us to provide containers for bulk chemical storage and shipment of up to 19,000 liters. We offer a wide variety of container types including drums, pressure vessels, intermediate bulk containers, custom containers and bottles. In addition, we provide our patented quick connect system, which enables safe, risk-free connections for chemical container change-outs.

 . Custom Fabricated Products. We offer a wide variety of custom-molded, welded or fabricated fluid products, including custom valves, fittings, filter housings, caps, closures, flanges and tanks. We manufacture these custom products to meet stringent standards of consistency and safety by offering a variety of high performance, chemically resistant materials. Some of our valves fall within the scope of United States export licensing regulations pertaining to products that could be used in connection with chemical weapons processes. These regulations require us to obtain licenses to ship some of our products to customers in certain countries, and we routinely apply for and obtain export licenses. The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations. We recently cooperated with the United States Department of Commerce to clarify our licensing practices and to review our practices with respect to prior sales of our valve products to customers in Taiwan and Israel.

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

--------------------------------------------------------------------------------------------------------------------------
                                                                        2001                 2000                 1999
--------------------------------------------------------------------------------------------------------------------------
Semiconductor manufacturing products                                      87%                  84%                  76%
--------------------------------------------------------------------------------------------------------------------------
Disk manufacturing products                                                9%                  12%                  20%
--------------------------------------------------------------------------------------------------------------------------
Other products                                                             4%                   4%                   4%
--------------------------------------------------------------------------------------------------------------------------
                                                                         100%                 100%                 100%
--------------------------------------------------------==================================================================

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

Semiconductor Wafer Manufacturing
Mitsubishi Silicon                 Sumitomo Metals
MEMC                               Wacker Siltronic
Shin Etsu Handotai (SEH)

Microelectronics and Semiconductor Materials
Arch Chemicals                     Millipore
Ashland                            Pall
BOC Edwards

Semiconductor Equipment Manufacturing
Applied Materials                  SCP Global Technologies
FSI International

Data Storage Manufacturing
Fujitsu                            MMC
Hoya                               Seagate Technology
IBM                                Showa-Denko
Komag                              Yamagata

Semiconductor Device Manufacturing and Assembly
AMD                                LG International
ASE Test                           Micron Technology
Carsem                             Motorola
Fujitsu                            NEC
Hitachi                            Philips
Intel                              Samsung
IBM                                STMicroelectronics
Infineon                           Texas Instruments
Lucent                             TSMC
                                   UMC

Custom Products for Other Industries
ADC Telecom                        Guidant
Boston Scientific                  Medtronic
Ericsson

Sales and Marketing

     We market and sell our products on a worldwide basis through a network of direct sales personnel, commissioned sales representatives and stocking distributors. Our sales and marketing initiatives in Japan are coordinated through the sales office of Fluoroware Valqua Japan, our majority owned subsidiary. Metron, a global distributor of semiconductor products and services partially owned by Entegris, has broad distribution rights for the Company's Fluid Handling product line in Europe, and in portions of the United States and Asia. International sales accounted for 48% and 50% of our revenues in fiscal 2000 and fiscal 2001, respectively.

     We support our worldwide sales activities by stocking select products in regional warehouses, which facilitates rapid response to customers' needs. For example, Entegris Europe GmbH serves as one of several stocking locations for distribution throughout Europe. The worldwide offices of Metron also carry Fluid Handling product inventories to meet regional demand. Direct customer support comes from our regional service and customer support offices located in the United States, Europe and Asia. We work with each of our regional service and customer support offices to provide regional marketing support, including public relations, collateral development and publication, corporate positioning, advertising and trade show participation and communications. Our marketing groups based in the United States support our global marketing strategy, e-business and other initiatives.

Manufacturing

     Our customers rely on our products to assure their materials integrity by providing dimensional precision and stability, cleanliness and consistent performance. Our ability to meet our customers' expectations, combined with our substantial investments in worldwide manufacturing capacity, position us to respond to the increasing materials management demands of the microelectronics industry and other industries that require similar levels of materials integrity. To meet our customer needs worldwide, we have established an extensive global manufacturing network with facilities in the United States, Germany, Japan, and Malaysia. Because we work in an industry where contamination control is paramount, we maintain Class 100 to Class 10,000 cleanrooms for manufacturing and assembly. We believe that our worldwide manufacturing operations and our advanced manufacturing capabilities are important competitive advantages. Our advanced manufacturing capabilities include:

 . Injection Molding. Our manufacturing expertise is based on our long experience with injection molding. Using molds produced from computer-aided processes, our manufacturing technicians utilize specialized injection molding equipment and operate within specific protocols and procedures established to consistently produce precision products.

 . Extrusion. Extrusion is the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the resulting melt through a die to produce tubing and pipe. We have established contamination free on-line laser marking and measurement techniques to properly identify products during the extrusion process and ensure consistency in overall dimension and wall thickness.

 .Blow Molding. Blow molding consists of the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the melt through a die to create a hollow tube. The molten tube is clamped in a mold and expanded with pressurized gas until it takes the shape of the mold. We utilize advanced three-layer processing to manufacture 55 gallon drums, leading to cost savings while simultaneously assuring durability, strength and purity.

 .Rotational Molding. Rotational molding is the placing of a solid polymer powder in a mold, placing the mold in an oven and rotating the mold on two axes so that the melting polymer coats the entire surface of the mold. This forms a part in the shape of the mold upon cooling. We use rotational molding in manufacturing containers up to 5,000 liters. Our rotational molding expertise has provided rapid market access for our current fluoropolymer sheet lining manufacturing business.

 .Sheet Lining. Sheet lining consists of welding thin sheets of polymer into a solid lining that conforms to the shape of a large vessel, such as a tanker truck. We sheet line stainless steel tanks up to 19,000 liters in size through a complex adhesive and welding process that provides customers with purity and strength for the high volume storage and transportation of corrosive chemicals.

 .Machining. Machining consists of the use of computer controlled equipment to create shapes, such as valve bodies, out of solid polymer blocks or rods. Our computerized machining capabilities enable speed and repeatability in volume manufacturing of our machined products, particularly products utilized in chemical delivery applications.

 .Assembly. We have established protocols, flow charts, work instructions and quality assurance procedures to assure proper assembly of component parts. The extensive use of robotics throughout our facilities reduces labor costs, diminishes the possibility of contamination and assures process consistency.

 .Tool Making. We employ about 100 toolmakers at three separate locations in the United States. Our toolmakers produce the majority of the tools we use throughout the world.

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

Engineering, Research and Development

     We devote a significant portion of our financial and human resources to research and development programs. As of August 25, 2001, we employed approximately 150 people in our worldwide engineering, research and development department. Of these, more than 20 work in our materials and product testing research laboratories, where we conduct general materials research to enhance current products and strengthen our advanced materials knowledge. The other engineering, research and development personnel perform product design and development in response to general market needs as well as specific industry and customer requests. Increasingly, customers ask us to conduct research and development to find materials, products and systems that meet their specific materials handling needs. We utilize sophisticated methodologies to develop and characterize our materials and products. Our materials technology lab is equipped to analyze the physical, rheological, thermal, chemical and compositional nature of the polymers we use. Our materials lab includes standard and advanced polymer analysis equipment such as inductively coupled plasma mass spectrometry (ICP/MS), inductively coupled plasma atomic emission spectrometry (ICP/AES), Fourier transform infrared spectroscopy (FTIR) and automated thermal desorption gas chromatography/mass spectrometry (ATD-GC/MS). This advanced analysis equipment allows us to detect contaminants in materials that could harm the semiconductor manufacturing process to levels as low as parts per billion, and in some cases parts per trillion. Our capabilities to test and characterize our materials and products are focused on continuously reducing risk to our customers. The majority of our research laboratories are located at our Minnesota and Colorado facilities. We expect that technology and product research and development will continue to represent an important element in our ability to develop and characterize our materials and products.

Facilities

     We conduct manufacturing operations in facilities strategically positioned throughout the world. Our factory and warehouse facilities adequately meet our production capacity and work flow requirements. Due to significant capital spending over the past several years, we estimate that we operated at approximately 41% of manufacturing capacity and 90% of warehouse capacity in fiscal 2001. We believe that we can easily obtain sufficient warehouse capacity.

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

     We actively pursue a program of patent applications to seek protection of technologically sensitive features of our materials management products and processes. We conduct extensive research on the patentability of our innovations, the potential infringement on existing patents and the business value of retaining the information as proprietary knowledge. With this information, we determine whether to seek a patent, disclose the information through an industry white paper or maintain the information as a trade secret. As of August 25, 2001, our patent portfolio consisted of 110 current U.S. patents, which expire from 2001 to 2018, and 54 pending U.S. patent applications. We also regularly seek patent protection outside the United States by filing counterpart applications, principally in Europe, Taiwan and Japan. We also pursue trademark registration of our key trademarks in the principal countries where we do business.

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

     Our wafer management product line faces competition largely on a product-by-product basis. We have historically faced significant competition from companies such as Kakizaki, Dainichi and Asyst Technologies. These companies compete with us primarily in 200mm and 300mm applications. Our chemical delivery products also face worldwide competition from companies such as Furon, Parker, and Gemu. In assembly, packaging and testing of semiconductor and data storage applications, we compete with companies such as Advantek, GEL-Pak, ITW/Camtex, Peak International and 3M. Primary competition for our wafer shipping containers comes from Japanese companies such as SEP and Kakizaki. In the disk shipping and bare and packaged die tray markets, we face competition from regional suppliers.

Employees

     As of August 25, 2001, we had approximately 1,900 full-time employees throughout the world, including 1,315 in manufacturing, 150 in engineering, research and development, including custom product development, and 435 in selling, marketing and general and administrative activities, including customer service, finance and accounting, information technology, human resources and corporate management. Of our full-time employees, approximately 1,480 are located in the United States, 130 are located in Europe and about 290 are located in Asia. None of our employees are covered by a collective bargaining arrangement. We consider our relationship with our employees to be good.

Legal Proceedings

     We are not a party to any material pending legal proceedings.

Financial Information about Segments and Geographic Areas

     See Note 17 to the Consolidated Financial Statements contained herein.



                                 RISK FACTORS

     Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently believe are immaterial. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business operations. If any of the events described in the following risks occur, our business, operating results and financial condition could be significantly harmed.


Industry Risk

The semiconductor industry is highly cyclical, and industry downturns reduce revenue and profits.

     Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns, which occurred most recently in 1996, 1998 and 2001 (which continues today), have harmed our sales, gross profits and operating results. Furthermore, even in periods of reduced demand, we must continue to maintain a satisfactory level of research and development expenditures and continue to invest in our infrastructure. We expect the semiconductor industry to continue to be cyclical. Industry downturns reduce revenue and possibly increase pricing pressure, affecting both gross margins and net income.

Our revenue and operating results may fluctuate in future periods.

Our sales and operating results can vary significantly from quarter to quarter. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, because we typically do not have significant backlog, changes in order patterns have a more immediate impact on our revenues. The 1998 downturn in the semiconductor industry resulted in declines in our net income from fiscal 1997 to fiscal 1998, with a further decline in fiscal 1999. More recently, the Company reported record sales in the first half of 2001, reflecting a continuation of strong business conditions in the semiconductor industry that began in the second half of 1999. However, incoming order rates began to decline rapidly late in the second quarter of 2001. Consequently, the Company experienced significantly lower sales and earnings over the last half of the year. We anticipate that fluctuations in operating results will continue in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

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

     International sales accounted for 48% of our revenues in both fiscal 1999 and fiscal 2000, and 50% of our revenues in fiscal 2001. We anticipate that sales outside the United States will be an increasing percentage of our revenues as we pursue our international growth strategy. A significant portion of our revenues will therefore be subject to risks associated with sales in markets outside the United States, including unexpected changes in legal and regulatory requirements and policy; changes affecting the markets for semiconductor technology; difficulties in managing sales representatives or distributors; difficulties in staffing and managing foreign operations; and difficulties in protecting our intellectual property outside the United States.

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

     The value of the U.S. dollar in relation to other currencies may also harm our sales to customers outside the United States. In fiscal 2001, approximately one-quarter of our sales revenue was not denominated in U.S. dollars, which exposes us to currency fluctuations. We intend to expand internationally, and to the extent that we do so or change our pricing practices to denominate prices in other currencies, we will be exposed to increased risks of currency fluctuations as well as the increased risks of doing business internationally.

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

     Certain of our fluid handling products fall within the scope of U.S. export licensing regulations pertaining to products that could be used in connection with chemical weapons processes. These regulations require us to obtain licenses to ship some of our products to customers in certain countries, and we routinely apply for and obtain export licenses. The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations. We recently cooperated with the United States Department of Commerce to clarify our licensing practices and are in the process of upgrading our licensing practices and procedures. Although we believe we are in full compliance, any denial or delay in the issuance of future export licenses could result in lost sales.

We are dependent on Metron Technology N.V. for a substantial portion of our sales, and a decline in sales by Metron could limit our ability to maintain and grow our revenues.

     For the period ended August 25, 2001, we derived 24.9% of our revenues from customers that purchase our products through Metron Technology N.V., which distributes our products in parts of Europe, Asia and the United States. Any negative material event relating to Metron may impact our business. For example, Metron's sales could decline or Metron could choose to sell our competitors' products instead of our products.

     In January 2001, Entegris and Metron modified their existing distribution relationship. Under the new agreement, which began in March 2001, Metron will distribute Entegris' Fluid Handling products while we will assume a direct sales responsibility for our Microelectronics products. As part of the agreement our ownership of Metron decreased to approximately 12% at August 25, 2001. We now have less influence on Metron's business and decision making, and Metron may make decisions regarding the conduct of its business that could harm us and over which we have no control.

Relationships with joint venture partners affect our ability to do business internationally.

     We have entered into joint venture agreements intended to complement or expand our manufacturing and distribution operations in Japan. The success of our joint ventures depends in part on our ability to strengthen our relationships with our joint venture partners. If we do not develop and maintain good relationships with joint venture partners, we will be less able to successfully penetrate international markets.

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

Operating Risks

Our move to direct sale of our micro-electronic products worldwide involves new risks.

Earlier this year, we terminated Metron Technology as distributor for our micro-electronics products worldwide, in favor of a direct sales force. We established a global infrastructure team, hired key personnel, and commenced direct sales. Although we believe that we are well positioned for direct sales and we are no longer as dependant on Metron Technology, there are additional risks relating to our sales including, but not limited to, our ability to retain key personnel.

At the time we terminated Metron as a distributor of our micro-electronics products, we entered into a new agreement with Metron for the continued distribution of our fluid handling products through Metron.

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

     Hiring qualified personnel has become more difficult in recent years. The U.S. economy's long period of expansion and high rate of employment increased the difficulty of recruiting qualified manufacturing personnel, such as operators of our manufacturing equipment. Competition for such personnel in the technology and semiconductor industries can be particularly intense. Recruiting and hiring employees with the combination of skills and attributes required to conduct our business can be extremely competitive, time-consuming and expensive. We may not be able to successfully identify, hire and train new manufacturing personnel.

If we fail to identify, complete and successfully integrate recent or future acquisitions, our ability to expand our operations and increase revenues would be harmed.

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

     The management information and financial reporting systems that we use in our day-to-day operations are not fully integrated on a worldwide basis. We will need to continue to invest in these systems in order to maintain our current level of business and accommodate any future growth. We anticipate that the total costs associated with upgrading and integrating our systems will be approximately $8 to $10 million over the next two to four years. Our failure to successfully upgrade and integrate our management information and financial reporting systems may disrupt our business, create inefficiencies due to the lack of centralized data, result in unnecessarily high levels of inventories, and increase expenses associated with additional employees to compensate for the lack of fully integrated systems.

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


     ITEM 2. PROPERTIES

     Our corporate headquarter is located in Chaska, Minnesota. The table below presents information relating to our manufacturing and warehousing facilities:

----------------------------------------------------------------------------------------------------------------------
      Facility             Square                  Type of
      Location            Footage                 Ownership                           Manufacturing Use
----------------------------------------------------------------------------------------------------------------------
United
States
----------------------------------------------------------------------------------------------------------------------
  Minnesota                    701,000  5 facilities owned,             Injection Molding, Extrusion, Blow Molding,
                                        3 facilities leased             Rotational Molding, Tool Making,
                                                                        Micro-molding, Sheet Lining
----------------------------------------------------------------------------------------------------------------------
   Colorado                     82,000  1 facility owned                Injection Molding, Tool Making
----------------------------------------------------------------------------------------------------------------------
   California                  108,000  1 facility owned,               Custom Manufacturing, Product Cleaning
                                        1 facility leased               Service, Equipment Assembly
----------------------------------------------------------------------------------------------------------------------
   Oregon                       15,000  1 facility leased               Warehouse
----------------------------------------------------------------------------------------------------------------------
   Texas                        20,000  1 facility leased               Polymer Reclaiming
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Malaysia                       105,000  1 facility owned                Injection Molding
----------------------------------------------------------------------------------------------------------------------
Singapore                       15,000  1 facility leased               Product Cleaning Service
----------------------------------------------------------------------------------------------------------------------
Germany                         44,000  1 facility owned                Injection Molding, Extrusion
----------------------------------------------------------------------------------------------------------------------
Japan                           48,000  1 facility owned,               Injection Molding
                                        1 facility leased
----------------------------------------------------------------------------------------------------------------------

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


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares, $0.01 par value, has been traded on The Nasdaq National Market (Nasdaq) under the symbol "ENTG" since our initial public offering on July 11, 2000. The following table sets forth the high and low sales prices, as reported by Nasdaq, for the periods indicated.

------------------------------------------------------------------------------------------------------------
                                                   Fiscal 2001                     Fiscal 2000
------------------------------------------------------------------------------------------------------------
                                              High                Low        High                Low
------------------------------------------------------------------------------------------------------------
First quarter                                $11.38              $7.00         $--                $--
------------------------------------------------------------------------------------------------------------
Second quarter                               $ 9.63              $6.50         $--                $--
------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Third quarter                      $13.40        $6.38      $   --       $  --
--------------------------------------------------------------------------------
Fourth quarter                     $15.60        $9.65      $15.25       $7.00
--------------------------------------------------------------------------------

     There were approximately 238 shareholder accounts of record on October 31, 2001, and the number of beneficial shareholders was estimated to be 7,000.

ITEM 6. SELECTED FINANCIAL DATA

     The table that follows presents selected financial data for each of the last six fiscal years:

FINANCIAL HIGHLIGHTS
(Amounts in thousands, except per share data)    2001       2000       1999       1998       1997       1996
---------------------------------------------------------------------------------------------------------------
Operating Results (1)
Net sales                                      $342,444   $343,465   $241,952   $266,591   $277,290   $271,037
Gross profit                                    162,670    160,442     92,230    109,734    119,238    122,304
Operating profit                                 54,499     72,108     15,325     24,711     38,868     42,467
Income before income taxes                       60,110     74,631     11,677     17,989     30,015     44,281
Net income                                       38,616     47,933      5,965     13,130     19,216     28,409
Earnings per share outstanding-diluted             0.53      (0.02)     (2.53)      0.21       0.31       0.43
Weighted shares outstanding-diluted              72,995     43,609     36,708     61,492     61,786     37,969
---------------------------------------------------------------------------------------------------------------

Operating Ratios
Gross profit                                       47.5%      46.7%      38.1%      41.2%      43.0%      45.1%
Operating profit                                   15.9%      21.0%       6.3%       9.3%      14.0%      15.7%
Income before income taxes                         17.6%      21.7%       4.8%       6.7%      10.8%      16.3%
Net income                                         11.3%      14.0%       2.5%       4.9%       6.9%      10.5%
Effective tax rate                                 35.5%      35.8%      38.7%      25.4%      39.9%      36.6%
---------------------------------------------------------------------------------------------------------------

Cash Flow Statement Data
Depreciation and amortization                  $ 24,260   $ 27,246   $ 28,810   $ 26,591   $ 23,395   $ 18,122
Capital expenditures                             24,331     21,376     10,079     33,512     44,928     52,531
---------------------------------------------------------------------------------------------------------------

Balance Sheet Data
Current assets                                 $220,037   $221,414   $110,279   $101,155   $122,761   $101,271
Current liabilities                              61,253     62,544     58,372     56,567     69,006     56,352
Working capital                                 158,784    158,870     51,907     44,588     53,755     44,919
Current ratio                                      3.59       3.54       1.89       1.79       1.78       1.80
Total assets                                    395,678    353,368    246,978    257,475    213,643    265,343
Long-term debt                                   13,101     10,822     53,830     73,242     75,971     61,916
Shareholders' equity (deficit)                  312,307    266,844    (17,840)    73,304     35,421      7,309
---------------------------------------------------------------------------------------------------------------

(1) Operating results in fiscal 2001 included two non-recurring charges: a one time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group and $4.9 million charge in connection with its decision to close its Castle Rock, Colorado and Munmak, Korea facilities. Fiscal year 2000 results include an extraordinary loss of $1.8 million pre-tax ($1.1 million after taxes) in connection with repayment of $42 million of long-term debt and capital lease obligations. Fiscal year 2000 results exclude a gain of $5.5 million ($3.5 million after taxes) associated with the sale of an investment in an affiliate's common stock. Fiscal year 1999 results exclude a charge of $4.9 million ($3.1 million after taxes associated with merger-related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes, which are included elsewhere in this report.

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that protect and transport the critical materials used in key technology-driven industries. Entegris was incorporated in June 1999 to effect the business combination of Fluoroware, Inc. and EMPAK, Inc., which was accounted for as a pooling of interests. Accordingly, common stock was issued in exchange for 100% of the outstanding shares of both Fluoroware, Inc., which began operating in 1966, and EMPAK, Inc., which began business in 1980. The historical financial statements of Entegris are shown to include the historical accounts and results of operations of Fluoroware and EMPAK and their respective subsidiaries, as if the business combination had existed for all periods presented.

Entegris primarily derives its revenue from the sale of products to the microelectronics industry and recognizes sales upon the shipment of such goods to customers. Cost of sales includes polymers and purchased components, manufacturing personnel, supplies and fixed costs related to depreciation and operation of facilities and equipment. The Company's customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers and are served through various subsidiaries and sales and distribution relationships in the United States, Asia and Europe.

The Company's fiscal year is a 52- or 53-week period ending on the last Saturday of August. The last three fiscal years ended on the following dates: August 25,
2001, August 26, 2000, and August 28, 1999.   Fiscal years are identified in
this report according to the calendar year in which they end. For example, the fiscal year ended August 25, 2001 is referred to as ``fiscal 2001'' or "2001".

In the second half of fiscal 1999, the semiconductor industry began to recover from an industry downturn. This recovery, which continued through the second quarter of fiscal 2001, led to greatly improved net sales and profitability. During the third and fourth quarters of fiscal 2001, the semiconductor industry experienced unprecedented deterioration in market conditions, with rapidly falling rates of factory utilization and reduced capital spending. As a consequence, the Company reported falling sales and earnings in the latter half of fiscal 2001.

Effective August 27, 2000, the Company changed its method of accounting for its domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. In accordance with accounting principles generally accepted in the United States of America, the financial statements of prior periods have been restated to apply the new method retroactively.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of net sales, for fiscal year 2001, 2000 and 1999. The Company's historical financial data were derived from its audited consolidated financial statements and related notes included elsewhere in this annual report.

                                                                                 Percent of Net Sales
     ---------------------------------------------------------------------------------------------------------
                                                                          2001            2000          1999
     ---------------------------------------------------------------------------------------------------------
     Net sales                                                           100.0%          100.0%        100.0%
     Cost of sales                                                        52.5            53.3          61.9
     ---------------------------------------------------------------------------------------------------------
          Gross profit                                                    47.5            46.7          38.1
     Selling, general and administrative expenses                         22.9            21.3          25.8

     Engineering, research and development expenses                        4.8             4.4           6.0
     Non-recurring charges                                                 3.8              --            --
     ---------------------------------------------------------------------------------------------------------
          Operating profit                                                15.9            21.0           6.3
     Interest (income) expense, net                                       (1.3)            0.7           2.3
     Other income, net                                                    (0.3)           (1.4)         (0.8)
     ---------------------------------------------------------------------------------------------------------
          Income before income taxes and other items below                17.6            21.7           4.8
     Income tax expense                                                    6.2             7.8           1.9
     Equity in net (income) loss of affiliates                            (0.4)           (0.5)          0.7
     Minority interest                                                     0.5             0.1          (0.2)
     ---------------------------------------------------------------------------------------------------------
         Income before extraordinary item                                 11.3            14.3           2.5
     Extraordinary loss on extinguishment of debt, net of taxes             --            (0.3)           --
     ---------------------------------------------------------------------------------------------------------
         Net income                                                       11.3            14.0           2.5
     =========================================================================================================

Fiscal 2001 Compared to Fiscal 2000

Net sales. Net sales were $342.4 million in fiscal 2001, flat when compared to $343.5 million in fiscal 2000. The Company reported record sales in the first half of 2001, reflecting a continuation of strong business conditions in the semiconductor industry that began in the second half of 1999. However, incoming order rates began to decline rapidly late in the second quarter of 2001 for both fluid handling products, which are dependent on capital spending levels in the semiconductor industry, and microelectronics products, reflecting declining manufacturing utilization of wafer manufacturers and semiconductor manufacturers. Consequently, the Company experienced significantly lower sales over the last half of the year, resulting in level sales with 2000. Falling order rates began to stabilize during the fourth quarter of fiscal 2001.

Increased sales in Japan offset revenue declines in the North America and Asia Pacific regions, with European sales unchanged from one year ago. Overall, international sales accounted for approximately 50% of net sales in fiscal 2001, up from 48% in fiscal 2000. Sales of fluid handling products, which made up 33% of total sales, grew by 5%, while microelectronics product sales, 67% of total sales, fell slightly.

Based on current order rates, industry analyst expectations and other information, the Company currently expects to report lower full-year sales in 2002, particularly in the first half of the year.

Gross profit. Gross profit in fiscal 2001 increased to $162.7 million, a small increase over the $160.4 million reported in fiscal 2000. The minor improvement in fiscal 2001 partly reflected the benefit of integrating various elements of the Company's manufacturing operations. Asset impairment charges of $3.5 million and $5.9 million were recorded in 2001and 2000, respectively, mainly for asset write-offs of molds.

Gross margin for fiscal 2001 improved to 47.5% compared to 46.7% for fiscal 2000. Gross profit and gross margin variances mainly track the utilization of the Company's production capacity associated with varying sales levels. Consequently, the Company reported improved gross profits and gross margins in excess of 50% during the first half of 2001, but experienced declining gross profits and lower gross margins over the latter half of the year.

As discussed above, management expects sales levels to decline in fiscal 2002, particularly in the first half of the year. The correspondingly low rates of factory utilization would result in decreased gross profits with a lower gross margin.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $5.2 million, or 7%, to $78.5 million in fiscal 2001 from $73.3 million in fiscal 2000. SG&A costs, as a percent of net sales, increased to 22.9% from 21.3%. The year-to-year increase was due to the cost of building the Company's global infrastructure including the addition of direct sales forces in Europe and Asia, as well as the SG&A expenses from acquired businesses. Fiscal 2001 also included higher expenditures for information systems.

Non-recurring charges. Operating results in fiscal 2001 included two non-recurring charges. During the second quarter, the Company recorded a charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate, Metron Technology N.V. (Metron). Pursuant to the termination agreement, the Company assumed direct sales responsibility for the Microelectronics Group product sales in Europe and Asia, and transferred to Metron 1.125 million shares of Metron stock and agreed to make future cash payments totaling $1.75 million. Entegris also agreed to buy back certain microelectronics product inventory from Metron. The Company and Metron also executed a new distribution agreement for Entegris' Fluid Handling Group products, which now runs through August 31, 2005.

During the third quarter, the Company recorded a $4.9 million charge in connection with the closing of its Castle Rock, Colorado and Munmak, Korea facilities. The charge included $1.7 million in termination costs related to a workforce reduction of 170 employees and $1.4 million for estimated losses for asset disposals. In addition, the charge included $1.8 million for future lease commitments on the Castle Rock facility, the lessor of which is a major shareholder of the Company.

Engineering, research and development expenses (ER&D). ER&D expenses increased to $16.5 million in fiscal 2001, up 10% from $15.0 million in 2000. ER&D expense, as a percent of net sales, rose to 4.8% in 2001 from 4.4% in fiscal 2000. A major element of fiscal 2001 ER&D costs relates to the continued development of next generation 300mm products.

Interest (income) expense, net. The Company reported net interest income of $4.5 million in fiscal 2001 compared to net interest expense of $2.4 million in fiscal 2000. The variance relates to interest earnings on invested cash generated through strong operating earnings and the receipt of net proceeds of $99.0 million from the Company's initial public offering in the fourth quarter of fiscal 2000, $42 million of which was used to retire long-term debt and capital lease obligations.

Other income, net. Other income was $1.1 million in fiscal 2001 compared to $4.9 million in fiscal 2000. The decrease was primarily due to the absence of the fiscal 2000 $5.5 million gain recognized on the sale of approximately 612,000 shares of its investment in Metron. Other income in fiscal 2001 also included foreign currency translation gains offset by losses on sales of property and equipment.

Income tax expense. Income tax expense was $21.3 million in fiscal 2001 compared to $26.8 million in fiscal 2000, primarily reflecting lower pre-tax income. The effective tax rate for 2001 was 35.5% compared to 35.8% in 2000. The effective rate in 2001 included a $1.6 million tax benefit associated with the closure of the Korea operation, losses of which were previously non-deductible. The Company expects an effective tax rate of about 38% in fiscal 2002.

Equity in net income of affiliates. During March 2001, the Company surrendered ownership of 1.125 million shares of its investment in Metron in connection with the charge described above under the caption "Nonrecurring charges". As a result, the Company's percentage ownership in Metron decreased to approximately 12%. The Company discontinued application of the equity method to account for its investment in Metron and accounts for its remaining investment as an available-for-sale security under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Therefore, the Company recorded no equity in the net income of affiliates in the third or fourth quarters of fiscal 2001. For the first six months of 2001, the Company recorded equity in the net income of affiliates of $1.5 million in 2001 compared to $1.7 million for all of 2000.

Minority interest. For fiscal 2001, minority interest in subsidiaries' net income more than tripled to $1.6 million compared to fiscal 2000. This figure reflects the improved financial performance at Entegris' 51%-owned Japanese subsidiaries.

Net income. Net income decreased to $38.6 million in fiscal 2001, compared to net income of $47.9 million in fiscal 2000. After the market value adjustment related to redeemable common stock, net income applicable to nonredeemable common shareholders was $38.6 million, or $0.53 per share diluted, in fiscal 2001, compared to a net loss of $0.7 million, or a loss of $0.02 per share diluted, in fiscal 2000. Excluding the effects of the market value adjustment related to redeemable common stock, nonrecurring charges in fiscal 2001 and the fiscal 2000 gain on the sale of an affiliate's common stock, pro forma earnings per share declined to $0. 62 per share in 2001 from $0.68 in 2000.

Fiscal 2000 Compared to Fiscal 1999

Net sales. Net sales increased $101.5 million, or 42%, to $343.5 million in fiscal 2000, compared to $242.0 million in fiscal 1999. The improvement reflected the increase in product sales associated with the recovery in the semiconductor industry that began in the second half of 1999. Revenue gains were recorded in all geographic regions and across all product lines. Sales of fluid handling products grew by 77% and microelectronics product sales increased by 31%. International sales accounted for approximately 48% of net sales in 2000 and 1999.

Gross profit. Gross profit in fiscal 2000 increased by $68.2 million to $160.4 million, an increase of 78% over the $92.2 million reported in fiscal 1999. The gross margin for 2000 improved to 46.7% compared to 38.1% for 1999. Gross margin and gross profit improvements were reported by both domestic and international operations. The improvements in 2000 reflected the improved utilization of our production capacity associated with higher sales, a more favorable product mix and the benefits of integrating various elements of our manufacturing operations. Partly offsetting some of the improvement in gross profit was $5.9 million in asset impairment charges, compared to $2.0 million in 1999, mainly for asset write-offs of molds.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $11.0 million, or 18%, to $73.3 million in fiscal 2000 from $62.3 million in fiscal 1999. The increase was due to higher commissions, incentive compensation, personnel costs and information systems. SG&A costs also increased due to the accrual of $2.5 million in 2000 for charitable contributions, reflecting the Company's commitment to contribute 5% of net income to charitable organizations. These increases were partly offset by the absence of $3.6 million in merger-related costs incurred in 1999. SG&A costs, as a percent of net sales, decreased to 21.3% from 25.8%.

Engineering, research and development expenses. Engineering, research and development (ER&D) expenses increased 3% to $15.0 million in fiscal 2000 from $14.6 million in fiscal 1999. ER&D costs, as a percent of net sales, decreased to 4.4% from 6.0%.

Interest expense, net. Net interest expense decreased 56% to $2.4 million in fiscal 2000 compared to $5.5 million in fiscal 2000. The decrease reflected the reduction of domestic borrowings and the short-term investment of available cash balances. These actions occurred most notably in the fourth quarter when the Company received proceeds of $99.0 million from its initial public offering, $42 million of which was used to retire long-term debt and capital lease obligations.

Other income, net. Other income was $4.9 million in fiscal 2000 compared to other income of $1.9 million in fiscal 1999. The increase was primarily due to the $5.5 million gain recognized on the sale of approximately 612,000 shares of the Company's investment in Metron as part of Metron's initial public offering in November 1999. Other income in fiscal 2000 also included losses on sales of property and equipment offset by gains from foreign currency translation.

Income tax expense. Income tax expense of $26.8 million was significantly higher in fiscal 2000 compared to $4.5 million in income tax expense reported for fiscal 1999, primarily reflecting significantly higher income. The effective tax rate in fiscal 2000 was 35.8% compared to 38.7% in fiscal 1999. The lower rate reflected the Company's ability to utilize foreign tax credit carryforwards.

Equity in net (income) loss of affiliates. The Company's equity in the net income of affiliates was $1.7 million in fiscal 2000 compared to equity in the net loss of affiliates of $1.6 million in fiscal 1999. This improvement primarily reflects the operating results of Metron, which also benefited from the improved industry conditions affecting the Company's results.

Extraordinary loss on extinguishment of debt. During the fourth quarter, the Company incurred prepayment costs of $1.8 million ($1.1 million after taxes, or $0.02 per share) in connection with repayment of $42 million of long-term debt and capital lease obligations.

Net income. Net income increased to $47.9 million in fiscal 2000, compared to net income of $6.0 million in fiscal 1999. After the market value adjustment related to redeemable common stock, the net loss applicable to nonredeemable common shareholders was $0.7 million, or $0.02 per share diluted, in 2000, compared to a net loss of $92.8 million, or $2.53 per share, in 1999. Excluding the effect of the market value adjustment related to redeemable common stock, pro forma earnings per share improved from $0.10 per share in fiscal 1999 to $0.73 in fiscal 2000.

Quarterly Results of Operations

STATEMENTS OF
OPERATIONS DATA:
---------------------------------------------------------------------------------------------------------------
                                                  Fiscal 2000                           Fiscal 2001
---------------------------------------------------------------------------------------------------------------
                                         Q1       Q2       Q3       Q4        Q1        Q2       Q3        Q4
---------------------------------------------------------------------------------------------------------------
Dollars in thousands:
Net sales............................  $71,816  $84,846  $90,991  $95,812  $102,639  $105,712  $81,346  $52,747
Gross profit.........................   31,681   38,158   43,681   46,922    52,552    53,601   37,890   18,627
Selling, general and administrative
expenses.............................   15,034   18,631   19,913   19,715    21,235    19,727   18,761   18,787
Engineering, research and
development expenses expenses........    3,503    3,642    3,468    4,428     3,533     4,035    4,697    4,252
Operating profit (loss)..............   13,144   15,885   20,300   22,779    27,784    21,629    9,498   (4,412)
Net income (loss) before
 extraordinary item..................  $12,054  $10,330  $12,014  $14,684  $ 18,112  $ 13,784  $ 8,428  $(1,708)
---------------------------------------------------------------------------------------------------------------

                                         Q1       Q2       Q3       Q4        Q1        Q2       Q3       Q4
---------------------------------------------------------------------------------------------------------------
Percent of Net Sales:
Net sales............................    100.0    100.0    100.0    100.0     100.0     100.0    100.0    100.0
Gross profit.........................     44.1     45.0     48.0     49.0      51.2      50.7     46.6     35.3
Selling, general and administrative
expenses.............................     20.9     22.0     21.9     20.6      20.7      18.7     23.1     35.6
Engineering, research and
development expenses expenses........      4.9      4.3      3.8      4.6       3.4       3.8      5.8      8.1
Operating profit (loss)..............     18.3     18.7     22.3     23.8      27.1      20.5     11.7     (8.4)
Net income (loss)....................     16.8     12.2     13.2     15.3      17.6      13.0     10.4     (3.2)
---------------------------------------------------------------------------------------------------------------

     The tables above present selected data from the Company's consolidated statements of operations for the eight quarters ended August 25, 2001. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments which management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

From mid-1999 through the second quarter of fiscal 2001, the Company reported steadily improving net sales, primarily resulting from improved market conditions in the semiconductor industry. As sales grew, gross profits and margins improved due to improved utilization of production capacity, and often a more favorable product sales mix. During the last two quarters of 2001, the Company's sales fell dramatically as the global semiconductor industry experienced historic lows in factory utilization, which led to industry capital spending cutbacks. The Company experienced lower gross profits and margins as sales dropped by 23% and 35% sequentially in the third and fourth quarters of fiscal 2001.

Net income in the first quarter of fiscal 2000 included a $5.5 million pre-tax gain recognized on the sale of a portion of the Company's investment in Metron stock. In the second quarter of fiscal 2001, the Company recorded a pretax charge of $8.2 million related to the termination of a distribution agreement. Net income in the third quarter of 2001 included a $4.9 million pretax charge in connection with its decision to close two facilities.

Our quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a variety of factors, a number of which are beyond the Company's control.

Liquidity and Capital Resources

The Company has historically financed its operations and capital requirements through cash flow from operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000, Entegris raised capital via an initial public offering.

Operating activities. Cash flow provided by operating activities totaled $80.0 million, $64.1 million and $43.4 million in fiscal 2001, 2000 and 1999 respectively. Income from operations was the primary component of cash flow generated by operations in all years. In fiscal 2001, the Company also benefited from the lower working capital requirements associated with falling second half sales, principally due to an accounts receivable decline of $26.3 million. Inventories rose $3.6 million as the Company increased its safety stock of certain critical resins and built its inventories of fluid handling components used in the production of fluid handling products. Working capital stood at $158.8 million at August 25, 2001.

Investing activities. Cash flow used in investing activities totaled $110.1 million, $15.8 million and $9.3 million in 2001, 2000 and 1999, respectively. Acquisition of property and equipment totaled $24.2 million, $21.4 million and $10.1 million in 2001, 2000 and 1999, respectively. Significant capital expenditures in 2001 related principally to building our manufacturing capabilities for 300mm products, tooling for new products, investments in the Company's e-business initiatives, and the continued upgrading and integration of information systems. The Company expects capital expenditures of approximately $25 to $30 million during fiscal 2002, consisting mainly of spending on manufacturing equipment, tooling and information systems.

The Company completed four acquisitions in fiscal 2001. In March 2001, the Company acquired the fluid handling component product line of a Japanese company for $10.4 million. Patents and goodwill of approximately $2.3 million and $8.0 million, respectively, were recorded in connection with the transaction. In May 2001, the Company completed its acquisition of NT International, which designs and manufactures patented ultrahigh purity flow and pressure measurement sensors and controllers, for a cash payment of $27.5 million. Identifiable intangible assets, including patents, and goodwill of approximately $20.1 million and $6.0 million, respectively, were recorded in connection with the transaction. In the fourth quarter, the Company completed the acquisition of Atcor Corporation and the operating assets of Critical Clean Solutions, Inc. which provide precision cleaning systems, products and services to the semiconductor industry, for cash payments totaling of $16.0 million. Identifiable intangible assets and goodwill of approximately $7.6 million and $2.5 million, respectively, were recorded in connection with the transactions.

The Company made net purchases of $36.6 million of available-for-sale securities classified as short-term investments in 2001.

Financing activities. Cash provided by financing activities totaled $2.0 million and $38.3 million in fiscal 2001 and 2000, respectively, while cash used in financing activities was $27.1 million in fiscal 1999.

In 2001, the Company recorded proceeds of $4.7 million in connection with common shares issued under the Company's stock option and stock purchase plans. Payments on long-term borrowings totaled $2.7 million.

During the fourth quarter of fiscal 2000, Entegris completed a registered underwritten initial public offering (IPO), receiving net proceeds of $99.0 million after underwriting and issuance costs. A portion of the IPO proceeds was used to eliminate domestic short-term borrowings and retire $42 million in long-term debt and capital lease obligations.

The Company repurchased common shares for $0.7 million, $10.4 million and $1.1 million in 2001, 2000 and 1999, respectively. These shares were acquired in connection with the redemption of common stock from the Company's Employee Stock Ownership Plan and, in 2001, the repurchase of 55,000 common shares as part of a 500,000 share repurchase authorization made by the Company's board of directors in the first quarter of fiscal 2001.

As of August 25, 2001, the Company's sources of available funds comprised $74.5 million in cash and cash equivalents, $36.6 million in short-term investments and various credit facilities. Entegris has unsecured revolving credit commitments with two commercial banks with aggregate borrowing capacity of $30 million, with no borrowings outstanding at August 25, 2001 and lines of credit with six international banks which provide for borrowings of currencies for our overseas subsidiaries, equivalent to an aggregate $9.5 million. Borrowings outstanding on these lines of credit were $3.8 million at August 25, 2001.

The Company believes that its cash and cash equivalents, short-term investments, cash flow from operations and available credit facilities will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months. However, future growth, including potential acquisitions, may require the Company to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives must be amortized over their respective estimated useful lives and reviewed for impairment.

The Company is required to adopt the provisions of SFAS No.141 immediately. The Company expects to adopt SFAS No. 142 in the first quarter of fiscal 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $20.3 million and unamortized identifiable intangible assets in the amount of $31.5 million. Amortization expense related to goodwill was $1.2 million, $0.7 million and none for 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is evaluating SFAS No. 144 to determine the impact on its financial condition and results of operations.

Euro Conversion

On January 1, 1999, the European Union established fixed conversion rates and adopted the "Euro" as its new common legal currency. At that date, the Euro began trading on currency exchanges simultaneously with the legacy currencies of the participating countries for a transition period between January 1, 1999 and January 1, 2002. During this transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. The Company is modifying its information technology systems to permit transactions to take place in both the legacy currencies and the Euro and provide for the eventual elimination of the legacy currencies. In addition, the Company is evaluating issues involving introduction of the Euro and whether certain existing contracts will need to be modified. Currency risks and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Based on current information and assessments, the Company does not expect that the Euro conversion will have a material adverse effect on its business, results of operations or financial condition.


Quantitative and Qualitative Disclosure About Market Risks

Entegris's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company's current exposure to interest rate fluctuations is not significant. Most of its outstanding debt at August 25, 2001 carried fixed rates of interest. All of the Company's cash equivalents and short-term investments are debt instruments with remaining maturities of 12 months or less.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products from the United States when such sales are denominated in currencies other than the U.S. dollar. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $1 million.

Impact of Inflation

The Company's financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company's primary costs. The cost of polymers, its primary raw material, was essentially unchanged from one year ago. Entegris expects the cost of resins to remain stable in the foreseeable future. Labor costs, including taxes and fringe benefits, rose modestly in fiscal 2001. Moderate increases also can be reasonably anticipated for fiscal 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing under the subcaption "Quantitative and Qualitative Disclosure About Market Risks" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                    Page Number
                                                                  in this report
Report of Independent Auditors...................................       29
Consolidated Balance Sheets......................................       30
Consolidated Statements of Operations for the years ended
  August 25, 2001, and August 26, 2000...........................       31
Consolidated Statements of Shareholders' Equity for
  the years ended August 25, 2001, and August 26, 2000...........       32
Consolidated Statements of Cash Flows for the years ended
  August 25, 2001, and August 26, 2000...........................       33
Notes to Consolidated Financial Statements.......................       34

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Entegris, Inc.:

     We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended August 25, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended August 25, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for domestic inventories in 2001.

/s/ KPMG LLP

Minneapolis, Minnesota
October 5, 2001

                        ENTEGRIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                                                         (As Adjusted -
                                                                                                            See Note 1)
                                                                                           August 25,        August 26,
                                                                                              2001              2000
                                                                                              ----              ----
ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $ 74,451          $102,973
  Short-term investments.................................................................    36,628                --
  Trade accounts receivable, net of allowance for doubtful accounts of $1,608 and
     $2,524, respectively................................................................    36,303            41,325
  Trade accounts receivable due from affiliates..........................................     7,171            22,803
  Inventories............................................................................    47,202            41,976
  Deferred tax assets and refundable income taxes........................................    10,424             7,996
  Other current assets...................................................................     7,858             4,341
---------------------------------------------------------------------------------------------------------------------
     Total current assets................................................................   220,037           221,414
---------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net.......................................................   109,131           107,733

Other assets:
  Investments............................................................................    12,295            15,740
  Intangible assets, less accumulated amortization of $5,968 and $3,569,
   respectively..........................................................................    51,766             7,162
  Other..................................................................................     2,449             1,319
---------------------------------------------------------------------------------------------------------------------
     Total assets........................................................................  $395,678          $353,368
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...................................................  $  2,238          $  1,828
  Short-term borrowings..................................................................     8,813             8,311
  Accounts payable.......................................................................    16,572            21,849
  Accrued liabilities....................................................................    33,630            30,556
---------------------------------------------------------------------------------------------------------------------
     Total current liabilities...........................................................    61,253            62,544
---------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities..................................................    13,101            10,822
Deferred tax liabilities.................................................................     3,950             9,146
Minority interest in subsidiaries........................................................     5,067             4,012
Commitments and contingent liabilities...................................................        --                --

Shareholders' equity:
  Common stock, par value $.01; 200,000,000 shares authorized;
      issued and outstanding shares; 69,729,821 and 68,317,183, respectively.............       697               683
  Additional paid-in capital.............................................................   121,449           114,003
  Retained earnings......................................................................   188,156           152,091
  Accumulated other comprehensive income.................................................     2,005                67
---------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity..........................................................   312,307           266,844
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity..........................................  $395,678          $353,368
=====================================================================================================================

       See the accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                                         Years ended
---------------------------------------------------------------------------------------------------------------------------
                                                                   August 25, 2001     August  26, 2000    August  28, 1999
                                                                                        (As adjusted -      (As adjusted -
                                                                                         See note 1)         See note 1)
---------------------------------------------------------------------------------------------------------------------------
Sales to non-affiliates  ........................................      $239,771            $245,286            $195,421
Sales to affiliates  ............................................       102,673              98,179              46,531
---------------------------------------------------------------------------------------------------------------------------
Net sales  ......................................................       342,444             343,465             241,952
Cost of sales  ..................................................       179,774             183,023             149,722
---------------------------------------------------------------------------------------------------------------------------
         Gross profit  ..........................................       162,670             160,442              92,230
Selling, general and administrative expenses  ...................        78,510              73,293              62,340
Engineering, research and development expenses  .................        16,517              15,041              14,565
Nonrecurring charges.............................................        13,144                  --                  --
---------------------------------------------------------------------------------------------------------------------------
         Operating profit  ......................................        54,499              72,108              15,325
Interest (income) expense, net  .................................        (4,477)              2,422               5,498
Other income, net  ..............................................        (1,134)             (4,945)             (1,850)
---------------------------------------------------------------------------------------------------------------------------
         Income before income taxes and other items
          below  ................................................        60,110              74,631              11,677
Income tax expense  .............................................        21,339              26,754               4,524
Equity in net (income) loss of affiliates  ......................        (1,488)             (1,694)              1,587
Minority interest in subsidiaries' net income (loss)  ...........         1,643                 489                (399)
---------------------------------------------------------------------------------------------------------------------------
         Income before extraordinary item  ......................        38,616              49,082               5,965
Extraordinary loss on extinguishment of debt, net of taxes.......            --              (1,149)                 --
---------------------------------------------------------------------------------------------------------------------------
         Net income  ............................................        38,616              47,933               5,965
Market value adjustment to redeemable common stock...............            --             (48,602)            (98,754)
---------------------------------------------------------------------------------------------------------------------------
         Net income (loss) applicable to nonredeemable
           common shareholders  .................................      $ 38,616            $   (669)           $(92,789)
===========================================================================================================================

Earnings (loss) per nonredeemable common share:
        Basic ...................................................
             Income (loss) before extraordinary item                   $   0.56            $   0.01            $  (2.53)
             Extraordinary loss on extinguishment of debt, net
              of taxes                                                       --               (0.03)                 --
---------------------------------------------------------------------------------------------------------------------------
             Net income (loss)...................................      $   0.56            $  (0.02)           $  (2.53)
===========================================================================================================================

        Diluted..................................................
             Income (loss) before extraordinary item.............      $   0.53            $   0.01            $  (2.53)
             Extraordinary loss on extinguishment of debt, net
              of taxes                                                       --               (0.03)                  --
---------------------------------------------------------------------------------------------------------------------------
             Net income (loss)...................................      $   0.53            $  (0.02)           $  (2.53)
===========================================================================================================================

        See the accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                                    Common                                       Accumulated
                                                    Shares      Common   Additional  Retained       Other              Comprehensive
                                                  Outstanding   Stock     Paid-in    Earnings   Comprehensive    Total     Income
                                                                          Capital               Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 29, 1998, previously reported...  18,360      $  184   $  15,066   $ 57,564   $   (2,321)  $   70,493
  Adjustment for change in accounting for
   inventories from LIFO to FIFO..................      --          --          --      2,811           --        2,811
-------------------------------------------------------------------------------------------------------------------------
Balance at August 29, 1998........................  18,360         184      15,066     60,375       (2,321)      73,304
  Repurchase and retirement of shares  ...........      (6)         --          --        (20)          --          (20)
  Dilution of ownership on equity
     Investment...................................      --          --          --       (588)          --         (588)
  Market value adjustment to redeemable
     ESOT common stock............................      --          --          --    (98,754)          --      (98,754)
  Foreign currency translation adjustment.........      --          --          --         --        1,792        1,792  $   1,792
  Increase in unrealized holding gain on
     marketable securities........................      --          --          --         --          461          461        461
  Net income......................................      --          --          --      5,965           --        5,965      5,965
----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income......................                                                                       $   8,218
                                                                                                                         =========
Balance at August 28, 1999........................  18,354         184      15,066    (33,022)         (68)     (17,840)
  Repurchase and retirement of shares.............     (13)         --          --        (89)          --          (89)
  Shares issued pursuant to stock option
     Plans........................................      76          --         362         --           --          362
  Dilution of ownership on investments............      --          --          --      2,163           --        2,163
  Market value adjustment to redeemable
    ESOT common stock.............................      --          --          --    (48,602)          --      (48,602)
  Reclassification of ESOT shares upon
     consummation of initial public  offering.....  21,621         216        (108)   183,708           --      183,816
  Shares issued pursuant to public offering,
            Net of issuance costs.................   9,890          99      98,867         --           --       98,966
  Stock split adjustment..........................  18,389         184        (184)        --           --           --
  Foreign currency translation adjustment.........      --          --          --         --          (63)         (63) $     (63)
  Increase in unrealized holding gain on
     marketable securities........................      --          --          --         --          198          198        198
  Net income......................................      --          --          --     47,933           --       47,933     47,933
----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income......................                                                                       $  48,068
                                                                                                                         =========
Balance at August 26, 2000........................  68,317         683     114,003    152,091           67      266,844

  Repurchase and retirement of shares.............     (77)         (1)       (476)      (246)          --         (723)
  Shares issued pursuant to stock option
     Plans........................................   1,235          12       2,889         --           --        2,901
  Dilution of ownership on investments  ..........      --          --          --       (244)          --         (244)
  Reclassification associated with change in
   Percentage ownership in Metron Technologies
    N.V. stock....................................      --          --          --     (2,061)       2,698          637
  Shares issued pursuant to employee
              Stock purchase plan.................     255           3       1,620         --           --        1,623
  Tax benefit associated with employee
              stock plans.........................      --          --       3,413         --           --        3,413
  Foreign currency translation adjustment.........      --          --          --         --         (985)        (985) $    (985)
  Increase in unrealized holding gain on
    Marketable securities.........................      --          --          --         --          225          225        225
  Net income......................................      --          --          --     38,616           --       38,616     38,616
----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income......................                                                                       $  37,856
                                                                                                                         =========
Balance at August 25, 2001........................  69,730      $  697   $ 121,449   $188,156   $    2,005   $  312,307
----------------------------------------------------------------------------------------------------------------------------------

       See the accompanying notes to consolidated financial statements.

                        ENTEGRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                            Years  ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                   August 25, 2001        August 26, 2000        August 28, 1999
                                                                                           (As adjusted -         (As adjusted -
                                                                                            See note 1)            See note 1)
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                               $  38,616               $ 47,933               $  5,965
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization.................................          24,260                 27,246                 28,810
    Asset impairment..............................................           3,526                  5,937                  1,996
    Provision for doubtful accounts...............................            (482)                 1,493                    213
    Provision for deferred income taxes...........................          (1,894)                   382                  1,296
    Tax benefit from employee stock plans.........................           3,413                     --                     --
    Equity in net (income) loss of affiliates.....................          (1,488)                (1,694)                 1,587
    Loss on sale of property and equipment........................             956                    811                    543
    Gain on sale of investment in affiliate.......................              --                 (5,468)                    --
    Minority interest in subsidiaries' net income (loss)..........           1,459                    489                   (399)
    Changes in operating assets and liabilities:
     Trade accounts receivable....................................          10,666                 (9,620)                (3,069)
     Trade accounts receivable due from affiliates................          15,632                (12,841)                (2,560)
     Inventories..................................................          (3,561)                (2,015)                 1,508
     Accounts payable and accrued liabilities.....................            (369)                15,251                  3,520
     Other current assets.........................................          (2,748)                   396                    152
     Accrued income taxes and refundable income taxes.............          (6,546)                (4,075)                 4,069
     Other........................................................          (1,482)                   (96)                  (222)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities.................          79,958                 64,129                 43,409
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Acquisition of property and equipment.............................         (24,231)               (21,376)               (10,079)
Acquisition of businesses, net of cash acquired...................         (42,954)                    --                     --
Purchase of intangible assets.....................................         (10,701)                (2,448)                  (621)
Proceeds from sales of property and equipment.....................           3,464                    713                  1,285
Proceeds from sale of investment in affiliate.....................              --                  7,398                     --
Other.............................................................             916                    (76)                   159
Purchases and maturities of short-term investments, net...........         (36,628)                    --                     --
--------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities.....................        (110,134)               (15,789)                (9,256)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Principal payments on short-term borrowings and long-term
 debt.............................................................          (2,679)               (52,466)               (32,339)
Proceeds from short-term borrowings and long-term debt............             747                  2,028                  6,382
Issuance of common stock..........................................           4,674                 99,179                     --
Repurchase of redeemable and nonredeemable common stock...........            (723)               (10,446)                (1,110)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing
         activities...............................................           2,019                 38,295                (27,067)
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents......            (365)                   (73)                 1,090
--------------------------------------------------------------------------------------------------------------------------------

        (Decrease) increase in cash and cash equivalents.........          (28,522)                86,562                  8,176
Cash and cash equivalents at beginning of period.................          102,973                 16,411                  8,235
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period.......................        $  74,451               $102,973               $ 16,411
                                                                   =============================================================

Non-cash Operating and Investing Activities:
Transfer of common shares owned in affiliate in connection with
 termination of distribution agreement                                   $   6,410                     --                     --

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

The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in August. Fiscal years 2001, 2000 and 1999 ended on August 25, 2001, August 26, 2000 and August 28, 1999, respectively.

Business Combination On June 7, 1999, Fluoroware, Inc. (Fluoroware) and EMPAK, Inc. (EMPAK) completed a business combination which resulted in the formation of Entegris, Inc., a corporation formed for the purpose of effecting the business combination. The Company issued 36 million shares and 24 million shares of its common stock in exchange for 100% of the outstanding shares of Fluoroware and EMPAK, respectively.

For financial reporting purposes, the business combination was recorded using the pooling-of-interests method of accounting. Accordingly, the historical financial statements of Entegris, Inc. include the historical accounts and results of operations of Fluoroware and EMPAK as if the business combination had been in effect for all periods presented.

The results of operations for 1999 for Fluoroware, EMPAK and combined, respectively, included in the consolidated financial statements are as follows:
Net sales of $141.8 million, $100.2 million and $242.0 million, net income before merger-related expenses, impairment of asset charges and adjustments recorded to conform accounting methods of $0.1 million, $9.8 million and $10.0 million, and net income (loss) of ($3.6 million), $9.4 million and $5.7 million.

Adjustments to conform the companies' methods of depreciation reduced combined net income for 1999 by approximately $1.9 million. Expenses related to the business combination were approximately $3.6 million for 1999. In addition, the Company recorded asset impairment charges related to the business combination of approximately $1.3 million during 1999.

Cash, Cash Equivalents and Short-term Investments Cash and cash equivalents include cash on hand, demand deposits, and highly liquid debt securities with original maturities of three months or less. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments.

Inventories Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant, and Equipment Property, plant and equipment are carried at cost and are depreciated principally on the straight-line method. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred; significant renewals and betterments are capitalized.

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

Capitalized software costs are amortized over the estimated useful life of the project which is generally 4 to 5 years. Capitalized software of approximately $5.5 million is included in office furniture and equipment as of both August 25, 2001 and August 26, 2000.

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

Investments Substantially all of the Company's equity investments are marketable and are classified as available-for-sale as of August 25, 2001. Accordingly, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities, any unrealized holding gains and losses, net of taxes, are excluded from income, and recognized as a separate component of shareholders' equity until realized. The fair market value of the securities is determined based on published market prices. At August 25, 2001 and August 26, 2000, the unrealized gains on marketable securities were $2.3 million and $0.7 million, respectively. Through February 2001, the Company's ownership in its affiliate, Metron Technology N.V. (Metron), was accounted for using the equity method. The Company's nonmarketable investments are recorded at cost.

Derivative Financial Instruments. Effective August 27, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Gains and losses on derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The effect of adopting the SFAS No. 133 was not material to the Company's financial position or results of operations.

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist, however, the Company does not anticipate nonperformance by the counterparties as they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction under the provisions of SFAS No. 133. Accordingly, changes in the fair value of forward foreign currency contracts are recorded in current earnings. The fair values of the Company's derivative financial instruments discussed below are based on prices quoted by financial institutions for these instruments. The Company was a party to forward foreign currency contracts with notional amounts of $10.7 million and $2.0 million at August 25, 2001 and August 26, 2000, respectively.

Foreign Currency Translation. Except for certain foreign subsidiaries whose functional currency is the United States dollar, assets and liabilities of foreign subsidiaries are translated from foreign currencies into U.S. dollars at current exchange rates. Income statement amounts are translated at the weighted average exchange rates for the year. Gains and losses resulting from foreign currency transactions are included in net income. For certain foreign subsidiaries whose functional currency is the U.S. dollar, currency gains and losses resulting from translation are determined using a combination of current and historical rates and are reported as a component of net income.

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

Long-lived Assets Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. The Company recorded asset write-offs on molds and equipment which were determined to have no future use of approximately $3.5 million, $5.9 million, and $2.0 million for 2001, 2000 and 1999, respectively. All impairment losses are included in the Company's cost of sales.

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

Recent Accounting Pronouncements In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives must be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No.141 immediately and SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will also be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of Operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $20.3 million and unamortized identifiable intangible assets in the amount of $31.5 million. Amortization expense related to goodwill was $1.2 million, $0.7 million and none for 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is evaluating SFAS No. 144 to determine the impact on its financial condition and results of operations.

Change in Method of Accounting for Inventories Effective August 27, 2000, the Company changed its method of accounting for its domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the accounting change is preferable in the circumstances because the accounting change provides a better matching of costs and revenues in periods when the cost of goods and services are declining. In accordance with accounting principles generally accepted in the United States of America, the financial statements of prior periods have been restated to apply the new method retroactively. Accordingly, retained earnings at August 29, 1998 on the accompanying statement of shareholders' equity sheet has been adjusted for the effect (net of income taxes) of applying retroactively the new method of accounting.

The effect of the accounting change on income and earnings per share are as follows:

----------------------------------------
Increase (decrease)
--------------------------------------------------------------------------------
Effect on:                                       2001        2000         1999
--------------------------------------------------------------------------------
Net income (loss)                              $ (404)     $2,642       $ (236)
Basic earnings (loss) per common share         $(0.01)     $ 0.06       $(0.01)
Diluted earnings (loss) per common share       $(0.01)     $ 0.06       $(0.01)
--------------------------------------------------------------------------------

(2) ACQUISITIONS

The Company completed four acquisitions in fiscal 2001. In March 2001, the Company acquired the fluid handling component product line of Nisso Engineering Co., Ltd. a Japanese company for $10.4 million. Patents and goodwill of approximately $2.3 million and $8.0 million, respectively, were recorded in connection with the transaction. In May 2001, the Company completed its acquisition of 100% of the common stock of NT International, which designs and manufactures patented ultrahigh purity flow and pressure measurement sensors and controllers, for a cash payment of $27.5 million. Identifiable intangible assets, including patents, and goodwill of approximately $20.1 million and $6.0 million, respectively, were recorded in connection with the transaction. In the fourth quarter of fiscal 2001, the Company completed the acquisition of 100% of the common stock of Atcor Corporation and the operating assets and liabilities of Critical Clean Solutions, Inc., which provide precision cleaning systems, products and services to the semiconductor industry, for cash payments totaling of $16.0 million. Identifiable intangible assets and goodwill of approximately $7.6 million and $2.5 million, respectively, were recorded in connection with the transactions.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the dates of acquisition. The Company is in the process of reviewing and finalizing third-party valuations of certain tangible and intangible assets.

--------------------------------------------------------------------------------
              Nisso               NT             Atcor          Critical Clea
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
(In thousands)                    Engineering        International            Corporation                Solutions
--------------------------------------------------------------------------------------------------------------------
Current assets                       $   678             $ 1,292                 $ 6,338                  $  373
--------------------------------------------------------------------------------------------------------------------
Property and equipment                    50                 661                   2,086                   5,862
--------------------------------------------------------------------------------------------------------------------
Intangible assets                      2,250              20,090                   7,578                      --
--------------------------------------------------------------------------------------------------------------------
Goodwill                               8,051               6,047                   2,494                      --
--------------------------------------------------------------------------------------------------------------------
Other assets                              38                  --                     507                      --
--------------------------------------------------------------------------------------------------------------------
Total assets acquired                 11,067              28,090                  19,003                    6235
--------------------------------------------------------------------------------------------------------------------
Current liabilities                      573                 590                   4,103                   1,464
--------------------------------------------------------------------------------------------------------------------
Long-term debt                           119                  --                     184                   3,481
--------------------------------------------------------------------------------------------------------------------
Total liabilities                        692                 590                   4,287                   4,945
--------------------------------------------------------------------------------------------------------------------
Net assets acquired                  $10,375             $27,500                 $14,716                  $1,290
--------------------------------------------------------------------------------------------------------------------

Each of the above transactions was accounted for by the purchase method. Accordingly, the Company's consolidated financial statements include the net assets and results of operations from the dates of acquisition. The following table provides Company results as if the acquisitions occurred at the beginning of each period presented.

-----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                 2001                                   2000
-----------------------------------------------------------------------------------------------------------------------
                                                   As reported         Pro forma         As reported          Pro forma
-----------------------------------------------------------------------------------------------------------------------
Net sales                                            $342,444           $366,827           $343,465            $368,041
-----------------------------------------------------------------------------------------------------------------------
Net income                                             38,616             36,278             47,933              44,396
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                 0.56               0.53              (0.02)              (0.10)
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                               0.53               0.50              (0.02)              (0.10)
-----------------------------------------------------------------------------------------------------------------------

In October 1999, the Company acquired the assets of a polymer machining business located in Upland, California for $2.7 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the net assets acquired was $1.1 million and was allocated to goodwill. Results of operations are included in the consolidated financial statements subsequent to October 1999.

(3) INVENTORIES

Inventories consist of the following (in thousands):

                                                           2001          2000
-------------------------------------------------------------------------------
  Raw materials....................................      $15,167       $12,677
       Work-in-process.............................        1,451         3,280
       Finished goods..............................       29,971        25,794
       Supplies....................................          613           225
-------------------------------------------------------------------------------
                                                         $47,202       $41,976
===============================================================================


(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consists of the following (in thousands):

                                                                       Estimated
                                                                         Useful
                                                      2001       2000     Lives
--------------------------------------------------------------------------------
      Land.....................................    $ 10,112    $ 10,481
      Buildings and improvements...............      59,502      55,080    5-35
      Manufacturing equipment..................      79,731      79,413    5-10
      Molds....................................      61,683      64,951    3-5
      Office furniture and equipment...........      42,037      38,399    3-8
--------------------------------------------------------------------------------
                                                    253,065     248,324
      Less accumulated depreciation............     143,934     140,591
--------------------------------------------------------------------------------
                                                   $109,131    $107,733
================================================================================

Depreciation expense was $22.0 million, $25.3 million and $27.8 million in 2001, 2000 and 1999, respectively.

(5)  INVESTMENTS

The Company's investments consist primarily of its equity ownership in its affiliate, Metron Technology N.V. (Metron), a worldwide provider of semiconductor equipment and materials support. Through February 2001, the Company accounted for its investment in Metron using the equity method. In March 2001, the Company surrendered ownership of 1.125 million shares of its investment in Metron Technology N.V. (Metron) in connection with the transaction described in Note 10 under the caption "Nonrecurring charges". As a result, the Company's percentage ownership in Metron decreased to approximately 12%. Accordingly, the Company discontinued application of the equity method to account for its investment in Metron. The Company's remaining investment in Metron is accounted for as an available-for-sale security. At August 25, 2001, the Company owned approximately 1.6 million shares of Metron with a market value of $11.0 million.

While under the equity method, the Company's investment in Metron was accounted for using a three-month lag due to Metron's May year end. Sales to Metron were $85.3 million, $81.9 million and $31.8 million in 2001, 2000 and 1999, respectively. Trade accounts receivable relating to these sales as of August 25, 2001 and August 26, 2000 were $6.1 million and $20.3 million, respectively.

A summary of assets and liabilities for Metron as of May 31, 2000 included current assets of $159.8 million, noncurrent assets of $21.6 million, current liabilities of $105.4 million, noncurrent liabilities of $3.5 million and shareholders' equity of $72.5 million. Metron's results of operations for the year ended May 31, 2000 included net sales of $337.6 million and net income of $
7.8 million.

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

(6) ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                              2001        2000
-------------------------------------------------------------------------------
      Payroll and related benefits...................       $12,515     $15,678
      Insurance......................................         2,475       1,850
      Taxes, other than income taxes.................         1,215       1,647
      Pension........................................         2,159       2,532
      Interest.......................................            44          42
      Donations......................................         1,711       2,244
      Accruals related to nonrecurring charges.......         3,559          --
      Warranty and related...........................         3,350       3,624
      Other..........................................         6,602       2,939
-------------------------------------------------------------------------------
                                                            $33,630     $30,556
===============================================================================

(7) LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                                2001       2000
-----------------------------------------------------------------------------------------------------------------
Stock redemption notes payable in various installments along with monthly interest of
6%, 8%, and 9% through December 2010........................................................  $ 4,427    $ 4,802
Commercial loans payable on a monthly basis in principal installments of $56, with
interest ranging from 1.68% to 3.15% and various maturities through September 2015..........    3,250      3,722
Commercial loan payable on a semiannual basis in principal installments of $215 and
interest ranging from 4.5% to 6% and various maturities through December 2007...............    2,122      2,522
Small Business Administration loans payable on a monthly basis in principal installments
of $15 and interest ranging from 5.7% to 7.3% and various maturities through October 2020...    2,963         --
Commercial loan secured by equipment payable on a monthly basis in principal installments of

$21 and interest ranging from 8.0% to 22.7% and various maturities through December 2005......     970         --
Industrial Revenue Bonds payable on a semiannual basis with principal installments of $50
through October 2012, and variable interest ranging from 2.35% to 5.90%.......................   1,250      1,350
Other.........................................................................................     357        254
-----------------------------------------------------------------------------------------------------------------
     Total....................................................................................  15,339     12,650
     Less current maturities..................................................................   2,238      1,828
-----------------------------------------------------------------------------------------------------------------
                                                                                               $13,101    $10,822
=================================================================================================================

   Annual maturities of long-term debt as of August 25, 2001, are as follows (in thousands):

                      Fiscal Years Ending
         --------------------------------------------------------------
         2002............................................       $ 2,238
         2003............................................         2,108
         2004............................................         1,888
         2005............................................         1,671
         2006............................................         1,333
         Thereafter......................................         6,101
         --------------------------------------------------------------
                                                                $15,339
         ==============================================================

During fiscal 2000, the Company signed new debt agreements which replaced the unsecured senior notes payable and the unsecured reducing revolving commitments. These new agreements contain substantially identical terms as the former agreements. The new agreements require the Company to maintain certain quarterly financial covenants beginning with the quarter ended February 28, 2000.

During the fourth quarter fiscal 2000, the Company retired $42 million of long-term and capital lease obligations, utilizing a portion of the proceeds raised in the Company's initial public offering. In connection therewith, prepayment costs of $1.8 million ($1.1 million after taxes) were incurred by the Company. This amount is reported in the Consolidated Statements of Operations as "Extraordinary loss on extinguishment of debt, net of taxes".

(8)  SHORT-TERM BANK BORROWINGS

The Company has a revolving commitment with two commercial banks for aggregate borrowings of $30 million with interest at the LIBOR rate (3.6% at August 25, 2001), plus 1.4%. There was no balance outstanding under this commitment at either August 25, 2001 or August 26, 2000.

The Company has entered into line of credit agreements with six international commercial banks, which provide for aggregate borrowings of 1 million Deutsche marks, 2.5 million Malaysia ringgits and 1,008 million Japanese yen for its foreign subsidiaries, which is equivalent to $9.5 million as of August 25, 2001. Interest rates for these facilities are based on a factor of the banks' reference rates and ranged from 1.375% to 8.0% during 2001. Borrowings outstanding under these line of credit agreements at August 25, 2001 and August 26, 2000, were $3.8 million and $8.3 million, respectively.

The company also owed $5.0 million in other short-term bank borrowings not subject to formal credit agreements.

(9)  LEASE COMMITMENTS

As of August 25, 2001, the Company was obligated under noncancellable operating lease agreements for certain equipment and buildings. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

      Fiscal Year Ending
      --------------------------------------------------------------------
      2002.....................................................    $ 2,753
      2003.....................................................      1,990
      2004.....................................................      1,589
      2005.....................................................      1,148
      2006.....................................................        662
      Thereafter...............................................      2,809
      --------------------------------------------------------------------
         Total minimum lease payments..........................     10,951
      Less minimum sublease rentals............................        210
      --------------------------------------------------------------------

                                                                   $10,741
==========================================================================

Total rental expense for all equipment and building operating leases was $4.0 million, $4.9million and $6.1 million in 2001, 2000 and 1999, respectively. See note 20 for related party leases included above.

(10)  NONRECURRING CHARGES

Operating results in fiscal 2001 included two nonrecurring charges. During the second quarter, the Company recorded a charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate, Metron Technology N.V. (Metron). Pursuant to the termination agreement, the Company assumed direct sales responsibility for Microelectronics Group product sales in Europe and Asia, and transferred to Metron 1.125 million shares of Metron stock and agreed to make cash payments totaling $1.75 million over a 15-month period. Entegris also agreed to buy back certain microelectronics product inventory from Metron. The Company and Metron also executed a new distribution agreement for Entegris' Fluid Handling Group products, which now runs through August 31, 2005.

During the third quarter, the Company recorded a $4.9 million charge in connection with the closing of its Castle Rock, Colorado and Munmak, Korea facilities. The charge included $1.7 million in termination costs related to a workforce reduction of 170 employees and $1.4 million for estimated losses for asset disposals. In addition the charge included $1.8 million for future lease commitments on the Castle Rock facility, the lessor of which is a major shareholder of the Company. As of August 25, 2001, future cash outflows of $2.2 million remained outstanding, mainly related to the lease commitments.

(11)  INTEREST (INCOME) EXPENSE, NET

Interest (income) expense, net consists of the following (in thousands):

                                                                      2001        2000        1999
-------------------------------------------------------------------------------------------------------
   Interest expense...............................................    $ 1,505     $4,614      $6,441
   Interest income................................................      5,982      2,192         943
-------------------------------------------------------------------------------------------------------
      Interest (income) expense, net..............................    $(4,477)    $2,422      $5,498
=======================================================================================================

(12)  OTHER INCOME, NET

Other income, net consists the following (in thousands):

                                                                      2001        2000        1999
-------------------------------------------------------------------------------------------------------
   Gain (loss) on sale of property and equipment..................    $   146     $ (803)     $ (543)
   Gain on sale of investment in affiliate........................         --      5,468          --
   Gain (loss) on foreign currency translation....................        (40)       438       1,121
   Other, net.....................................................      1,027       (158)      1,272
-------------------------------------------------------------------------------------------------------
                                                                      $ 1,133     $4,945      $1,850
=======================================================================================================

(13)  INCOME TAXES

Income before income taxes was derived from the following sources (in thousands):

                                                                      2001        2000        1999
------------------------------------------------------------------------------------------------------
   Domestic.......................................................    $45,719     $61,439     $ 7,972
   Foreign........................................................     14,391      13,192       3,705
------------------------------------------------------------------------------------------------------
                                                                      $60,110     $74,631     $11,677
======================================================================================================

Income tax expense (benefit) is summarized as follows (in thousands):

                                                                      2001        2000        1999
------------------------------------------------------------------------------------------------------
   Current:
      Federal.....................................................    16,395      $20,462     $2,917
      State.......................................................     2,309        3,487        512
      Foreign.....................................................     4,247        2,275      1,343

------------------------------------------------------------------------------------------------------
                                                                      22,951      26,224      4,772
------------------------------------------------------------------------------------------------------
   Deferred:
      Federal.....................................................    (1,500)        414       (264)
      State.......................................................      (112)        116         16
------------------------------------------------------------------------------------------------------
                                                                      (1,612)        530       (248)
------------------------------------------------------------------------------------------------------
                                                                     $21,339     $26,754     $4,524
======================================================================================================

    Income tax expense differs from the expected amounts based upon the statutory federal tax rates as follows:

                                                                         2001        2000        1999
------------------------------------------------------------------------------------------------------
   Expected federal income tax at statutory rate..................     35.0%       35.0%       35.0%
   State income taxes, net of federal tax effect..................      2.5         3.1         2.8
   Effect of foreign source income................................      0.1        (0.7)        6.3
   Foreign sales corporation income not subject to tax............     (1.9)       (1.4)       (6.2)
   Research tax credit............................................     (0.6)       (0.4)       (3.1)
   Other items, net...............................................      0.4         0.2         3.9
------------------------------------------------------------------------------------------------------
                                                                       35.5%       35.8%       38.7%
======================================================================================================

At August 25, 2001, there were approximately $3.2 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be substantially offset by available foreign tax credits.

During the year ended August 25, 2001, $3.4 million was added to additional paid-in capital in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 25, 2001 and August 26, 2000 are as follows (in thousands):

                                                                                      2001       2000
------------------------------------------------------------------------------------------------------
     Deferred tax assets:
        Allowance for doubtful accounts........................................    $ 1,171     $ 1,155
        Inventory items........................................................      3,519       2,698
        Accruals not currently deductible for tax purposes.....................      4,958       3,786
        Other, net.............................................................      1,287       1,117
------------------------------------------------------------------------------------------------------
          Total deferred tax assets............................................     10,935       8,756
------------------------------------------------------------------------------------------------------
     Deferred tax liabilities:
        Accelerated depreciation...............................................      5,376       6,882
        Other, net.............................................................      5,510       2,119
------------------------------------------------------------------------------------------------------
          Total deferred tax liabilities.......................................     10,886       9,001
------------------------------------------------------------------------------------------------------
          Net deferred tax assets (liabilities)................................    $    49    $   (245)
======================================================================================================

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

(14) SHAREHOLDERS' EQUITY

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

Stock Split In March 2000 the Company effected a two-for-one stock split of the Company's common stock to be effective prior to the Company's initial public offering. In connection with the stock split, the Company's board of directors also approved an increase in the Company's number of authorized common shares from 100,000,000 shares to 200,000,000 shares.

Employee Stock Ownership Plan and Trust Entegris maintains an Employee Stock Ownership Plan and Trust (ESOT). In August 1985 and August 1989, the ESOT purchased 27,790,156 shares of common stock of the Company from a shareholder. The ESOT borrowed funds, guaranteed by the Company, for $4.8 million and obtained additional contributions to fund these purchases.

Employer contributions to the ESOT are determined from time to time by the board of directors at its discretion, and are made without regard to the profits of the Company. Contributions shall not exceed the amount allowable by the Internal Revenue Code. No contributions were made to the ESOT for 2001, 2000 or 1999. Employer contributions are allocated to separate accounts maintained for each participant in the proportion that the total qualified compensation of each participant bears to the total qualified compensation for all participants. Each participant's account is adjusted, at least annually, to reflect investment gains or losses.

ESOT shares totaled 14,422,366 and 17,910,514 as of August 25, 2001 and August 26, 2000, respectively. Prior to the company's initial public offering completed in July 2000, the ESOT plan contained a put option, whereby the Company agreed to purchase the vested shares distributed to terminated participants or their estates, at the appraised value of the shares as of the second August 31 following termination, or after the first August 31 upon death, disability, or attainment of age 65. The fair value of shares was estimated by an independent appraiser to be $6.25 as of August 28, 1999.

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

Stock Option Plans In August 1999, Entegris, Inc. established the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan) and the Entegris, Inc. Outside Directors' Stock Option Plan (the Directors' Plan). The 1999 Plan and the Directors' Plan (the Plans) replaced similar plans in effect prior to the business combination described in Note 1. The maximum aggregate number of shares that may be granted under the plans is 11,732,982 and 1,000,000, respectively. The Plans state that the exercise price for these shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

Under the Directors' Plan, each outside director shall automatically be granted an option to purchase 15,000 shares upon the date the individual becomes a director. Annually, each outside director is automatically granted an option to purchase 9,000 shares. Options will be exercisable six months subsequent to the date of grant. The term of the option shall be ten years. The Plan states that the exercise price for these shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

Option activity for the 1999 Plan and the Directors' Plan is summarized as follows (shares in thousands):

                                                         2001                    2000                      1999
----------------------------------------------------------------------------------------------------------------------
                                               Number of     Option     Number of     Option     Number of     Option
                                                shares        price      Shares        price      Shares        Price
----------------------------------------------------------------------------------------------------------------------
   Options outstanding, beginning
    of year...............................       7,307        $3.78       5,899        $2.72       6,010        $2.72
      Granted.............................       1,454         9.17       1,772         7.27          --           --
      Exercised...........................      (1,228)        2.46        (106)        2.51          --           --
      Canceled............................        (465)        6.58        (258)        4.21        (111)        2.57
---------------------------------------------------------------------------------------------------------------------
   Options outstanding, end of year.......       7,068        $4.94       7,307        $3.78       5,899        $2.72
=====================================================================================================================

   Options exercisable, end of year.......       4,683        $3.57       4,618        $2.70       3,855        $2.54
=====================================================================================================================
   Options available for grant, end
    of year...............................       4,332                    2,587                    4,101
=====================================================================================================================

Options outstanding for the 1999 Plan and the Directors' Plan at August 25, 2001 are summarized as follows (shares in thousands):

                                                  Options Outstanding                        Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                                                                          Weighted-                        Weighted-
----------------------------------------------------------------------------------------------------------------------

                                                        Remaining          Average                          Average
                                       Number          Contractual        Exercise           Number         Exercise
        Range of Exercise Prices    Outstanding           Life              Price         Exercisable        Price
----------------------------------------------------------------------------------------------------------------------
 $0.96 to $1.50                            761                4.5           $ 1.31               761        $ 1.31
----------------------------------------------------------------------------------------------------------------------
          $3.15                          3,654                6.4             3.15             3,163          3.15
----------------------------------------------------------------------------------------------------------------------
 $4.22 to $8.38                          1,323                8.7             6.19               340          4.22
----------------------------------------------------------------------------------------------------------------------
$9.13 to $13.01                          1,329                8.8            10.68               419         10.39
----------------------------------------------------------------------------------------------------------------------

The Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions:

                                                                           2001               2000
----------------------------------------------------------------------------------------------------
     Expected dividend yield....................................              0%                 0%
     Expected stock price volatility............................             72%                90%
     Risk-free interest rate....................................           5.25%              5.50%
     Expected life..............................................         10 years           10 years

  Had compensation cost for option grants been determined consistent with SFAS No. 123, the Company's net income (loss), on a pro forma basis, would have been as follows (in thousands, except per share data):

                                                                                    2001         2000          1999
---------------------------------------------------------------------------------------------------------------------
     Net income, as reported.............................................          $38,616      $47,933        $5,965
     Pro forma net income................................................           33,788       45,705         4,839
     Basic net earnings (loss) per share, as reported....................             0.56        (0.02)        (2.53)
     Pro forma basic net earnings (loss) per share.......................             0.49        (0.07)        (2.56)
     Diluted net earnings (loss) per share, as reported..................             0.53        (0.02)        (2.53)
     Pro forma diluted net earnings (loss) per share.....................             0.46        (0.07)        (2.56)

The weighted average fair value of options granted during 2001 and 2000 with exercise prices equal to the market price at the date of grant was $7.40 and $6.95 per share, respectively. No options were granted in 1999.

Employee Stock Purchase Plan In March 2000, the Company's board of directors adopted, and our shareholders approved in May 2000, the Entegris, Inc. Employee Stock Purchase Plan (ESPP Plan). A total of 4,000,000 common shares were reserved for issuance under the ESPP Plan. The ESPP Plan allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. As of August 25, 2001, 255,107 shares had been issued under the ESPP Plan at a weighted-average price of $6.36.

(15) PENSION AND 401(k) SAVINGS PLAN

Entegris, Inc. has a defined contribution pension plan covering eligible employees. Contributions under this plan are determined by a formula set forth in the plan agreement. Total pension costs for 2001, 2000 and 1999 related to this plan were $1.6 million, $1.6 million and $2.0 million, respectively.

The Company maintains 401(k) employee savings plans (the Plans) that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the Plans, eligible employees may defer a portion of their pretax wages, up to the Internal Revenue Service annual contribution limit. Effective January 1, 2000, the Company matches 100% of employees' contributions on the first 3% of eligible wages and 50% of employees' contributions on the next 2% of eligible wages, or a maximum match of 4% of the employee's eligible wages. The board of directors may, at its discretion, declare a profit sharing contribution in addition to the matching contribution, but all contributions are limited to the maximum amount deductible for federal income tax purposes. The employer profit sharing and matching contribution expense under the Plans was $3.3 million, $2.4 million and $1.8 million in 2001, 2000 and 1999, respectively.

(16) EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) applicable to nonredeemable common stock by the weighted average number of shares of nonredeemable common stock outstanding during each period. Since basic EPS for 2000 and 1999 represents a loss per share of common stock, the effect of including the incremental shares of common stock from assumed exercise of options and from assumed reclassification of redeemable common stock in EPS computation is anti-dilutive, and, accordingly, basic and diluted EPS are the same. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings (loss) per share (in thousands):

                                                                                 2001          2000          1999
-------------------------------------------------------------------------------------------------------------------
   Denominator
      Basic earnings (loss) per share--Weighted common shares
       Outstanding......................................................        68,747        43,609        36,708
      Weighted common shares assumed upon exercise of
       Options..........................................................         4,248            --            --
-------------------------------------------------------------------------------------------------------------------
         Denominator for diluted earnings (loss) per share..............        72,995        43,609        36,708
===================================================================================================================


(17) SEGMENT INFORMATION

The Company operates in one segment as it designs, develops, manufactures, markets and sells material management and handling products predominantly within the semiconductor industry. All products are sold on a worldwide basis.

The following table summarizes total net sales, based upon the country from which sales were made, and long-lived assets attributed to significant countries for 2001, 2000 and 1999, respectively (in thousands):

                                                                                2001          2000          1999
-------------------------------------------------------------------------------------------------------------------
      Net sales:
         United States...............................................         $249,455      $252,172      $176,345
         Japan.......................................................           45,749        32,659        20,337
         Germany.....................................................           27,735        32,325        26,278
         Malaysia....................................................           15,057        19,094        12,100
         Korea.......................................................            3,853         3,862         2,443
         Singapore...................................................              595         3,353         4,449
-------------------------------------------------------------------------------------------------------------------
                                                                              $342,444      $343,465      $241,952
===================================================================================================================

      Long-lived assets:
         United States...............................................        $ 78,339      $ 71,626      $ 84,271
         Japan.......................................................           9,767        10,297         7,100
         Germany.....................................................           5,517         5,625         6,484
         Malaysia....................................................          14,562        15,466        12,955
         Taiwan......................................................              82            --            --
         Korea.......................................................             575         4,719         5,131
         Singapore...................................................             289            --         1,683
-------------------------------------------------------------------------------------------------------------------
                                                                             $109,131      $107,733      $117,624
==================================================================================================================

Net sales from external customers attributable to the United States amounted to $170.9 million, $179.8 million and $126.0 million in 2001, 2000 and 1999 respectively. Net sales from external customers attributable to countries other than the United States amounted to $171.5 million, $163.7 million and $116.0 million in 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, no single nonaffiliated customer accounted for 10% or more of net sales.

(18) SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                 2001           2000           1999
---------------------------------------------------------------------------------------------------------------------
      Schedule of interest and income taxes paid (in thousands):
         Interest....................................................           $ 1,503        $ 5,142        $ 6,633
         Income taxes, net of refunds received.......................            28,460         30,884         (3,052)


(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, short-term investments and short-term debt approximates fair value due to the short maturity of those instruments.

The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments approximated its carrying value of $15.8 million at August 25, 2001.

(20) RELATED-PARTY TRANSACTIONS

Leases The Company leases office space and production facilities under operating leases from a major shareholder's trust or from entities related to this shareholder. These leases, which expire through the year 2004, may be adjusted periodically based on a percentage of the increase in the consumer price index. The Company is required to pay for all real estate taxes, utilities and other operating expenses. Rent paid relating to these agreements totaled $0.6 million, $0.8 million and $1.2 million for 2001, 2000 and 1999, respectively. In March 2000, the Company entered into an agreement to purchase certain real estate and personal property, which the Company previously leased from the related party. The purchase price of the property, which was purchased on May 1, 2000, was $2.5 million.

Through December 2000, the Company allocated rental payments to Emplast, a previously owned company, totaling $0.2 million, $0.6 million and $0.3 million in 2001, 2000 and 1999, respectively. In connection with Emplast's purchase of the facility in 2001, the company paid Emplast $0.3 million to terminate the lease. As of August 25, 2001 and August 26, 2000, Emplast owed the Company $40 thousand and $0.8 million, respectively, which are included in other current assets in the accompanying consolidated balance sheets.

Notes Receivable At August 25, 2001, the Company has a $0.8 million note receivable from a major stockholder trust which bears interest at 8.0% per year.

Debt Guarantees The Company guarantees a loan of a former officer and a major shareholder related to the Company's leased facility in Castle Rock, Colorado. This guarantee totaled $1.4 million and $1.5 million and at August 25, 2001 and August 26, 2000, respectively.

Sales to Minority Shareholder The Company sells products to Marubeni under normal business terms. Sales to Marubeni were $17.4 million, $16.2 million and $12.0 million in 2001, 2000 and 1999, respectively. At August 25, 2001 and August 26, 2000, the Company had a receivable from Marubeni totaling $1.0 million and $2.5 million, respectively, due under normal trade terms. In addition, in February 1997, Marubeni was granted an option to buy 214,942 shares of the Company's common stock with an exercise price of $5.19 per share. The grant was immediately vested and is exercisable for ten years.

(21) QUARTERLY INFORMATION-UNAUDITED (in thousands, except per share data)

                                                                         Quarter
------------------------------------------------------------------------------------------------------------------------
                                                      First         Second         Third          Fourth          Year
------------------------------------------------------------------------------------------------------------------------
Fiscal 2000
------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 71,816       $ 84,846        $90,991        $95,812       $343,465
------------------------------------------------------------------------------------------------------------------------
Gross profit                                          31,681         38,158         43,681         46,922        160,442
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss                      12,054         10,330         12,014         14,684         49,082
------------------------------------------------------------------------------------------------------------------------
Extraordinary loss                                        --             --             --         (1,149)        (1,149)
------------------------------------------------------------------------------------------------------------------------
Net income                                            12,054         10,330         12,014         13,535         47,933
------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per nonredeemable
------------------------------------------------------------------------------------------------------------------------
  common share:
------------------------------------------------------------------------------------------------------------------------
   Income before extraordinary loss                    (0.56)         (0.60)          0.79           0.23           0.01
------------------------------------------------------------------------------------------------------------------------
   Extraordinary loss                                     --             --             --          (0.02)         (0.03)
------------------------------------------------------------------------------------------------------------------------
   Net income                                          (0.56)         (0.60)          0.79           0.21          (0.02)
------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per nonredeemable
 common share:
------------------------------------------------------------------------------------------------------------------------
   Income before extraordinary loss                    (0.56)         (0.60)          0.19           0.22           0.01
------------------------------------------------------------------------------------------------------------------------
   Extraordinary loss                                     --             --             --          (0.02)         (0.03)
------------------------------------------------------------------------------------------------------------------------
   Net income                                          (0.56)         (0.60)          0.19           0.20          (0.02)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Fiscal 2001
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Net sales                                           $102,639       $105,712        $81,346        $52,747       $342,444
------------------------------------------------------------------------------------------------------------------------
Gross profit                                          52,552         53,601         37,890         18,627        162,670
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     18,112         13,784          8,428         (1,708)        38,616
------------------------------------------------------------------------------------------------------------------------
Basic earnings  (loss) per share                         .26            .20            .12           (.02)           .56
------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                        .25            .19            .12           (.02)           .53
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Financial Statements

     The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page 28 of this report.

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

3. Exhibits

     The following exhibits are filed herewith or incorporated by reference:

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Financial Statement Schedules

Exhibit                           Description of Document
-------                           -----------------------
Number
------
3.1(i)      Articles of Incorporation of Entegris, Inc.

3.2(ii)     Amended and Restated Bylaws of Entegris, Inc.

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

10.12(i) Promissory Note between Wayne C. Bongard estate and Empak, Inc., dated April 15, 1999

10.13(i) Promissory Note between Fluoroware, Inc. and Dan Quernemoen, dated January 5, 1996

10.14(i) Guaranty between Empak, Inc. and First Bank National Association, dated March 1, 1994

10.15(i) Consolidation Agreement by and among Entegris, Inc., Fluoroware, Inc. and Empak, Inc., dated June 1, 1999

10.16 Worldwide Stocking Distributor Agreement Between Fluid Handling Group Entegris, Inc. and Metron Technology N.V. dated March 1, 2001

10.17(i) Metron Semiconductors Europa B.V. Investor Rights Agreement dated July 6, 1995

10.18(i) U.S. Stocking Distributor Five-Year Agreement as of September 1, 1997 between Fluoroware, Inc. and Kyser Company

10.19(i) STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998

10.20(i) Amended and Restated Distributorship Agreement by and among Entegris, Inc., Empak, Inc., Marubeni America Corporation and Marubeni Corporation, dated as of December 1, 1999

10.21(i)+   PFA Purchase and Supply Agreement by and between E.I. Du Pont De
            Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999

21.1        Subsidiaries of the Company

23.1        Independent Auditors' Consent

__________________
(i) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-33668), filed with the Commission on July 10, 2000, as amended through the date hereof.

(ii) Incorporated by reference from the Company's Report on Form 8K filed by the Company March 2, 2001.

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

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended August 25, 2001.

(c)  See Exhibits listed under Item 14(a)(3).

(d)  Not applicable. See Item 14(a)(2).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chaska, State of Minnesota, on November 21, 2001.



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

                Signatures                                      Title                                Date
-------------------------------------------  -----------------------------------------------  -----------------
  /s/ Daniel R. Quernomoen                   Director                                         November 21, 2001
-------------------------------------------
        Daniel R. Quernomoen

  /s / James A. Bernards                     Director                                         November 21, 2001
-------------------------------------------
        James A. Bernards

  /s / Robert J. Boehlke                     Director                                         November 21, 2001
-------------------------------------------
        Robert J. Boehlke

  /s / Mark A. Bongard                       Director                                         November 21, 2001
-------------------------------------------
        Mark A. Bongard

  /s/ James E. Dauwalter                     President, Chief Executive Officer and           November 21, 2001
-------------------------------------------  Director
        James E. Dauwalter

  /s/ Stan Geyer                             Chairman of the Board of Directors               November 21, 2001
-------------------------------------------
        Stan Geyer

  /s / Delmer M. Jensen                      Director                                         November 21, 2001
-------------------------------------------
        Delmer M. Jensen

  /s / Gary F. Klingl                        Director                                         November 21, 2001
-------------------------------------------
        Gary F. Klingl

  /s / Roger D. McDaniel                     Director                                         November 21, 2001
-------------------------------------------
        Roger D. McDaniel

  /s /  John D. Villas                       Executive Vice President and Chief               November 21, 2001
-------------------------------------------  Financial Officer (Chief Financial &
        John D. Villas                       Accounting Officer)

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Entegris, Inc.:

     Under date of October 5, 2001, we reported on the consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended August 25, 2001, as contained in the 2001 Annual Report to Shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the fiscal year ended August 25, 2001. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II -Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for domestic inventories in 2001.


                                             /s/ KPMG LLP

Minneapolis, Minnesota
October 5, 2001

                                Entegris, Inc.


                 Schedule II-Valuation and Qualifying Accounts
                                (In thousands)

                                             Balance at      Charged to                   Balance at
                                            Beginning of     Costs and                      End of
               Description                    Period         Expenses       Deduction      Period
               -----------                    ------         --------       ---------      ------
                                                             Additions
                                                             ---------
                  COL. A                       COL. B          COL. C         COL. D        COL. E
                  ------                       ------          ------         ------        ------
Deducted from asset accounts:
Year ended August 28, 1999:
   Allowance for doubtful receivables.....         $1,322            213            330        $1,205
                                            =============  ==============  ============  ============
   Inventory reserves.....................         $2,512          2,701          2,043        $3,170
                                            =============  ==============  ============  ============

Deducted from asset accounts:
 Year ended August 26, 2000:
   Allowance for doubtful receivables.....         $1,205          1,493            174        $2,524
                                            =============  ==============  ============  ============
   Inventory reserves.....................         $3,170          3,073          2,060        $4,183
                                            =============  ==============  ============  ============

Deducted from asset accounts:
 Year ended August 25, 2001:
   Allowance for doubtful receivables.....         $2,524           (482)           434        $1,608
                                            =============  ==============  ============  ============
   Inventory reserves.....................         $4,183          6,397          4,809        $5,771
                                            =============  ==============  ============  ============