Form 10-Q
period 2001-11-24
ENTEGRIS INC
filed 2002-01-08
CIK 1101302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended November 24, 2001 Commission File Number 000-30789
                        -----------------                        ---------

                                 ENTEGRIS, INC.
                                 --------------
               (Exact name of registrant as specified in charter)

                     Minnesota                            41-1941551
 ----------------------------------------------     ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                         Outstanding at December 31, 2001
-----------------------------       -------------------------------------
Common Stock, $0.01 Par Value                  69,898,307

                      ENTEGRIS, INC., INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                     FOR THE QUARTER ENDED NOVEMBER 24, 2001


        Description                                                       Page
        -----------                                                       ----

PART I
------

Item 1. Unaudited Consolidated Financial Statements

        Consolidated Balance Sheets as of November 24, 2001
          and August 25, 2001                                               3

        Consolidated Statements of Operations for the Three Months
          Ended November 24, 2001 and November 25, 2000                     4

        Consolidated Statements of Cash Flows for the Three Months
          Ended November 24, 2001 and  November 25, 2000                    5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

Item 3. Quantitative and Qualitative Disclosures About Market Risk         12


PART II Other Information

Item 6. Exhibits                                                           13

Item 1. Financial Statements
----------------------------

                         ENTEGRIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            November 24,         August 25,
                                                                                2001                2001
                                                                           ----------------    ----------------
ASSETS

Current assets
  Cash and cash equivalents                                                    $ 65,572            $ 74,451
  Short-term investments                                                         47,539              36,628
  Trade accounts receivable, net of allowance for doubtful
   accounts                                                                      34,046              36,303
  Trade accounts receivable due from affiliates                                   2,369               7,171
  Inventories                                                                    43,872              47,202
  Deferred tax assets and refundable income taxes                                 9,446              10,424
  Other current assets                                                            4,735               7,858
                                                                           ----------------    ----------------
    Total current assets                                                        207,579             220,037
                                                                           ----------------    ----------------

Property, plant and equipment, net                                              102,563             109,131

Other assets

   Investments                                                                   11,469              12,295
   Intangible assets, net of amortization                                        50,893              51,766
   Other                                                                          3,285               2,449
                                                                           ----------------    ----------------
        Total assets                                                           $375,789            $395,678
                                                                           ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Current maturities of long-term debt                                        $   1,848           $   2,238
  Short-term borrowings                                                          10,070               8,813
  Accounts payable                                                               10,405              16,572
  Accrued liabilities                                                            25,935              33,630
                                                                           ----------------    ----------------
    Total current liabilities                                                    48,258              61,253
                                                                           ----------------    ----------------

Long-term debt, less current maturities                                          13,541              13,101
Deferred tax liabilities                                                          3,661               3,950
Minority interest in subsidiaries                                                 4,814               5,067
Commitments and contingencies                                                       -                   -

Shareholders' equity

  Common stock, $0.01  par value; 200,000,000 authorized; issued
     and outstanding shares: 69,767,615 and 69,729,821, respectively                698                 697
  Additional paid-in capital                                                    121,479             121,449
  Retained earnings                                                             182,240             188,156
  Accumulated other comprehensive income                                          1,098               2,005
                                                                           ----------------    ----------------
    Total shareholders' equity                                                  305,515             312,307
                                                                           ----------------    ----------------
          Total liabilities and shareholders' equity                           $375,789            $395,678
                                                                           ================    ================

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                ---------------------------------------
                                                                                  November 24,          November 25,
                                                                                      2001                 2000
                                                                                -----------------    ------------------
Sales to non-affiliates                                                              $40,502              $ 68,602
Sales to affiliates                                                                    5,350                34,037
                                                                                -----------------    ------------------
Net sales                                                                             45,852               102,639
Cost of sales                                                                         30,657                50,087
                                                                                -----------------    ------------------
    Gross profit                                                                      15,195                52,552
Selling, general and administrative expenses                                          17,359                21,235
Nonrecurring charges                                                                   4,001                  -
Engineering, research and development expenses                                         4,312                 3,533
                                                                                -----------------    ------------------
    Operating (loss) profit                                                          (10,477)               27,784
Interest income, net                                                                    (451)               (1,459)
Other expense (income), net                                                             (289)                   80
                                                                                -----------------    ------------------
    (Loss) income before income taxes and other items below                           (9,737)               29,163
Income tax (benefit) expense                                                          (3,700)               11,081
Equity in net income of affiliates                                                       -                    (738)
Minority interest in subsidiaries' net (loss) income                                    (121)                  708
                                                                                -----------------    ------------------
   Net (loss) income                                                                 $(5,916)             $ 18,112
                                                                                =================    ==================

(Loss) earnings per common share:
  Basic                                                                               $(0.08)                $0.26
  Diluted                                                                             $(0.08)                $0.25

Weighted shares outstanding:
  Basic                                                                               69,742                68,362
  Diluted                                                                             69,742                72,838

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Three months ended
                                                                       -------------------------------------
                                                                        November 24,         November 25,
                                                                            2001                 2000
                                                                       ----------------     ----------------
OPERATING ACTIVITIES
Net (loss) income                                                          $(5,916)             $18,112
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                             6,871                6,037
    Asset impairment                                                         2,300                  750
    Provision for doubtful accounts                                           (194)                 550
    Provision for deferred income taxes                                       (287)                   4
    Equity in net income of affiliates                                           -                 (738)
    Loss on sale of property and equipment                                     265                   44
    Minority interest in subsidiaries' net (loss) income                      (121)                 708
    Changes in operating assets and liabilities:
        Trade accounts receivable                                            2,450               (2,973)
        Trade accounts receivable due from affiliates                        4,802               (6,071)
        Inventories                                                          3,330               (5,380)
        Accounts payable and accrued liabilities                           (13,862)              (1,293)
        Other current assets                                                 3,122                 (788)
        Accrued income taxes and refundable income taxes                       978                8,947
        Other                                                                 (458)                (723)
                                                                       ----------------     ----------------
          Net cash provided by operating activities                          3,280               17,186
                                                                       ----------------     ----------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                       (2,632)              (4,006)
Purchases of intangible assets                                                (135)                 (83)
Proceeds from sales of property and equipment                                  236                  117
Purchases of short-term investments                                        (30,326)                   -
Maturities of short-term investments                                        19,415                    -
Other                                                                           45                1,506
                                                                       ----------------     ----------------
          Net cash used in investing activities                            (13,397)              (2,466)
                                                                       ----------------     ----------------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt              (3,462)                (536)
Proceeds from short-term borrowings and long-term debt                       4,768                  226
Issuance of common stock                                                        32                  212
Repurchase of common stock                                                       -                 (190)
                                                                      -----------------    -----------------
          Net cash provided by (used in) financing activities                1,338                 (288)
                                                                      -----------------    -----------------
Effect of exchange rate changes on cash and cash equivalents                  (100)                (197)
                                                                      -----------------    -----------------
(Decrease) increase in cash and cash equivalents                            (8,879)              14,235
Cash and cash equivalents at beginning of period                            74,451              102,973
                                                                      -----------------    -----------------
Cash and cash equivalents at end of period                                 $65,572             $117,208
                                                                      =================    =================

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of November 24, 2001 and August 25, 2001, the results of operations for the three months ended November 24, 2001 and November 25, 2000 and cash flows for the three months ended November 24, 2001 and November 25, 2000. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 25, 2001. The results of operations for the three months ended November 24, 2001 and November 25, 2000 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on the last Saturday of August. In fiscal 2002, the Company's interim quarters end on November 24, 2001, March 2, 2002 and June 1, 2002.

2.   (Loss) earnings per share
     -------------------------

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per share.

                                                     Three Months Ended
                                                 ----------------------------
                                                 November 24,    November 25,
                                                     2001           2000
                                                 ------------    ------------

     Basic (loss) earnings per share-weighted
     common shares outstanding                    69,742,000     68,362,000
     Weighted common shares assumed upon
     exercise of stock options                        -           4,476,000
                                                  ----------     ----------
     Diluted (loss) earnings per
     share-weighted common shares and common
     shares equivalent outstanding
                                                  69,742,000     72,838,000
                                                  ==========     ==========

     The effect of the inclusion of stock options in the first quarter of fiscal 2002 is anti-dilutive.

3.   Inventories
     -----------

     Inventories consist of the following (in thousands):

                                   November 24, 2001       August 25, 2001
                                   -----------------       ---------------
     Raw materials                      $13,982                $15,167
     Work-in process                      1,695                  1,451
     Finished goods                      27,597                 29,971
     Supplies                               598                    613
                                        -------                -------
        Total inventories               $43,872                $47,202
                                        =======                =======

4.   Comprehensive (Loss) Income
     ---------------------------

For the quarters ended November 24, 2001 and November 25, 2000 net (loss) income, items of other comprehensive (loss) income and comprehensive (loss) income are as follows (in thousands):

                                                       Quarter ended
                                               ----------------------------
                                               November 24,    November 25,
                                                   2001            2000
                                               ------------    ------------
Net (loss) income                                $(5,916)        $18,112
Items of other comprehensive (loss) income
     Foreign currency translation                   (376)           (601)
     Unrealized loss in marketable securities       (531)           (343)
                                                 -------         -------
Comprehensive (loss) income                      $(6,823)        $17,168
                                                 =======         =======

5.   Recently Issued Accounting Pronouncements
     -----------------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interest method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; upon adoption of SFAS 142, goodwill is no longer subject to amortization.

The Company adopted SFAS No. 141 and SFAS No. 142 as of August 26, 2001. As required by SFAS 142, the Company is in the process of performing an impairment test on goodwill as of the adoption date. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of August 26, 2001, the Company is no longer amortizing goodwill. Goodwill amortization expense was $0.2 million net of income taxes for the quarter ended November 25, 2000. The Company estimates that goodwill amortization expense would have been approximately $0.6 million net of income taxes in the first quarter of fiscal 2002. The following table presents a reconciliation of net (loss) income and
(loss) earnings per share adjusted for the exclusion of goodwill, net of income taxes (in thousands, except per share figures):

                                                  Three months ended
                                        ----------------------------------------
                                        November 24,  November 25,  November 27,
Net income (loss):                         2001          2000          1999
------------------                      ------------  ------------  ------------
Reported net (loss) income               $ (5,916)      $18,112      $12,054
Add: Goodwill amortization, net of tax          -           192          183
                                         --------       -------      -------
   Adjusted net (loss) income            $ (5,916)      $18,304      $12,237
                                         ========       =======      =======

                                                  Three months ended
                                        ----------------------------------------
                                        November 24,  November 25,  November 27,
Basic (loss) earnings per share:           2001          2000          1999
--------------------------------        ------------  ------------  ------------
Reported basic (loss) earnings
  per share                               $ (0.08)       $0.26       $(0.56)
Add: Goodwill amortization, net of tax          -            -            -
                                          -------        -----       ------
  Adjusted basic (loss) earnings
    per share                             $ (0.08)       $0.26       $(0.56)
                                          =======        =====       ======

                                                  Three months ended
                                        ----------------------------------------
                                        November 24,  November 25,  November 27,
Diluted (loss) earnings per share:         2001          2000          1999
----------------------------------      ------------  ------------  ------------
Reported basic (loss) earnings
  per share                               $ (0.08)       $0.25        $(0.56)
Add: Goodwill amortization, net of tax          -            -             -
                                          -------        -----       ------
  Adjusted diluted (loss) earnings
    per share                             $ (0.08)       $0.25       $(0.56)
                                          =======        =====       ======

As of August 25, 2001, goodwill amounted to $20.1 million. There were no additions during the first quarter of fiscal 2002. Other intangible assets, which include patents and other identifiable intangible assets of $30.8 million as of November 24, 2001, are being amortized over their useful lives and are as follows (in thousands):

                                              As of November 24, 2001
                                         ----------------------------------
                                         Gross carrying         Accumulated
Amortized intangible assets:                 amount            amortization
------------------------------------     --------------        ------------
Patents                                     $ 14,446             $ 2,197
Unpatented technology                          9,844                 461
Employment and noncompete agreements           6,211                 264
Other                                          3,657                 446
                                            --------             -------
                                            $ 34,158             $ 3,368
                                            ========             =======

Aggregate amortization expense for the quarter ended November 24, 2001 amounted to $1.0 million. Estimated amortization expense for the fiscal years 2002 to 2006 is $3.8 million, $3.8 million, $3.7 million, $3.7 million and $3.6 million, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

Quarter Ended November 24, 2001 Compared to Quarter Ended November 25, 2000

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                      Three Months Ended
                                                  ----------------------------
                                                  November 24,    November 25,
                                                      2001            2000
                                                  ------------    ------------
Net sales                                           100.0            100.0
Cost of sales                                        66.9             48.8
                                                    -----            -----
     Gross profit                                    33.1             51.2
Selling, general and administrative expenses         37.9             20.7
Nonrecurring charges                                  8.7              -
Engineering, research and development expenses        9.4              3.4
                                                    -----            -----
     Operating (loss) profit                        (22.8)            27.1
Interest income net                                  (1.0)            (1.4)
Other expense (income), net                          (0.6)             0.1
                                                    -----            -----
     (Loss) income before income taxes and other
        items below                                 (21.2)            28.4
Income tax (benefit) expense                         (8.1)            10.8
Equity in net earnings of affiliated companies        0.0             (0.7)
Minority interest in subsidiaries' net (loss)
  income                                             (0.3)             0.7
                                                    -----            -----
     Net (loss) income                              (12.9)            17.6
                                                    =====            =====

Effective tax rate                                   38.0             38.0

Net sales. Net sales were $45.9 million in the first quarter of fiscal 2002, down 55% compared to $102.6 million in the first quarter of fiscal 2001. The sharp decline reflected the decrease in product sales associated with the severe downturn in the semiconductor industry, which began in the second half of fiscal 2001. Lower revenues were recorded in all geographic regions and across nearly all product lines. Sales for the Company's Fluid Handling Group which are closely tied to industry capital spending cycles, declined 76% from first quarter 2001. The Company's Microelectronics Group also saw a sales decline of 44% from one year ago. International sales accounted for approximately 51% of net sales in the first quarter of fiscal 2002 compared to 48% in the first quarter of fiscal 2001. While the business environment continues to be uncertain, the Company expects sales for the second quarter of fiscal 2002 to be about flat with first quarter fiscal 2002 levels

Gross profit. Gross profit in the first quarter of fiscal 2002 dropped by $37.4 million to $15.2 million, a decrease of 71% from the $52.6 million reported in the first quarter of fiscal 2001. The gross margin for the fiscal 2002 first quarter declined to 33.1% compared to 51.2% a year ago. Gross margin and gross profit declines were reported by both domestic and international operations. The drops in fiscal 2002 figures were primarily caused by the lower sales levels noted above, which resulted in lower production levels. Partly offsetting the declines was the reversal of profit-sharing accruals of $0.4 million (of a Company total of $0.8 million, the remainder being included in selling, general and administrative, and engineering, research and development expenses) made earlier in calendar 2001while the Company generated net earnings. The first quarter of fiscal 2001 also included an asset impairment charge of $0.8 million mainly for asset write-offs of molds that were determined to have no future use.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $3.8 million, or 18%, to $17.4 million in the first quarter of fiscal 2002 from $21.2 million in the first quarter of fiscal 2001. The decrease was due to the significantly lower bonus and charitable contribution accruals, which are largely based on company profitability. SG&A costs, as a percent of net sales, increased to 37.9% from 20.7%.

Nonrecurring charges. The first quarter of 2002 includes a nonrecurring charge of $4.0 million in connection with the closures of the Company's Chanhassen, MN and one of its Chaska, MN plants. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

Engineering, research and development expenses. Engineering, research and development expenses were $4.3 million in the first quarter of fiscal 2002, up 18% compared to $3.5 million in the first quarter of fiscal 2001. Engineering, research and development costs, as a percent of net sales, increased to 9.4% from 3.4% reflecting both higher ER&D expenditures and lower net sales.

Interest income, net. Net interest income of $0.5 million in the first quarter of fiscal 2002 compared $1.5 million in the year-ago period. The change reflects the lower rates of interest on marketable securities and a shift in the mix of investments to tax exempt securities.

Other expense (income), net. Other income was $0.3 million in the first quarter of fiscal 2002 compared to other expense of $80 thousand in the first quarter a year ago. The change mainly reflects the foreign currency gains associated with forward foreign currency contracts.

Income tax (benefit) expense. An income tax benefit of $3.7 million in the first quarter of fiscal 2002 compared to income tax expense of $11.1 million reported a year earlier, reflected the Company's pre-tax operating results. The effective tax rate was 38% in the first quarter of both fiscal 2002 and fiscal 2001.

Equity in net income of affiliates. Equity in the net income of affiliates was zero in the first quarter of fiscal 2002 compared to $0.7 million in the first quarter a year earlier. This reflects the change in accounting for the Company's investment in Metron, which was recorded under the equity method of accounting through the second quarter of fiscal 2001 at which time the Company began accounting for its remaining investment as an available-for-sale security, as our ownership percentage was reduced.

Net (loss) income. The Company recorded a net loss of $5.9 million, or $0.08 per diluted share, in the first quarter of fiscal 2002, compared to net income of $18.1 million, or $0.25 per diluted share, in the year-ago period.

Liquidity and Capital Resources

Operating activities. Cash flow provided by operating activities totaled $3.3 million in the first quarter of fiscal 2002. Noncash charges, such as depreciation and amortization of $6.9 million, as well as decreases in inventory of $3.3 million and in accounts receivable of $7.3 million were partly offset by the Company's net loss and a $13.9 reduction in payable and accruals. Working capital at November 24, 2001 stood at $159.3 million, including $113.1 million in cash, cash equivalents and short-term investments.

Investing activities. Cash flow used in investing activities totaled $13.4 million in the first quarter of fiscal 2002. Acquisition of property and equipment totaled $2.6 million and included additions of manufacturing equipment and the upgrading and integration of information systems. The Company expects capital expenditures of approximately $25 to $30 million during fiscal 2002, consisting mainly of spending on manufacturing equipment and information systems. The company had purchases, net of maturities of short-term investments of $10.9 million during the quarter.

Financing activities. Cash provided by financing activities totaled $1.3 million during the first quarter of fiscal 2002. The company made scheduled payments $3.5 million on borrowings, while proceeds from short-term borrowings were $4.8 million.

As of November 24, 2001, our sources of available funds comprised $113.1 million in cash, cash equivalents, short-term investments plus various credit facilities. We have unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $30 million, with no borrowings outstanding at November 24, 2001. We also have lines of credit, equivalent to an aggregate of approximately $9.2 million with six international banks, which provide for borrowings of the European Euro, Malaysian ringgits and Japanese yen for our overseas subsidiaries. Borrowings outstanding on these lines of credit were $4.1 million at November 24, 2001. The company also owed $5.9 million in other short-term bank borrowings not subject to formal credit agreements.

At November 24, 2001, the Company's shareholders' equity stood at $305.5 million. Book value per share was $4.38, down from $4.48 per share at the end of fiscal 2001. The quarter's net loss accounted for the decrease.

The company believes its cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet our working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding, and from time to time the Company may need to raise capital through additional equity or debt financing.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interest method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; upon adoption of SFAS 142, goodwill is no longer subject to amortization.

The Company adopted the provisions of these statements as of August 26, 2001. As required by SFAS 142, the Company is in the process of performing an impairment test on goodwill as of the adoption date. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of August 26, 2001, the Company is no longer amortizing goodwill. Goodwill amortization expense was $0.2 million net of income taxes for the quarter ended November 25, 2000. The Company estimates that goodwill amortization expense would have been approximately $0.6 million net of income taxes in the first quarter of fiscal 2002.

As of August 25, 2001, goodwill amounted to $20.3 million. There were no additions during the first quarter of fiscal 2002. Other intangible assets, which include patents and other identifiable intangible assets of $30.6 million as of November 24, 2001, are being amortized over their useful lives.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Entegris's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company's current exposure to interest rate fluctuations is not significant. Most of its outstanding debt at November 24, 2001 carried fixed rates of interest. All of the Company's cash equivalents and short-term investments are debt instruments with remaining maturities of 12 months or less.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:

     None

CONFORMED COPY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENTEGRIS, INC.


Date: January 8, 2002                  /s/ James E. Dauwalter
                                       -------------------------------------
                                       James E. Dauwalter
                                       President and Chief Executive Officer


Date: January 8, 2002                  /s/ John D. Villas
                                       -------------------------------------
                                       John D. Villas
                                       Executive Vice President and
                                       Chief Financial Officer