Form 10-Q
period 2002-03-02
ENTEGRIS INC
filed 2002-04-16
CIK 1101302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

                 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended March 2, 2002         Commission File Number 000-30789
                      -------------                                ---------

                                 ENTEGRIS, INC.
                                 --------------
               (Exact name of registrant as specified in charter)

                  Minnesota                                      41-1941551
                  ---------                                      ----------
(State or other jurisdiction of incorporation)             (IRS Employer ID No.)

                  3500 Lyman Boulevard, Chaska, Minnesota 55318
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number (952) 556-3131
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                   Outstanding at March 31, 2002
------------------------------                   -----------------------------
Common Stock, $0.01 Par Value                               70,241,239

                         ENTEGRIS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED MARCH 2, 2002


        Description                                                         Page
        -----------                                                         ----
PART I
------

Item 1. Unaudited Consolidated Financial Statements

        Consolidated Balance Sheets as of March 2, 2002
          and August 25, 2001                                                3

        Consolidated Statements of Operations for the Three Months
          and Six Months Ended March 2, 2002 and February 24, 2001           4

        Consolidated Statements of Cash Flows for the
          Six Months Ended March 2, 2002 and February 24, 2001               5

        Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9

Item 3. Quantitative and Qualitative Disclosures About Market Risk          15


PART II Other Information
-------

Item 4. Submission of Matters to a Vote of Security Holders                 16

Item 6. Exhibits and Reports on Form 8-K                                    16

Item 1.  Financial Statements
-------  --------------------

                         ENTEGRIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         March 2,    August 25,
                                                                           2002        2001
                                                                         --------    ----------
ASSETS

Current assets
  Cash and cash equivalents                                              $ 66,663     $ 74,451
  Short-term investments                                                   39,757       36,628
  Trade accounts receivable, net of allowance for doubtful accounts        29,343       36,303
  Trade accounts receivable due from affiliates                             2,655        7,171
  Inventories                                                              39,010       47,202
  Deferred tax assets and refundable income taxes                          10,192       10,424
  Other current assets                                                      6,607        7,858
                                                                         --------     --------
    Total current assets                                                  194,227      220,037
                                                                         --------     --------

Property, plant and equipment, net                                        100,098      109,131

Other assets
  Investments                                                              15,196       12,295
  Intangible assets, net                                                   53,055       51,766
  Other                                                                     2,899        2,449
                                                                         --------     --------
       Total assets                                                      $365,475     $395,678
                                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                   $  1,798     $  2,238
  Short-term borrowings                                                     7,953        8,813
  Accounts payable                                                          9,719       16,572
  Accrued liabilities                                                      21,658       33,630
                                                                         --------     --------
    Total current liabilities                                              41,128       61,253
                                                                         --------     --------

Long-term debt, less current maturities                                    12,579       13,101
Deferred tax liabilities                                                    5,095        3,950
Minority interest in subsidiaries                                              69        5,067
Commitments and contingencies                                                --           --

Shareholders' equity

  Common stock, $0.01  par value; 200,000,000 authorized; issued
     and outstanding shares: 70,077,039 and 69,729,821, respectively          701          697
  Additional paid-in capital                                              122,716      121,449
  Retained earnings                                                       180,854      188,156
  Accumulated other comprehensive income                                    2,333        2,005
                                                                         --------     --------
    Total shareholders' equity                                            306,604      312,307
                                                                         --------     --------
       Total liabilities and shareholders' equity                        $365,475     $395,678
                                                                         ========     ========

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                         ---------------------------   --------------------------
                                                          March 2,      February 24,    March 2,     February 24,
                                                           2002            2001           2002          2001
                                                         ---------     -------------   ---------     ------------
Sales to non-affiliates                                  $  45,513      $  70,515      $  86,015      $ 139,117
Sales to affiliates                                          5,189         35,197         10,539         69,234
                                                         ---------      ---------      ---------      ---------
Net sales                                                   50,702        105,712         96,554        208,351
Cost of sales                                               33,764         52,111         64,421        102,198
                                                         ---------      ---------      ---------      ---------
    Gross profit                                            16,938         53,601         32,133        106,153
Selling, general and administrative expenses                17,192         19,727         34,551         40,962
Nonrecurring charges                                          --            8,210          4,001          8,210
Engineering, research and development expenses               4,849          4,035          9,161          7,568
                                                         ---------      ---------      ---------      ---------
    Operating (loss) profit                                 (5,103)        21,629        (15,580)        49,413
Interest income, net                                          (365)        (1,408)          (816)        (2,867)
Other (income) expense, net                                 (1,450)           934         (1,739)         1,014
                                                         ---------      ---------      ---------      ---------
    (Loss) income before income taxes and other
     items below                                            (3,288)        22,103        (13,025)        51,266
Income tax (benefit) expense                                (1,249)         8,402         (4,949)        19,483
Equity in net income of affiliates                            --             (750)          --           (1,488)
Minority interest in subsidiaries' net (loss) income          (653)           667           (774)         1,375
                                                         ---------      ---------      ---------      ---------
   Net (loss) income                                     $  (1,386)     $  13,784      $  (7,302)     $  31,896
                                                         =========      =========      =========      =========

(Loss) earnings per common share:
  Basic                                                  $   (0.02)     $    0.20      $   (0.10)     $    0.47
  Diluted                                                $   (0.02)     $    0.19      $   (0.10)     $    0.44

Weighted shares outstanding:
  Basic                                                     69,976         68,526         69,859         68,444
  Diluted                                                   69,976         72,554         69,859         72,696

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Six months ended
                                                                   --------------------------
                                                                    March 2,     February 24,
                                                                      2002          2001
                                                                   ---------     ------------
OPERATING ACTIVITIES
Net (loss) income                                                  $  (7,302)     $  31,896
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
   Depreciation and amortization                                      14,177         11,992
    Asset impairment                                                   2,300          3,400
    Provision for doubtful accounts                                     (318)           716
    Provision for deferred income taxes                                1,142         (2,694)
    Equity in net income of affiliates                                  --           (1,488)
    Loss on sale of property and equipment                               560            181
    Minority interest in subsidiaries' net (loss) income                (774)         1,375
    Changes in operating assets and liabilities:
        Trade accounts receivable                                      7,276         (8,077)
        Trade accounts receivable due from affiliates                  4,517         (3,520)
        Inventories                                                    8,192         (9,550)
        Accounts payable and accrued liabilities                     (18,825)         5,375
        Other current assets                                           1,250           (809)
        Refundable income taxes and accrued income taxes                 236         (1,705)
        Other                                                         (1,937)        (1,008)
                                                                   ---------      ---------
          Net cash provided by operating activities                   10,494         26,084
                                                                   ---------      ---------

INVESTING ACTIVITIES
Acquisition of property and equipment                                 (7,637)       (11,615)
Acquisition of businesses, net of cash acquired                       (6,663)          --
Purchases of intangible assets                                          (354)           (38)
Proceeds from sales of property and equipment                            292            119
Purchases of short-term investments                                  (49,878)       (16,053)
Maturities of short-term investments                                  46,749           --
Other                                                                    259          1,486
                                                                   ---------      ---------
          Net cash used in investing activities                      (17,232)       (26,101)
                                                                   ---------      ---------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt        (7,445)        (1,049)
Proceeds from issuance of debt                                         5,622          1,151
Issuance of common stock                                               1,271          1,424
Repurchase of common stock                                              --             (722)
                                                                   ---------      ---------
          Net cash (used in) provided by financing activities           (552)           804
                                                                   ---------      ---------
Effect of exchange rate changes on cash and cash equivalents            (498)          (240)
                                                                   ---------      ---------
(Decrease ) increase in cash and cash equivalents                     (7,788)           547
Cash and cash equivalents at beginning of period                      74,451        102,973
                                                                   ---------      ---------
Cash and cash equivalents at end of period                         $  66,663      $ 103,520
                                                                   =========      =========


See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 2, 2002 and August 25, 2001, the results of operations for the three months and six months ended March 2, 2002 and February 24, 2001 and cash flows for the six months ended March 2, 2002 and February 24, 2001. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 25, 2001. The results of operations for the three months and six months ended March 2, 2002 and February 24, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year ends on the last Saturday of August. In fiscal 2002, the Company's interim quarters end on November 24, 2001, March 2, 2002 and June 1, 2002. Fiscal 2002's second quarter ended March 2, 2002 included fourteen weeks with fiscal 2002 containing 53 weeks.


2.   Earnings per share
     ------------------

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

                                                 Three Months Ended              Six Months Ended
                                             --------------------------    --------------------------
                                              March 2,     February 24,     March 2,     February 24,
                                                2002           2001           2002           2001
                                             ----------    ------------    ----------    ------------
     Basic earnings per share-weighted
       common shares outstanding             69,976,000     68,526,000     69,859,000     68,444,000
     Weighted common shares assumed upon
       exercise of stock options                   --        4,028,000           --        4,252,000
                                             ----------     ----------     ----------     ----------
     Diluted earnings per share-weighted
       common shares and common shares
       equivalent outstanding                69,976,000     72,554,000     69,859,000     72,696,000
                                             ==========     ==========     ==========     ==========

     Since basic EPS for the three-month and six-month periods ended March 2, 2002 represents a loss per share of common stock, the effect of including the incremental shares of common stock from assumed exercise of options in EPS computation is anti-dilutive, and, accordingly, basic and diluted EPS are the same.

3.   Inventories
     -----------

     Inventories consist of the following:

                                                          March 2,   August 25,
                                                           2002         2001
                                                          --------   ----------
     Raw materials                                        $13,242     $15,167
     Work-in process                                        1,615       1,451
     Finished goods                                        23,563      29,971
     Supplies                                                 590         613
                                                          -------     -------
        Total inventories                                 $39,010     $47,202
                                                          =======     =======


4.   Comprehensive Income (Loss)
     ---------------------------

     For the three months and six months ended March 2, 2002 and February 24, 2001 net income, items of other comprehensive income (loss) and comprehensive income (loss) are as follows:

                                                      Three months ended             Six months ended
                                                    ------------------------    -------------------------
                                                    March 2,    February 24,    March 2,     February 24,
                                                      2002           2001         2002           2001
                                                    --------    ------------    --------     -----------
     Net (loss) income                              $ (1,386)     $ 13,784      $ (7,302)     $ 31,896
     Items of other comprehensive income (loss)
          Foreign currency translation loss           (1,085)         (291)       (1,461)         (892)
          Unrealized gain (loss) in marketable
          securities                                   2,320           (86)        1,789          (429)
                                                    --------      --------      --------      --------

     Comprehensive (loss) income                    $   (151)     $ 13,407      $ (6,974)     $ 30,575
                                                    ========      ========      ========      ========


5.   Recently Issued Accounting Pronouncements
     -----------------------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the provisions of SFAS No.142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

     The Company adopted SFAS No. 142 as of August 26, 2001. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company's fair value and compared it to the reporting unit's carrying amount. As of August 26, 2001, the Company's fair value exceeded its carrying amount, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test.

     In the second step, the Company would be required to compare the implied fair value of goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities to its carrying amount, both of which would be measured as of the date of adoption. The Company did not record any transitional impairment loss.

     Goodwill amortization expense was $0.2 million for the second quarter of fiscal 2001 and $0.4 million for the first six months of fiscal 2001. The Company estimates that goodwill amortization expense would have been approximately $0.6 million in the second quarter of fiscal 2002 and $1.2 million for the first six months of fiscal 2002. The following table presents a reconciliation of net (loss) income and (loss) earnings per share adjusted for the exclusion of goodwill, net of income taxes (in thousands, except per share figures):

                                                          Three months ended                          Six months ended
                                                 ---------------------------------------    ---------------------------------------
                                                  March 2,    February 24,  February 26,    March 2,     February 24,  February 26,
                                                   2002           2001          2000          2002           2001          2000
                                                 ---------    ------------  ------------    ---------    ------------  ------------
     Net income (loss):
     Reported net (loss) income                  $  (1,386)    $   13,784    $   10,330     $  (7,302)    $   31,896    $   22,384
     Add: Goodwill amortization, net
       of tax                                         --              162           162          --              354           345
                                                 ---------     ----------    ----------     ---------     ----------    ----------
        Adjusted net (loss) income               $  (1,386)    $   13,946    $   10,492     $  (7,302)    $   32,250    $   22,729
                                                 =========     ==========    ==========     =========     ==========    ==========

                                                          Three months ended                          Six months ended
                                                 ---------------------------------------    ---------------------------------------
                                                  March 2,    February 24,  February 26,    March 2,     February 24,  February 26,
                                                   2002           2001          2000          2002           2001          2000
                                                 ---------    ------------  ------------    ---------    ------------  ------------
     Basic (loss) earnings per share:
     Reported basic (loss) earnings per share    $   (0.02)    $     0.20    $    (0.60)    $   (0.10)    $     0.47    $    (1.15)
     Add: Goodwill amortization, net of tax           --             --            --            --             --            --
                                                 ---------     ----------    ----------     ---------     ----------    ----------
     Adjusted basic (loss) earnings per share    $   (0.02)    $     0.20    $    (0.60)    $   (0.10)    $     0.47    $    (1.15)
                                                 =========     ==========    ==========     =========     ==========    ==========

                                                          Three months ended                          Six months ended
                                                 ---------------------------------------    ---------------------------------------
                                                  March 2,    February 24,  February 26,    March 2,     February 24,  February 26,
                                                   2002           2001          2000          2002           2001          2000
                                                 ---------    ------------  ------------    ---------    ------------  ------------
     Diluted (loss) earnings per share:
     Reported diluted (loss) earnings per share  $   (0.02)    $     0.19    $    (0.60)    $   (0.10)    $     0.44    $    (1.15)
     Add: Goodwill amortization, net of tax           --             --            --            --             --            --
                                                 ---------     ----------    ----------     ---------     ----------    ----------
     Adjusted diluted (loss) earnings per share  $   (0.02)    $     0.19    $    (0.60)    $   (0.10)    $     0.44    $    (1.15)
                                                 =========     ==========    ==========     =========     ==========    ==========

     As of March 2, 2002, goodwill amounted to $21.9 million, which included $1.8 million added during the second quarter of fiscal 2002 associated with contingent consideration for an acquisition originally recorded in fiscal 2001. Other intangible assets, which include patents and other identifiable intangible assets, net of amortization, of $31.2 million as of March 2, 2002, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

                                                           As of March 2, 2002
                                                         -----------------------
                                                          Gross
                                                         carrying   Accumulated
     Amortized intangible assets:                         amount    amortization
     ----------------------------                        --------   ------------
     Patents                                              $14,647     $ 2,584
     Unpatented technology                                  9,844         710
     Employment and noncompete agreements                   6,211         419
     Other                                                  4,768         553
                                                          -------     -------
                                                          $35,470     $ 4,266
                                                          =======     =======

     Aggregate amortization expense for the first and second quarters of fiscal 2002 amounted to $1.0 million and $0.9 million, respectively. Estimated amortization expense for the fiscal years 2002 to 2006 is $3.8 million, $3.8 million, $3.7 million, $3.7 million and $3.6 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ----------------------------------------------------------------
         Results of Operations
         ---------------------

Critical  Accounting Policies

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, long-lived assets, warranty and sales return obligations, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that are most important in fully understanding and evaluating the Company's financial condition and results of operations are discussed below.

Allowance for Doubtful Accounts and Other Accounts Receivable-Related Valuation Accounts The Company maintains an allowance for doubtful accounts as well as reserves for sales returns and allowances, and warranty claims. Significant management judgments and estimates must be made and used in connection with establishing these valuation accounts. Material differences could result in the amount and timing of the Company's results of operations for any period if we made different judgments or utilized different estimates. In addition, actual results could be different from the Company's current estimates, possibly resulting in increased future charges to earnings.

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, customer concentrations, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At March 2, 2002, the Company's allowance for doubtful accounts was $1.3 million.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. At March 2, 2002, the Company's reserve for sales returns and allowances was $1.3 million.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company's warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of March 2, 2002, the Company's accrual for estimated future warranty costs was $1.3 million.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of standard manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, reserves are established for inventory quantities in excess of forecasted demand, generally twelve months or less. Inventory reserves were $6.5 million at March 2, 2002.

The Company's inventories comprise materials and products subject to technological obsolescence and which are sold in a highly competitive industry. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its molding equipment, are present. If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which we depreciate over the remaining estimated useful life of the asset.

The Company's other long-lived assets are principally comprised of identifiable intangible assets and related goodwill. The Company assesses the impairment of these assets at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

o significant underperformance relative to historical or projected future operating results;
o significant changes in the manner of use of the acquired assets or the Company's overall business strategy;
o    significant negative industry or economic trends; and
o significant decline in the Company's stock price for a sustained period changing the Company's market capitalization relative to its net book value.

Income Taxes In the preparation of the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet.

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that the Company would not be able to realize all or part of its deferred tax assets.

The Company carried no valuation allowance against its net deferred tax assets at March 2, 2002. In the event it was determined that the Company would not be able to realize all or part of the deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Three Months and Six Months Ended March 2, 2002 Compared to Three Months and Six Months Ended February 24, 2001

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                     Three Months Ended          Six Months Ended
                                                  ---------------------------------------------------
                                                  March 2,     February 24,   March 2,   February 24,
                                                    2002          2001          2002         2001
                                                  ---------------------------------------------------
Net sales                                           100.0         100.0         100.0        100.0
Cost of sales                                        66.6          49.3          66.7         49.1
                                                  ---------------------------------------------------
     Gross profit                                    33.4          50.7          33.3         50.9
Selling, general and administrative expenses         33.9          18.7          35.8         19.7
Nonrecurring charges                                  -             7.8           4.1          3.9
Engineering, research and development
   expenses                                           9.6           3.8           9.5          3.6
                                                  ---------------------------------------------------
     Operating (loss) profit                        (10.1)         20.5         (16.1)        23.7
Interest income, net                                 (0.7)         (1.3)         (0.8)        (1.4)
Other expense (income), net                          (2.9)          0.9          (1.8)         0.5
                                                  ---------------------------------------------------
     (Loss) income before income taxes and other
      items below                                    (6.5)         20.9         (13.5)        24.6
Income tax (benefit) expense                         (2.5)          7.9          (5.1)         9.4
Equity in net income of affiliated companies          -            (0.7)          -           (0.7)
Minority interest in subsidiaries' net (loss)
   income                                            (1.3)          0.6          (0.8)         0.7
                                                  ---------------------------------------------------
     Net (loss) income                               (2.7)         13.0          (7.6)        15.3
                                                  ===================================================

Effective tax rate                                   38.0%         38.0%         38.0%        38.0%

Net sales Net sales decreased 52.0% to $50.7 million in the second quarter of fiscal 2002, compared to $105.7 million in the second quarter of fiscal 2001. The sharp decline reflected the severe downturn in the semiconductor industry, which began in the second half of fiscal 2001. However, second quarter sales for fiscal 2002 improved 11% from the $45.9 million recorded in the first quarter of the fiscal year. Fiscal 2002's second quarter included fourteen weeks as fiscal 2002 contains 53 weeks. Ordinarily the extra week would account for about an 8% increase in sales. However due to the relative slowdown experienced by the industry, most of the Company's operations were essentially shut down for two weeks over the holiday season, essentially mitigating the effect of the additional week in the quarter.

Sales of unit driven products, associated with wafer starts and chemical consumption, began to show signs of improvement. For example, sales for containers, in which chemicals are moved from the chemical manufacturing facilities to the fabs, increased by over 50 percent over first quarter levels. Also during the second quarter, wafer shipping product sales increased by over 40 percent. There was also slight improvement in the sale of certain products driven by customer capital spending for the first time in the last four quarters.

Overall, second quarter sales of the Company's Microelectronics Group, which accounted for about 79% of total sales, were down 44% from the comparable period a year ago, but increased 6% from the first quarter. Fluid Handling sales in the second quarter were down 70% from a year ago, but improved by 26% from the first quarter, making up 21% of total sales during the second quarter.

From a geographical perspective, sales decreased from the first quarter to the second quarter fiscal 2002 only in Japan, reflecting difficult economic conditions in Japan. We saw the largest increases in sales in Europe and Asia Pacific. Overall, second quarter fiscal 2002 sales were 46% to North America, 20% to Asia Pacific, 19% to Europe and 15% to Japan.

Net sales for the first six months of fiscal 2002 were $96.6 million, down 53.7% from $208.4 million in the comparable year-ago period. Revenue declines were recorded in all geographic regions. Fluid handling product and microelectronics sales declined 45% and 73%, respectively, compared to first six months of fiscal 2001.

Based on current information from incoming order rates, management expects that sales for the third quarter of fiscal 2002 will improve - by about 10% - from the sales levels experienced in the second quarter.

Gross profit Gross profit in the second quarter of fiscal 2002 decreased 68.5% to $16.9 million, compared to $53.6 million reported in the second quarter of fiscal 2001. For the first six months of fiscal 2002, gross profit was $32.1 million, down 69.8% from $106.2 million recorded in the first six months of fiscal 2001. As a percentage of net sales, gross margins for the second quarter and first six months of the fiscal year were 33.4% and 33.3%, respectively, compared to 50.7% and 50.9%, respectively, in the comparable periods a year ago.

Gross margin and gross profit declines were reported by both domestic and international operations. The drops in fiscal 2002 figures were primarily caused by the lower sales levels noted above, which resulted in lower production levels. In addition, we recorded higher than normal inventory reserves associated with the Company's Japanese operations. Partly offsetting the declines was the reversal in the first quarter of fiscal 2002 of profit-sharing accruals of $0.4 million (of a Company total of $0.8 million, the remainder being included in selling, general and administrative, and engineering, research and development expenses) originally recorded in calendar 2001 while the Company generated net earnings. The first half of fiscal 2001 also included asset impairment charges of $3.4 million mainly for asset write-offs of molds that were determined to have no future use.

As discussed above, management expects sales levels to improve slightly in the third quarter. The corresponding increase in factory utilization is expected to result in improved gross profits with an expected gross margin of approximately 37%.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses decreased 13% to $17.2 million in the second quarter of fiscal 2002 from $19.7 in the second quarter of fiscal 2001. SG&A expenses for the second quarter were down nominally from the $17.4 million expended in the first quarter of fiscal 2002. On a year-to-year basis, SG&A expenses shrank 16% to $34.6 million compared to $41.0 million a year earlier. The declines are primarily due to significantly lower bonus and charitable contribution accruals, which are based on company profitability. On a year-to-date basis, SG&A costs, as a percent of net sales, increased to 35.8% from 19.7% a year ago.

Nonrecurring charges The Company recorded no nonrecurring charges in the second quarter of fiscal 2002. During the second quarter of fiscal 2001, the Company recorded a one-time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate Metron Technology N.V. (Metron). In the first quarter of 2002, the Company's results included a nonrecurring charge of $4.0 million in connection with the closures of the Company's Chanhassen, MN and one of its Chaska, MN plants. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses increased 20.2% to $4.8 million, or 9.6% of net sales, in the second quarter of fiscal 2002 as compared to $4.0 million, or 3.8% of net sales, for the same period in fiscal 2001. ER&D expenses increased 21.0% to $9.2 million, or 9.5% of net sales, in the first six months of fiscal 2002 as compared to $7.6 million, or 3.6% of net sales, a year-ago period, reflecting both higher ER&D expenditures and lower net sales as the Company continued to focus on supporting current product lines, developing new manufacturing technologies and developing next generation products.

Interest income, net Net interest income was $0.4 million in the second quarter of fiscal 2002 compared to $1.4 million in the year-ago period. Net interest income was $0.8 million in the first half of fiscal 2002 compared to $2.9 million for the same period in fiscal 2001. The change reflects the significantly lower rates of interest on marketable securities and a shift in the mix of the Company's investments towards tax-exempt securities.

Other (income) expense, net Other income was $1.5 million in the second quarter of fiscal 2002 as compared to other expense of $0.9 million a year ago. Other income was $1.7 million in the first half of fiscal 2002 compared to other expense of $1.0 million in the first half of fiscal 2001. Other income in the second quarter of fiscal 2002 consisted primarily of the foreign currency gains, with about $0.7 million associated with the realization of translation gains from our liquidated Korean entity.

Income tax (benefit) expense The Company recorded an income tax benefit of $1.2 million for the second quarter of fiscal 2002 compared to income tax expense of $8.4 million in the second quarter a year ago. For the first half of fiscal 2002, the Company booked an income tax benefit of $4.9 million compared to income tax expense of $19.5 million in the first six months of fiscal 2001. The variances reflected the differences in the Company's pre-tax operating results. The effective tax rate was 38% in the first half of both fiscal 2002 and fiscal 2001.

Equity in net income of affiliates No equity in the net income of affiliates was recorded in the second quarter of fiscal 2002 compared to $0.8 million in the second quarter a year earlier, with no equity in the net income of affiliates being recorded in the first half of fiscal 2002 compared to $1.5 million for the same period a year ago. This reflects the change in accounting for the Company's investment in Metron, which was recorded under the equity method of accounting through the second quarter of fiscal 2001 at which time the Company began accounting for its remaining investment as an available-for-sale security, as our percentage ownership was reduced signifcantly.

Minority interest For the six months ended March 2, 2002, the minority interest in subsidiaries' net loss was $1.4 million, reflecting the declining financial performance of the Company's former 51%-owned Japanese subsidiaries (now 100%-owned), particularly in the second quarter of fiscal 2002, due to lower sales and the inventory write-down noted above. This compares to minority interest in subsidiaries' net income of $0.8 million a year ago.

Net (loss) income The Company recorded a net loss of $1.4 million, or $0.02 per diluted share, in the second quarter of fiscal 2002, compared to net income of $13.8 million, or $0.19 per diluted share, in the year-ago period. For the first six months of fiscal 2002, Entegris recorded a net loss of $7.3 million, or $0.10 per diluted share, compared to net income of $31.9 million, or $0.44 per diluted share, in the comparable period a year earlier.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $10.5 million in the first half of fiscal 2002. Noncash charges, such as depreciation and amortization of $14.2 million, as well as decreases in inventory of $8.2 million and accounts receivable of $11.8 million were partly offset by the Company's net loss and a $18.8 reduction in accounts payable and accruals. Working capital at March 2, 2002 stood at $153.1 million, including $106.4 million in cash, cash equivalents and short-term investments.

Investing activities Cash flow used in investing activities totaled $17.2 million in the first half of fiscal 2002. Acquisition of property and equipment totaled $7.6 million, primarily related to a facility expansion in California, site of the Company's cleaning service business, as well as expenditures for manufacturing equipment and information systems. The Company expects capital expenditures for fiscal 2002 to total approximately $20 to $25 million. The company had purchases of short-term investments, net of maturities, of $3.1 million during the first half of fiscal 2002. Late in the second quarter of fiscal 2002, the Company purchased the 49% minority interests held in its Fluoroware Valqua Japan K.K. and Nippon Fluoroware K.K subsidiaries for $4.9 million. The excess of purchase price over net assets acquired was approximately $1.1 million.

Financing activities Cash used by financing activities totaled $0.6 million during the first half of fiscal 2002. The company made scheduled payments $7.4 million on borrowings, while proceeds from borrowings were $5.6 million. The Company received $1.3 million in connection with common shares issued under the Company's stock option and stock purchase plans.

As of March 2, 2002, our sources of available funds comprised $106.4 million in cash, cash equivalents, short-term investments plus various credit facilities. We have unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $20 million, with no borrowings outstanding at March 2, 2002. We also have lines of credit, equivalent to an aggregate of approximately $9 million with six international banks, which provide for borrowings of the European Euro, Malaysian ringgits and Japanese yen for our overseas subsidiaries. Borrowings outstanding on these lines of credit were $8.0 million at March 2, 2002.

At March 2, 2002, the Company's shareholders' equity stood at $306.6 million. Book value per share was $4.38, down from $4.48 per share at the end of fiscal 2001. The six months' net loss accounted for the decrease.

The Company believes that its cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding, and from time to time the Company may need to raise capital through additional equity or debt financing.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the provisions of SFAS No.142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

The Company adopted SFAS No. 142 as of August 26, 2001. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company's fair value and compared it to the reporting unit's carrying amount. As of August 26, 2001, the Company's fair value exceeded its carrying amount, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test.

In the second step, the Company would be required to compare the implied fair value of goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities to its carrying amount, both of which would be measured as of the date of adoption. The Company did not record any transitional impairment loss.

Goodwill amortization expense was $0.2 million for the second quarter of fiscal 2001 and $0.3 million fiscal year-to-date 2001. The Company estimates that goodwill amortization expense would have been approximately $0.6 million in the second quarter of fiscal 2002 and $1.2 million for fiscal year-to-date 2002.

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

Cautionary Statements This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 2001. Among these risks and uncertainties are general economic conditions, the cyclical nature of the semiconductor industry, the risks associated with the acceptance of new products and services and the successful integration of acquisitions. Other factors could also cause the Company's results to differ materially from those contained in its forward-looking statements.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Entegris's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company's current exposure to interest rate fluctuations is not significant. Most of its outstanding debt at March 2, 2002 carried fixed rates of interest. All of the Company's cash equivalents and short-term investments are debt instruments with remaining maturities of 12 months or less.

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

Our investment in Metron is accounted for as an "available-for-sale security" under the provisions of Statement of Financial Accounting Standards (SFAS) No.
115. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron at March 2, 2002, the fair value of our investment in Metron was approximately $14.3 million.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Entegris, Inc. Annual Meeting of Shareholders was held on January 22, 2002. There were 69,822,615 outstanding shares of common stock on the record date for the Annual Meeting. 64,062,053, or 91.7%, of the outstanding shares were represented in person or by proxy at the meeting. The three candidates for election as Class II directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2005 Annual Meeting of Shareholders. The results of the vote of shareholders are shown below.

                                                     Number of Shares
                                                 ------------------------
                                                                Withheld/
                                                  In Favor       Against
                                                 ----------     ---------
Election of Class II Directors:
   Mark A. Bongard                               63,012,183     1,049,870
   Delmer M. Jensen                              63,254,265      807,788
   Daniel R. Quernemoen                          63,305,066      756,987



ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:

     None

(b)  Reports on Form 8-K

CONFORMED COPY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENTEGRIS, INC.


Date:   April 16, 2002                 /s/ James E. Dauwalter
                                       James E. Dauwalter
                                       President and Chief Executive Officer


Date:  April 16, 2002                  /s/ John D. Villas
                                       John D. Villas
                                       Executive Vice President  and
                                          Chief Financial Officer