Form 10-Q
period 2002-06-01
ENTEGRIS INC
filed 2002-07-16
CIK 1101302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

                 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 1, 2002 Commission File Number 000-30789
                           ------------                        ---------

                                 ENTEGRIS, INC.
                                 --------------
               (Exact name of registrant as specified in charter)

                    Minnesota                             41-1941551
                 ---------------                          ---------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                              Outstanding at June 30, 2002
-----------------------------                ----------------------------
Common Stock, $0.01 Par Value                         71,000,825

                         ENTEGRIS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 1, 2002

          Description                                                         Page
          -----------                                                         ----

PART I    FINANCIAL INFORMATION
------
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 1, 2002
            and August 25, 2001                                                  3

          Consolidated Statements of Operations for the Three Months and
            Nine Months Ended June 1, 2002 and May 26, 2001                      4

          Consolidated Statements of Cash Flows for the
            Nine Months Ended June 1, 2002 and May 26, 2001                      5

          Notes to Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            16


PART II   OTHER INFORMATION
-------

Item 6.   Exhibits and Reports on Form 8-K                                      16

                                     PART I

Item 1.  Financial Statements

                         ENTEGRIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                 June 1,            August 25,
                                                                                  2002                 2001
                                                                             ----------------    ---------------
ASSETS
Current assets
 Cash and cash equivalents                                                      $ 70,438            $ 74,451
 Short-term investments                                                           37,084              36,628
 Trade accounts receivable, net of allowance for doubtful accounts                34,834              36,303
 Trade accounts receivable due from affiliates                                     4,789               7,171
 Inventories                                                                      39,212              47,202
 Deferred tax assets and refundable income taxes                                  14,145              10,424
 Other current assets                                                              5,401               7,858
                                                                             ---------------    ----------------
  Total current assets                                                           205,903             220,037
                                                                             ----------------    ---------------

Property, plant and equipment, net                                               103,898             109,131

Other assets
 Investments                                                                      15,308              12,295
 Intangible assets, net                                                           50,087              51,766
 Other                                                                             2,857               2,449
                                                                             ---------------    ----------------
      Total assets                                                              $378,053            $395,678
                                                                             ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt                                           $  1,990            $  2,238
 Short-term borrowings                                                             9,959               8,813
 Accounts payable                                                                 11,706              16,572
 Accrued liabilities                                                              20,113              33,630
                                                                             ----------------    ---------------
  Total current liabilities                                                       43,768              61,253
                                                                             ----------------    ---------------

Long-term debt, less current maturities                                           12,538              13,101
Deferred tax liabilities                                                           5,772               3,950
Minority interest in subsidiaries                                                     63               5,067
Commitments and contingencies                                                          -                   -

Shareholders' equity
 Common stock, $0.01  par value; 200,000,000 authorized; issued
  and outstanding shares: 70,980,525 and 69,729,821, respectively                    710                 697
 Additional paid-in capital                                                      125,983             121,449
 Retained earnings                                                               186,080             188,156
 Accumulated other comprehensive income                                            3,139               2,005
                                                                             ----------------    ---------------
  Total shareholders' equity                                                     315,912             312,307
                                                                             ----------------    ---------------
      Total liabilities and shareholders' equity                                $378,053            $395,678
                                                                             ================    ===============

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                       --------------------------------   --------------------------------
                                                            June 1,         May 26,          June 1,         May 26,
                                                             2002            2001             2002            2001
                                                       --------------- ----------------   ---------------- ---------------
Sales to non-affiliates                                  $  50,470        $ 55,920         $ 136,485         $195,037
Sales to affiliates                                          9,239          25,426            19,778           94,660
                                                       --------------- ----------------   ---------------- ---------------
Net sales                                                   59,709          81,346           156,263          289,697
Cost of sales                                               31,582          43,456            96,003          145,654
                                                       --------------- ----------------   ---------------- ---------------
  Gross profit                                              28,127          37,890            60,260          144,043
Selling, general and administrative expenses                18,987          18,761            53,538           59,723
Nonrecurring charges (reversals)                            (1,640)          4,934             2,361           13,144
Engineering, research and development expenses               4,540           4,697            13,701           12,265
                                                       --------------- ----------------   ---------------- ---------------
  Operating (loss) profit                                    6,240           9,498            (9,340)          58,911
Interest income, net                                          (239)         (1,038)           (1,055)          (3,905)
Other expense (income), net                                    268            (971)           (1,471)              43
                                                       --------------- ----------------   ---------------- ---------------
  Income (loss) before income taxes and other
    items below                                              6,211          11,507            (6,814)          62,773
Income tax expense (benefit)                                   998           2,801            (3,951)          22,284
Equity in net income of affiliates                               -               -                 -           (1,488)
Minority interest in subsidiaries' net (loss) income           (13)            278              (787)           1,653
                                                       --------------- ----------------   ---------------- ---------------
  Net income (loss)                                      $   5,226        $  8,428         $  (2,076)        $ 40,324
                                                       =============== ================   ================ ===============

Earnings (loss) per common share:
  Basic                                                  $    0.07        $   0.12         $   (0.03)        $   0.59
  Diluted                                                $    0.07        $   0.12         $   (0.03)        $   0.55

Weighted shares outstanding:
  Basic                                                     70,646          68,735            70,121           68,541
  Diluted                                                   75,590          72,788            70,121           72,726

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Nine months ended
                                                                        ----------------------------
                                                                           June 1,          May 26,
                                                                             2002             2001
                                                                        ----------------------------
OPERATING ACTIVITIES
Net income (loss)                                                          $ (2,076)       $ 40,324
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                             20,795          17,295
   Asset impairment                                                           1,960           3,526
   Provision for doubtful accounts                                               84             600
   Provision for deferred income taxes                                         (137)         (2,369)
   Equity in net income of affiliates                                             -          (1,488)
   Loss on sale of property and equipment                                       601           1,202
   Minority interest in subsidiaries' net (loss) income                        (787)          1,653
   Changes in operating assets and liabilities:
        Trade accounts receivable                                             1,383          (1,131)
        Trade accounts receivable due from affiliates                         2,383           3,236
        Inventories                                                           7,990          (6,552)
        Accounts payable and accrued liabilities                            (18,383)             70
        Other current assets                                                  2,457          (2,225)
        Refundable income taxes and accrued income taxes                       (745)         (2,227)
        Other                                                                  (651)           (618)
                                                                        ----------------------------
          Net cash provided by operating activities                          15,148          51,926
                                                                        ----------------------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                       (17,002)        (19,607)
Acquisition of businesses, net of cash acquired                              (6,883)              -
Purchases of intangible assets                                                 (514)        (10,494)
Proceeds from sales of property and equipment                                 1,427             583
Proceeds from sale of investment in affiliate                                  (456)          3,941
Purchases of short-term investments                                         (63,216)        (24,610)
Maturities of short-term investments                                         62,760               -
Other                                                                          (451)          1,437
                                                                        ----------------------------
          Net cash used in investing activities                             (23,789)        (48,750)
                                                                        ----------------------------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt               (4,719)         (2,545)
Proceeds from issuance of debt                                                5,055               -
Issuance of common stock                                                      4,546           2,545
Repurchase of common stock                                                        -            (722)
                                                                        ----------------------------
          Net cash (used in) provided by financing activities                 4,882            (722)
                                                                        ----------------------------
Effect of exchange rate changes on cash and cash equivalents                   (164)           (200)
                                                                        ----------------------------
(Decrease) increase in cash and cash equivalents                             (4,013)          2,254
Cash and cash equivalents at beginning of period                             74,451         102,973
                                                                        ----------------------------
Cash and cash equivalents at end of period                                 $ 70,438        $105,227
                                                                        ============================

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.      Summary of Accounting Presentation

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 1, 2002 and August 25, 2001, the results of operations for the three months and nine months ended June 1, 2002 and May 26, 2001 and cash flows for the nine months ended June 1, 2002 and May 26, 2001. Certain prior year amounts have been reclassified to conform to the current period presentation.

        The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 25, 2001. The results of operations for the three months and nine months ended June 1, 2002 and May 26, 2001 are not necessarily indicative of the results to be expected for the full year.

        The Company's fiscal year ends on the last Saturday of August. In fiscal 2002, the Company's interim quarters end on November 24, 2001, March 2, 2002 and June 1, 2002. Fiscal 2002's second quarter ended March 2, 2002 included fourteen weeks with fiscal 2002 containing 53 weeks.

2.      Earnings (loss) per share

        The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share.

                                                   Three Months Ended                 Nine Months Ended
                                              ------------------------------    ------------------------------
                                                 June 1,         May 26,          June 1,          May 26,
                                                   2002           2001             2002             2001
                                              ------------------------------    ------------------------------
        Basic earnings per share-weighted
          common shares outstanding               70,646,000     68,735,000       70,121,000     68,541,000
        Weighted common shares assumed upon
          exercise of stock options                4,944,000      4,053,000           -           4,185,000
                                              ------------------------------    ----------------------------
        Diluted earnings per share-weighted
          common shares and common shares
          equivalent outstanding                  75,590,000     72,788,000       70,121,000     72,726,000
                                              ==============================    ============================

        Since basic EPS for the nine-month period ended June 1, 2002 represents a loss per share of common stock, the effect of including the incremental shares of common stock from assumed exercise of options in EPS computation is anti-dilutive, and, accordingly, basic and diluted EPS are the same.

3.      Inventories

        Inventories consist of the following:

                                                                 June 1, 2002         August 25, 2001
                                                             -------------------   ---------------------
        Raw materials                                                 $14,430             $15,167
        Work-in process                                                 1,518               1,451
        Finished goods                                                 22,621              29,971
        Supplies                                                          643                 613
                                                             -------------------   ---------------------
           Total inventories                                          $39,212             $47,202
                                                             ===================   =====================

4.      Comprehensive Income (Loss)

For the three months and nine months ended June 1, 2002 and May 26, 2001, net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows:

                                                      Three months ended               Nine months ended
                                                 ----------------------------    -----------------------------
                                                     June 1,       May 26,           June 1,        May 26,
                                                      2002           2001             2002           2001
                                                 -------------- -------------    -------------- --------------
Net income (loss)                                   $ 5,226       $  8,428         $ (2,076)       $40,324
Items of other comprehensive income (loss)
     Foreign currency translation gain (loss)           833          1,408             (628)           516
     Unrealized (loss) gain in marketable
     securities                                         (27)         1,554            1,762          1,125
                                                 -------------- -------------    -------------- --------------

Comprehensive income (loss)                         $ 6,032       $ 11,390         $   (942)       $41,965
                                                 ============== =============    ============== ==============

5.      Recently Issued Accounting Pronouncements

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

The Company adopted SFAS No. 142 as of August 26, 2001. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company's fair value and compared it to the Company's net book value. As of August 26, 2001, the Company's fair value exceeded its carrying amount, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test.

In the second step, the Company would be required to compare the implied fair value of goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities to its carrying amount, both of which would be measured as of the date of adoption. The Company did not record any transitional impairment loss.

     Goodwill amortization expense was $0.4 million for the third quarter of fiscal 2001 and $0.8 million for the first nine months of fiscal 2001. The Company estimates that goodwill amortization expense would have been approximately $0.6 million in the third quarter of fiscal 2002 and $1.7 million for the first nine months of fiscal 2002. The following table presents a reconciliation of net (loss) income and (loss) earnings per share adjusted for the exclusion of goodwill, net of income taxes (in thousands, except per share figures):

                                              Three months ended                        Nine months ended
                                  ------------------------------------------ -----------------------------------------
                                     June 1,       May 26,       May 27,       June 1,        May 26,       May 27,
Net income (loss):                    2002          2001          2000          2002           2001          2001
                                  ------------------------------------------------------------------------------------
Reported net income (loss)            $5,226        $8,428        $12,014      $(2,076)       $40,324       $34,398
Add: Goodwill amortization, net
of tax                                     -           438            162             -           792           507
                                  ------------------------------------------------------------------------------------
   Adjusted net income (loss)         $5,226        $8,866        $12,176      $(2,076)       $41,116       $34,905
                                  ====================================================================================

                                                       Three months ended                     Nine months ended
                                            ------------------------------------------------------------------------------
                                               June 1,       May 26,      May 27,     June 1,       May 26,      May 27,
Basic earnings (loss) per share:                 2002          2001         2000       2002           2001        2000
                                            ------------------------------------------------------------------------------
Reported basic earnings (loss) per share        $0.07         $0.12        $0.79      $(0.03)        $0.59      $(0.38)
Add: Goodwill amortization, net of tax              -          0.01            -            -         0.01         0.01
                                            ------------------------------------------------------------------------------
Adjusted basic earnings (loss) per share        $0.07         $0.13        $0.79      $(0.03)        $0.60      $(0.37)
                                            ==============================================================================

                                                        Three months ended                   Nine months ended
                                              ---------------------------------------------------------------------------
                                                  June 1,      May 26,     May 27,     June 1,      May 26,    May 27,
Diluted earnings (loss) per share:                 2002         2001        2000        2002         2001       2000
                                              ---------------------------------------------------------------------------
Reported diluted earnings (loss) per share        $0.07        $0.12       $0.19      $(0.03)       $0.55      $(0.38)
Add: Goodwill amortization, net of tax                -            -           -           -         0.02        0.01
                                              ---------------------------------------------------------------------------
Adjusted diluted earnings (loss) per share        $0.07        $0.12       $0.19      $(0.03)       $0.57      $(0.37)
                                              ===========================================================================

     As of June 1, 2002, goodwill amounted to $21.0 million, which included a $0.8 million reduction associated with purchase price allocation adjustments and a $1.8 million addition in connection with contingent consideration recorded in the third quarter and second quarter, respectively, related to fiscal 2001 acquisitions. Other intangible assets, which include patents and other identifiable intangible assets, net of amortization, of $29.0 million as of June 1, 2002, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

                                                              As of June 1, 2002
                                                   ------------------------------------
                                                     Gross carrying        Accumulated
     Amortized intangible assets:                      amount              amortization
     --------------------------------------        ------------------------------------
     Patents                                               $14,797            $2,973
     Unpatented technology                                   9,844               957
     Employment and noncompete agreements                    4,611               599
     Other                                                   5,003               686
                                                   ------------------------------------
                                                           $34,255            $5,215
                                                   ====================================

     Aggregate amortization expense for the third quarter and first nine months of fiscal 2002 amounted to $0.9 million and $2.8 million, respectively. Estimated amortization expense for the fiscal years 2002 to 2006 is $3.8 million, $3.8 million, $3.8 million, $3.7 million and $3.6 million, respectively.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of its fundamental provisions. SFAS No. 144 becomes effective for the Company on September 1, 2002. The Company is evaluating SFAS No. 144 to determine the impact on its financial condition and results of operations.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, customer concentrations, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At June 1, 2002, the Company's allowance for doubtful accounts was $1.7 million, up from $1.3 million at March 2, 2002, reflecting the growth in receivables from the second quarter to the third quarter.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. At June 1, 2002, the Company's reserve for sales returns and allowances was $1.3 million, essentially unchanged from the prior quarter.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company's warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of June 1, 2002, the Company's accrual for estimated future warranty costs was $1.0 million, compared to $1.3 million at March 2, 2002.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of standard manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, reserves are established for inventory quantities in excess of forecasted demand, generally twelve months or less. Inventory reserves were $6.3 million at June 1, 2002, down slightly from $6.5 million at March 2, 2002.

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

The Company's other long-lived assets are principally comprised of identifiable intangible assets and related goodwill. The Company assesses the impairment of these assets at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

..    significant underperformance relative to historical or projected future operating results;
..    significant changes in the manner of use of the acquired assets or the
     Company's overall business strategy;
..    significant negative industry or economic trends; and
..    significant decline in the Company's stock price for a sustained period changing the Company's market capitalization relative to its net book value;

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

The Company carried no valuation allowance against its net deferred tax assets at June 1, 2002. In the event it was determined that the Company would not be able to realize all or part of the deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Three Months and Nine Months Ended June 1, 2002 Compared to Three Months and Nine Months Ended May 26, 2001

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                      Three Months Ended          Nine Months Ended
                                                  -------------------------------------------------------
                                                     June 1,       May 26,        June 1,     May 26,
                                                      2002          2001           2002        2001
                                                  -------------------------------------------------------
Net sales                                             100.0         100.0         100.0        100.0
Cost of sales                                          52.9          53.4          61.4         50.3
                                                  -------------------------------------------------------
   Gross profit                                        47.1          46.6          38.6         49.7
Selling, general and administrative expenses           31.8          23.1          34.3         20.6
Nonrecurring charges (reversals)                       (2.7)          6.1           1.5          4.5
Engineering, research and development
  expenses                                              7.6           5.8           8.8          4.2
                                                  -------------------------------------------------------
  Operating profit (loss)                              10.5          11.7          (6.0)        20.3
Interest income, net                                   (0.4)         (1.3)         (0.7)        (1.3)
Other expense (income), net                             0.4          (1.2)         (0.9)         -
                                                  -------------------------------------------------------
  Income (loss) before income taxes and other
    items below                                        10.4          14.1          (4.4)        21.7
Income tax expense (benefit)                            1.7           3.4          (2.5)         7.7
Equity in net income of affiliated companies              -             -             -         (0.5)
Minority interest in subsidiaries' net (loss)
  income                                                  -           0.3          (0.5)         0.6
                                                  -------------------------------------------------------
  Net income (loss)                                     8.8          10.4          (1.3)        13.9
                                                  =======================================================

Effective tax rate                                     16.1%         24.3%        (58.0)%       35.5%

Net sales Net sales decreased 27% to $59.7 million in the third quarter of fiscal 2002, compared to $81.3 million in the third quarter of fiscal 2001. The sharp decline reflected the severe downturn in the semiconductor industry, which began in the second half of fiscal 2001. However, third quarter sales for fiscal 2002 improved 18% from the $50.7 million recorded in the second quarter of the fiscal year, the Company's second consecutive quarter of sequential improvement.

Overall sales for the Microelectronics Group were down 20% from the comparable period a year ago, but increased by 10 percent from the second to the third quarter 2002, and accounted for about 73% of Entegris sales in the third quarter. Fluid Handling sales in the third quarter were down 41% from a year ago, but improved by 51% from the second, making up 27% of total sales during the third quarter.

The Company had continued improvement in unit driven product sales, which increase as more wafers are being produced and devices are manufactured. This category includes sales for chemical containers, wafer shippers and test, assembly and packaging products. The sequential improvement of unit driven sales from second to third quarter was not as strong as from the first to the second quarter of fiscal year 2002. However, the Company did record double-digit percentage sales increases for most of its unit driven products, which the Company estimates made up about 60 percent of its total sales during the third quarter.

Third quarter fiscal 2002 sales by geographic region were 50 percent to North America, 15 percent to Europe, 13 percent to Japan and 21 percent to Asia Pacific. Overall business conditions in Europe and Japan were not as strong as in Asia Pacific and North America. Fluid Handling sales increased by over 25% in all geographic regions, but were particularly strong in North America where many of the global semiconductor equipment companies are located, with a quarter-to-quarter improvement of 59%. The Microelectronics Group experienced the largest sequential sales improvement in Asia Pacific and North America.

Net sales for the first nine months of fiscal 2002 were $156.3 million, down 46% from $289.7 million in the comparable year-ago period. Revenue declines were recorded in all geographic regions. Overall, third quarter fiscal 2002 sales were 48% to North America, 20% to Asia Pacific, 16% to Europe and 16% to Japan. Fluid Handling and Microelectronics Group sales declined 38% and 64%, respectively, compared to first nine months of fiscal 2001.

Based on current information from incoming order rates, management expects that sales for the fourth quarter of fiscal 2002 will improve - to a range of $62 million to $66 million - from the sales levels experienced in the third quarter.

Gross profit Gross profit in the third quarter of fiscal 2002 decreased 26% to $28.1 million, compared to $37.9 million reported in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, gross profit was $60.3 million, down 58% from $144.0 million recorded in the first nine months of fiscal 2001. As a percentage of net sales, gross margins for the third quarter and first nine months of the fiscal 2002 were 47.1% and 38.6%, respectively, compared to 46.6% and 49.7%, respectively, in the comparable periods a year ago.

Gross margin and gross profit declines were reported by both domestic and international operations. The drops in fiscal 2002 figures were primarily caused by the lower sales levels noted above, which resulted in lower production levels. In addition, during the second quarter of fiscal 2002, the Company recorded higher than normal inventory reserves associated with the Company's Japanese operations.

The gross margin was 47.1% during the third quarter of fiscal 2002 compared to the second quarter's gross margin of 33.4 %. Most of the quarter-to-quarter improvement related to increased sales and higher production levels. In addition, a portion of the improvement is related to a favorable product mix. The Company also benefited from its actions in reducing costs and increasing manufacturing efficiencies associated with the closure of manufacturing plants, investing in automation, changing process flows and instituting manufacturing centers of excellence.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased 1% to $19.0 million in the third quarter of fiscal 2002 from $18.8 in the third quarter of fiscal 2001. On a year-to-year basis, SG&A expenses fell 10% to $53.5 million compared to $59.7 million a year earlier. The declines are primarily due to significantly lower bonus and charitable contribution accruals, which are based on company profitability. On a year-to-date basis, SG&A costs, as a percent of net sales, increased to 34.3% from 20.6% a year ago.

SG&A expenses for the third quarter were up 10% from the $17.2 million expended in the second quarter of fiscal 2002. As a percent of sales SG&A expenses were
31.8 percent down from 33.9% in the second quarter. The increase from prior quarter is primarily related to increased sales commissions, reinstatement of some incentive compensation as sales increased as the Company regained profitability and an increase to the allowance for doubtful accounts as accounts receivable levels rose. In absolute dollars, SG&A expenses will generally increase as sales improve and profit sharing and charitable donation programs kick in. Accordingly, SG&A expenses are expected to be up marginally in the fourth quarter of fiscal 2002.

Nonrecurring charges (reversals) The Company recorded no nonrecurring charges in the third quarter of fiscal 2002, but recorded a $1.6 million pre-tax benefit associated with the reversal of previous accruals related to the plant closures of some of our facilities within the last four quarters. Approximately $1.0 million of the reversal was associated with the favorable settlement of future lease commitments which the Company had previously accrued in full.

In the first quarter of 2002, the Company's results included a nonrecurring charge of $4.0 million in connection with the closures of the Company's Chanhassen, MN and one of its Chaska, MN plants. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment. During the third quarter of fiscal 2001, the company recorded a $4.9 million charge in connection with its decision to close its Castle Rock, Colorado and Munmak, Korea facilities. The charge included $1.8 million for future lease commitments on the Castle Rock facility, the lessor of which is a major shareholder of the Company. During the second quarter of fiscal 2001, the Company recorded a one-time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate Metron Technology N.V. (Metron). As of June 1, 2002, future cash outflows of approximately $0.4 million remained outstanding in connection with the aforementioned nonrecurring charges.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses decreased 3% to $4.5 million, or 7.6 % of net sales, in the third quarter of fiscal 2002 as compared to $4.7 million, or 5.8% of net sales, for the same period in fiscal 2001. ER&D expenses increased 12 % to $13.7 million, or 8.8% of net sales, in the first nine months of fiscal 2002 as compared to $12.3 million, or 4.2% of net sales, a year-ago period, reflecting both higher ER&D expenditures and lower net sales as the Company continued to focus on supporting current product lines, developing new manufacturing technologies and developing next generation products.

Interest income, net Net interest income was $0.2 million in the third quarter of fiscal 2002 compared to $1.0 million in the year-ago period. Net interest income was $1.1 million in the first nine months of fiscal 2002 compared to $3.9 million for the same period in fiscal 2001. The change reflects the significantly lower rates of interest on cash equivalents and short-term investments and a shift in the mix of the Company's investments towards tax-exempt securities.

Other expense (income), net Other expense was $0.3 million in the third quarter of fiscal 2002 as compared to other expense of $1.0 million a year ago. Other income was $1.5 million in the first nine months of fiscal 2002 consisted primarily of the foreign currency gains, with about $0.7 million associated with the realization of translation gains from our liquidated Korean entity, compared to other expense of $43 thousand in the first nine months of fiscal 2001.

Income tax expense (benefit) The Company recorded an income tax expense of $1.0 million for the third quarter of fiscal 2002 compared to income tax expense of $2.8 million in the third quarter a year ago. The effective tax rate of 16.1% for the third quarter and (58.0)% for the first nine months of fiscal year 2002 are attributable to a one-time benefit of $1.4 million related to the repatriation of earnings from certain non-US subsidiaries.

For the first nine months of fiscal 2002, the Company booked an income tax benefit of $4.0 million compared to income tax expense of $22.3 million in the first nine months of fiscal 2001. The variances primarily reflect the differences in the Company's pre-tax operating results. The effective tax rate was (58.0)% in the first nine months of fiscal 2002 compared to an effective tax rate of 35.5% for the first nine months of fiscal 2001.

Equity in net income of affiliates No equity in the net income of affiliates was recorded in the third quarter of either fiscal 2002 or fiscal 2001. The Company recorded no equity in the net income of affiliates being recorded in the first nine months of fiscal 2002 compared to $1.5 million for the same period a year ago. This reflects the change in accounting for the Company's investment in Metron, which was recorded under the equity method of accounting through the second quarter of fiscal 2001 at which time the Company began accounting for its remaining investment as an available-for-sale security, as our percentage ownership was reduced significantly.

Minority interest For the nine months ended June 1, 2002, the minority interest in subsidiaries' net loss was $0.8 million, reflecting the operating losses of the Company's former 51%-owned Japanese subsidiaries (now 100%-owned), particularly in the second quarter of fiscal 2002, resulting from the sales and the inventory write-down noted above. This compares to minority interest in subsidiaries' net income of $1.7 million a year ago.

Net income (loss) The Company recorded net income of $5.2 million, or $0.07 per diluted share, in the third quarter of fiscal 2002, compared to net income of $8.4 million, or $0.12 per diluted share, in the year-ago period. For the first nine months of fiscal 2002, Entegris recorded a net loss of $2.1 million, or $0.03 per diluted share, compared to net income of $40.3 million, or $0.55 per diluted share, in the comparable period a year earlier.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $15.1 million in the first nine months of fiscal 2002. Noncash charges, such as depreciation and amortization of $20.8 million, as well as decreases in inventory of $8.0 million and accounts receivable of $3.8 million were partly offset by the Company's net loss of $2.1 million and a $18.4 million reduction in accounts payable and accruals. Working capital at June 1, 2002 stood at $162.1 million, including $70.4 million in cash and cash equivalents, and short-term investments of $37.1 million.

Accounts receivable grew by $7.6 million during the third quarter in concert with increased sales. Inventories stayed flat with the prior quarter at approximately $39 million.

Investing activities Cash flow used in investing activities totaled $23.9 million in the first nine months of fiscal 2002. Acquisition of property and equipment totaled $17.0 million, primarily related to a facility expansion in California, primary site of the Company's cleaning service activity, and expenditures for manufacturing equipment and information systems. The Company expects capital expenditures for fiscal 2002 to total approximately $20 to $25 million. The company had purchases of short-term investments, net of maturities, of $0.5 million during the first nine months of fiscal 2002. Short-term investments stood at $37.1 million at June 1, 2002.

Late in the second quarter of fiscal 2002, the Company purchased the 49% minority interests held in its Fluoroware Valqua Japan K.K. and Nippon Fluoroware K.K subsidiaries for total consideration of $5.1 million. The excess of purchase price over net assets acquired was approximately $1.3 million.

Financing activities Cash used by financing activities totaled $4.9 million during the first nine months of fiscal 2002. The company made scheduled payments $4.7 million on borrowings, while proceeds from borrowings were $5.1 million. The Company received $4.5 million in connection with common shares issued under the Company's stock option and stock purchase plans.

As of June 1, 2002, our sources of available funds comprised $70.4 million of cash and cash equivalents, $37.1 million of short-term investments plus various credit facilities. We have unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $20 million, with no borrowings outstanding at June 1, 2002. We also have lines of credit, equivalent to an aggregate of approximately $10 million with nine international banks, which provide for borrowings of the European Euro, Malaysian ringgits and Japanese yen for our overseas subsidiaries. Borrowings outstanding on these lines of credit were $10.0 million at June 1, 2002.

At June 1, 2002, the Company's shareholders' equity stood at $315.9 million. Book value per share was $4.45, down from $4.48 per share at the end of fiscal 2001. The nine months' net loss accounted for the decrease.

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

Goodwill amortization expense was $0.4 million for the third quarter of fiscal 2001 and $0.8 million for the first nine months of fiscal 2001. The Company estimates that goodwill amortization expense would have been approximately $0.6 million in the third quarter of fiscal 2002 and $1.7 million for fiscal year-to-date 2002.

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

Cautionary Statements This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended August 25, 2001. Among these risks and uncertainties are general economic conditions, the cyclical nature of the semiconductor industry, the risks associated with the acceptance of new products and services, the successful integration of acquisitions and the ability to expand into new markets. Other factors could also cause the Company's results to differ materially from those contained in its forward-looking statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Entegris's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company's current exposure to interest rate fluctuations is not significant. Most of its outstanding debt at June 1, 2002 carried fixed rates of interest. All of the Company's cash equivalents and short-term investments are debt instruments with remaining maturities of 12 months or less.

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

Our investment in Metron is accounted for as an "available-for-sale security" under the provisions of Statement of Financial Accounting Standards (SFAS) No.
115. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron at June 1, 2002, the fair value of our investment in Metron was approximately $13.9 million.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ENTEGRIS, INC.


Date:   July 16, 2002          /s/ James E. Dauwalter
                               James E.Dauwalter
                               President and Chief Executive Officer

Date:  July 16, 2002           /s/ John D. Villas
                               John D. Villas
                               Executive Vice President  and
                                Chief Financial Officer