Form 10-K
period 2002-08-31
ENTEGRIS INC
filed 2002-11-27
CIK 1101302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended August 31, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from_______to________.


                        Commission File Number: 000-30789


                                 ENTEGRIS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Minnesota                                              41-1941551
        ---------                                              ----------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                              3500 Lyman Boulevard
                             Chaska, Minnesota 55318
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (952) 556-3131

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on October 31, 2002 as reported by the Nasdaq National Market, was approximately $305 million. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock, $0.01 Par Value, as of October 31, 2002 was 71,162,539.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual General Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended August 31, 2002, are incorporated by reference into Part III of this report. (The Audit Committee Report, the Compensation and Stock Option Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

     Certain Exhibits filed with the registrant's Registration Statement on Form S-1, No.333-33668 filed with the Commission on July 10, 2000, are incorporated by reference into Part IV of this report.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. In some cases, you can identify forward-looking statements by terminology such as "expects," "anticipates," "intends," "may," "should," "plans," "believes," "seeks," "estimates," "could," "would" or the negative of such terms or other comparable terminology. Such forward-looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties, both known and unknown, that could cause actual events or results to differ materially from these forward-looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in Item 1 of this report. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, it cannot guarantee future results, levels of activity, performance or achievements. The Company undertakes no duty to update any of the forward-looking statements after the date of this report.

                                     PART I

ITEM 1. BUSINESS

Overview

     We are a leading provider of materials integrity management solutions to the microelectronics industry, in particular, the semiconductor manufacturing and disk manufacturing markets. In addition, we are providing our materials integrity management solution to the fuel cell and life science markets. However, over 95% of our sales in fiscal 2002 were related to the microelectronics industry. Our materials integrity management solutions for the semiconductor industry assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafer manufacturing to packaging of completed integrated circuits. These solutions enable our customers to protect their investment in work-in-process and finished devices by facilitating the safe handling, purity and precision processing of the critical materials used in their manufacturing processes.

     With over 10,000 standard and customized products, we believe we provide the most comprehensive portfolio of materials integrity management products to the microelectronics industry. Our materials integrity management products, such as wafer shippers, wafer transport and process carriers, SMIF pods and work-in-process boxes, preserve the integrity of wafers as they are transported from wafer manufacturers to semiconductor manufacturers, processed into finished wafers and integrated circuits and subsequently tested, assembled and packaged. We also provide chemical delivery products, such as valves, fittings, tubing, pipe and containers, that assure the consistent and safe delivery and storage of sophisticated chemicals between chemical manufacturers and semiconductor manufacturers' point-of-use. To complement our product offerings, we offer customized services, such as sub-micron and product cleaning, maintenance and optimization services, product re-use solutions, certification, and repair and maintenance capability for our products and cleaning equipment.

     We sell our products worldwide to over 1,000 customers, who represent a broad base of leading suppliers to the microelectronics industry. Our customers in the semiconductor industry include wafer manufacturers, chemical suppliers, equipment manufacturers, device manufacturers and assemblers. Our semiconductor customers include Amkor/Anam, Applied Materials, Ashland Chemical, IBM, Infineon, Intel, Texas Instruments and TSMC. Our customers in data storage manufacturing include IBM, Komag and Seagate Technology.

     International sales represented approximately 48%, 50% and 53% of our sales in fiscal 2000, 2001 and 2002, respectively. We provide our customers with a worldwide network of sales and support personnel, which enable us to offer local service to our global customer base and assure the timely and cost-effective delivery of our products.

Industry Background

     Semiconductors, or integrated circuits, are the building blocks of today's electronics and the backbone of the information age. The market for semiconductors has grown significantly over the past decade. This trend is expected to continue due to rapid growth in Internet usage and the continuing demand for applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics. As integrated circuit performance has increased and the size and cost have decreased, the use of semiconductors in these applications has grown significantly. Despite the fact that, according to the Semiconductor Industry Association, or SIA, worldwide semiconductor revenues declined by 32% to $139 billion from calendar year 2000 to calendar year 2001 and are expected to rise nominally to $141 billion in calendar 2002, they are anticipated to grow at a compound annual growth rate of 13% over the next three years to $206 billion in 2005.

     The semiconductor materials industry is comprised of a wide variety of materials and consumables that are used throughout the semiconductor production process. The extensive and complex process of turning bare silicon wafers into finished integrated circuits is dependent upon a variety of materials used repeatedly throughout the manufacturing process, such as silicon, chemicals, gases and metals. The handling of these materials during the integrated circuit manufacturing process requires the use of a variety of products, such as wafer shippers, wafer transport and process carriers, fluid and gas handling components and integrated circuit trays. Semiconductor unit volume is the primary driver of the demand for these materials and products because they are used or consumed throughout the production process and many are replenished or replaced on a regular basis. While influenced by capacity expansion, the semiconductor materials and materials management industries are less cyclical than the semiconductor capital equipment sector.

Semiconductor Manufacturing Process

     Semiconductor manufacturing is highly complex and consists of two principal segments: front-end and back-end processes. The front-end process begins with the delivery of raw wafers from wafer manufacturers to semiconductor manufacturers. After the wafers are shipped to semiconductor manufacturers, they are processed into finished wafers. During the front-end process, raw wafers undergo a series of highly complex and sensitive manufacturing steps, during which a variety of materials, including chemicals and gases, are introduced. Once the front-end manufacturing process is completed, finished wafers are transferred to back-end manufacturers or assemblers. The back-end semiconductor manufacturing process consists of test, assembly and packaging of finished wafers into integrated circuits. Materials integrity management products, such as wafer shippers, wafer transport and process carriers, fluid and gas handling components and integrated circuit trays, facilitate the storage, transport, processing and protection of wafers through these front-end and back-end manufacturing steps. Semiconductor manufacturing has become more complex in recent years as new technologies have been introduced to enhance device performance and as larger wafer sizes have been introduced to increase production efficiencies. Increased processing complexity adds significantly to the cost of constructing and equipping a wafer manufacturing facility, or fab, which can now exceed $3 billion.

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

Materials Integrity Management Focus

     In an effort to realize continued productivity gains, semiconductor manufacturers have become increasingly focused on materials integrity management solutions that enable them to safely store, handle, process and transport materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. Wafer processing can involve as many as 500 steps and take up to six weeks. As a result, a batch of 25 fully processed wafers can have values ranging from approximately $1.5 million to over $5 million. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be handled carefully and precisely to minimize damage. In addition, materials handling products must meet exact specifications each and every time or valuable wafers can be damaged. For example, in the case of wafer carriers, precise wafer positioning, highly reliable and predictable cassette interface dimensions and advanced materials are crucial. The failure to prevent damage to wafers can severely impact integrated circuit performance, render an integrated circuit inoperable or disrupt manufacturing operations. Thus, semiconductor manufacturers are seeking to: minimize contamination (semiconductor processing is now so sensitive that ionic contamination in certain processing chemicals is measured in parts per trillion); protect semiconductor devices from electrostatic discharge and shock; avoid process interruptions; prevent damage or abrasion to wafers and materials during automated processing caused by contact with other materials or equipment; prevent damage due to abrasion or vibration of work-in-process and finished goods during transportation to and from customer and supplier facilities; and eliminate the dangers associated with handling toxic chemicals.

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

     The need for efficient and reliable materials integrity management is particularly important as new materials are introduced and as 300mm semiconductor wafer manufacturing becomes a more prevalent manufacturing technology. Processing 300mm wafers is more costly and more complex because of the larger size of these wafers. In addition, new materials and circuit shrinkage create new contamination and material compatibility risks, rendering 300mm wafers more vulnerable to damage or contamination. These trends will present new and increasingly difficult shipping, transport, process and storage challenges.

     The semiconductor materials and the materials integrity management industries are highly fragmented and are served by a variety of providers, consisting of divisions within large corporations and smaller companies that target niche markets or specific geographic regions. Semiconductor manufacturers require materials integrity management providers that demonstrate a deep knowledge of materials integrity management and semiconductor manufacturing, have a track record of reliability, offer a broad product line and have the ability to support and service customer needs worldwide.

Products and Capabilities

     We are a leading provider of materials integrity management solutions that assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafers to completed integrated circuits. Among other things, our comprehensive portfolio of products enable:

     o secure transport of materials, including chemicals and raw silicon wafers, from suppliers to the fab;
     o    storage, handling and transport of wafers throughout fab processing;
     o storage, mixing and distribution of chemicals throughout fab processing;
     o delivery of finished wafers to test, assembly and packaging facilities;
     o safe handling of integrated circuit packages and bare die at the test, assembly and packaging facilities; and
     o optimization of product performance and productivity improvement as a result of customized service offerings for product cleaning, recycling and logistics management.

     We also apply our materials integrity expertise within other markets, such as the data storage sector, in the microelectronics industry, as well as the life science and fuel cell markets. Our comprehensive product line, advanced manufacturing capabilities, extensive polymer expertise and worldwide infrastructure provide significant benefits to our customers.

Comprehensive Product Line

     With over 10,000 products, we believe that we offer the broadest product offering of materials integrity management solutions for the microelectronics manufacturing industry. In the semiconductor industry, we offer products to ship, process, test and store wafers before, during and after the integrated circuit manufacturing process. We also offer a complete product line to transport, process, store and ship chemicals used in the semiconductor manufacturing process. Through the acquisition of NT International and internal development programs, we now have advanced high purity fluid measurement capabilities, including pressure measurement, flow measurement and flow control. In the data storage market, we offer a broad range of products to transport and handle magnetic hard disk drives, read/write heads and optical and compact disks. To complement our product offerings, we provide our customers the ability to outsource their wafer, disk and device handling product cleaning, maintenance, re-use, certification, recycling and product optimization activities.

Advanced Manufacturing Capabilities

     We have a wide range of advanced polymer manufacturing capabilities that use a variety of mold designs to produce high precision products, often in cleanroom facilities. Our polymer capabilities include injection molding, rotational molding, blow molding, extrusion, machining, welding and flaring, sheet lining, over-molding, insert molding, prototyping and assembly. These capabilities, coupled with our strengths in advanced tool design and mold-making, high volume manufacturing, quality assurance and polymer reclaiming, enable us to be a leader in our markets.

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

Industry and Applications Knowledge

     Throughout our 36-year history, we have worked closely with semiconductor and hard disk drive manufacturers and materials suppliers to accumulate considerable insight into the increasingly complex manufacturing requirements of the semiconductor and data storage markets. This insight allows us to more effectively target our research and development toward products that satisfy our customers' manufacturing requirements. Our industry knowledge encompasses contamination control, electrostatic discharge protection, automation interface, and cleanroom manufacturing.

     This industry knowledge has enabled us to serve as a leader in developing industry standards. Our ability to characterize and test products allows us to understand the interaction of our products with wafers in our customers' manufacturing process in order to ensure superior performance while reducing the risk of damage.

Worldwide Infrastructure

     Our worldwide infrastructure positions us in every major region of the world where semiconductor manufacturing takes place. Our manufacturing operations and support offices in the United States, Europe and Asia enable us to offer local service, the timely and cost-effective delivery of our products and the capacity to meet standard and unique customer requirements. We offer customer service 24 hours a day, 7 days a week.

Strategy

     Our objective is to build upon our leadership in materials integrity management solutions for semiconductor device, equipment and materials suppliers, as well as apply our expertise to the growing materials integrity management needs of other markets. The key elements of our strategy to achieve this objective are:

Expand Technological Leadership

     Since our inception, we have been an innovator in materials integrity management solutions for the semiconductor industry. For example, our chemical delivery product line represents a number of industry firsts, including: the first perfluoroalkoxy, or PFA, fusion-bonded piping; the first valves with no metal parts in the fluid stream; the first nonmetallic capacitive sensors to successfully perform in harsh environments at high temperatures; the first pinch valve; the first PFA fluid handling product line for biopharmaceutical applications; and the first PFA non-wetted pressure and flow sensors designed specifically for high purity and corrosive applications.

     Additionally, we are a leading designer and manufacturer of 300mm materials integrity management solutions with products such as front opening unified pods (FOUPs), and reduced-pitch front opening shipping boxes, or FOSBs. Further, we developed a unique wafer shipper designed to protect and transport extremely delicate thinned wafers, which are used to achieve smaller packages, making smaller size electronic devices possible. We intend to continue to expand the scope of our technology leadership by: identifying and developing viable new polymers for materials integrity management applications, developing innovative product designs and advanced processes for molding difficult materials and aiding the industry in establishing standards for materials integrity management products.

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

     These acquisitions provided us with the necessary infrastructure for our Silicon Delivery Systems and Services (SDS2 ) and Disk Delivery Systems and Services (DDS2) programs, which offer outsourced programs for wafer, device and disk transportation and protection. Our WaferCareTM,, DeviceCareTM and DiskCareTM Services include product cleaning, certified re-use services for shipping products, on-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

Expand in International Markets

     We believe that further penetration of international markets, and specifically, the Japanese market is important to our growth. Four of the world's six largest wafer manufacturers are headquartered in Japan. We have maintained a manufacturing and sales presence in Japan since the 1970s through licensing arrangements, joint venture injection molding operations and a joint venture sales company, which has allowed us to develop strategic relationships and an understanding of the Japanese market. To increase our presence in Japan, we intend to expand our local manufacturing operations, introduce new products, expand our marketing initiatives and pursue strategic acquisitions.

     During fiscal 2001, we acquired Tokyo-based Nisso Engineering's fluid handling product line, which expands our portfolio of high quality materials integrity management solutions and supports our commitment to deliver innovative fluid handling solutions to original equipment manufacturers (OEM) in Japan and other locations. In addition, late in the second quarter of fiscal 2002, we purchased the 49% minority interests held in our Fluoroware Valqua Japan K.K. and Nippon Fluoroware K.K. subsidiaries for $5.2 million.

Pursue Selective Acquisitions

     Although we currently have no agreements or commitments to acquire any material business, we intend to pursue selective acquisitions to complement our growth. Our goal is to acquire businesses that will strengthen our position in our targeted markets, enhance our technology base, increase our manufacturing capability and our product offerings and expand our geographic presence. Expanding our business in key market segments could strengthen our presence with existing customers and provide access to new customers who seek a global service provider for their materials integrity management needs.

     For example, we acquired NT International in fiscal 2001. NT International designs and manufactures patented ultrahigh purity flow and pressure measurement sensors and controllers. These products, coupled with our broad fluid handling product line, enable us to provide customers a complete system solution to protect and transport valuable inventories of critical fluids. It also gives us the ability to offer reliable and highly accurate measurement and control solutions for ultrapure and caustic fluids used in semiconductor manufacturing.

     We also acquired Atcor Corporation and Critical Clean Solutions (CCS) in fiscal 2001. Atcor provides a variety of cleaning and drying technologies, and CCS provides sub-micron cleaning services and re-use products to the semiconductor, disk drive and high-technology industries. As a result of these acquisitions, we are now in a position to provide comprehensive wafer handling and disk care through our SDS2 and DDS2 systems.

Expand into New Industries

     We believe that our materials integrity management expertise can be applied outside the microelectronics industry to a variety of industries that use sophisticated manufacturing processes and have critical materials integrity management needs. For example, the life science market provides opportunities for our polymer-based fluid handling products and application knowledge. This includes the biopharmaceutical industry, where we are seeking to apply our expertise to live bacteria drug manufacturing, which is a metal-sensitive process enabled by our polymer expertise and products. We are also pursuing other growth opportunities in the chemical processing and medical device markets.

Increase Operational Efficiencies

     During the last twelve months we have emphasized increasing manufacturing efficiencies and reducing costs. We have created manufacturing "centers of excellence" around the world and consolidated our manufacturing operations. We estimate that we have reduced our fixed costs by about $10 million quarterly as a result of this effort. Operational efficiencies will continue to be a focus as we integrate acquisitions and continuously improve our processes.

Markets and Products

     With over 10,000 standard and customized products, we believe that we provide the most comprehensive portfolio of materials integrity management solutions to the microelectronics industry. Our product lines address both the semiconductor and the data storage manufacturing markets. During the front-end semiconductor manufacturing process, we provide materials integrity management products and services that preserve the integrity of wafers as they travel from wafer manufacturers to semiconductor manufacturers. As the wafers are subsequently processed, we provide wafer transport products that reliably interface with automated processing equipment. We also provide products that safely deliver processing chemicals from chemical manufacturers in our containers at the fab and then from the containers through our pipes, valves and fittings to process equipment within the fab.

     During the back-end semiconductor manufacturing process, we provide products that transport and handle completed integrated circuits during testing, assembly and packaging. Furthermore, we provide products that prevent degradation and damage to magnetic hard disk drives and read/write heads as they are processed and shipped. Through our unique, industry-leading SDS2 and DDS2 offerings, we provide our customers a complete, outsourced solution for wafer, disk and device transportation and protections, which includes programs for sub-micron product cleaning; certified product re-use, including cleaning, recovery and supply logistics; on-site product maintenance and optimization; and end-of-life recycling.

     In addition to our product offerings, we offer outsourcing services, which provide an opportunity to optimize the use of our products, increase productivity and reduce total costs. We offer five major services:

     o On-site service: our personnel provide sub-micron cleaning, maintenance and optimization services, as well as training on our products, at the customer's site;
     o Sub-micron cleaning: we provide product cleaning and analysis services at our regional service centers, which are located throughout the world;
     o Re-use services: we provide product-customized product re-use solutions for wafer and disk shipping products, including cleaning, certification, collection, logistics and JIT delivery;
     o Recycle services: we provide environmentally sound end-of-life disposition of our products;
     o Field services: we provide repair and maintenance capability for our products and cleaning equipment.

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

Wafer Handling Products We believe that we are a market leader in wafer handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet the full spectrum of industry standards and customers' wafer handling needs including FOUPs, wafer transport and process carriers, SMIF pods and work-in-process boxes. To meet our customers' varying wafer processing and transport needs, we offer wafer carriers in a variety of materials and in sizes ranging from 100mm through 300mm.

Cleaning Systems and Services. We believe we are the only company currently offering outsourcing programs for wafer and device transportation and protection for both wafer manufacturing and wafer handling products. Our WaferCareTM, and DeviceCareTM services include product cleaning, certified re-use services for shipping products, on-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

Chemical Delivery Products. Chemicals spend most of their time in contact with fluid storage and management distribution systems, so it is critical for fluid storage and handling components to resist these chemicals and avoid contributing contaminants to the fluid stream. We offer chemical delivery products that allow the consistent and safe delivery of sophisticated chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. The products we offer include products that measure and control the pressure and flow of these chemicals in the fab and in the equipment used to make semiconductors. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products and systems under the most stringent of process conditions has made us a recognized leader in high purity fluid transfer products and systems. Both semiconductor manufacturers and semiconductor OEMs use our chemical delivery products and systems. Our comprehensive product line provides our customers with a single source provider for their chemical storage and management needs throughout the manufacturing process. Our chemical delivery products include:

o Valves. We offer the Integra(R), Dymak(R) and Accuflo(TM) valves, each of which were first in their respective applications. Our Integra(R) valve was the first to feature no external metal parts, which can corrode and pose a safety hazard when managing aggressive chemicals. Our Dymak(R) valve is the first PFA pinch valve designed for chemical mechanical polishing, or CMP, slurries, bulk chemical distribution and other high flow applications. The all-PFA pinch element allows greater resistance to chemical corrosion and offers lower particle generation than competing valves. Our Accuflo(TM) metering valve is the first to be molded entirely from PFA, which provides enhanced control for a broad range of applications.

o Fittings. We provide fittings that have become the industry standard for high purity chemical resistance. We offer three styles of tube fittings: Flaretek(R), Quikgrip(R) and Galtek(R) fittings. Our Flaretek(R) fittings feature a flare design that combines leak-free performance with minimum dead volume. All of the wetted surfaces of our fittings products are Teflon(R) PFA, chosen for its purity and resistance to corrosion in the semiconductor processing environment. Our Quikgrip(R) fitting has a gripper design that features easy, user-friendly assembly. Additionally, our Galtek(R) fittings represent the industry's first all PFA fitting featuring an integral ferrule design for strength along with chemical resistance features.

o Tubing. We offer three grades of FluoroLine(R) PFA tubing, which address our customers' needs ranging from industrial to ultra high purity applications.

o Pipe. Our PUREBOND(R) fusable piping components provide leak-free piping systems by fusion bonding over rigid pipe and components. Our patented method for joining PFA components allows flexibility of design and assembly of fluid delivery systems. We offer many component configuration sizes ranging from 1/4 inch to 2 inch inner diameters, meeting a wide range of customer design requirements.

o Measurement and Control. We offer a wide variety of measurement and control products for high purity and corrosive applications. For electronic measurement and control, we provide a complete line of pressure and flow measurement and control products through our subsidiary, NT International. NT International also handles our patented line of all-plastic capacitance sensors for leak detection, valve position, chemical level and other measurements. We also offer a complete line of sight tube-style flowmeters and mechanical gauge pressure measurement products.

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

We recently introduced to the market our Stream(TM) product line, new tape and reel product, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for today's electronics.

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

-------------------------------------   ----------------------------------------
         Semiconductor Wafer                      Microelectronics and
            Manufacturing                       Semiconductor Materials
-------------------------------------   ----------------------------------------
MEMC                Sumco               Ashland Chemical            Mykrolis
Shi Etsu Handotai   Wacker Siltronic    BOC Edwards                 Pall
(SEH)                                   EKC Technology
-------------------------------------   --------------------------- ------------

--------------------------------------------------------------------------------
                 Semiconductor Device Manufacturing and Assembly
--------------------------------------------------------------------------------
Agere            Intel                  Micron Technology     STATS
AMD              IBM                    Motorola              STMicroelectronics
Amkor/Anam       Infineon               NEC                   Texas Instruments
Fujitsu          Lucent                 Philips               TSMC
Hitachi          LG International       Samsung               UMC
--------------------------------------------------------------------------------

---------------------------------------------  ---------------------------------
    Semiconductor Equipment Manufacturing          Data Storage Manufacturing
---------------------------------------------  ---------------------------------
Applied Materials   SCP Global                 Fujitsu        MMC Technology
FSI International   Technologies               Hoya           Seagate Technology
                                               IBM            Toyo Kohan
                                               Komag
---------------------------------------------  ---------------------------------

                 -------------------------------------------
                     Custom Products for Other Industries
                 --------------------- ---------------------
                 ADC Telecom             Guidant
                 Boston Scientific       Medtronic
                 Ericsson
                 -------------------------------------------

Sales and Marketing

     We market and sell our products on a worldwide basis through a network of direct sales personnel, commissioned sales representatives and stocking distributors. Our sales and marketing initiatives in Japan are coordinated through the sales office of our wholly-owned subsidiary, Fluoroware Valqua Japan. Metron, a global distributor of semiconductor products and services partially owned by Entegris, has broad distribution rights for the Company's Fluid Handling product line in Europe, and in portions of the United States and Asia. International sales accounted for 53% and 50% of our revenues in fiscal 2002 and fiscal 2001, respectively.

     We support our worldwide sales activities by stocking select products in regional warehouses, which facilitates rapid response to customers' needs. For example, Entegris Europe GmbH serves as one of several stocking locations for distribution throughout Europe. The worldwide offices of Metron also carry Fluid Handling product inventories to meet regional demand. Direct customer support comes from our regional service and customer support offices located in the United States, Europe and Asia. We work with each of our regional service and customer support offices to provide regional marketing support, including public relations, collateral development and publication, corporate positioning, advertising, trade show participation and communications. Our marketing groups based in the United States support our global marketing strategy, e-business and other initiatives.

Manufacturing

     Our customers rely on our products to assure their materials integrity by providing dimensional precision and stability, cleanliness and consistent performance. Our ability to meet our customers' expectations, combined with our substantial investments in worldwide manufacturing capacity, position us to respond to the increasing materials integrity management demands of the microelectronics industry and other industries that require similar levels of materials integrity.

     To meet our customer needs worldwide, we have established an extensive global manufacturing network with facilities in the United States, Germany, Japan and Malaysia. Because we work in an industry where contamination control is paramount, we maintain Class 100 to Class 10,000 cleanrooms for manufacturing and assembly. We believe that our worldwide manufacturing operations and our advanced manufacturing capabilities are important competitive advantages. Our advanced manufacturing capabilities include:

     o Injection Molding. Our manufacturing expertise is based on our long experience with injection molding. Using molds produced from computer-aided processes, our manufacturing technicians utilize specialized injection molding equipment and operate within specific protocols and procedures established to consistently produce precision products.

     o Extrusion. Extrusion is accomplished through the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the resulting melt through a die to produce tubing and pipe. We have established contamination free on-line laser marking and measurement techniques to properly identify products during the extrusion process and ensure consistency in overall dimension and wall thickness.

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

     o Rotational Molding. Rotational molding is accomplished by the placing of a solid polymer powder in a mold, placing the mold in an oven and rotating the mold on two axes so that the melting polymer coats the entire surface of the mold. This forms a part in the shape of the mold upon cooling. We use rotational molding in manufacturing containers up to 5,000 liters. Our rotational molding expertise has provided rapid market access for our current fluoropolymer sheet lining manufacturing business.

     o Sheet Lining. Sheet lining consists of welding thin sheets of polymer into a solid lining that conforms to the shape of a large vessel, such as a tanker truck. We sheet line stainless steel tanks up to 19,000 liters in size through a complex adhesive and welding process that provides customers with purity and strength for the high volume storage and transportation of corrosive chemicals.

     o Machining. Machining consists of the use of computer-controlled equipment to create shapes, such as valve bodies, out of solid polymer blocks or rods. Our computerized machining capabilities enable speed and repeatability in volume manufacturing of our machined products, particularly products utilized in chemical delivery applications.

     o Assembly. We have established protocols, flow charts, work instructions and quality assurance procedures to assure proper assembly of component parts. The extensive use of robotics throughout our facilities reduces labor costs, diminishes the possibility of contamination and assures process consistency.

     o Tool Making. We employ about 80 toolmakers at three separate locations in the United States. Our toolmakers produce the majority of the tools we use throughout the world.

     We have made significant investments in systems and equipment to create innovative products and tool designs. Our computer-aided design (CAD) equipment allows us to develop three-dimensional electronic models of desired customer products to guide design and tool-making activities. Our CAD equipment also aids in the rapid prototyping of products.

     We also use computer-automated engineering in the context of mold flow analysis. Beginning with a three-dimensional CAD model, mold flow analysis is used to visualize and simulate how our molds will fill. The mold flow analysis techniques cut the time needed to bring a new product to market because of the reduced need for sampling and development. Also, our CAD equipment can create a virtual part with specific geometries, which drives subsequent tool design, tool manufacturing, mold flow analysis and performance simulation.

     In conjunction with our three-dimensional product designs, we use finite element analysis software to simulate the application of a variety of forces or pressures to observe what will happen during product use. This analysis helps us anticipate forces that affect our products under various conditions. The program also assists our product designers by measuring anticipated stresses against known material strengths and establishing proper margins of safety.

Engineering, Research and Development

     We devote a significant portion of our financial and human resources to research and development programs. As of August 31, 2002, we employed approximately 165 people in our worldwide engineering, research and development department. Of these, more than 25 work in our materials and product testing research laboratories, where we conduct general materials research to enhance current products and strengthen our advanced materials knowledge. The other engineering, research and development personnel perform product design and development in response to general market needs as well as specific industry and customer requests. Increasingly, customers ask us to conduct research and development to find materials, products and systems that meet their specific materials handling needs.

     We utilize sophisticated methodologies to develop and characterize our materials and products. Our materials technology lab is equipped to analyze the physical, rheological, thermal, chemical and compositional nature of the polymers we use. Our materials lab includes standard and advanced polymer analysis equipment such as inductively coupled plasma mass spectrometry (ICP/MS), inductively coupled plasma atomic emission spectrometry (ICP/AES), Fourier transform infrared spectroscopy (FTIR) and automated thermal desorption gas chromatography/mass spectrometry (ATD-GC/MS). This advanced analysis equipment allows us to detect contaminants in materials that could harm the semiconductor manufacturing process to levels as low as parts per billion, and in many cases parts per trillion.

     Our capabilities to test and characterize our materials and products are focused on continuously reducing risk to our customers. The majority of our research is located at our Chaska, Minnesota facilities. We expect that technology and product research and development will continue to represent an important element in our ability to develop and characterize our materials and products.

Facilities

     We conduct manufacturing operations in facilities strategically positioned throughout the world. Our factory and warehouse facilities adequately meet our production capacity and work flow requirements. The table below presents certain information relating to these manufacturing and related warehouse facilities.

----------------------------------------------------------------------------------------------------------------------
  Manufacturing/ Operations
           Location               Square Footage       Type of Ownership                 Manufacturing Use
----------------------------------------------------------------------------------------------------------------------
  United States
----------------------------------------------------------------------------------------------------------------------
    Minnesota                        619,000          4 facilities owned,       Injection Molding, Extrusion, Blow
                                                      3 facilities leased       Molding, Rotational Molding, Tool
                                                                                Making, Micro-molding, Sheet
                                                                                Lining, Assembly, Operations,
                                                                                Warehouse
    Colorado                          82,000          1 facility owned          Injection Molding, Tool Making
    California                       114,000          1 facility owned,         Custom Manufacturing, Product
                                                      2 facilities leased       Cleaning Services, Equipment Assembly
    Texas                             20,000          1 facility leased         Polymer Reclaiming
    Oregon                            15,000          1 facility leased         Warehouse
  Malaysia                           105,000          1 facility owned          Injection Molding
  Singapore                           15,000          1 facility leased         Cleaning Services
  Germany                             44,000          1 facility owned          Injection Molding, Extrusion
  Japan                               48,000          2 facilities owned,       Injection Molding, Extrusion
                                                      1 facility leased
----------------------------------------------------------------------------------------------------------------------


Patents and Proprietary Rights

     We rely on patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our technology. Our goal is to obtain intellectual property protection to maintain our position as a leader in materials integrity management and to give us a competitive advantage in the industry.

     We actively pursue a program of patent applications to seek protection of technologically sensitive features of our materials integrity management products and processes. We conduct extensive research on the patentability of our innovations, the potential infringement on existing patents and the business value of retaining the information as proprietary knowledge. With this information, we determine whether to seek a patent, disclose the information through an industry white paper or maintain the information as a trade secret. As of August 31, 2002, our patent portfolio consisted of 125 current U.S. patents and over 140 patents worldwide. We regularly seek patent protection outside the United States by filing counterpart applications, principally in Europe, Taiwan and Japan. We also pursue trademark registration of our key trademarks in the principal countries where we do business.

     The patent position of any manufacturer, including us, is subject to uncertainties and may involve complex legal and factual issues. Litigation may be necessary in the future to enforce our patents and other intellectual property rights or to defend ourselves against claims of infringement or invalidity. The steps that we have taken in seeking patents and other intellectual property protections may prove inadequate to deter misappropriation of our technology and information. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

Competition

     We face substantial competition from a number of companies, some of which have greater financial, marketing, manufacturing and technical resources. We are not aware of any single competitor who offers a comparable breadth of materials integrity management products and services in the microelectronics industry. We compete on the basis of our technical expertise, product performance, advanced manufacturing capabilities, global locations, quality, reliability, established reputation, service and customer relationships. We believe that we compete favorably on the basis of these factors in each of our served markets.

     Our wafer management product line faces competition largely on a product-by-product basis. We have historically faced significant competition from companies such as Kakizaki, Dainichi and Asyst Technologies. These companies compete with us primarily in 200mm and 300mm applications. Our chemical delivery products also face worldwide competition from companies such as Saint-Gobain, Parker and Gemu. In assembly, packaging and testing of semiconductor and data storage applications, we compete with companies such as Advantek, GEL-Pak, ITW/Camtex, Peak International and 3M. Primary competition for our wafer shipping containers comes from Japanese companies such as SEP and Kakizaki. In the disk shipping and bare and packaged die tray markets, we face competition from regional suppliers.

Employees

     As of August 31, 2002, we had approximately 1,720 full-time employees throughout the world, including 1,095 in manufacturing, 165 in engineering, research and development, including custom product development, and 460 in selling, marketing and general and administrative activities, including customer service, finance and accounting, information technology, human resources and corporate management. Of our full-time employees, approximately 1,290 are located in the United States, about 125 are located in Europe and about 305 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationship with our employees to be good.

Legal Proceedings

     See Item 3.

Financial Information about Segments and Geographic Areas

     See Note 18 to the Consolidated Financial Statements contained under Items 8 and Item 15(a)(1).

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

     Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns, which occurred most recently in 1996, 1998 and 2001, which continues to the present, have harmed our sales, gross profits and operating results. Furthermore, even in periods of reduced demand, we must continue to maintain a satisfactory level of research and development expenditures and continue to invest in our infrastructure. We expect the semiconductor industry to continue to be cyclical. Any future downturns will reduce revenue and possibly increase pricing pressure, affecting both gross margin and net income.

Our revenue and operating results may fluctuate in future periods.

     Our sales and operating results can vary significantly from quarter to quarter. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, because we typically do not have significant backlog, changes in order patterns have a more immediate impact on our revenues. The 1998 downturn in the semiconductor industry resulted in declines in our net income from fiscal 1997 to fiscal 1998, with a further decline in fiscal 1999. More recently, order rates began to decline rapidly late in the second quarter of 2001. Consequently, we experienced significantly lower sales and earnings in the last half of 2001 and for fiscal 2002. We estimate that sales and earnings in the first quarter of fiscal 2003 will be less than the fourth quarter of fiscal 2002. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

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

International Risks

Continued terrorist attacks, war or other disturbances could lead to further economic instability and decreases in demand for our products and could have a material adverse effect on our operating results and financial condition.

     The terrorist attacks of September 11, 2001 caused political and global financial market instability. The long-term effects of the September 11 attacks on our business are unknown. These attacks and the U.S. actions in Afghanistan and the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the U.S. or elsewhere, which may further contribute to economic instability and could have a material adverse effect on our business, financial condition and results of operations.

We face risks from the uncertainty of prevailing economic conditions. Any decrease in customer demand for our products as a result of market downturns could have a material adverse effect on our business, financial condition and results of operations.

     During 2001 and 2002, the U.S. and other world markets experienced a significant downturn and many of the markets that we serve were affected. As a result of this downturn, customer demand decreased and our business and financial results were adversely affected. Lower demand also negatively affects our capacity utilization, which could reduce our operating margins. If this economic slowdown were to continue for an extended period or if conditions were to worsen, the negative impact on our business and financial results could be further exacerbated. It is difficult for us to predict if, when or what extent the markets we serve will recover.

We are dependent upon sales outside the United States, and the risks associated with international operations could affect our ability to maintain and increase revenues.

     International sales accounted for 48% of our revenues in both fiscal 1999 and fiscal 2000, and 50% of our revenues in fiscal 2001 and approximately 53% of our revenues in fiscal 2002. We anticipate that sales outside the United States will be an increasing percentage of our revenues as we pursue our international growth strategy. A significant portion of our revenues will therefore be subject to risks associated with sales in markets outside the

United States, including unexpected changes in legal and regulatory requirements and policy; changes affecting the markets for semiconductor technology; difficulties in managing sales representatives or distributors; difficulties in staffing and managing foreign operations; and difficulties in protecting our intellectual property outside the United States.

     The value of the U.S. dollar in relation to other currencies may also harm our sales to customers outside the United States. In fiscal 2002, approximately 17% of our sales revenue was not denominated in U.S. dollars, which exposes us to currency fluctuations. We intend to expand internationally, and to the extent that we do so or change our pricing practices to denominate prices in other currencies, we will be exposed to increased risks of currency fluctuations as well as the increased risks of doing business internationally.

     These risks could increase the cost of doing business internationally and could prohibit or hinder our ability to do business in certain countries.

Strained relationships between China and Taiwan may effect our ability to penetrate those markets.

     Taiwan accounts for a significant portion of the world's semiconductor manufacturing. Taiwan recently ended its ban on Taiwanese companies building fabs in China, and as a result China is also an emerging market for our products. We currently operate a sales office in Taiwan and intend to use Taiwan as a base to launch operations in China, including a sales office. Our ability to penetrate the emerging market in China will depend heavily on our ability to develop business relationships there. Further, there are currently strained relations between China and Taiwan. Any adverse development in those relations could significantly impact the worldwide production of semiconductors, which would lead to reduced sales of our products.

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

We are dependent on Metron Technology N.V. for a sizable portion of our sales, and a decline in sales by Metron could limit our ability to maintain and grow our revenues.

     For the period ended August 31, 2002, we derived 7% of our revenues from customers that purchase our products through Metron Technology N.V., which distributes our fluid handling products in parts of Europe, Asia and the United States. Any negative material event relating to Metron may impact our business. For example, Metron's sales could decline or Metron could choose to sell our competitors' products instead of our products.

     In January 2001, Entegris and Metron modified their existing distribution relationship. Under the new agreement, which began in March 2001, Metron will distribute Entegris' Fluid Handling products while we will assume a direct sales responsibility for our Microelectronics products. As part of the agreement our ownership of

Metron decreased and stood at approximately 12% at August 31, 2002. We now have less influence on Metron's business and decision making, and Metron may make decisions regarding the conduct of its business that could harm us and over which we have no control.

Relationships with joint venture partners affect our ability to do business internationally.

     We may enter into joint venture agreements intended to complement or expand our manufacturing and distribution operations. The success of our joint ventures depends in part on our ability to strengthen our relationships with our joint venture partners. If we do not develop and maintain good relationships with joint venture partners, we will be less able to successfully penetrate international markets.

Economic difficulties in countries in which we sell our products could lead to a decrease in demand for our products.

     The volatility of general economic conditions as well as fluctuations in currency exchange and interest rates can lead to decreased demand in countries in which we sell products. For example, in 1997 and 1998, many Asian countries experienced economic and financial difficulties. During this period, our sales to customers in Asia declined. To cite another instance, Japan has been in a prolonged recession, and our sales to customers in Japan have been relatively weak since the second quarter of fiscal 2002. Moreover, any economic, banking or currency difficulties experienced by countries in which we have sales may lead to economic recession in those countries. This in turn could result in a reduction in sales to customers in these countries.

Manufacturing Risks

Our dependence on single and limited source suppliers could affect our ability to manufacture our products.

     We rely on single and limited source suppliers for some plastic polymers that are critical to the manufacturing of our products. At times, we have experienced a limited supply of certain polymers as well as the need to substitute polymers, resulting in delays, increased costs and the risks associated with qualifying new polymers with our customers. An industry-wide increase in demand for these polymers could affect the ability of our suppliers to provide sufficient quantities to us. If we are unable to obtain an adequate quantity of such supplies, our manufacturing operations may be interrupted.

     In addition, suppliers may discontinue production of polymers specified in certain of our products, requiring us in some instances to certify an alternative with our customers. If we are unable to obtain an adequate quantity of such supplies for any of the above reasons, our manufacturing operations may be effected. Obtaining alternative sources would likely result in increased costs and shipping delays, which could decrease profitability and damage our relationships with current and potential customers.

     Prices for polymers can vary widely. We have a long-term contract with a key supplier of polymers that fixes our price for purchases of up to specified quantities. If our polymer requirements exceed the quantities specified in the contract, we could be exposed to higher material costs. If the cost of polymers increases and we are unable to correspondingly increase the sales price of our products, our profit margins would decline.

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

     Our success depends in part on our proprietary technology. We attempt to protect our intellectual property rights primarily through patents, trademarks and non-disclosure agreements. However, we might not be able to protect some of our technology, and competitors might be able to develop similar technology independently. In addition, the laws of certain foreign countries might not afford our intellectual property the same protection as do the laws of the United States. The costs of applying for patents in foreign countries and translating the applications into foreign languages require us to select carefully the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, we have concentrated our efforts on obtaining international patents in countries with competing manufacturers, as well as current and potential customers. Our inability or failure to obtain adequate patent protection in a particular country could harm our ability to compete effectively in that country. Our patents also might not be sufficiently broad to protect our technology, and any existing or future patents might be challenged, invalidated or circumvented. Additionally, our rights under our patents may not provide competitive advantages.

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

Operating Risks

Our move to direct sale of our microelectronic products worldwide involves new risks.

     In January 2001, we terminated Metron Technology as distributor for our microelectronic products worldwide, in favor of a direct sales force. We established a global infrastructure team, hired key personnel and commenced direct sales. Although we are no longer dependent on Metron Technology for worldwide sales of our microelectronic products, we are subject to the risks relating to direct sales, including, but not limited to, our ability to retain key personnel and establish customer relationships.

     At the time we terminated Metron as a distributor of our microelectronics products, we entered into a new agreement with Metron for the continued distribution of our fluid handling products.

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

     One of our strategies is to expand by acquiring other technologies, product lines or businesses, including businesses of significant size requiring substantial integration activity. However, we currently have no commitments or agreements with respect to any material acquisition. We might not be able to successfully identify, negotiate or finance any acquisitions, or integrate such acquisitions with our current business, which could diminish our ability to expand our business and remain competitive. Moreover, expansion could require significant management time and resources. Further, we cannot assure you that all acquisitions undertaken by us would produce a positive impact on our operating results.

Competition in the semiconductor materials integrity management industry could intensify as the industry further consolidates, which would limit our ability to maintain and increase our market share and raise prices.

     We face substantial competition from a number of companies, some of which have greater financial, marketing, manufacturing and technical resources. Because of an industry trend toward consolidation, larger providers of materials integrity management solutions and products could emerge, with potentially broader product lines. Larger competitors could spend more time and resources on research and development, which could give those competitors an advantage in meeting customer demand. We expect that existing and new competitors will improve the design of their existing products and will introduce new products with enhanced performance characteristics. The introduction of new products or more efficient production of existing products by our competitors could diminish our market share and increase pricing pressure on our products. Further, customers continue to demand lower prices, shorter delivery times and enhanced product capability. If we do not respond adequately to such pressures, we could lose customers or orders. If we are unable to compete successfully, we could experience pricing pressures, reduced gross margins and order cancellations.

Lack of market acceptance of our 300mm products could harm our operating results.

     The growing trend toward the use of 300mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made substantial investments to complete a full line of 300mm wafer manufacturing and handling product lines, but a protracted industry slow-down has delayed customer implementation of 300mm technology and otherwise allowed competitors to develop products and to pressure pricing of our products. Our customers may not adopt our 300mm wafer manufacturing and handling product lines. If we do not achieve significant penetration of the 300mm market, our growth rate may not remain at the levels it has maintained historically. In addition, if the trend toward 300mm wafer manufacturing does not evolve as we anticipate, sales of our products for these applications would be minimal and we might not recover our development costs.

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

     Once an original equipment manufacturer or a microelectronics manufacturer has selected particular materials integrity management products, that manufacturer typically must qualify those products before incorporating them into customized manufacturing procedures that assure precise and consistent processing steps. Qualification and incorporation of materials integrity management products by manufacturers can be time-consuming and expensive. After these procedures have been established, manufacturers are very reluctant to switch to another provider of materials integrity management products. Accordingly, it may be difficult to sell our products to a manufacturer that has already selected a competitor's products.

We may face liability claims that could harm our operating results.

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

We are currently, or in the future, may be exposed to various risks related to legal proceedings or claims.

     We currently are, and in the future, may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, our business, financial condition and results of operations could be materially and adversely affected.

     Specifically, in September 2002, the Company was named as a defendant along with three companies in an action filed for damages arising from a chemical spill at a customer's facility in January 2000. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

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

Certain of our long-lived assets have and others may become other than temporarily impaired, including our investment in Metron Technology N.V.

     Our investment in Metron Technology N.V. (Metron), has a carrying value on the balance sheet of approximately $7.6 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $2.84 per share on August 31, 2002, the fair value of our investment in Metron was approximately $4.4 million, or $3.2 million less than the carrying value on our balance sheet. While we determined at August 31, 2002 that our investment in Metron Technology was not other than temporarily impaired, it is possible that an impairment loss could be recorded in connection with our Metron investment depending on a variety of factors.

Because of the volatility of our stock price, the ability to trade Entegris common shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

     Our stock price has been volatile in the past and may continue to be so in the future. In the 2002 fiscal year, for example, our stock price ranged from $6.60 to $19.05 per share.

     The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and including the following: the failure to meet the published expectations of securities analysts for a given quarterly period; changes in financial estimates by securities analysts; press releases or announcements by, or changes in market values of, comparable companies; stock market price and volume fluctuations, which are particularly common among securities of high technology companies; stock market price and volume fluctuations attributable to inconsistent trading volume levels; additions or departures of key personnel; and involvement in or adverse results from litigation.

Changes to financial accounting standards may affect our reported results of operations.

     We prepare our financial statements to conform with accounting principles generally accepted in the United States of America ("GAAP"). The GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

     Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, accounting for goodwill and other intangible assets, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact its future operating results.

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

ITEM 2. PROPERTIES

     Our corporate headquarter is located in Chaska, Minnesota. The table below presents information relating to our manufacturing and warehousing facilities:

----------------------------------------------------------------------------------------------------------------------
   Facility               Square               Type of
   Location               Footage             Ownership                          Manufacturing Use
----------------------------------------------------------------------------------------------------------------------
United States
----------------------------------------------------------------------------------------------------------------------
   Minnesota             619,000         4 facilities owned,            Injection Molding, Extrusion, Blow
                                         3 facilities leased            Molding, Rotational Molding, Tool Making,
                                                                        Micro-molding, Sheet Lining, Assembly,
                                                                        Operations, Warehouse
----------------------------------------------------------------------------------------------------------------------
   Colorado              82,000          1 facility owned               Injection Molding, Tool Making
----------------------------------------------------------------------------------------------------------------------
   California            114,000         1 facility owned,              Custom Manufacturing, Product
                                         2 facilities leased            Cleaning Service, Equipment Assembly
----------------------------------------------------------------------------------------------------------------------
   Texas                 20,000          1 facility leased              Polymer Reclaiming
----------------------------------------------------------------------------------------------------------------------
   Oregon                15,000          1 facility leased              Warehouse
----------------------------------------------------------------------------------------------------------------------
Malaysia                 105,000         1 facility owned               Injection Molding
----------------------------------------------------------------------------------------------------------------------
Singapore                15,000          1 facility leased              Product Cleaning Service
----------------------------------------------------------------------------------------------------------------------
Germany                  44,000          1 facility owned               Injection Molding, Extrusion
----------------------------------------------------------------------------------------------------------------------
Japan                    48,000          2 facilities owned,            Injection Molding, Extrusion
                                         1 facility leased
----------------------------------------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

     In September 2002, the Company was named as a defendant along with three companies in an action filed for damages arising from a chemical spill at a customer's facility in January 2000. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

     In addition, from time to time, the Company is a party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, $0.01 par value, are traded on the NASDAQ National Market System (NMS) under the symbol "ENTG". The following table sets forth the highest and lowest sale prices at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated:

------------------------------------------------------------------------------
                           Fiscal 2001                   Fiscal 2002
------------------------------------------------------------------------------
                       High           Low            High          Low
------------------------------------------------------------------------------
First quarter         $11.38         $7.00          $12.60        $ 6.60
------------------------------------------------------------------------------
Second quarter        $ 9.63         $6.50          $12.86        $ 8.94
------------------------------------------------------------------------------
Third quarter         $13.40         $6.38          $19.05        $11.00
------------------------------------------------------------------------------
Fourth quarter        $15.60         $9.65          $15.12        $ 8.27
------------------------------------------------------------------------------

     There were approximately 238 shareholder accounts of record on October 31, 2002, and the number of beneficial shareholders was estimated to be 6,000.

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business, and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The table that follows presents selected financial data for each of the last six fiscal years from the Company's consolidated financial statements. You should read the following selected consolidated financial data in conjunction with the Company's Consolidated Financial Statements and the related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K Report.

(Amounts in thousands, except per share
data)                                            2002           2001           2000           1999          1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Results (1)
Net sales                                      $219,831       $342,444       $343,465      $241,952       $266,591       $277,290
Gross profit                                     88,706        162,670        160,442        92,230        109,734        119,238
Operating profit                                 (3,834)        54,499         72,108        15,325         24,711         38,868
Income before income taxes                       (1,395)        60,110         74,631        11,677         17,989         30,015
Net income                                        2,776         38,616         47,933         5,965         13,130         19,216
Earnings per share outstanding-diluted             0.04           0.53          (0.02)        (2.53)          0.21           0.31
Weighted shares outstanding-diluted              74,170         72,995         43,609        36,708         61,492         61,786
------------------------------------------------------------------------------------------------------------------------------------

Operating Ratios
Gross profit                                      40.4%          47.5%          46.7%         38.1%          41.2%          43.0%
Operating profit                                  (1.7)%         15.9%          21.0%          6.3%           9.3%          14.0%
Income before income taxes                        (0.6)%         17.6%          21.7%          4.8%           6.7%          10.8%
Net income                                         1.3%          11.3%          14.0%          2.5%           4.9%           6.9%
Effective tax rate                               241.8%          35.5%          35.8%         38.7%          25.4%          39.9%
------------------------------------------------------------------------------------------------------------------------------------

Cash Flow Statement Data
Depreciation and amortization                   $28,164        $24,260        $27,246       $28,810        $26,591        $23,395
Capital expenditures                             19,568         24,331         21,376        10,079         33,512         44,928
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
Current assets                                 $216,735       $220,037       $221,414      $110,279       $101,155       $122,761
Current liabilities                              39,621         61,253         62,544        58,372         56,567         69,006
Working capital                                 177,114        158,784        158,870        51,907         44,588         53,755
Current ratio                                      5.47           3.59           3.54          1.89           1.79           1.78
Total assets                                    390,260        405,815        353,368       246,978        257,475        213,643
Long-term debt                                   12,691         13,101         10,822        53,830         73,242         75,971
Shareholders' equity (deficit)                  322,114        312,307        266,844       (17,840)        73,304         35,421

     (1) Operating results in fiscal 2002 included a charge of $4.0 million ($2.5 million after taxes) in connection with the closure of a facility, the reversal of previous nonrecurring charges of $2.4 million ($1.5 million after taxes) and a one-time tax benefit of $1.4 million. Operating results in fiscal 2001 included two non-recurring charges: a one time charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group and $4.9 million charge in connection with its decision to close its Castle Rock, Colorado and Munmak, Korea facilities. Fiscal year 2000 results include an extraordinary loss of $1.8 million pre-tax ($1.1 million after taxes) in connection with repayment of $42 million of long-term debt and capital lease obligations. Fiscal year 2000 results exclude a gain of $5.5 million ($3.5 million after taxes) associated with the sale of an investment in an affiliate's common stock. Fiscal year 1999 results exclude a charge of $4.9 million ($3.1 million after taxes) associated with merger-related expenses.

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

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that protect and transport the critical materials used in key technology-driven industries. Entegris was incorporated in June 1999 to effect the business combination of Fluoroware, Inc., which began operating in 1966, and EMPAK, Inc., which began operating in 1980. The business combination was accounted for as a pooling of interests. Accordingly, the historical financial statements of Entegris include the historical accounts and results of operations of Fluoroware and EMPAK and their respective subsidiaries, as if the business combination had existed for all periods presented.

Entegris primarily derives its revenue from the sale of products to the semiconductor and data storage industries and generally recognizes sales upon the shipment of such goods to customers. Cost of sales includes polymers and purchased components, manufacturing personnel, supplies and fixed costs related to depreciation and operation of facilities and equipment. The Company's customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers and are served through various subsidiaries and sales and distribution relationships in the United States, Asia and Europe.

The Company's fiscal year is a 52- or 53-week period ending on the last Saturday of August. The last three fiscal years ended on the following dates: August 31, 2002, August 25, 2001 and August 26, 2000. Fiscal 2002 comprises 53 weeks, while fiscal years 2001 and 2000 included 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 31, 2002 is alternatively referred to as "fiscal 2002" or "2002".

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, long-lived assets, warranty and sales return obligations, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected significantly by estimates, assumptions and judgments used in the preparation of the Company's financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, customer concentrations, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At August 31, 2002 and August 25, 2001, the Company's allowance for doubtful accounts was $1.8 million and $1.6 million, respectively.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. At August 31, 2002 and August 25, 2001, the Company's reserve for sales returns and allowances was $1.2 million and $1.9 million, respectively.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company's warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At August 31, 2002 and August 25, 2001, the Company's accrual for estimated future warranty costs was $0.7 million and $1.0 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of standard manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, reserves are established for inventory quantities in excess of forecasted demand. At August 31, 2002 and August 25, 2001, inventory reserves were $5.8 million and $5.8 million, respectively.

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

The Company assesses the impairment of intangible assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

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

The Company's marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. At August 31, 2002, the Company's investment in Metron Technology N.V. had a carrying value of $7.6 million with a fair value of $4.2 million. If the decline in fair value is determined to be other-than-temporary, an impairment loss will be recorded and the investment written down to a new cost basis.

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

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that the Company would not be able to realize all or part of its deferred tax assets. At August 31, 2002, the Company carried a valuation allowance of $1.4 million against its net deferred tax assets with respect to certain foreign net operating loss carryforwards.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of net sales, for fiscal year 2002, 2001 and 2000. The Company's historical financial data were derived from its audited consolidated financial statements and related notes included elsewhere in this annual report.

                                                         Percent of Net Sales
-------------------------------------------------------------------------------
                                                        2002     2001    2000
-------------------------------------------------------------------------------
Net sales                                              100.0%   100.0%   100.0%
Cost of sales                                           59.6     52.5     53.3
-------------------------------------------------------------------------------
     Gross profit                                       40.4     47.5     46.7
Selling, general and administrative expenses            33.5     22.9     21.3
Engineering, research and development expenses           7.9      4.8      4.4
Nonrecurring charges                                     0.7      3.8      --
-------------------------------------------------------------------------------
     Operating (loss) profit                            (1.7)    15.9     21.0
Interest (income) expense, net                          (0.7)    (1.3)     0.7
Other income, net                                       (0.4)    (0.3)    (1.4)
-------------------------------------------------------------------------------
     (Loss) income before income taxes and other
        items below                                     (0.6)    17.6     21.7
Income tax expense (benefit)                            (1.5)     6.2      7.8
Equity in net income of affiliates                       --      (0.4)    (0.5)
Minority interest                                       (0.4)     0.5      0.1
-------------------------------------------------------------------------------
    Income before extraordinary item                     1.3     11.3     14.3
Extraordinary loss on extinguishment of debt, net
   of taxes                                              --       --      (0.3)
-------------------------------------------------------------------------------
    Net income                                           1.3     11.3     14.0
===============================================================================

Fiscal 2002 Compared to Fiscal 2001

Net sales. Net sales were $219.8 in fiscal 2002, down 36% from $342.4 million in fiscal 2001. The decline reflected the continuation of weakened business conditions in the semiconductor industry that began in the second half of fiscal 2001, as the semiconductor industry experienced unprecedented deterioration in market conditions, with rapidly falling rates of factory utilization and reduced capital spending. The sales decrease was attributable to softer demand for both fluid handling products, which generally depend on capital spending levels, and microelectronics products, which also depend on the manufacturing utilization of semiconductor industry. Although the Company reported sequentially higher quarterly sales as fiscal 2002 progressed, fourth quarter revenues were still significantly below the record levels experienced in the first half of 2001.

Fiscal 2002 sales for the Microelectronics Group were down 28% from fiscal 2001 and accounted for about 76% of Entegris sales. Fluid Handling sales in 2002 were down 52% from a year ago, making up 24% of total sales.

Revenue declines were recorded in all geographic regions, with approximately 40% year-to-year declines experienced for North America, Europe and Japan, while sales to the Asia Pacific region fell just 13%, which reflects a nominal decrease of Microelectronics Group product sales to that region. Overall, international sales accounted for approximately 53% of net sales in fiscal 2002, up from 50% in fiscal 2001. Fiscal 2002 sales were 47% to North America, 21% to Asia Pacific, 16% to Europe and 16% to Japan.

Based on current order rates, industry analyst expectations and other information, the Company expects that sales for the first quarter of fiscal 2003 will be approximately 20% lower than sales levels experienced in the fourth quarter of fiscal 2002. However, industry volatility and uncertain global market conditions make it difficult to forecast for future quarters.

Gross profit. Gross profit in fiscal 2002 decreased 45% to $88.7 million, compared to $162.7 million in fiscal 2001. The Company's gross margin for fiscal 2002 was 40.4% compared to 47.5% for fiscal 2001. Gross margin and gross profit declines were reported by both domestic and international operations. The drop in fiscal 2002 figures was primarily caused by the lower sales levels noted above, which resulted in lower factory utilization. Gross profit levels generally improved throughout the year as sales increased sequentially by quarter.

Partly offsetting the declines was the benefit of the Company's actions in reducing costs and increasing manufacturing efficiencies associated with the closure of manufacturing plants, investing in automation, changing process flows and instituting manufacturing Centers of Excellence. The Company also recorded lower asset impairment charges in 2002, incurring charges of $1.1 million and $3.5 million in 2002 and 2001, respectively, mainly for asset write-offs of molds.

As discussed above, the Company cannot provide guidance about fiscal 2003 sales levels. However, in general, gross profit and gross margin variances mainly track the utilization of the Company's production capacity associated with varying sales levels.

Selling, general and administrative expenses (SG&A). SG&A expenses decreased $4.9 million, or 6%, to $73.6 million in fiscal 2002 from $78.5 million in fiscal 2001. The decline is primarily due to significantly lower incentive compensation and charitable contribution accruals, which are based on the Company's results of operations, offset partly by increased expenditures for information systems and the continued building of the Company's global infrastructure which began in fiscal 2001. SG&A costs, as a percent of net sales, increased to 33.5% from 22.9% with the impact of lower SG&A expenses more than offset by the effect of lower net sales.

Nonrecurring charges (reversals). In the first quarter of 2002, the Company's results included a nonrecurring charge of $4.0 million in connection with the closures of the Company's Chanhassen, MN plant. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

The Company recorded pre-tax benefits of $1.6 million and $0.8 million in the third quarter and fourth quarters of 2002, respectively, associated with the reversal of previous accruals related to plant closures in 2002 and 2001. Approximately $1.0 million of the reversals was associated with the favorable settlement of future lease commitments on the Castle Rock facility, for which the Company had recorded accruals in 2001. Lower than expected impairment costs accounted for approximately $1.2 million of the reversals.

Operating results in fiscal 2001 included two nonrecurring charges. In fiscal 2001, the Company recorded a charge of $8.2 million related to the early termination of a distribution agreement and a $4.9 million charge in connection with the closing of its Castle Rock, Colorado and Munmak, Korea facilities. Both charges are described in greater detail below.

As of August 31, 2002, $0.2 million remained outstanding in connection with the aforementioned nonrecurring charges

Engineering, research and development expenses (ER&D). ER&D expenses increased 5% to $17.4 million, or 7.9% of net sales, in fiscal 2002 as compared to $16.5 million, or 4.8% of net sales, in fiscal 2001. In fiscal 2002, the Company's expenditures were focused on supporting current product lines, developing new manufacturing technologies and developing next generation products for new and existing markets.

Interest (income) expense, net. The Company reported net interest income of $1.5 million in fiscal 2002 compared to $4.5 million in fiscal 2001. The change reflects the significantly lower rates of interest earned on cash equivalents and short-term investments and a shift in the mix of such investments towards tax-exempt debt securities.

Other income, net. Other income was $1.0 million in fiscal 2002 compared to $1.1 million in fiscal 2001. Other income in fiscal 2002 consisted primarily of the foreign currency gains, with about $0.7 million associated with the realization of translation gains from the liquidation of the Company's Korean entity, while other income in fiscal 2001 included foreign currency translation gains offset by losses on sales of property and equipment.

Income tax expense (benefit). The Company recorded an income tax benefit of $3.4 million for fiscal 2002 compared to income tax expense of $21.3 million in fiscal 2001. The effective tax rate for fiscal 2002 was 241.8% compared to 35.5% in fiscal 2001. The variance primarily reflects the significant difference in the Company's pre-tax operating results. The income tax benefit in fiscal 2002 includes a one-time benefit of $1.4 million related to the repatriation of earnings from certain non-U.S. subsidiaries, while income tax expense in fiscal 2001 includes a $1.6 million tax benefit associated with the closure of the Company's Korean manufacturing operations, losses of which were previously non-deductible. The Company expects an effective tax rate of about 38% in fiscal 2003.

Equity in net income of affiliates. The Company recorded no equity in the net income of affiliates in fiscal 2002 compared to $1.5 million in fiscal 2001, all of which was recorded in the first half of that fiscal year. This reflects the change in accounting for the Company's investment in Metron Technology N.V. (Metron), which was recorded under the equity method of accounting through the second quarter of fiscal 2001 at which time the Company began accounting for its remaining investment as an available-for-sale equity security, as our percentage ownership in Metron was reduced from 20% to 12%.

Minority interest. For fiscal 2002, the minority interest in subsidiaries' net loss was $0.8 million, reflecting the operating losses of the Company's formerly 51%-owned Japanese subsidiaries in the first half of the year. The company purchased the 49% minority interests in these entities in February 2002. This compares to minority interest in subsidiaries' net income of $1.6 million for fiscal 2001.

Net income. Net income decreased to $2.8 million, or $0.04 per share diluted, in fiscal 2002, compared to net income of $38.6 million, or $0.53 per share diluted, in fiscal 2001. Excluding the effects of nonrecurring charges and reversals in fiscal 2002 and 2001, pro forma diluted earnings per share declined to $0.03 from $0.62 per share in 2001.

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

Gross profit. Gross profit in fiscal 2001 increased to $162.7 million, a small increase over the $160.4 million reported in fiscal 2000. The minor improvement in fiscal 2001 partly reflect the benefit of integrating various elements of the Company's manufacturing operations. Asset impairment charges of $3.5 million and $5.9 million were recorded in 2001and 2000, respectively, mainly for asset write-offs of molds.

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

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $5.2 million, or 7%, to $78.5 million in fiscal 2001 from $73.3 million in fiscal 2000. SG&A costs, as a percent of net sales, increased to 22.9% from 21.3%. The year-to-year increase is due to the cost of building the Company's global infrastructure including the addition of direct sales forces in Europe and Asia, as well as the SG&A expenses from acquired businesses. Fiscal 2001 also includes higher expenditures for information systems.

Nonrecurring charges. Operating results in fiscal 2001 include two nonrecurring charges. During the second quarter, the Company recorded a charge of $8.2 million related to the early termination of a distribution agreement for the Microelectronics Group with its affiliate, Metron Technology N.V. (Metron). Pursuant to the termination agreement, the Company assumed direct sales responsibility for the Microelectronics Group product sales in Europe and Asia, and transferred to Metron 1.125 million shares of Metron stock and agreed to make future cash payments totaling $1.75 million. Entegris also agreed to buy back certain microelectronics product inventory from Metron. The Company and Metron also executed a new distribution agreement for Entegris' Fluid Handling Group products, which now runs through August 31, 2005.

During the third quarter, the Company recorded a $4.9 million charge in connection with the closing of its Castle Rock, Colorado and Munmak, Korea facilities. The charge includes $1.7 million in termination costs related to a workforce reduction of 170 employees and $1.4 million for estimated losses for asset disposals. In addition, the charge includes $1.8 million for future lease commitments on the Castle Rock facility, the lessor of which is a major shareholder of the Company.

Engineering, research and development expenses (ER&D). ER&D expenses increased to $16.5 million in fiscal 2001, up 10% from $15.0 million in 2000. ER&D expense, as a percent of net sales, rose to 4.8% in 2001 from 4.4% in fiscal 2000. A major element of fiscal 2001 ER&D costs relates to the continued development of next generation 300mm products.

Interest (income) expense, net. The Company reported net interest income of $4.5 million in fiscal 2001 compared to net interest expense of $2.4 million in fiscal 2000. The variance relates to interest earnings on invested cash generated from operations and the receipt of net proceeds of $99.0 million from the Company's initial public offering in the fourth quarter of fiscal 2000, $42 million of which was used to retire long-term debt and capital lease obligations.

Other income, net. Other income was $1.1 million in fiscal 2001 compared to $4.9 million in fiscal 2000. The decrease was primarily due to the absence of the $5.5 million gain recognized in fiscal 2000 on the sale of approximately 612,000 shares of the Company's investment in Metron. Other income in fiscal 2001 included foreign currency translation gains offset by losses on sales of property and equipment.

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

Minority interest. For fiscal 2001, minority interest in subsidiaries' net income more than tripled to $1.6 million compared to fiscal 2000. This figure reflects the improved financial performance at Entegris' 51%-owned Japanese subsidiaries (wholly-owned as of February 2002).

Net income. Net income decreased to $38.6 million in fiscal 2001, compared to net income of $47.9 million in fiscal 2000. After the market value adjustment related to redeemable common stock, net income applicable to nonredeemable common shareholders was $38.6 million, or $0.53 per share diluted, in fiscal 2001, compared to a net loss of $0.7 million, or a loss of $0.02 per share diluted, in fiscal 2000. Excluding the effects of the market value adjustment related to redeemable common stock, nonrecurring charges in fiscal 2001 and the fiscal 2000 gain on the sale of an affiliate's common stock, pro forma earnings per share declined to $0.62 per share in 2001 from $0.68 in 2000.

Quarterly Results of Operations

The table below presents selected data from the Company's consolidated statements of operations for the eight quarters ended August 31, 2002. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments which management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

From mid-1999 through the second quarter of fiscal 2001, the Company reported steadily improving net sales, primarily resulting from improved market conditions in the semiconductor industry. As sales grew, gross profits and margins improved principally due to improved utilization of production capacity, and often a more favorable product sales mix. During the last two quarters of fiscal 2001 and through fiscal 2002, the Company's sales levels fell to well below those reported in the first half of 2001, reflecting the downturn in the global semiconductor industry, including significant cutbacks in industry capital spending. Quarterly sales levels improved sequentially through fiscal 2002, but were still nearly 40% lower than sales experienced in the first half of 2001. Consequently, the Company experienced lower utilization in its manufacturing operations, leading to generally lower gross profits and earnings in 2002.

Net income in the second quarter of fiscal 2001 includes a pretax charge of $8.2 million related to the termination of a distribution agreement. Net income in the third quarter of 2001 includes a $4.9 million pretax charge in connection with the closure of two facilities.

In the first quarter of fiscal 2002, the Company's results include a pretax charge of $4.0 million in connection with the closure of an additional plant. In the third and fourth quarters of 2002, the Company recorded pre-tax benefits of $1.6 million and $0.8 million, respectively, associated with the reversal of aforementioned pretax charges related to plant closures. Also in the third quarter of 2002, the Company recognized a one-time tax benefit of $1.4 million.

STATEMENTS OF OPERATIONS DATA

-------------------------------------------------------------------------------------------------------------------
                                                Fiscal 2001                             Fiscal 2002
-------------------------------------------------------------------------------------------------------------------
                                       Q1        Q2        Q3       Q4        Q1        Q2        Q3        Q4
-------------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales ......................... $102,639  $105,712  $81,346   $52,747   $45,852   $50,702   $59,709    $63,568
Gross profit ......................   52,552    53,601   37,890    18,627    15,195    16,938    28,127     28,446
Selling, general and
administrative expenses ...........   21,235    19,727   18,761    18,787    17,630    17,566    19,299     19,074
Engineering, research and
development expenses ...............   3,533     4,035    4,697     4,252     4,041     4,475     4,228      4,664
Operating profit (loss) ............  27,784    21,629    9,498    (4,412)  (10,477)   (5,103)    6,240      5,506
Net income (loss) before
extraordinary item ................. $18,112   $13,784  $ 8,428   $(1,708)  $(5,916)  $(1,386)  $ 5,226    $ 4,852
-------------------------------------------------------------------------------------------------------------------

                                         Q1        Q2        Q3       Q4        Q1        Q2        Q3        Q4
-------------------------------------------------------------------------------------------------------------------
(Percent of net sales)
Net sales ...........................  100.0%    100.0%   100.0%    100.0%    100.0%    100.0%    100.0%     100.0%
Gross profit ........................   51.2      50.7     46.6      35.3      33.1      33.4      47.1       44.7
Selling, general and
administrative expenses .............   20.7      18.7     23.1      35.6      38.4      34.6      32.3       30.0
Engineering, research and
development expenses ................    3.4       3.8      5.8       8.1       8.8       8.8       7.1        7.3
Operating profit (loss) .............   27.1      20.5     11.7      (8.4)    (22.8)    (10.1)     10.5        8.7
Net income (loss) ...................   17.6      13.0     10.4      (3.2)    (12.9)     (2.7)      8.8        7.6
-------------------------------------------------------------------------------------------------------------------

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

Operating activities. Cash flow provided by operating activities totaled $32.9 million, $80.0 million and $64.1 million in fiscal 2002, 2001 and 2000, respectively. The decline in fiscal 2002 compared to the two previous years mainly reflects net earnings in 2002. In 2002, noncash charges, such as depreciation and amortization of $28.2 million, as well as decreases in inventory of $8.4 million, accounts receivable of $3.8 million and refundable income taxes of $7.2 million, partly offset by a $21.7 million reduction in accounts payable and accruals, accounted for the cash flow provided by operations. Working capital stood at $177.1 million at August 31, 2002, including $74.8 million in cash and cash equivalents, and short-term investments of $44.6 million.

Investing activities. Cash flow used in investing activities totaled $38.3 million, $110.1 million and $15.8 million in 2002, 2001 and 2000, respectively. Acquisition of property and equipment totaled $19.6 million, $24.2 million and $21.4 million in 2002, 2001 and 2000, respectively. Significant capital expenditures in 2002 included the expansion of the Company's Gilroy, California facility, site of its cleaning service business and expenditures for manufacturing equipment and information systems.

The Company expects capital expenditures of approximately $25 million during fiscal 2003, consisting mainly of spending on manufacturing equipment, tooling and information systems.

Acquisition of businesses totaled $8.9 million and $43.0 million in 2002 and 2001, respectively. The Company completed two transactions in 2002. In August 2002, the Company acquired assets related to products serving the semiconductor tape and reel market for $2.0 million. Identifiable intangible assets, consisting principally of proprietary knowledge, of approximately $1.8 million were recorded in connection with the transaction. In February 2002, the Company purchased the 49% minority interests held in its Fluoroware Valqua Japan K.K. and Nippon Fluoroware K.K subsidiaries for total consideration of $5.2 million. Identifiable intangible assets of approximately $1.3 million were recorded in connection with the transaction.

The Company made purchases, net of maturities, of $8.0 million and $36.6 million of debt securities classified as short-term investments in 2002 and 2001, respectively. Short-term investments stood at $44.6 million at August 31, 2002.

Financing activities. Cash provided by financing activities totaled $5.6 million, $2.0 million and $38.3 million in fiscal 2002, 2001 and 2000, respectively.

The Company recorded proceeds of $5.5 million and $4.7 million in 2002 and 2001, respectively, in connection with common shares issued under the Company's stock option and stock purchase plans.

The Company made payments on short-term borrowings and long-term debt totaled $13.7 million in fiscal 2002, while proceeds from borrowings were $13.8 million.

On July 11,2000, Entegris completed a registered underwritten initial public offering (IPO), receiving net proceeds of $99.0 million after underwriting and issuance costs. A portion of the IPO proceeds was used to eliminate domestic short-term borrowings and retire $42 million in long-term debt and capital lease obligations.

The Company repurchased common shares for $0.7 million and $10.4 million in 2001 and 2000, respectively. These shares were acquired in connection with the redemption of common stock from the Company's Employee Stock Ownership Plan and, in 2001, the repurchase of 55,000 common shares as part of a 500,000 share repurchase authorization made by the Company's board of directors in the first quarter of fiscal 2001.

As of August 31, 2002, the Company's sources of available funds comprised $74.8 million in cash and cash equivalents, $44.6 million in short-term investments and various credit facilities. Entegris has unsecured revolving credit commitments with two commercial banks with aggregate borrowing capacity of $20 million, with no borrowings outstanding at August 31, 2002 and lines of credit with seven international banks that provide for borrowings of currencies for our overseas subsidiaries, equivalent to an aggregate $13.4 million. Borrowings outstanding on these lines of credit were $8.9 million at August 31, 2002. The company also owed $0.5 million in other short-term bank borrowings not subject to formal credit agreements at August 31, 2002.

At August 31, 2002, the Company's shareholders' equity stood at $322.1 million. Book value per share was $4.53, up from $4.48 per share at the end of fiscal 2001. The impact of net earnings and proceeds from the issuance of shares issued under the Company's stock option and stock purchase plans was offset partly by a $4.2 million change in accumulated comprehensive income
(loss) and the effect of additional common shares outstanding.

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

Recently Issued Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for the Company at the beginning of its fiscal year ended August 30, 2003. Adoption is not expected to have an impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance and is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires the recognition of the liability for costs associated with exit or disposal activities as incurred, whereas previous accounting guidance required that a liability be recorded when the Company committed to an exit plan.

Quantitative and Qualitative Disclosure About Market Risks

Entegris's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company's current exposure to interest rate fluctuations is not significant. Most of its outstanding debt at August 31, 2002 carried fixed rates of interest. The Company's cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 10% change in interest rates would potentially increase or decrease net income by approximately $0.8 million.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At August 31, 2002 the company was party to forward contracts with notional value of $1.7 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $1 million.

The Company's investment in Metron common stock is accounted for as an available-for-sale security. The company is exposed to fluctuations in the price of Metron stock. A 25% adverse change in Metron's per share price would result in an approximate $1.1 million decrease in the fair value of the Company's investment as of August 31, 2002.

Impact of Inflation

The Company's financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company's primary costs. The cost of polymers, its primary raw material, was essentially unchanged from one year ago. Entegris expects the cost of resins to remain stable in the foreseeable future. Labor costs, including taxes and fringe benefits, rose modestly in fiscal 2002. Moderate increases also can be reasonably anticipated for fiscal 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found under the subcaption "Quantitative and Qualitative Disclosure About Market Risks" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ENTEGRIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         August 31,          August 25,
                                                                                           2002                 2001
                                                                                         ----------          ----------
ASSETS
Current assets:
     Cash and cash equivalents ......................................................... $ 74,830              $ 74,451
     Short-term investments ............................................................   44,624                36,628
     Trade accounts receivable, net of allowance for doubtful accounts of
       $1,798 and $1,608, respectively .................................................   35,371                36,303
     Trade accounts receivable due from affiliates .....................................    4,219                 7,171
     Inventories .......................................................................   38,859                47,202
     Deferred tax assets and refundable income taxes ...................................   16,039                10,424
     Other current assets ..............................................................    2,793                 7,858
---------------------------------------------------------------------------------------------------------------------------
         Total current assets ..........................................................  216,735               220,037
---------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net .....................................................  102,104               109,131

Other assets:
     Investments .......................................................................    7,883                12,295
     Intangible assets, less accumulated amortization of $9,423 and $5,968,
       respectively ....................................................................   61,604                61,903
     Other .............................................................................    1,934                 2,449
---------------------------------------------------------------------------------------------------------------------------
         Total assets .................................................................. $390,260              $405,815
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt .............................................. $  2,144              $  2,238
     Short-term borrowings .............................................................    9,421                 8,813
     Accounts payable ..................................................................    7,977                16,572
     Accrued liabilities ...............................................................   20,079                33,630
---------------------------------------------------------------------------------------------------------------------------
         Total current liabilities .....................................................   39,621                61,253
---------------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities ................................................   12,691                13,101
Deferred tax liabilities ...............................................................   15,802                14,087
Minority interest in subsidiaries ......................................................       32                 5,067
Commitments and contingent liabilities .................................................       --                    --
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities .............................................................   68,146                93,508
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
     Common stock, par value $.01; 200,000,000 shares authorized;
       issued and outstanding shares; 71,160,539 and 69,729,821,
       respectively ....................................................................      712                   697
     Additional paid-in capital ........................................................  132,676               121,449
     Retained earnings .................................................................  190,932               188,156
     Accumulated other comprehensive (loss) income .....................................   (2,206)                2,005
---------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity ....................................................  322,114               312,307
---------------------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity .................................... $390,260              $405,815
===========================================================================================================================

        See the accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                        Years ended
--------------------------------------------------------------------------------------------------------------------------
                                                                       August 31, 2002   August 25, 2001   August 26, 2000
--------------------------------------------------------------------------------------------------------------------------
Sales to non-affiliates .................................................  $190,954           $239,771          $245,286
Sales to affiliates .....................................................    28,877            102,673            98,179
--------------------------------------------------------------------------------------------------------------------------
        Net sales .......................................................   219,831            342,444           343,465
Cost of sales ...........................................................   131,125            179,774           183,023
--------------------------------------------------------------------------------------------------------------------------
        Gross profit ....................................................    88,706            162,670           160,442
Selling, general and administrative expenses ............................    73,569             78,510            73,293
Engineering, research and development expenses ..........................    17,408             16,517            15,041
Nonrecurring charges ....................................................     1,563             13,144                --
--------------------------------------------------------------------------------------------------------------------------
        Operating (loss) profit .........................................    (3,834)            54,499            72,108
Interest (income) expense, net ..........................................    (1,466)            (4,477)            2,422
Other income, net .......................................................      (973)            (1,134)           (4,945)
--------------------------------------------------------------------------------------------------------------------------
        (Loss) income before income taxes and other items
             below ......................................................    (1,395)            60,110            74,631
Income tax (benefit) expense ............................................    (3,373)            21,339            26,754
Equity in net income of affiliates ......................................        --             (1,488)           (1,694)
Minority interest in subsidiaries' net (loss) income ....................      (798)             1,643               489
--------------------------------------------------------------------------------------------------------------------------
        Income before extraordinary item ................................     2,776             38,616            49,082
Extraordinary loss on extinguishment of debt, net of taxes ..............       --                 --             (1,149)
--------------------------------------------------------------------------------------------------------------------------
        Net income ......................................................     2,776             38,616            47,933
Market value adjustment to redeemable common stock. .....................       --                 --            (48,602)
--------------------------------------------------------------------------------------------------------------------------
        Net income (loss) applicable to nonredeemable
          common shareholders ...........................................  $  2,776           $ 38,616          $   (669)
==========================================================================================================================


Earnings (loss) per nonredeemable common share:

        Basic
             Income before extraordinary item ...........................     $0.04              $0.56            $ 0.01
             Extraordinary loss on extinguishment of debt, net of
               taxes ....................................................       --                 --              (0.03)
--------------------------------------------------------------------------------------------------------------------------
             Net income (loss) ..........................................     $0.04              $0.56            $(0.02)
==========================================================================================================================

         Diluted
             Income before extraordinary item ...........................     $0.04              $0.53            $ 0.01
             Extraordinary loss on extinguishment of debt, net of
               taxes ....................................................       --                 --              (0.03)
--------------------------------------------------------------------------------------------------------------------------
             Net income (loss) ..........................................     $0.04              $0.53            $(0.02)
==========================================================================================================================

        See the accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                   Accumulated
                                           Common             Additional              other               Comprehensive
                                           shares     Common   paid-in   Retained comprehensive              income
                                         outstanding  stock    capital   earnings income (loss)   Total      (loss)
------------------------------------------------------------------------------------------------------------------------
Balance at August 28, 1999 ...............  18,354      $184  $ 15,066  $(33,022)   $   (68)    $(17,840)
     Repurchase and retirement of shares .     (13)       --        --       (89)        --          (89)
     Shares issued pursuant to stock
       option plans ......................      76        --       362        --         --          362
     Dilution of ownership on investments       --        --        --     2,163         --        2,163
     Market value adjustment to
       redeemable ESOT common stock ......      --        --        --   (48,602)        --      (48,602)
     Reclassification of ESOT shares upon
       consummation of initial public
       offering ..........................  21,621       216      (108)  183,708         --      183,816

     Shares issued pursuant to public
       offering, net of issuance costs ...   9,890        99    98,867        --         --       98,966
     Stock split adjustment ..............  18,389       184      (184)       --         --           --
     Foreign currency translation
       adjustment ........................      --        --        --        --        (63)         (63)     $   (63)
     Net unrealized gain on
       marketable securities .............      --        --        --        --        198          198          198
     Net income ..........................      --        --        --    47,933         --       47,933       47,933
------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                               $48,068
                                                                                                          ==============
Balance at August 26, 2000 ...............  68,317       683   114,003   152,091         67      266,844
     Repurchase and retirement of shares .     (77)       (1)     (476)     (246)        --         (723)
     Shares issued pursuant to stock
       option plans ......................   1,235        12     2,889        --         --        2,901
     Dilution of ownership on investments       --        --        --      (244)        --         (244)
     Reclassification associated with
       change in percentage ownership
       in Metron Technologies N.V. stock .      --        --        --    (2,061)     2,698          637
     Shares issued pursuant to employee
       stock purchase plan ...............     255         3     1,620        --         --        1,623
     Tax benefit associated with
       employee stock plans ..............      --        --     3,413        --         --        3,413
     Foreign currency translation
       adjustment ........................      --        --        --        --       (985)        (985)     $  (985)
     Net unrealized gain on
       marketable securities .............      --        --        --        --        225          225          225
     Net income ..........................      --        --        --    38,616         --       38,616       38,616
------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                               $37,856
                                                                                                          ==============
Balance at August 25, 2001 ...............  69,730       697   121,449   188,156      2,005      312,307
     Shares issued pursuant to stock
       option plans ......................   1,222        12     3,959        --         --        3,971
     Shares issued in connection with
       acquisition .......................      41         1       437        --         --          438
     Shares issued pursuant to employee
       stock purchase plan ...............     168         2     1,540        --         --        1,542
     Tax benefit associated with
       employee stock plans ..............      --        --     5,291        --         --        5,291
     Foreign currency translation
       adjustment ........................      --        --        --        --        (71)         (71)     $   (71)
     Net unrealized loss on
       marketable securities .............      --        --        --        --     (4,140)      (4,140)      (4,140)
     Net income ..........................      --        --        --     2,776         --        2,776        2,776
------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income (loss) ...                                                                    $(1,435)
                                                                                                          ==============
Balance at August 31, 2002 ...............  71,161      $712  $132,676  $190,932    $(2,206)    $322,114
===========================================================================================================

        See the accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Years ended
----------------------------------------------------------------------------------------------------------------------------
                                                                     August 31, 2002     August 25, 2001     August 26, 2000
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income ...........................................................   $  2,776            $  38,616            $ 47,933
Adjustments to reconcile net income to net cash provided by
   operating activities:
        Depreciation and amortization ................................     28,164               24,260              27,246
        Asset impairment .............................................      1,136                3,526               5,937
        Provision for doubtful accounts ..............................        133                 (482)              1,493
        Provision for deferred income taxes ..........................       (791)              (1,894)                382
        Tax benefit from employee stock plans ........................      5,291                3,413                  --
        Equity in net income of affiliates ...........................         --               (1,488)             (1,694)
        Loss on sale of property and equipment .......................        185                  956                 811
        Gain on sale of investment in affiliate ......................         --                   --              (5,468)
        Minority interest in subsidiaries' net (loss) income .........       (798)               1,459                 489
        Changes in operating assets and liabilities:
          Trade accounts receivable ..................................        859               10,666              (9,620)
          Trade accounts receivable due from affiliates ..............      2,952               15,632             (12,841)
          Inventories ................................................      8,373               (3,561)             (2,015)
          Accounts payable and accrued liabilities ...................    (21,710)                (369)             15,251
          Other current assets .......................................      5,065               (2,748)                396
          Income taxes payable and refundable income taxes ...........      1,872               (6,546)             (4,075)
          Other ......................................................       (646)              (1,482)                (96)
----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities .............     32,861               79,958              64,129
----------------------------------------------------------------------------------------------------------------------------
Investing activities:
Acquisition of property and equipment ................................    (19,568)             (24,231)            (21,376)
Acquisition of businesses, net of cash acquired ......................     (8,943)             (42,954)                 --
Purchase of intangible assets ........................................       (824)             (10,701)             (2,448)
Proceeds from sales of property and equipment ........................      1,300                3,464                 713
Proceeds from sale of investment in affiliate ........................         --                   --               7,398
Purchases of short-term investments ..................................    (90,200)             (36,628)                 --
Maturities of short-term investments .................................     82,204                   --                  --
Other ................................................................     (2,302)                 916                 (76)
----------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities .................    (38,333)            (110,134)            (15,789)
----------------------------------------------------------------------------------------------------------------------------
Financing activities:
Principal payments on short-term borrowings and long-term debt .......    (13,704)              (2,679)            (52,466)
Proceeds from short-term borrowings and long-term debt ...............     13,809                  747               2,028
Issuance of common stock .............................................      5,514                4,674              99,179
Repurchase of redeemable and nonredeemable common stock ..............         --                 (723)            (10,446)
----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities .............      5,619                2,019              38,295
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents .........        232                 (365)                (73)
----------------------------------------------------------------------------------------------------------------------------
               Increase (decrease) in cash and cash equivalents ......        379              (28,522)             86,562
Cash and cash equivalents at beginning of period .....................     74,451              102,973              16,411
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...........................   $ 74,830            $  74,451            $102,973
                                                               =============================================================
Non-cash operating and investing activities:
Transfer of common shares owned in affiliate in connection
  with termination of distribution agreement .........................         --            $   6,410                  --

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

The Company's fiscal year is a 52-week or 53-week period ending on the last Saturday in August. Fiscal years 2002, 2001 and 2000 ended on August 31, 2002, August 25, 2001 and August 26, 2000, respectively, and are identified herein as 2002, 2001 and 2000.

Cash, Cash Equivalents and Short-term Investments Cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost.

Debt securities with original maturities greater than three months and remaining maturities of less than one year are classified and accounted for as held-to-maturity and recorded at amortized cost, and are included in short-term investments. The fair market value of short-term investments is essentially the same as amortized cost.

Inventories Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant, and Equipment Property, plant and equipment are carried at cost and are depreciated principally on the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred; significant additions and improvements are capitalized. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. The Company recorded asset write-offs on molds and equipment of approximately $1.1 million, $3.5 million and $5.9 million for 2002, 2001 and 2000, respectively. All impairment losses are included in the Company's cost of sales.

Investments Substantially all of the Company's equity investments are marketable and are classified as available-for-sale. Accordingly, such securities are recorded at fair value, with any unrealized holding gains and losses, net of taxes, excluded from income, and recognized as a separate component of shareholders' equity. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices and a series of historical and projected operating losses by investees are considered in the review. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment written down to a new cost basis. The Company's nonmarketable investments are recorded at cost.

Goodwill and Other Intangible Assets Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets in the first quarter of 2002, the Company no longer amortizes goodwill, but instead is required to test for impairment at least annually. See Note 6 for the pro forma effects of adopting this standard.

Other intangible assets include, among other items, patents and unpatented technology and are amortized using the straight-line method over their respective estimated useful lives of 5 to 17 years. SFAS No. 142 requires that intangible assets with definite useful lives be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Derivative Financial Instruments. Effective August 27, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Gains and losses on derivative instruments that are reported in other comprehensive income will be recognized in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist, however, the Company does not anticipate nonperformance by the counterparties as they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction under the provisions of SFAS No. 133. Accordingly, changes in the fair value of forward foreign currency contracts are recorded in current earnings. The fair values of the Company's derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company was a party to forward foreign currency contracts with notional amounts of $1.7 million and $10.7 million at August 31, 2002 and August 25, 2001, respectively.

Foreign Currency Translation. Except for certain foreign subsidiaries whose functional currency is the United States (U.S.) dollar, assets and liabilities of foreign subsidiaries are translated from foreign currencies into U.S. dollars at current exchange rates. Income statement amounts are translated at the weighted average exchange rates for the year. Gains and losses resulting from foreign currency transactions are included in net income. For certain foreign subsidiaries whose functional currency is the U.S. dollar, currency gains and losses resulting from translation are determined using a combination of current and historical rates and are reported as a component of net income.

Revenue Recognition/Concentration of Risk Revenue and the related cost of sales are generally recognized upon shipment of the products. The Company provides for estimated returns and warranty obligations when the revenue is recorded. The Company sells its products throughout the world primarily to companies in the microelectronics industry. The Company performs continuing credit evaluations of its customers and generally does not require collateral. Letters of credit may be required from its customers in certain circumstances. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover any losses on trade receivables.

Certain materials included in the Company's products are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on those sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary adverse effect on the Company's results of operations. Furthermore, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

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

Comprehensive Income (Loss) Comprehensive income (loss) represents the change in shareholders' equity resulting from other than shareholder investments and distributions. The Company's foreign currency translation adjustments and unrealized gains and losses on marketable securities are included in accumulated comprehensive income.

Recent Accounting Pronouncements In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for the Company at the beginning of its fiscal year ending August 30, 2003. Adoption is not expected to have an impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance and is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires the recognition of the liability for costs associated with exit or disposal activities as incurred, whereas previous accounting guidance required that a liability be recorded when the Company committed to an exit plan.

(2)  ACQUISITIONS

The Company completed two transactions in 2002. In August 2002, the Company acquired assets related to products serving the semiconductor tape and reel market for $2.0 million. Identifiable intangible assets, consisting principally of proprietary knowledge, of approximately $1.8 million was recorded in connection with the transaction. In February 2002, the Company purchased the 49% minority interests held in its Fluoroware Valqua Japan K.K. and Nippon Fluoroware K.K subsidiaries for total consideration of $5.1 million. Identifiable intangible assets of approximately $1.3 million were recorded in connection with the transaction.

The Company completed four acquisitions in fiscal 2001. In March 2001, the Company acquired the fluid handling component product line of Nisso Engineering Co., Ltd. a Japanese company for $10.4 million. Patents and goodwill of approximately $2.3 million and $8.0 million, respectively, were recorded in connection with the transaction. In May 2001, the Company completed its acquisition of 100% of the common stock of NT International, which designs and manufactures patented ultrahigh purity flow and pressure measurement sensors and controllers, for a cash payment of $27.5 million. Identifiable intangible assets, including patents, and goodwill of approximately $18.5 million and $12.1 million, respectively, were recorded in connection with the transaction. In the fourth quarter of fiscal 2001, the Company completed the acquisition of 100% of the common stock of Atcor Corporation and the operating assets and liabilities of Critical Clean Solutions, Inc., which provide precision cleaning systems, products and services to the semiconductor industry, for consideration totaling $17.8 million, including cash payments of $16.0 million and $1.8 million, payable in common stock, in contingent consideration recorded in 2002. Identifiable intangible assets and goodwill of approximately $7.6 million and $7.5 million, respectively, were recorded in connection with the transactions.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the dates of acquisition, as determined by third-party valuations of certain tangible and intangible assets.

                                                                                         Critical Clean
(In thousands)                   Nisso Engineering  NT International  Atcor Corporation      Solutions
----------------------------------------------------------------------------------------------------------
Current assets                       $   678           $ 1,292            $ 6,338            $  373
Property and equipment                    50               661              2,086             5,862
Intangible assets                      2,250            18,490              7,578                --
Goodwill                               8,051            12,062              7,544                --
Deferred tax assets                       --             2,433                 --                --
Other assets                              38                --                507                --
                                 -------------------------------------------------------------------------
Total assets acquired                 11,067            34,938             24,053             6,235
                                 -------------------------------------------------------------------------
Current liabilities                      573               590              4,103             1,464
Long-term debt                           119                --                184             3,481
Deferred tax liabilities                  --             6,848              3,300                --
                                 -------------------------------------------------------------------------
Total liabilities                        692             7,438              7,587             4,945
                                 -------------------------------------------------------------------------
Net assets acquired                  $10,375           $27,500            $16,466            $1,290
                                 =========================================================================

Each of the above transactions was accounted for by the purchase method. Accordingly, the Company's consolidated financial statements include the net assets and results of operations from the dates of acquisition. The following table provides Company results as if the acquisitions occurred at the beginning of each period presented.

(In thousands, except per share data)                2001                                2000
--------------------------------------------------------------------------------------------------------------
                                        As reported        Pro forma         As reported        Pro forma
                                       -----------------------------------------------------------------------
Net sales                                 $342,444          $366,827           $343,465          $368,041
Net income                                  38,616            36,278             47,933            44,396
Basic earnings (loss) per share               0.56              0.53             (0.02)            (0.10)
Diluted earnings (loss) per share             0.53              0.50             (0.02)            (0.10)

In October 1999, the Company acquired the assets of a polymer machining business located in Upland, California for $2.7 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over net assets acquired was $1.1 million and was allocated to goodwill.

(3)  INVENTORIES

Inventories consist of the following:

(In thousands)                                           2002        2001
-----------------------------------------------------------------------------
Raw materials .......................................  $13,015     $15,167
Work-in-process .....................................    2,163       1,451
Finished goods ......................................   23,216      29,971
Supplies ............................................      465         613
-----------------------------------------------------------------------------
                                                       $38,859     $47,202
=============================================================================


(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                                                                   Estimated
(In thousands)                                               2002       2001      Useful Lives
-------------------------------------------------------------------------------------------------
Land ...................................................... $ 10,811   $ 10,112
Buildings and improvements ................................   60,928     59,502        5-35
Manufacturing equipment ...................................   78,647     79,731        5-10
Molds .....................................................   65,556     61,683        3-5
Office furniture and equipment ............................   47,411     42,037        3-8
---------------------------------------------------------------------------------
                                                             263,353    253,065
Less accumulated depreciation .............................  161,249    143,934
---------------------------------------------------------------------------------
                                                            $102,104   $109,131
=================================================================================

Depreciation expense was $24.4 million, $22.0 million and $25.3 million in 2002, 2001 and 2000, respectively.

(5)  INVESTMENTS

The Company's investments consist primarily of its equity ownership in its affiliate, Metron Technology N.V. (Metron), a worldwide provider of semiconductor equipment and materials support. Through February 2001, the Company accounted for its investment in Metron using the equity method. In March 2001, the Company surrendered ownership of 1.125 million shares of its investment in Metron Technology N.V. (Metron) in connection with the transaction described in Note 11 under the caption "Nonrecurring charges". As a result, the Company's percentage ownership in Metron decreased to approximately 12%. Accordingly, the Company discontinued application of the equity method to account for its investment in Metron. The Company's remaining investment in Metron is accounted for as an available-for-sale security. At August 31, 2002, the Company owned approximately 1.6 million shares of Metron with a market value of $4.4 million. At August 31, 2002, the unrealized loss on marketable securities was $1.9 million, net of tax benefits of $1.2 million. At August 25, 2001, the unrealized gain on marketable securities was $2.3 million, net of taxes of $1.3 million.

(6)  INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No.142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. Intangible assets with definite useful lives must be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted SFAS No. 142 as of August 26, 2001. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company's fair value and compared it to the Company's carrying amount. As of August 26, 2001, the Company's fair value exceeded its carrying amount. Therefore, there was no indication that goodwill was impaired and the Company did not record any transitional impairment loss. Accordingly, the Company was not required to perform the second step of the transitional impairment test. In the second step, the Company would be required to compare the implied fair value of goodwill, determined by allocating the Company's fair value to all of its assets and liabilities to its carrying amount, both of which would be measured as of the date of adoption.

The following table presents a reconciliation of net income and earnings (loss) per share adjusted for the exclusion of goodwill, net of income taxes:

(In thousands)                                                2002           2001          2000
--------------------------------------------------------------------------------------------------
Net income:
   Reported net income                                       $2,776        $38,616      $47,933
   Add goodwill amortization, net of tax                          -          1,230          669
                                                     ---------------------------------------------
   Adjusted net income                                       $2,776        $39,846      $48,602
                                                     =============================================

                                                              2002           2001          2000
--------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
   Reported basic earnings (loss) per share                   $0.04          $0.56      $(0.02)
   Add goodwill amortization, net of tax                          -           0.02        0.02
                                                     ---------------------------------------------
   Adjusted basic earnings per share                          $0.04          $0.58      $    -
                                                     =============================================

                                                              2002           2001          2000
--------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
   Reported diluted earnings (loss) per share                 $0.04          $0.53      $(0.02)
   Add goodwill amortization, net of tax                          -           0.02        0.02
                                                     ---------------------------------------------
   Adjusted diluted earnings per share                        $0.04          $0.55      $    -
                                                     =============================================

The changes in carrying amount of goodwill for the years ended August 31, 2002 and August 25, 2001 are as follows:

(In thousands)                                               2002        2001
--------------------------------------------------------------------------------
Beginning of year                                          $30,266    $ 4,767
Additions to goodwill as a result of acquisitions            1,044     26,729
Amortization expense                                            -      (1,230)
                                                    ----------------------------
End of year                                                $31,310    $30,266
                                                    ============================

Additions to goodwill in 2002 included a $1.8 million addition in connection with contingent consideration related to fiscal 2001 acquisitions, partly offset by a $0.8 million reduction associated with purchase price allocation adjustments.

Other intangible assets, excluding goodwill, at August 31, 2002 and August 25, 2001 were as follows:

(In thousands)
----------------------------------------------
                                              Gross carrying    Accumulated     Net carrying
2002                                              amount        amortization        value
-----------------------------------------------------------------------------------------------
Patents                                          $16,978           $3,404         $13,574
Unpatented technology                              9,844            1,203           8,641
Employment and noncompete agreements               4,611              759           3,852
Other                                              5,040              813           4,227
                                              -------------------------------------------------
                                                 $36,473           $6,179         $30,294
                                              =================================================

(In thousands)
----------------------------------------------
                                              Gross carrying    Accumulated     Net carrying
2001                                              amount        amortization        value
-----------------------------------------------------------------------------------------------
Patents                                          $14,337           $1,811         $12,526
Unpatented technology                              9,844              200           9,644
Employment and noncompete agreements               6,211               85           6,126
Other                                              3,969              628           3,341
                                              -------------------------------------------------
                                                 $34,361           $2,724         $31,637
                                              =================================================

Amortization expense was $3.7 million, $2.3 million and $1.9 million in 2002, 2001 and 2000, respectively.

Estimated amortization expense for the fiscal years 2003 to 2007 and thereafter is $3.7 million, $3.7 million, $3.7 million, $3.5 million, $3.1 million and $12.6 million, respectively.

(7) ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)                                         2002             2001
--------------------------------------------------------------------------------
Payroll and related benefits ......................  $ 8,446          $12,515
Employee benefit plans ............................    2,843            4,634
Taxes, other than income taxes ....................    1,036            1,215
Interest ..........................................       53               44
Donations .........................................       65            1,711
Accruals related to nonrecurring charges ..........      160            3,559
Warranty and related ..............................    2,198            3,350
Other .............................................    5,278            6,602
--------------------------------------------------------------------------------
                                                     $20,079          $33,630
================================================================================

(8) LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)                                                                                   2002      2001
-------------------------------------------------------------------------------------------------------------------
Stock redemption notes payable in various installments along with interest of 8% and 9%
through December 2010 ......................................................................... $ 3,308   $ 4,427
Commercial loans payable on a monthly basis in principal installments of $49, with interest
ranging from 1.68% to 3.15% and various maturities through September 2015 .....................   2,651     3,250
Commercial loan payable on a semiannual basis in principal installments of $39 and interest
ranging from 4.5% to 6% and various maturities through December 2007 ..........................   1,747     2,122
Small Business Administration loans payable on a monthly basis in principal installments of
$9 and interest ranging from 4.2% to 7.3% and various maturities through October 2020 .........   2,898     2,963
Commercial loan secured by equipment payable on a monthly basis in principal installments of
$40 and interest ranging from 5.0% to 21.0% and various maturities through December 2005 ......   1,109       970
Industrial Revenue Bonds payable on a semiannual basis with principal installments of $50
through October 2012, and variable interest ranging from 1.45% to 2.60% .......................   1,150     1,250
Private bond with interest of 1.7% and interest payable on a semiannual basis and full
principal due in 2008 .........................................................................   1,859         -
Other. ........................................................................................     113       357
-------------------------------------------------------------------------------------------------------------------
        Total .................................................................................  14,835    15,339
        Less current maturities ...............................................................   2,144     2,238
-------------------------------------------------------------------------------------------------------------------
                                                                                                $12,691   $13,101
===================================================================================================================

     Annual maturities of long-term debt as of August 31, 2002, are as follows:

          Fiscal year ending                                  (In thousands)
          --------------------------------------------------------------------
          2003 ..............................................         $ 2,144
          2004 ..............................................           2,058
          2005 ..............................................           1,376
          2006 ..............................................           1,095
          2007 ..............................................             812
          Thereafter ........................................           7,350
          --------------------------------------------------------------------
                                                                      $14,835
          ====================================================================

The Company's debt agreements require the Company to maintain certain quarterly financial covenants beginning with the quarter ended February 28, 2000.

During the fourth quarter fiscal 2000, the Company retired $42 million of long-term and capital lease obligations, utilizing a portion of the proceeds raised in the Company's initial public offering. In connection therewith, prepayment costs of $1.8 million, or $1.1 million after taxes, were incurred by the Company. This amount is reported in the Consolidated Statements of Operations as "Extraordinary loss on extinguishment of debt, net of taxes".

(9)  SHORT-TERM BANK BORROWINGS

The Company has a revolving commitment with two commercial banks for aggregate borrowings of $20 million with interest at the LIBOR rate (1.8% at August 31, 2002), plus 1.4%. There was no balance outstanding under this commitment at either August 31, 2002 or August 25, 2001.

The Company has entered into line of credit agreements with seven international commercial banks, which provide for aggregate borrowings of 301 thousand euros,
2.5 million Malaysia ringgits and 1.2 billion Japanese yen for its foreign subsidiaries, which is equivalent to $11.4 million as of August 31, 2002. Interest rates for these facilities are based on a factor of the banks' reference rates and ranged from 1.375% to 9.5% during 2002. Borrowings outstanding under these line of credit agreements at August 31, 2002 and August 25, 2001, were $8.9 million and $3.8 million, respectively.

The company also owed $0.5 million in other short-term bank borrowings not subject to formal credit agreements at August 31, 2002.

(10) LEASE COMMITMENTS

As of August 31, 2002, the Company was obligated under noncancellable operating lease agreements for certain equipment and buildings. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows):

      Fiscal year ending                                       (In thousands)
--------------------------------------------------------------------------------
      2003 ....................................................      $2,766
      2004 ....................................................       1,792
      2005 ....................................................       1,177
      2006 ....................................................         787
      2007 ....................................................         734
      Thereafter ..............................................       2,193
--------------------------------------------------------------------------------
           Total minimum lease payments .......................      $9,449
================================================================================

Total rental expense for all equipment and building operating leases was $4.8 million, $4.0 million and $4.9 million in 2002, 2001 and 2000, respectively. See note 21 for related party leases included above.

(11) NONRECURRING CHARGES (REVERSALS)

In the first quarter of 2002, the Company's results included a nonrecurring charge of $4.0 million in connection with the closure of its Chanhassen, MN plant. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

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

During the third quarter of fiscal 2001, the Company recorded a $4.9 million charge in connection with the closing of its Castle Rock, Colorado and Munmak, Korea facilities. The charge included $1.7 million in termination costs related to a workforce reduction of 170 employees and $1.4 million for estimated losses for asset disposals. In addition, the charge included $1.8 million for future lease commitments on the Castle Rock facility, the lessor of which is a major shareholder of the Company.

The Company recorded pre-tax benefits of $1.6 million and $0.8 million in the third quarter and fourth quarters of 2002, respectively, associated with the reversal of previous accruals made in 2002 and 2001 related to the plant closures described herein. Approximately $1.0 million of the reversal was associated with the favorable settlement of future lease commitments on the Castle Rock facility, for which the Company had recorded accruals in 2001. Lower than expected impairment costs accounted for approximately $1.2 million of the reversals.

As of August 31, 2002, $0.2 million remained outstanding in connection with the aforementioned nonrecurring charges

(12) INTEREST (INCOME) EXPENSE, NET

Interest (income) expense, net consists of the following:

(In thousands)                                      2002         2001        2000
------------------------------------------------------------------------------------
Interest expense ...............................  $ 1,218      $ 1,505      $4,614
Interest income ................................    2,684        5,982       2,192
------------------------------------------------------------------------------------
    Interest (income) expense, net .............  $(1,466)     $(4,477)     $2,422
====================================================================================


(13) OTHER INCOME, NET

Other income, net consists of the following:

(In thousands)                                       2002         2001       2000
------------------------------------------------------------------------------------
(Loss) gain on sale of property and equipment ....  $(185)      $  146      $ (803)
Gain on sale of investment in affiliate ..........     --           --       5,468
Gain (loss) on foreign currency translation ......    808          (40)        438
Gain on liquidation of foreign subsidiary ........    733           -           --
Other, net .......................................   (383)       1,027        (158)
------------------------------------------------------------------------------------
                                                    $ 973       $1,133      $4,945
====================================================================================

In November 1999, the Company sold 612,000 shares of its investment in Metron as part of Metron's initial public offering, receiving proceeds of $7.4 million, while recognizing a gain of $5.5 million.

(14) INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

      (In thousands)                               2002         2001          2000
--------------------------------------------------------------------------------------
      Domestic .................................  $(8,192)     $45,719     $61,439
      Foreign ..................................    6,797       14,391      13,192
--------------------------------------------------------------------------------------
                                                  $(1,395)     $60,110     $74,631
======================================================================================

Income tax expense (benefit) is summarized as follows (in thousands):

     (In thousands)                                2002        2001         2000
------------------------------------------------------------------------------------
      Current:
           Federal .............................  $(3,797)    $16,395     $20,462
           State ...............................        -       2,309       3,487
           Foreign .............................      562       4,247       2,275
------------------------------------------------------------------------------------
                                                  $(3,235)     22,951      26,224
------------------------------------------------------------------------------------
      Deferred:
           Federal .............................      220      (1,500)        414
           State ...............................     (358)       (112)        116
------------------------------------------------------------------------------------
                                                     (138)     (1,612)        530
------------------------------------------------------------------------------------
                                                  $(3,373)    $21,339     $26,754
====================================================================================

Income tax expense (benefit) differs from the expected amounts based upon the statutory federal tax rates as follows:

         (In thousands)                                             2002        2001        2000
-----------------------------------------------------------------------------------------------------
         Expected federal income tax at statutory rate ..........  $  (489)    $21,039     $26,121
         State income taxes, net of federal tax effect ..........     (113)      1,503       2,314
         Effect of foreign source income ........................   (2,267)         60        (522)
         Foreign sales corporation income not subject to tax ....        -      (1,142)     (1,040)
         Research tax credit ....................................     (400)       (361)       (298)
         Tax-exempt interest ....................................     (296)       (360)          -
         Other items, net .......................................      192         600         179
-----------------------------------------------------------------------------------------------------
                                                                   $(3,373)    $21,339     $26,754
=====================================================================================================

At August 31, 2002, there were approximately $13.2 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be substantially offset by available foreign tax credits.

During the years ended August 31, 2002 and August 25, 2001, respectively, $5.3 million and $3.4 million was added to additional paid-in capital in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2002 and August 25, 2001 are as follows (in thousands):

                                                                           2002        2001
-----------------------------------------------------------------------------------------------
         Deferred tax assets:
              Accounts receivable ......................................  $   981    $  1,171
              Inventory items ..........................................    2,780       3,519
              Accruals not currently deductible for tax purposes .......    2,772       4,958
              Net operating loss carryforwards .........................    3,661           -
              Foreign tax credit carryforwards .........................    1,506           -
              Research tax credit carryforwards ........................      340           -
              Other, net ...............................................      814       1,287
              Valuation allowance ......................................   (1,369)          -
-----------------------------------------------------------------------------------------------
                   Total deferred tax assets ...........................   11,485      10,935
-----------------------------------------------------------------------------------------------
         Deferred tax liabilities:
              Accelerated depreciation .................................    4,121       5,376
              Purchased intangible assets ..............................    8,625      10,137
              Other, net ...............................................    3,056       5,510
-----------------------------------------------------------------------------------------------
                   Total deferred tax liabilities ......................   15,802      21,023
-----------------------------------------------------------------------------------------------
                   Net deferred tax assets (liabilities) ...............  $(4,317)   $(10,088)
===============================================================================================

At August 31, 2002, the Company had federal net operating loss carryforwards of approximately $3.5 million which begin to expire in 2011, state operating loss carryforwards of approximately $24.1 million, which begin to expire in 2010, foreign net operating loss carryforwards of approximately $3.3 million, which expire in 2007, foreign tax credit carryforwards of approximately $1.5 million which expire in 2007, and research tax credit carryforwards of approximately $0.3 million which begin to expire in 2009. The Company established a valuation allowance of $1.4 million during 2002 with respect to the foreign net operating loss carryforwards. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income and on the future reversal of taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the benefit of these deferred assets will be realized.

(15) SHAREHOLDERS' EQUITY

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

Stock Split In March 2000 the Company effected a two-for-one stock split of the Company's common stock. In connection with the stock split, the Company's board of directors also approved an increase in the Company's number of authorized common shares from 100,000,000 shares to 200,000,000 shares.

Employee Stock Ownership Plan and Trust Entegris maintains an Employee Stock Ownership Plan and Trust (ESOT). Employer contributions to the ESOT are determined by the board of directors at its discretion. No contributions have been made to the ESOT since 1995.

ESOT shares totaled 11,585,038 and 14,422,366 as of August 31, 2002 and August 25, 2001, respectively. Prior to the company's initial public offering completed in July 2000, the ESOT plan contained a put option, whereby the Company agreed to purchase the vested shares distributed to terminated participants or their estates, at the appraised value of the shares as of the second August 31 following termination, or after the first August 31 upon death, disability, or attainment of age 65. Subsequent to the Company's initial public offering, all distributions will be in the form of Company stock.

Stock Option Plans In August 1999, Entegris, Inc. established the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan) and the Entegris, Inc. Outside Directors' Stock Option Plan (the Directors' Plan). The maximum aggregate number of shares that may be granted under the Plans is 14,522,211 and 1,000,000, respectively. The Plans state that the exercise price for these shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

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

Option activity for the 1999 Plan and the Directors' Plan is summarized as follows:

                                                     2002                  2001                  2000
---------------------------------------------------------------------------------------------------------------
 (Shares in thousands)                       Number of   Option    Number of   Option    Number of   Option
                                              shares      price     Shares      price     Shares      price
---------------------------------------------------------------------------------------------------------------
      Options outstanding, beginning
         of year ...........................     7,071    $ 4.94       7,307     $3.78       5,899     $2.72
           Granted .........................     1,747      8.39       1,457      9.17       1,772      7.27
           Exercised .......................    (1,222)     3.25      (1,228)     2.46        (106)     2.51
           Canceled ........................      (127)    10.05        (465)     6.58        (258)     4.21
---------------------------------------------------------------------------------------------------------------
      Options outstanding, end of year .....     7,469    $ 5.94       7,071     $4.94       7,307     $3.78
===============================================================================================================

      Options exercisable, end of year .....     4,636    $ 4.37       4,683     $3.57       4,618     $2.70
===============================================================================================================
      Options available for grant, end
         of year ...........................     5,498                 4,332                 2,587
===============================================================================================================

Options outstanding for the 1999 Plan and the Directors' Plan at August 31, 2002 are summarized as follows:

(Shares in thousands)                            Options outstanding                     Options exercisable
-----------------------------------------------------------------------------------------------------------------
                                                                          Weighted-                    Weighted-
                                                          Remaining         average                      average
                                            Number      contractual        exercise          Number     exercise
         Range of exercise prices      outstanding             life           price     exercisable        price
-----------------------------------------------------------------------------------------------------------------
                   $0.96 to $1.50              478              3.6          $ 1.24             478       $ 1.24
-----------------------------------------------------------------------------------------------------------------
                            $3.15            2,909              5.3            3.15           2,909         3.15
-----------------------------------------------------------------------------------------------------------------
                   $4.22 to $7.50              727              7.5            5.29             407         4.65
-----------------------------------------------------------------------------------------------------------------
                   $7.53 to $8.25            1,517              9.1            8.02               7         7.53
-----------------------------------------------------------------------------------------------------------------
                  $8.38 to $10.00            1,036              8.4            9.15             417         9.34
-----------------------------------------------------------------------------------------------------------------
                 $10.19 to $15.38              802              8.1           11.33             418        11.11
-----------------------------------------------------------------------------------------------------------------

The Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions:

                                                                     2002             2001             2000
-------------------------------------------------------------------------------------------------------------------
         Expected dividend yield ...............................      0%               0%               0%
         Expected stock price volatility .......................      77%              72%              90%
         Risk-free interest rate ...............................     4.50%            5.25%            5.50%
         Expected life .........................................   10 years         10 years         10 years

     Had compensation cost for option grants been determined consistent with SFAS No. 123, the Company's net income, on a pro forma basis, would have been as follows:

(In thousands, except per share data)                                             2002        2001        2000
-------------------------------------------------------------------------------------------------------------------
         Net income, as reported ..............................................  $2,776      $38,616    $47,933
         Pro forma net income .................................................    (572)      33,788     45,705
         Basic net earnings (loss) per share, as reported .....................   0.04         0.56      (0.02)
         Pro forma basic net earnings (loss) per share ........................  (0.01)        0.49      (0.07)
         Diluted net earnings (loss) per share, as reported ...................   0.04         0.53      (0.02)
         Pro forma diluted net earnings (loss) per share ......................  (0.01)        0.46      (0.07)

The weighted average fair value of options granted during 2002, 2001 and 2000 with exercise prices equal to the market price at the date of grant was $6.88, $7.40 and $6.95 per share, respectively.

Employee Stock Purchase Plan In March 2000, the Company's board of directors adopted, and our shareholders approved in May 2000, the Entegris, Inc. Employee Stock Purchase Plan (ESPP Plan). A total of 4,000,000 common shares were reserved for issuance under the ESPP Plan. The ESPP Plan allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. As of August 31, 2002, 423,097 shares had been issued under the ESPP Plan at a weighted-average price of $7.48.

(16) PENSION AND 401(k) SAVINGS PLAN

Entegris, Inc. has a defined contribution pension plan covering eligible employees. Contributions under this plan are determined by a formula set forth in the plan agreement. Contributions to this plan were suspended for calendar year 2002. Total pension expense for 2002, 2001 and 2000 related to this plan were $0.3 million, $1.6 million and $1.6 million, respectively. The Company maintains a 401(k) employee savings and profit sharing plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plans, eligible employees may defer a portion of their pretax wages, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of employees' contributions on the first 3% of eligible wages and 50% of employees' contributions on the next 2% of eligible wages, or a maximum match of 4% of the employee's eligible wages. The board of directors may, at its discretion, declare a profit sharing contribution in addition to the matching contribution, but all contributions are limited to the maximum amount deductible for federal income tax purposes. The employer profit sharing and matching contribution expense under the Plans was $0.9 million, $3.3 million and $2.4 million in 2002, 2001 and 2000, respectively.

(17) EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) applicable to nonredeemable common stock by the weighted average number of shares of nonredeemable common stock outstanding during each period. Since basic EPS for 2000 represents a loss per share of common stock, the effect of including the incremental shares of common stock from assumed exercise of options and from assumed reclassification of redeemable common stock in EPS computation is anti-dilutive, and, accordingly, basic and diluted EPS are the same. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings (loss) per share:

 (In thousands)                                                      2002        2001         2000
-----------------------------------------------------------------------------------------------------
Basic earnings (loss) per share--Weighted common shares
   outstanding .................................................... 70,358      68,747        43,609
Weighted common shares assumed upon exercise of
   options ........................................................  3,812       4,248            --
-----------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share ................................. 74,170      72,995        43,609
=====================================================================================================

(18) SEGMENT INFORMATION

The Company operates in one segment as it designs, develops, manufactures, markets and sells material management and handling products and services predominantly within the microelectronics industry. All products are sold on a worldwide basis. The following table summarizes total net sales, based upon the country from which sales were made, and property, plant and equipment attributed to significant countries for 2002, 2001 and 2000, respectively):

(In thousands)                                                       2002           2001      2000
-------------------------------------------------------------------------------------------------------
Net sales:
   United States .................................................  $160,568     $249,455   $252,172
   Japan .........................................................    26,407       45,749     32,659
   Germany .......................................................     9,350       27,735     32,325
   Malaysia ......................................................    22,186       15,057     19,094
   Korea .........................................................        41        3,853      3,862
   Singapore .....................................................     1,279          595      3,353
-------------------------------------------------------------------------------------------------------
                                                                    $219,831     $342,444   $343,465
=======================================================================================================

Property, plant and equipment:
   United States .................................................. $ 74,085     $ 78,339   $ 71,626
   Japan ..........................................................    8,424        9,767     10,297
   Germany ........................................................    5,362        5,517      5,625
   Malaysia .......................................................   13,757       14,562     15,466
   Taiwan .........................................................      108           82         --
   Korea ..........................................................       38          575      4,719
   Singapore ......................................................      330          289         --
--------------------------------------------------------------------------------------------------------
                                                                    $102,104     $109,131   $107,733
========================================================================================================

Net sales to external customers attributable to the United States amounted to $103.1 million, $170.9 million and $179.8 million in 2002, 2001 and 2000, respectively. Net sales to external customers attributable to countries other than the United States amounted to $116.7 million, $171.5 million and $163.7 million in 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, no single nonaffiliated customer accounted for 10% or more of net sales.

(19) SUPPLEMENTARY CASH FLOW INFORMATION

(In thousands)                                                     2002        2001        2000
--------------------------------------------------------------------------------------------------
Schedule of interest and income taxes paid
   Interest ..................................................  $  1,209      $ 1,503    $ 5,142
   Income taxes, net of refunds received .....................   (13,201)      28,460     30,884

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, short-term investments and short-term debt approximates fair value due to the short maturity of those instruments. The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments approximated its carrying value of $12.7 million at August 31, 2002.

(21) RELATED-PARTY TRANSACTIONS

Leases Through 2002, the Company leased office space and production facilities under various operating leases from a major shareholder's trust or from entities related to this shareholder. The Company was required to pay for all real estate taxes, utilities and other operating expenses. Rent paid relating to these agreements totaled $0.3 million, $0.6 million and $0.8 million for 2002, 2001 and 2000, respectively. As of August 31, 2002, the Company had no future obligations under any lease agreements with the major shareholder's trust or entities related to the shareholder.

In May 2002, the Company paid $500,000 as consideration for the early termination and buyout of future lease commitments on the Castle Rock facility, which was leased from the related party, as described in Note 11 under the caption "Nonrecurring charges". In March 2000, the Company entered into an agreement to purchase certain real estate and personal property, which the Company previously leased from the related party. The purchase price of the property, which was purchased on May 1, 2000, was $2.5 million.

Through December 2000, the Company allocated rental payments to Emplast, a previously owned company, totaling $0.2 million and $0.6 million in 2001 and 2000, respectively. In connection with Emplast's purchase of the facility in 2001, the company paid Emplast $0.3 million to terminate the lease.

Notes Receivable At August 25, 2001, the Company had a $0.8 million note receivable from a major stockholder's trust, which bore interest at 8.0% per year. The balance due was paid in full in fiscal 2002.

Sales to Minority Shareholder The Company sells products to Marubeni Corporation (Marubeni), a minority shareholder, under a distribution agreement scheduled to expire February 28, 2003. Sales to Marubeni were $12.5 million, $17.4 million and $16.2 million in 2002, 2001 and 2000, respectively. Trade accounts receivable relating to these sales as of August 31, 2002 and August 25, 2001 were $0.9 million and $1.0 million, respectively. Also, in February 1997, Marubeni was granted an option to buy 214,942 shares of the Company's common stock with an exercise price of $5.19 per share. The grant was immediately vested and is exercisable for 10 years.

Metron Technology N.V. As described in Note 5 under the caption "Investments", the Company owned approximately 1.6 million shares of Metron at August 31, 2002. In addition, the Company recorded a charge of $8.2 million in 2001 related to the early termination of a distribution agreement as described in Note 11 under the caption "Nonrecurring charges". Sales to Metron under current and previous distribution agreements were $16.3 million, $85.3 million and $81.9 million in 2002, 2001 and 2000, respectively. Trade accounts receivable relating to these sales as of August 31, 2002 and August 25, 2001 were $3.3 million and $6.1 million, respectively.

(22) COMMITMENTS AND CONTINGENT LIABILITIES

In September 2002, the Company was named as a defendant along with three other companies in an action filed for damages arising from a chemical spill at a customer's facility in January 2000. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

In addition, from time to time, the Company is a party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, facts currently available indicate that no such claims will result in losses that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

(23) QUARTERLY INFORMATION-UNAUDITED

                                                                              Quarter
                                                  -----------------------------------------------------------------
(In thousands, except per share data)                First       Second        Third       Fourth         Year
-------------------------------------             ------------ ------------ ------------ ------------ -------------
Fiscal 201
Net sales ......................................... $102,639     $105,712      $81,346       $52,747    $342,444
Gross profit ......................................   52,552       53,601       37,890        18,627     162,670
Net income (loss) .................................   18,112       13,784        8,428        (1,708)     38,616
Basic earnings (loss) per share ...................     0.26         0.20         0.12         (0.02)       0.56
Diluted earnings (loss) per share .................     0.25         0.20         0.12         (0.02)       0.53

Fiscal 2002
Net sales .........................................  $45,852      $50,702      $59,709       $63,568    $219,831
Gross profit ......................................   15,195       16,938       28,127        28,446      28,446
Net income (loss) .................................   (5,916)      (1,386)       5,226         4,852       2,776
Basic earnings (loss) per share ...................    (0.08)       (0.02)        0.07          0.07        0.04
Diluted earnings (loss) per share .................    (0.08)       (0.02)        0.07          0.06        0.04

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Entegris, Inc.:

     We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 6 to the consolidated financials statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, on August 26, 2001.

/s/ KPMG LLP

Minneapolis, Minnesota
October 4, 2002

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
Entegris, Inc.:

     Under the date of October 4, 2002, we reported on the consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended August 31, 2002, as contained herein. Our report refers to a change of accounting for goodwill in fiscal 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ KPMG LLP

Minneapolis, Minnesota
October 4, 2002

                                 Entegris, Inc.

                  Schedule II-Valuation and Qualifying Accounts
                                 (In thousands)

                                                             Charged
                                                         (Credited) to
                                            Balance at      Costs and                      Balance at
                                           Beginning of     Expenses                         End of
             Description                      Period        Additions       Deductions       Period
             -----------                   ------------  --------------     ----------     -----------
              COL. A                         COL. B          COL. C          COL. D          COL. E
              ------                         ------          ------          ------          ------
Deducted from asset accounts:
   Year ended August 26, 2000:
      Allowance for doubtful
        receivables ........................ $1,205           1,493             174         $2,524
                                             ------           -----           -----         ------
      Inventory reserves ................... $3,170           3,073           2,060         $4,183
                                             ======           =====           =====         ======

Deducted from asset accounts:
   Year ended August 25, 2001:
      Allowance for doubtful
        receivables ........................ $2,524            (482)            434         $1,608
                                             ------           -----           -----         ------
      Inventory reserves ................... $4,183           6,397           4,809         $5,771
                                             ======           =====           =====         ======

Deducted from asset accounts:
   Year ended August 31, 2002:
      Allowance for doubtful
        receivables ........................ $1,608             133             (57)        $1,798
                                             ------           -----           -----         ------
      Inventory reserves ................... $5,771           4,611           4,540         $5,842
                                             ======           =====           =====         ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

     Certain information required by Part III is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held on January 21, 2003 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 31, 2002.

     Except for those portions specifically incorporated in this report by reference to our proxy statement for the Annual Meeting of Shareholders to be held on January 21, 2003, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and officers required by this item is incorporated by reference to the information under the captions "Election of Directors", "Named Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the Annual Meeting of Shareholders to be held on January 21, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the captions "Director Compensation" and "Summary Compensation Table" in the Company's proxy statement for the Annual Meeting of Shareholders to be held on January 21, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Principal Shareholders" and "Security Ownership of Directors and Named Executive Officers" in the Company's proxy statement for the Annual Meeting of Shareholders to be held on January 21, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the Annual Meeting of Shareholders to be held on January 21, 2003.

ITEM 14.   CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     Based on the Company's chief executive officer's and chief financial officer's evaluations of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, they have concluded that as of such date, the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     (b)  Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The Financial Statements required by this item, along with the Independent Auditors' Report, are submitted in a separate section of this report as indicated in the below index:

       INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page Number
                                                                                                   in this
                                                                                                    Report
                                                                                                 -----------
     Consolidated Balance Sheets as of August 31, 2002 and August 25, 2001 ......................... 34
     Consolidated Statements of Operations for the years ended August 31,
     2002, August 25, 2001, and August 26, 2000 .................................................... 35
     Consolidated Statements of Shareholders' Equity for the years ended August 31, 2002,
       August 25, 2001, and August 26, 2000 ........................................................ 36
     Consolidated Statements of Cash Flows for the years ended August, 31, 2002, August 25,
       2001, and August 26, 2000 ................................................................... 37
     Notes to Consolidated Financial Statements .................................................... 38
     Independent Auditors' Report .................................................................. 53


(a)  2. Financial Statement Schedules

     The following Independent Auditors' Report on Schedule and the financial statement schedule "Schedule II--Valuation and Qualifying Accounts" are filed as part of this Report at the pages indicated, and should be read in conjunction with the consolidated financial statements.

                                                                                                 Page Number
                                                                                                   in this
                                                                                                    Report
                                                                                                 -----------
     Independent Auditors' Report on Schedule ...................................................... 54
     Schedule II - Valuation and Qualifying Accounts ............................................... 55

     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

(a)  3. Exhibits

     The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                          Description of Document
-------                         -----------------------
3.1(i)         Articles of Incorporation of Entegris, Inc.
3.2(ii)        Amended and Restated Bylaws of Entegris, Inc.
4.1(i)         Specimen of Common Stock Certificate
10.1(i)        Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan
10.2(i)        Entegris, Inc. Outside Directors' Option Plan
10.3(i)        Entegris, Inc. 2000 Employee Stock Purchase Plan
10.4(i)        Entegris, Inc. Employee Stock Ownership Plan
10.5(i)        Entegris, Inc. Pension Plan

Exhibit
Number                          Description of Document
-------                         -----------------------
10.6(i)        Entegris, Inc. 401(k) Savings and Profit Sharing Plan
10.7(i)        Employment Agreement between Delmer Jensen and Empak, Inc., dated as of January 1, 1999
10.8(i)        Promissory Note between Fluoroware, Inc. and Dan Quernemoen, dated January 5, 1996
10.9(i)        Consolidation Agreement by and among Entegris, Inc., Fluoroware,
               Inc. and Empak, Inc., dated June 1, 1999
10.10(ii)      Worldwide Stocking Distributor Agreement Between Fluid Handling
               Group Entegris, Inc. and Metron Technology N.V. dated
               March 1, 2001
10.11(i)       Metron Semiconductors Europa B.V. Investor Rights Agreement dated
               July 6, 1995
10.12(i)       U.S. Stocking Distributor Five-Year Agreement as of September 1,
               1997 between Fluoroware, Inc. and Kyser Company
10.13(i)       STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply
               Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a
               RTP Company, dated April 6, 1998
10.14(i)       Amended and Restated Distributorship Agreement by and among
               Entegris, Inc., Empak, Inc., Marubeni America Corporation and
               Marubeni Corporation, dated as of December 1, 1999
10.15(i)+      PFA Purchase and Supply Agreement by and between E.I. Du Pont De
               Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of
               September 24, 1999
10.16          Form of Executive Employment Agreement the Company and certain senior executive officers of the Company.
21.1           Subsidiaries of the Company
23.1           Independent Auditors' Consent
99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.
99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.
99.3           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
99.4           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
----------
(i) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-33668), filed with the Commission on July 10, 2000, as amended through the date hereof.
(ii) Incorporated by reference from the Company' s Report on Form 8K filed by the Company March 2, 2001.
+ Confidential information has been omitted from these exhibits and filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 406 under the Securities Act of 1933, as amended.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt of Entegris are not filed, and in lieu thereof, Entegris agrees to furnish copies thereof to the SEC upon request.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended August 31, 2002.

(c)  See Exhibits listed under Item 14(a)(3).

(d)  Not applicable. See Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       /s / James E. Dauwalter
                                       -----------------------------------------
                                       James E. Dauwalter
                                       President and Chief Executive Officer

Dated: November 27, 2002

                                       /s / John D. Villas
                                       -----------------------------------------
                                       John D. Villas
                                       Chief Financial Officer

Dated: November 27, 2002


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below each severally constitutes and appoints each of James E. Dauwalter and John D. Villas, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or their substitutes, may lawfully do, or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

                  Signatures                        Title                               Date
                  ----------                        -----                               ----
  /s/ Daniel R. Quernomoen       Director                                         November 27, 2002
------------------------------
       Daniel R. Quernomoen

  /s/ James A. Bernards          Director                                         November 27, 2002
------------------------------
       James A. Bernards

  /s/ Robert J. Boehlke          Director                                         November 27, 2002
------------------------------
       Robert J. Boehlke

  /s/ James E. Dauwalter         President, Chief Executive Officer and           November 27, 2002
------------------------------   Director
       James E. Dauwalter

  /s/ Stan Geyer                 Chairman of the Board of Directors               November 27, 2002
------------------------------
       Stan Geyer

  /s/ Delmer M. Jensen           Director                                         November 27, 2002
------------------------------
       Delmer M. Jensen

  /s/ Gary F. Klingl             Director                                         November 27, 2002
------------------------------
       Gary F. Klingl

  /s/ Roger D. McDaniel          Director                                         November 27, 2002
------------------------------
       Roger D. McDaniel

  /s/ John D. Villas             Chief Financial Officer (Chief Financial &       November 27, 2002
------------------------------   Accounting Officer)
       John D. Villas