Form 10-Q
period 2002-11-30
ENTEGRIS INC
filed 2003-01-14
CIK 1101302

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


   For Quarter Ended November 30, 2002      Commission File Number 000-30789
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
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES   X    NO
                                                -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                Outstanding at December 31, 2002
-------------------------------                 --------------------------------
Common Stock, $0.01 Par Value                              71,215,514

                      ENTEGRIS, INC., INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                     FOR THE QUARTER ENDED NOVEMBER 30, 2002


         Description                                                      Page
         -----------                                                      ----
PART I
------

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of November 30, 2002
           and August 31, 2002                                               3

         Consolidated Statements of Operations for the
           Three Months Ended November 30, 2002 and November 24, 2001        4

         Consolidated Statements of Cash Flows for
            the Three Months Ended November 30, 2002 and
            November 24, 2001                                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.  Controls and Procedures                                            14


PART II  Other Information
-------

Item 6.  Exhibits and Reports on Form 8-K                                   15

Item 1.  Financial Statements
-----------------------------

                         ENTEGRIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      November 30,  August 31,
                                                                         2002         2002
                                                                      ------------  ----------
ASSETS

Current assets
  Cash and cash equivalents                                            $  83,678    $  74,830
  Short-term investments                                                  37,108       44,624
  Trade accounts receivable, net of allowance for doubtful
     accounts                                                             35,067       35,371
  Trade accounts receivable due from affiliates                            3,042        4,219
  Inventories                                                             37,705       38,859
  Deferred tax assets and refundable income taxes                         16,721       16,039
  Other current assets                                                     2,775        2,793
                                                                       ---------    ---------
    Total current assets                                                 216,096      216,735
                                                                       ---------    ---------

Property, plant and equipment, net                                        98,210      102,104

Other assets
  Investments                                                              8,464        7,883
  Intangible assets, net of amortization                                  29,619       30,295
  Goodwill                                                                31,309       31,309
  Other                                                                    2,089        1,934
                                                                       ---------    ---------
        Total assets                                                   $ 385,787    $ 390,260
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                 $   1,838    $   2,144
  Short-term borrowings                                                   10,524        9,421
  Accounts payable                                                         8,796        7,977
  Accrued liabilities                                                     19,164       20,079
                                                                       ---------    ---------
    Total current liabilities                                             40,322       39,621
                                                                       ---------    ---------

Long-term debt, less current maturities                                   11,212       12,691
Deferred tax liabilities                                                  15,872       15,802
Minority interest in subsidiaries                                           --             32
Commitments and contingencies                                               --           --

Shareholders' equity

  Common stock, $0.01  par value; 200,000,000 authorized; issued
     and outstanding shares: 71,190,736 and 71,160,539, respectively         712          712
  Additional paid-in capital                                             132,759      132,676
  Retained earnings                                                      185,291      190,932
  Accumulated other comprehensive loss                                      (381)      (2,206)
                                                                       ---------    ---------
    Total shareholders' equity                                           318,381      322,114
                                                                       ---------    ---------
        Total liabilities and shareholders' equity                     $ 385,787    $ 390,260
                                                                       =========    =========

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                   --------------------------
                                                   November 30,  November 24,
                                                      2002            2001
                                                   ------------  ------------
Sales to non-affiliates                              $ 48,350      $ 40,502
Sales to affiliates                                     5,371         5,350
                                                     --------      --------
Net sales                                              53,721        45,852
Cost of sales                                          31,843        30,657
                                                     --------      --------
    Gross profit                                       21,878        15,195
Selling, general and administrative expenses           18,922        17,630
Engineering, research and development expenses          4,073         4,041
Nonrecurring charges                                    1,812         4,001
                                                     --------      --------
    Operating loss                                     (2,929)      (10,477)
Interest income, net                                     (300)         (451)
Other expense (income), net                             4,787          (289)
                                                     --------      --------
    Loss before income taxes and other items below     (7,416)       (9,737)
Income tax benefit                                     (1,832)       (3,700)
Equity in net loss of affiliates                           58          --
Minority interest in subsidiaries' net loss              --            (121)
                                                     --------      --------
    Net loss                                         $ (5,642)     $ (5,916)
                                                     ========      ========

Loss per common share:
    Basic                                            $  (0.08)     $  (0.08)
    Diluted                                          $  (0.08)     $  (0.08)

Weighted shares outstanding:
    Basic                                              71,165        69,742
    Diluted                                            71,165        69,742


See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Three months ended
                                                                 --------------------------
                                                                 November 30,  November 24,
                                                                     2002          2001
                                                                 ------------  ------------
OPERATING ACTIVITIES
Net loss                                                           $ (5,642)     $ (5,916)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
    Depreciation and amortization                                     6,775         6,871
    Impairment of property and equipment                                350         2,300
    Impairment of investment in Metron Technology N.V                 4,452          --
    Provision for doubtful accounts                                    (188)         (194)
    Provision for deferred income taxes                              (1,153)         (287)
    Equity in net loss of affiliates                                     58          --
    (Gain) loss on sale of property and equipment                       (57)          265
    Minority interest in subsidiaries' net loss                        --            (121)
    Changes in operating assets and liabilities:
        Trade accounts receivable                                       492         2,450
        Trade accounts receivable due from affiliates                 1,177         4,802
        Inventories                                                   1,154         3,330
        Accounts payable and accrued liabilities                        (74)      (13,862)
        Other current assets                                             17         3,122
        Accrued income taxes and refundable income taxes               (682)          978
        Other                                                          (303)         (458)
                                                                   --------      --------
          Net cash provided by operating activities                   6,376         3,280
                                                                   --------      --------

INVESTING ACTIVITIES
Acquisition of property and equipment                                (2,517)       (2,632)
Purchases of intangible assets                                         (299)         (135)
Proceeds from sales of property and equipment                            85           236
Purchases of short-term investments                                 (11,070)      (30,326)
Maturities of short-term investments                                 18,587        19,415
Other                                                                (2,028)           45
                                                                   --------      --------
          Net cash provided by (used in) investing activities         2,758       (13,397)
                                                                   --------      --------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt       (1,652)       (3,462)
Proceeds from short-term borrowings and long-term debt                1,428         4,768
Issuance of common stock                                                 84            32
                                                                   --------      --------
          Net cash (used in) provided by financing activities          (140)        1,338
                                                                   --------      --------
Effect of exchange rate changes on cash and cash equivalents           (146)         (100)
                                                                   --------      --------
Increase (decrease) in cash and cash equivalents                      8,848        (8,879)
Cash and cash equivalents at beginning of period                     74,830        74,451
                                                                   --------      --------
Cash and cash equivalents at end of period                         $ 83,678      $ 65,572
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

                         ENTEGRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of November 30, 2002 and August 31, 2002, the results of operations for the three months ended November 30, 2002 and November 24, 2001 and cash flows for the three months ended November 30, 2002 and November 24, 2001. Certain prior year amounts have been reclassified to conform to the current period presentation.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 31, 2002. The results of operations for the three months ended November 30, 2002 and November 24, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal year is a 52- or 53-week period ending on the last Saturday of August. In fiscal 2003, the Company's interim quarters end on November 30, 2002, March 1, 2003 and May 31, 2003 and includes 52 weeks. The previous fiscal year ended on August 31, 2002 and comprised 53 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 30, 2003 is referred to as "fiscal 2003".

2.   Loss per share
     --------------

     The following table presents a reconciliation of the denominators used in the computation of basic and diluted loss per share.


                                                    Three Months Ended
                                               ---------------------------
                                               November 30,   November 24,
                                                   2002           2001
                                               ------------   ------------
     Basic loss per share-weighted common
       shares outstanding                       71,165,000     69,742,000
     Weighted common shares assumed upon
       exercise of stock options                      --             --
                                                ----------     ----------
     Diluted loss per share-weighted common
       shares and common shares equivalent
       outstanding                              71,165,000     69,742,000
                                                ==========     ==========

     The effect of the inclusion of stock options in the first quarters of fiscal 2003 and 2002 is anti-dilutive.

3.   Inventories
     -----------

     Inventories consist of the following (in thousands):

                                         November 30, 2002 August 31, 2002
                                         ----------------- ---------------
      Raw materials                           $11,734          $13,015
      Work-in process                           2,001            2,163
      Finished goods                           23,423           23,216
      Supplies                                    547              465
                                              -------          -------
         Total inventories                    $37,705          $38,859
                                              =======          =======

4.   Comprehensive Loss
     ------------------

     For the quarters ended November 30, 2002 and November 24, 2001 net loss, items of other comprehensive loss and comprehensive loss are as follows (in thousands):

                                                            Quarter ended
                                                       -------------------------
                                                       November 30, November 24,
                                                           2002         2001
                                                       ------------ ------------
     Net loss                                            $(5,642)     $(5,916)
     Items of other comprehensive (loss) income
          Foreign currency translation                       (71)        (376)
          Net change in unrealized gain (loss) on
            marketable securities                            (17)        (531)
          Reclassification adjustment for impairment
            loss on marketable securities included
            in earnings                                    1,913          --
                                                         -------      -------

     Comprehensive loss                                  $(3,817)     $(6,823)
                                                         =======      =======


5.   Nonrecurring Charge
     -------------------

     During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. The Company expects the Upland plant to be closed and all the equipment sold or moved to Chaska, Minnesota by the end of February 2003. As of November 30, 2002, future cash outlays of $1.2 million remained outstanding in connection with the aforementioned charge, related to severance payments of $0.7 million, which run through fiscal 2004, and the lease commitments, which run through fiscal 2006.

6.   Impairment of investment in Metron Technology N.V.
     --------------------------------------------------

     The Company's Results of Operations included other expense of $4.8 million in the first quarter of fiscal 2003. Included was the impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company's equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owns about 1.6 million shares of Metron common stock. Prior to the impairment charge, the Company's investment in Metron Technology N.V. common stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary. Accordingly an impairment loss of $4.5 million was recorded in the first quarter of fiscal 2003 and the investment in Metron common stock written down to a new carrying value of $3.1 million.

7.   Recently Issued Accounting Pronouncements
     -----------------------------------------

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 became effective for the Company during the first quarter of the fiscal year ending August 30, 2003. Adoption did not have an impact on the Company's results of operations or financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that protect and transport the critical materials used in key technology-driven industries. Entegris primarily derives its revenue from the sale of products to the semiconductor and data storage industries and generally recognizes sales upon the shipment of such goods to customers. Cost of sales includes polymers and purchased components, manufacturing personnel, supplies and fixed costs related to depreciation and operation of facilities and equipment. The Company's customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

The Company's fiscal year is a 52- or 53-week period ending on the last Saturday of August. The current fiscal year will end on August 30, 2003 and includes 52 weeks. The previous fiscal year ended on August 31, 2002 and comprised 53 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 30, 2003 is referred to as "fiscal 2003".

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At November 30, 2002, the Company's allowance for doubtful accounts was $1.7 million, down from $1.8 million at August 31, 2002.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. The Company's reserve for sales returns and allowances was $1.2 million at both November 30, 2002 and August 31, 2002.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company's warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. The Company's accrual for estimated future warranty costs was $0.7 million at both November 30, 2002 and August 31, 2002.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $7.1 million at November 30, 2002, up from $5.8 million at August 31, 2002.

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

The Company's marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary, requiring an impairment loss to be recorded and the investment written down to a new cost basis. At November 30, 2002, the Company's investment in Metron Technology N.V. common stock had a carrying value of $7.6 million with a fair value of $3.1 million. The decline in fair value was determined to be other-than-temporary. Accordingly an impairment loss of $4.5 million was recorded in the first quarter of fiscal 2003 and the investment in Metron common stock written down to a new carrying value of $3.1 million.

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

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that the Company would not be able to realize all or part of its deferred tax assets. At November 30, 2002, the Company carried a valuation allowance of $1.4 million against its net deferred tax assets with respect to certain foreign net operating loss carryforwards. In the event it was determined that the Company would not be able to realize all or part of its remaining net deferred tax assets in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Quarter Ended November 30, 2002 Compared to Quarter Ended November 24, 2001

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

                                                          Three Months Ended
                                                       -------------------------
                                                       November 30, November 24,
                                                          2002         2001
                                                       ------------ ------------
Net sales                                                 100.0        100.0
Cost of sales                                              59.3         66.9
                                                          -----        -----
     Gross profit                                          40.7         33.1
Selling, general and administrative expenses               35.2         38.4
Engineering, research and development expenses              7.6          8.8
Nonrecurring charges                                        3.4          8.7
                                                          -----        -----
     Operating loss                                        (5.5)       (22.8)
Interest income, net                                       (0.6)        (1.0)
Other expense (income), net                                 8.9         (0.6)
                                                          -----        -----
     Loss before income taxes and other items below       (13.8)       (21.2)
Income tax benefit                                         (3.4)        (8.1)
Equity in net loss of affiliated companies                  0.1          --
Minority interest in subsidiaries' net loss                 --          (0.3)
                                                          -----        -----
     Net loss                                             (10.5)       (12.9)
                                                          =====        =====


Net sales Net sales were $53.7 million in the first quarter of fiscal 2003, up 17% compared to $45.9 million in the first quarter of fiscal 2002. Sequentially, sales for the quarter were 15% lower than the fourth quarter of fiscal 2002.

The semiconductor market generated 79% of the Company's overall sales compared to about 74% a year earlier, with sales up about 27% over the prior year. Most semiconductor product areas recorded sales gains, with the largest improvements experienced by the wafer shipper products, test, assembly and packaging products, and microenvironments product groups. Orders for all product groups in the semiconductor market picked-up slightly at the end of the quarter or minimally flattened. However, market conditions in the semiconductor industry remain difficult and uncertain.

Entegris's Data Storage market accounted for about 12% of net sales, compared to 16% in the first quarter of fiscal 2002. Although sales declined 16% from the year-ago quarter, Data Storage sales and orders were stronger than expected, particularly after the slowdown in the business experienced in the fourth quarter of fiscal 2002. Demand for hard disks was relatively strong, inventories in the supply chain were low, and two significant customers ordered new products for their entire production line.

Service market revenue, up 24% for the quarter compared to the year-ago quarter, made up 8% of overall sales, the same as a year ago.

On a geographic basis, total sales to North America were 43%, Asia Pacific 25%, Europe 17% and Japan 15%. Sales increased from the first quarter 2002 to the first quarter 2003 in all geographic regions, except Japan. An increasing percentage of total sales came from Asia Pacific and Europe, where sales were up 65% and 52%, respectively. The Company estimates that about 65% of total sales for the quarter were for unit-driven products and 35% for products associated with capital spending.

While the business environment continues to be uncertain, the Company expects sales for the second quarter of fiscal 2003 to be about flat with first quarter fiscal 2003 levels.

Gross profit Gross profit in the first quarter of fiscal 2003 increased by $6.7 million to $21.9 million, an increase of 44% from the $15.2 million reported in the first quarter of fiscal 2002. The gross margin for the fiscal 2003 first quarter was 40.7% versus 33.1% in the year-ago first quarter. Gross margin and gross profit gains were reported by both domestic and international operations. The improvements in fiscal 2003 figures were primarily the result of the increased sales levels noted above, which resulted in higher production levels, and the benefits of the Company's cost reduction and manufacturing efficiency actions associated with facility consolidations initiated over the past 18 months, investments in automation and the creation of manufacturing centers focused on the production of products with similar requirements in order to maximize the utilization of the Company's facilities.

As discussed above, management expects sales levels for the second quarter of fiscal 2003 to be about flat with first quarter sales levels. Accordingly, factory utilization, a significant factor associated with changes in gross margin levels, is expected to remain essentially unchanged.

Selling, general and administrative expenses . Selling, general and administrative (SG&A) expenses increased $1.3 million, or 7%, to $18.9 million in the first quarter of fiscal 2003, up from $17.6 million in the first quarter of fiscal 2002. The year-to-year increase was due to the higher sales commissions and bonus accruals. In addition, the first quarter of fiscal 2002 included the reversal of profit-sharing accruals made in earlier quarters when the Company generated net earnings, which were ultimately not paid. SG&A costs, as a percent of net sales, decreased to 35.2% from 38.4%. In absolute dollars, SG&A expenses will generally increase as sales and profitability improve, and profit sharing and charitable donation accruals are recorded.

Nonrecurring charges During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. The Company expects the Upland plant to be closed and all the equipment sold or moved to Chaska, Minnesota by the end of February 2003. As of November 30, 2002, future cash outlays of $1.2 million remained outstanding in connection with the aforementioned charge, related to severance payments of $0.7 million, which run through fiscal 2004, and the lease commitments, which run through fiscal 2006.

In the first quarter of 2002, the Company's results included a nonrecurring charge of $4.0 million in connection with the closures of the Company's Chanhassen, Minnesota and one of its Chaska, Minnesota plants. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $4.1 million in the first quarter of fiscal 2003, up marginally from $4.0 million in the first quarter of fiscal 2002. ER&D costs, as a percent of net sales, decreased to 7.6% from 8.8% mainly reflecting higher net sales in the current year's first quarter. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $0.3 million in the first quarter of fiscal 2003 compared to $0.5 million in the year-ago period. The change reflects the lower rates of interest earned on marketable securities in the current year compared to the year-ago period.

Other (income) expense, net Other expense was $4.8 million in the first quarter of fiscal 2003 compared to other income of $0.3 million in the first quarter of fiscal 2002. Included in fiscal 2003 was the impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company's equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owns about 1.6 million shares of Metron common stock. Prior to the impairment charge, the Company's investment in Metron Technology N.V. common stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary. Accordingly an impairment loss of $4.5 million was recorded in the first quarter of fiscal 2003 and the investment in Metron common stock written down to a new carrying value of $3.1 million.

Other expense in the first quarter of fiscal 2003 also included $0.3 million of foreign currency losses. Other income of $0.3 million in the first quarter of fiscal 2002 mainly reflected the foreign currency gains associated with forward foreign currency contracts.

Income tax benefit expense An income tax benefit of $1.8 million in the first quarter of fiscal 2003 compared to an income tax benefit of $3.7 million a year earlier, both figures primarily reflecting the Company's pre-tax losses. The effective tax rate was 24.7% in the first quarter of fiscal 2003, compared to 38% in the first quarter of fiscal 2002. Excluding the tax effect from the impairment loss recorded on the Company's investment in Metron stock, the effective tax rate was 23.0%. The difference between 23% and the U.S. statutory tax rate of 35 % is primarily due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities. Tax calculations at fairly low profitability levels are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company's effective tax rate during the remainder of the fiscal year.

Equity in net income of affiliates Equity in the net loss of affiliates was $0.1 million in the first quarter of fiscal 2003 and represents the Company's share of losses in entities accounted for under the equity method of accounting. No equity in the net earnings of affiliates was recorded in the first quarter of fiscal 2002 as the Company did not account for any entities under the equity method of accounting during that period.

Minority interest The Company recorded no minority interest for the three months ended November 30, 2002 as all of its consolidated subsidiaries are 100%-owned. For the first quarter of fiscal 2002, the minority interest in subsidiaries' net loss was $0.1 million, reflecting the net operating losses of the Company's formerly 51%-owned Japanese subsidiaries, which became 100%-owned in February 2002.

Net loss The Company recorded a net loss of $5.6 million, or $0.08 per diluted share, in the first quarter of fiscal 2003, compared to a net loss of $5.9 million, or $0.08 per diluted share, in the year-ago period.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $6.4 million in the first quarter of fiscal 2003. The Company's net loss of $5.6 million was more than offset by noncash charges, including depreciation and amortization of $6.8 million and the impairment loss of $4.5 million on the Company's investment in Metron Technology, as well as slight reductions in accounts receivable and inventory. Working capital at November 30, 2002 stood at $175.8 million, including $120.8 million in cash, cash equivalents and short-term investments.

Investing activities. Cash flow provided by investing activities totaled $2.8 million in the first quarter of fiscal 2003. The company had maturities, net of purchases of short-term investments of $7.5 million during the quarter. Short-term investments stood at $37.1 million at November 30, 2002.

Acquisition of property and equipment totaled $2.5 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures of approximately $25 million during fiscal 2003, consisting mainly of spending on manufacturing equipment, tooling and information systems. The Company also invested $1.8 million in equipment expected to be contributed to a joint venture in exchange for an equity interest in the entity.

Financing activities Cash used by financing activities totaled $0.1 million during the first quarter of fiscal 2003. The company made payments $1.7 million on borrowings, while proceeds from short-term borrowings were $1.4 million. The Company received $0.1 million in connection with common shares issued under the Company's stock option plan.

As of November 30, 2002, the Company's sources of available funds comprised $120.8 million in cash, cash equivalents, short-term investments plus various credit facilities. Entegris has unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $20 million, with no borrowings outstanding at November 30, 2002 and lines of credit with seven international banks that provide for borrowings of currencies for the Company's overseas subsidiaries, equivalent to an aggregate of approximately $13 million. Borrowings outstanding on these lines of credit were approximately $10.5 million at November 30, 2002.

At November 30, 2002, the Company's shareholders' equity stood at $318.4 million. Book value per share was $4.47, down from $4.53 per share at the end of fiscal 2002. The Company's net loss for the three months ended November 30, 2002 accounted for the decrease.

The Company believes that its cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet its working capital and investment requirements for the next 12 months. However, future growth, including potential acquisitions, may require additional funding, and from time to time the Company may need to raise capital through additional equity or debt financing. There can be no assurance that any such financing would be available on commercially acceptable terms.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance and is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires the recognition of the liability for costs associated with exit or disposal activities as incurred, whereas previous accounting guidance required that a liability be recorded when the Company committed to an exit plan. Accordingly, the accounting treatment of any exit or disposal activities initiated by the Company after December 31, 2002 may differ from the treatment used by the Company for previous exit or disposal activities, particularly as relates to the timing and disclosure of certain costs associated with the exit or disposal activities.

Cautionary Statements This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002. Among these risks and uncertainties are general economic conditions, the volatile and cyclical nature of the semiconductor industry, the risks associated with political and global market instability, including the possibility of war, the ability of the Company to develop and protect its intellectual property, the risks associated with the acceptance of new products and services and the successful integration of acquisitions. Other factors could also cause the Company's results to differ materially from those contained in its forward-looking statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Entegris's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company's current exposure to interest rate fluctuations is not significant. Most of its outstanding debt at August 31, 2002 carried fixed rates of interest. The Company's cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 10% change in interest rates would potentially increase or decrease net income by approximately $1.0 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At November 30, 2002, the company was party to forward contracts with notional value of approximately $0.8 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $1 million.

The Company's investment in Metron common stock is accounted for as an available-for-sale security. The company is exposed to fluctuations in the price of Metron stock. A 25% adverse change in Metron's per share price would result in an approximate $0.8 million decrease in the fair value of the Company's investment as of November 30, 2002.

Item 4:  Controls and Procedures
--------------------------------

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

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

(b)  Reports on Form 8-K

     None

CONFORMED COPY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENTEGRIS, INC.


Date:   January 14, 2003               /s/ James E. Dauwalter
                                       ----------------------
                                       James E. Dauwalter
                                       President and Chief Executive Officer

Date:   January 14, 2003               /s/ John D. Villas
                                       ------------------
                                       John D. Villas
                                       Chief Financial Officer