Form 10-Q
period 2003-03-01
ENTEGRIS INC
filed 2003-04-15
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended March 1, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Minnesota	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant’s Telephone Number (952) 556-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock, $0.01 Par Value	71,614,697

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 1, 2003

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 1, 2003	August 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$77,989	$74,830
Short-term investments	24,564	44,624
Trade accounts receivable, net of allowance for doubtful accounts	39,106	35,371
Trade accounts receivable due from affiliates	2,735	4,219
Inventories	41,920	38,859
Deferred tax assets and refundable income taxes	12,032	16,039
Other current assets	3,277	2,793

Total current assets	201,623	216,735

Property, plant and equipment, net	100,844	102,104
Other assets
Investments	7,328	7,883
Intangible assets, net of amortization	64,832	30,295
Goodwill	31,528	31,309
Other	2,058	1,934

Total assets	$408,213	$390,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,887	$2,144
Short-term borrowings	25,342	9,421
Accounts payable	8,906	7,977
Accrued liabilities	22,731	20,079

Total current liabilities	58,866	39,621

Long-term debt, less current maturities	13,120	12,691
Deferred tax liabilities	15,565	15,802
Minority interest in subsidiaries	—	32
Commitments and contingencies
Shareholders’ equity
Common stock, $0.01 par value; 200,000,000 authorized; issued and outstanding shares: 71,604,465 and 71,160,539, respectively	716	712
Additional paid-in capital	134,538	132,676
Retained earnings	185,938	190,932
Accumulated other comprehensive loss	(530)	(2,206)

Total shareholders’ equity	320,662	322,114

Total liabilities and shareholders’ equity	$408,213	$390,260

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002
Sales to non-affiliates	$49,689	$45,513	$98,039	$86,015
Sales to affiliates	4,442	5,189	9,813	10,539

Net sales	54,131	50,702	107,852	96,554
Cost of sales	31,576	33,764	63,419	64,421

Gross profit	22,555	16,938	44,433	32,133
Selling, general and administrative expenses	19,833	17,566	38,755	35,196
Nonrecurring charges	—	—	1,812	4,001
Engineering, research and development expenses	4,233	4,475	8,306	8,516

Operating loss	(1,511)	(5,103)	(4,440)	(15,580)
Interest income, net	(20)	(365)	(320)	(816)
Other expense (income), net	8	(1,450)	4,795	(1,739)

Loss before income taxes and other items below	(1,499)	(3,288)	(8,915)	(13,025)
Income tax benefit	(2,210)	(1,249)	(4,042)	(4,949)
Equity in net loss of affiliate	64	—	122	—
Minority interest in subsidiaries’ net loss	—	(653)	—	(774)

Net income (loss)	$647	$(1,386)	$(4,995)	$(7,302)

Earnings (loss) per common share:
Basic	$0.01	$(0.02)	$(0.07)	$(0.10)
Diluted	$0.01	$(0.02)	$(0.07)	$(0.10)
Weighted shares outstanding:
Basic	71,391	69,976	71,278	69,859
Diluted	75,465	69,976	71,278	69,859

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	March 1, 2003	March 2, 2002
OPERATING ACTIVITIES
Net loss	$(4,995)	$(7,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,604	14,177
Impairment of property and equipment	350	2,300
Impairment of investment in Metron Technology N.V.	4,452	—
Provision for doubtful accounts	40	(318)
Provision for deferred income taxes	(1,327)	1,142
Equity in net loss of affiliates	122	—
(Gain) loss on sale of property and equipment	(25)	560
Minority interest in subsidiaries’ net loss	—	(774)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,451)	7,276
Trade accounts receivable due from affiliates	1,484	4,517
Inventories	752	8,192
Accounts payable and accrued liabilities	1,484	(18,825)
Other current assets	(473)	1,250
Accrued income taxes and refundable income taxes	4,180	236
Other	72	(1,937)

Net cash provided by operating activities	17,269	10,494

INVESTING ACTIVITIES
Acquisition of property and equipment	(5,842)	(7,637)
Acquisition of businesses, net of cash acquired	(43,513)	(6,663)
Purchases of intangible assets	(700)	(354)
Proceeds from sales of property and equipment	22	292
Purchases of short-term investments	(19,541)	(49,878)
Maturities of short-term investments	39,601	46,749
Other	(2,027)	259

Net cash used in investing activities	(32,000)	(17,232)

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt	(1,655)	(7,445)
Proceeds from short-term borrowings and long-term debt	17,549	5,622
Issuance of common stock	1,867	1,271

Net cash provided by (used in) financing activities	17,761	(552)

Effect of exchange rate changes on cash and cash equivalents	129	(498)

Increase (decrease) in cash and cash equivalents	3,159	(7,788)
Cash and cash equivalents at beginning of period	74,830	74,451

Cash and cash equivalents at end of period	$77,989	$66,663

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of March 1, 2003 and August 31, 2002, the results of operations for the three months and six months ended March 1, 2003 and March 2, 2002 and cash flows for the six months ended March 1, 2003 and March 2, 2002. Certain prior year amounts have been reclassified to conform to the current period presentation.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 31, 2002. The results of operations for the three months and six months ended March 1, 2003 and March 2, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The fiscal year ending August 31, 2002 comprises 52 weeks. In fiscal 2003, the Company’s interim quarters end on November 30, 2002, March 1, 2003 and May 31, 2003. The previous fiscal year ended on August 31, 2002 and comprised 53 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 30, 2003 is referred to as “fiscal 2003”.

2.	Earnings (loss) per share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002
Basic earnings (loss) per share-weighted common shares outstanding	71,391,000	69,976,000	71,278,000	69,859,000
Weighted common shares assumed upon exercise of stock options	4,074,000	—	—	—

Diluted earnings (loss) per share-weighted common shares and common shares equivalent outstanding	75,465,000	69,976,000	71,278,000	69,859,000

The effect of the inclusion of stock options in the second quarter of fiscal 2002 and for the six months ended March 1, 2003 and March 2, 2002 is anti-dilutive.

3.	Inventories

Inventories consist of the following (in thousands):

	March 1, 2003	August 31, 2002
Raw materials	$10,922	$13,015
Work-in process	2,713	2,163
Finished goods	27,655	23,216
Supplies	630	465

Total inventories	$41,920	$38,859

4.	Comprehensive Income (Loss)

For the three months and six months ended March 1, 2003 and March 2, 2002 net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002
Net income (loss)	$647	$(1,386)	$(4,995)	$(7,302)
Items of other comprehensive income (loss)
Foreign currency translation gain (loss)	721	(1,085)	650	(1,461)
Net change in unrealized (loss) gain on marketable securities	(870)	2,320	(887)	1,789
Reclassification adjustment for impairment loss on marketable securities included in earnings	—	—	1,913	—

Comprehensive income (loss)	$498	$(151)	$(3,319)	$(6,974)

5.	Nonrecurring Charge

During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As expected, the Company closed the Upland plant in the second quarter, with the majority of the facility’s equipment sold, disposed of, or moved to Chaska, Minnesota by the end of February 2003. As of March 1, 2003, future cash outlays of $0.9 million remained outstanding in connection with the aforementioned charge, and are primarily related to severance payments of $0.4 million, which run through May 2004, and lease commitments of $0.5 million, which run through July 2005.

6.	Impairment of investment in Metron Technology N.V.

The Company’s Results of Operations for the six months ended March 1, 2003 include other expense of $4.8 million. In the first quarter of fiscal 2003, the Company recorded an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company’s equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owns about 1.6 million shares of Metron common stock. Prior to the impairment charge, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recorded in the first quarter of fiscal 2003 and the investment in Metron common stock written down to a new carrying value of $3.1 million. At March 1, 2003, the Company’s investment in Metron Technology N.V. common stock had a fair value of $2.0 million. If the decline in fair value is determined to be other-than-temporary, an impairment loss will be recorded and the investment in Metron common stock written down to a new cost basis.

7.	Recently Issued Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 became effective for the Company during the first quarter of the fiscal year ending August 30, 2003. Adoption did not have an impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance and is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires the recognition of the liability for costs associated with exit or disposal activities as incurred, whereas previous guidance required that a liability be recorded when the Company committed to an exit plan. Accordingly, the accounting treatment of any exit or disposal activities initiated by the Company after December 31, 2002 may differ from the treatment used by the Company for previous exit or disposal activities, particularly as relates to the timing and disclosure of certain costs associated with such activities.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the Company’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the second quarter of the Company’s fiscal year 2003. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal 2003. The interim disclosure requirements are effective for the Company’s third quarter of fiscal 2003. Entegris does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

8.	Warranties

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the six-month period ended March 1, 2003 (in thousands):

Balance at August 31, 2002	$700
Accrual for warranties issued during the period	554
Settlements during the period	(477)

Balance at March 1, 2003	$777

9.	Acquisitions

During the second quarter of fiscal 2003, Entegris completed two cash acquisitions totaling $43.5 million. In January 2003, the Company acquired substantially all of the assets of Electrol Specialties Company (ESC) in a cash transaction. ESC, an Illinois-based company, provides stainless steel system designed and fabricated Clean-In-Place (CIP) technology to customers in the biopharmaceutical industry. Intangible assets of approximately $2.4 million were recorded in connection with the transaction. Entegris retained ESC’s existing management team and employees, and continues to manufacture CIP products at ESC’s leased facility in Illinois.

In February 2003, Entegris acquired the wafer and reticle carrier (WRC) product lines of Asyst Technologies, Inc., a California-based provider of integrated automation systems that maximize semiconductor manufacturing productivity. Under terms of the purchase agreement, Entegris paid $38.75 million for all assets associated with Asyst’s WRC product lines and intellectual property. Entegris hired key Asyst employees involved with these product lines. Intangible assets of approximately $33.8 million were recorded in connection with the transaction. Entegris intends to move the production of the purchased WRC product line to its Chaska, Minnesota facilities in the third quarter of fiscal 2003.

Each of the above transactions was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the dates of acquisition. The Company is in the process of reviewing and finalizing valuations of the tangible and intangible assets acquired in these acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that protect and transport the critical materials used in key technology-driven industries. Entegris primarily derives its revenue from the sale of products to the semiconductor and data storage industries and generally recognizes sales upon the shipment of such goods to customers. Cost of sales includes polymers and purchased components, manufacturing personnel, supplies and fixed costs related to depreciation and operation of facilities and equipment. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The current fiscal year will end on August 30, 2003 and includes 52 weeks. The previous fiscal year ended on August 31, 2002 and comprised 53 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 30, 2003 is referred to as “fiscal 2003”.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected significantly by estimates, assumptions and judgments used in the preparation of the Company’s financial statements are discussed below.

Allowance for Doubtful Accounts and Other Accounts Receivable-Related Valuation Accounts The Company maintains an allowance for doubtful accounts as well as reserves for sales returns and allowances, and warranty claims. Significant management judgments and estimates must be made and used in connection with establishing these valuation accounts. Material differences could result in the amount and timing of the Company’s results of operations for any period if we made different judgments or utilized different estimates. In addition, actual results could be different from the Company’s current estimates, possibly resulting in increased future charges to earnings.

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At March 1, 2003, the Company’s allowance for doubtful accounts was $1.9 million, up slightly from $1.8 million at August 31, 2002.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. The Company’s reserve for sales returns and allowances was $0.9 million at March 1, 2003 compared to $1.2 million at August 31, 2002.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. The Company’s accrual for estimated future warranty costs was $0.8 million at March 1, 2003 compared to $0.7 million at August 31, 2002.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $6.1 million at March 1, 2003, up from $5.8 million at August 31, 2002.

The Company’s inventories comprise materials and products subject to technological obsolescence and which are sold in a highly competitive industry. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its molding equipment, are present. If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.

The Company assesses the impairment of intangible assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the Company’s overall business strategy;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value.

The Company’s marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary, requiring an impairment loss to be recorded and the investment written down to a new cost basis. At March 1, 2003, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $3.1 million with a fair value of $2.0 million. If the decline in fair value is determined to be other-than-temporary, an impairment loss will be recorded and the investment in Metron common stock written down to a new cost basis.

Income Taxes In the preparation of the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet.

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that the Company would not be able to realize all or part of its deferred tax assets. At March 1, 2003, the Company carried a valuation allowance of $1.4 million against its net deferred tax assets with respect to certain foreign net operating loss carryforwards. In the event it was determined that the Company would not be able to realize all or part of its remaining net deferred tax assets in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Three and Six Months Ended March 1, 2003 Compared to Three Six Months Ended March 2, 2002

The following table compares quarterly results with year-ago results, as a percent of sales, for each caption.

	Three Months Ended		Six Months Ended
	March 1, 2003	March 2, 2002	March 1, 2003	March 2, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.3	66.6	58.8	66.7

Gross profit	41.7	33.4	41.2	33.3
Selling, general and administrative expenses	36.6	33.9	35.9	35.8
Nonrecurring charges	—	—	1.7	4.1
Engineering, research and development expenses	7.8	9.6	7.7	9.5

Operating loss	(2.8)	(10.1)	(4.1)	(16.1)
Interest income, net	—	(0.7)	(0.3)	(0.8)
Other expense (income), net	—	(2.9)	4.4	(1.8)

Loss before income taxes and other items below	(2.8)	(6.5)	(8.3)	(13.5)
Income tax benefit	(4.1)	(2.5)	(3.7)	(5.1)
Equity in net loss of affiliate	0.1	—	0.1	—
Minority interest in subsidiaries’ net loss	—	(1.3)	—	(0.8)

Net income (loss)	1.2	(2.7)	(4.6)	(7.6)

Effective tax rate	147.4%	38.0%	45.3%	38.0%

Net sales Net sales increased 7% to $54.1 million in the second quarter of fiscal 2003, compared to $50.7 million in the second quarter of fiscal 2002. For the second quarter, the Company estimates that about 60% of total sales for the quarter was for unit-driven products and 40% for products associated with capital spending. Sequentially, second quarter sales were just slightly higher than sales of $53.7 million reported for the first quarter. Net sales for the first six months of fiscal 2003 were $107.9 million, up 12% from $96.6 million in the comparable year-ago period.

The semiconductor market generated about 75% of the Company’s overall sales for the quarter compared to about 76% a year earlier, with sales up about 5% over the prior year. The microenvironments, microelectronics, and test, assembly and packaging product areas recorded improved sales, while lower sales were recorded for wafer shipper and container products. Sequentially, net sales for semiconductor market products declined 3% from the previous quarter and affected almost all product areas with the exception of the microenvironments product area, which also benefited from sales related to the WRC product line acquired from Asyst Technologies, Inc. in February 2003.

The Company’s data storage market accounted for about 14% of net sales, about level with the second quarter a year ago. Sequentially, data storage product sales were 20% higher than in the first quarter.

Second quarter service business revenue, which accounted for about 7% of Entegris’ overall sales, fell for the quarter compared to the year-ago quarter and this year’s first quarter. This occurred largely due to decreased sales for equipment used to clean wafer and disk carrier and shipping products.

On a geographic basis, Entegris’ total sales in North America were 43%, in Asia Pacific 28%, in Europe 15% and in Japan 14%. Year-over-year second quarter sales comparisons saw sales gains in Japan and Asia Pacific offset partly by lower sales in Europe. North America sales were flat compared to a year earlier. Sequentially, second quarter Asia Pacific sales improved compared to the first quarter—primarily on the strength of data storage sales. From the first quarter to the second quarter, sales in North America and Japan were essentially unchanged, while sales declined in Europe.

Overall, semiconductor industry conditions still remain difficult and somewhat tenuous. Equipment companies seem to be at best in a holding pattern, particularly in light of some of the most recent announcements from the largest equipment supplier in the industry. There also continues to be considerable risk related to geopolitical conditions and how this will impact the world economy and the Company’s business. Accordingly, the Company’s projection for next quarter is subject to more than normal uncertainty.

The Company estimates that sales for its third quarter will increase by 10-15% from second quarter 2003 levels. Much of the increase is related to the Company’s two recent acquisitions. However, in the process of integrating the new WRC manufacturing line in the third quarter, the Company expects to experience some reduced shipping volume as it goes through the transition. Also, the Company notes that WRC product sales are driven by capital spending levels and therefore are more volatile than unit driven products.

Gross profit Gross profit in the second quarter of fiscal 2003 improved 33% to $22.6 million, compared to $16.9 million reported in the second quarter of fiscal 2002. For the first six months of fiscal 2003, gross profit was $44.4 million, up 38% from $32.1 million recorded in the first six months of fiscal 2002. As a percentage of net sales, gross margins for the second quarter and first six months of the fiscal year were 41.7% and 41.2%, respectively, compared to 33.4% and 33.3%, respectively, in the comparable periods a year ago.

Gross margin and gross profit gains were reported by both domestic and international operations. The improvements in fiscal 2003 figures were primarily the result of the increased sales levels noted above, which resulted in higher production levels, and the benefits of the Company’s cost reduction and manufacturing efficiency actions associated with facility consolidations initiated over the past 18 months, investments in automation and the creation of manufacturing centers focused on the production of products with similar requirements in order to maximize the utilization of the Company’s facilities.

As discussed above, management anticipates sales levels to improve by 10-15% in the third quarter. With the corresponding increase in factory utilization, the Company anticipates modest gross margin improvement for the quarter.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased 13% to $19.8 million in the second quarter of fiscal 2003 from $17.6 in the second quarter of fiscal 2002. SG&A expenses for the second quarter were up 5% from the first quarter of fiscal 2003. On a year-to-year basis, SG&A expenses rose by 10% to $38.8 million compared to $35.2 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 35.9% from 36.5% a year ago. This decline reflects the higher SG&A costs being more than offset by the Company’s increase in net sales.

The year-to-year increase in SG&A expenses is primarily due to the higher sales commissions and bonus accruals. In addition, fiscal 2003’s second quarter includes amortization and other additional costs associated with the Company’s two recent acquisitions, and severance of the Company’s distribution relationship in Japan. Also, the first quarter of fiscal 2002 included the benefit of reversals of profit-sharing accruals made in earlier quarters when the Company generated net earnings, which were ultimately not paid.

Looking forward, the Company expects that SG&A expenses will increase about $1 million next quarter in connection with increased amortization expenses related to the second quarters’ acquisitions. Also, SG&A expenses will generally increase as sales and profitability improve, and higher sales commissions, profit sharing and charitable donation accruals are recorded.

Nonrecurring charges During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As expected, the Company closed the Upland plant in the second quarter, with the majority of the facility’s equipment sold, disposed of, or moved to Chaska, Minnesota by the end of February 2003. As of March 1, 2003, future cash outlays of $0.9 million remained outstanding in connection with the aforementioned charge, and are primarily related to severance payments of $0.4 million, which run through May 2004, and lease commitments of $0.5 million, which run through July 2005.

In the first quarter of 2002, the Company’s results included a nonrecurring charge of $4.0 million in connection with the closures of the Company’s Chanhassen, Minnesota and one of its Chaska, Minnesota plants. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

Engineering, research and development expenses (ER&D) ER&D expenses declined 5% to $4.2 million, or 7.8% of net sales, in the second quarter of fiscal 2003 as compared to $4.4 million, or 8.8% of net sales, for the same period in fiscal 2002. ER&D expenses decreased 2% to $8.3 million, or 7.7% of net sales, in the first six months of fiscal 2003 as compared to $8.5 million, or 8.8% of net sales, a year-ago period, mainly reflecting higher net sales. The Company’s ER&D activities continue to focus on the support of current product lines, and the development of new products and manufacturing technologies. The Company expects a slight increase in ER&D expenses for the remainder of fiscal 2003 due to the addition of employees hired in connection with the Company’s acquisition of Asyst Technologies, Inc.’s WRC product lines.

Interest income, net Net interest income was $20 thousand in the second quarter of fiscal 2003 compared to $0.4 million in the year-ago period. Net interest income was $0.3 million in the first half of fiscal 2003 compared to $0.8 million for the same period in fiscal 2002. The change reflects the significantly lower rates of interest currently available on the Company’s investments in short-term debt securities compared to the year-ago period.

Other expense (income), net Other expense was nominal in the second quarter of fiscal 2003 compared to other income of $1.5 million a year ago. Other expense was $4.8 million in the first half of fiscal 2003 compared to other income of $1.7 million in the first half of fiscal 2002.

Other expense in the first quarter of fiscal 2003 included an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company’s equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owns about 1.6 million shares of Metron common stock. Prior to the impairment charge, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recorded and the investment in Metron common stock written down to a new carrying value of $3.1 million. At March 1, 2003, the Company’s investment in Metron Technology N.V. common stock had a fair value of $2.0 million. If the decline in fair value is determined to be other-than-temporary, an impairment loss will be recorded and the investment in Metron common stock written down to a new cost basis.

Other expense in the first quarter of fiscal 2003 also included $0.3 million of foreign currency losses. Other income in fiscal 2002 included $1.5 million of foreign currency gains, with about $0.7 million associated with the realization of translation gains from the Company’s liquidated Korean entity.

Income tax benefit expense The Company recorded an income tax benefit of $2.2 million for the second quarter of fiscal 2003 compared to an income tax benefit of $1.2 million in the second quarter a year ago. For the first half of fiscal 2003, the Company booked an income tax benefit of $4.0 million compared to an income tax benefit of $4.9 million in the first six months of fiscal 2002.

The effective year-to-date tax rate was 45.3% in fiscal 2003, compared to 38.0% for the first half of fiscal 2002. Excluding the tax effect from the impairment loss recorded on the Company’s investment in Metron stock, the effective tax rate was about 65%. The difference between 65% and the U.S. statutory tax rate of 35% is primarily due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities. Tax calculations at fairly low profitability levels are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s effective tax rate during the remainder of the fiscal year.

Equity in net loss of affiliates The Company’s equity in the net loss of affiliates was $0.1 million in both the second quarter and first half of fiscal 2003 and represents the Company’s share of losses in entities accounted for under the equity method of accounting. No equity in the net earnings of affiliates was recorded in fiscal 2002 as the Company did not account for any entities under the equity method of accounting during that period.

Minority interest The Company recorded no minority interest for the three-month and six-month periods ended March 1, 2003 as all of its consolidated subsidiaries are presently 100%-owned. For the second quarter and first half of fiscal 2002, the minority interest in subsidiaries’ net loss was $0.7 million and $0.8 million, respectively, reflecting net operating losses of the Company’s formerly 51%-owned Japanese subsidiaries, which became 100%-owned in February 2002.

Net income(loss) The Company recorded net income of $0.6 million, or $0.01 per diluted share, in the second quarter of fiscal 2003, compared to a net loss of $1.4 million, or $0.02 per diluted share, in the year-ago period. For the first six months of fiscal 2003, Entegris recorded a net loss of $5.0 million, or $0.07 per diluted share, compared to a net loss of $7.3 million, or $0.10 per diluted share, in the comparable period a year earlier.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $17.3 million in the first half of fiscal 2003, with $10.9 million generated in the second quarter. The Company’s net loss of $5.0 million for the first six months of 2003 was more than offset by noncash charges, including depreciation and amortization of $13.6 million and the impairment loss of $4.5 million on the Company’s investment in Metron Technology. In addition, the Company’s operating cash flows benefited from the collection of refundable income taxes. Other changes to working capital accounts were relatively minor for the Company. Working capital at March 1, 2003 stood at $142.8 million, including $102.6 million in cash, cash equivalents and short-term investments.

Investing activities. Cash flow used in investing activities totaled $32.0 million in the first half of fiscal 2003. Acquisition of property and equipment totaled $5.8 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures will be in the range of $15 to $20 million during fiscal 2003, consisting mainly of spending on manufacturing equipment, tooling and information systems. The Company also invested $1.8 million in equipment expected to be contributed to a joint venture in exchange for an equity interest in the entity.

During the second quarter of fiscal 2003, the company made two cash acquisitions totaling $43.5 million. In January 2003, the Company purchased the assets of Electrol Specialties Company (ESC), a market leader in Clean-In-Place technology. In February 2003, the Company purchased the Wafer and Reticle Carrier product lines of Asyst Technologies, Inc. Each of the above transactions was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the dates of acquisition. The Company is in the process of reviewing and finalizing valuations of the tangible and intangible assets acquired in these acquisitions.

The Company had maturities, net of purchases, of short-term investments of $20.1 million during the quarter. Short-term investments stood at $24.6 million at March 1, 2003.

Financing activities Cash provided by financing activities totaled $17.8 million during the first half of fiscal 2003. The company made payments of $1.7 million on borrowings, while proceeds from short-term borrowings were $17.5 million. The Company received $1.9 million in proceeds in connection with common shares issued under the Company’s stock option and stock purchase plans.

As of March 1, 2003, the Company’s sources of available funds comprised $102.6 million in cash, cash equivalents, short-term investments plus various credit facilities. Entegris has unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $40 million, with $14.0 million in borrowings outstanding at March 1, 2003 and lines of credit with seven international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $11 million. Borrowings outstanding on these lines of credit were approximately $8.5 million at March 1, 2003. In addition, the Company’s overseas subsidiaries had other short-term borrowings under informal arrangements totaling $4.5 million at March 1, 2003

At March 1, 2003, the Company’s shareholders’ equity stood at $320.7 million. Book value per share was $4.48, down from $4.53 per share at the end of fiscal 2002. The Company’s net loss for the six months ended March 1, 2003 accounted for the decrease, offset partly by proceeds from the issuance of common shares under the Company’s stock option and stock purchase plans.

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

Recently Issued Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 became effective for the Company during the first quarter of the fiscal year ending August 30, 2003. Adoption did not have an impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance and is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires the recognition of the liability for costs associated with exit or disposal activities as incurred, whereas previous guidance required that a liability be recorded when the Company committed to an exit plan. Accordingly, the accounting treatment of any exit or disposal activities initiated by the Company after December 31, 2002 may differ from the treatment used by the Company for previous exit or disposal activities, particularly as relates to the timing and disclosure of certain costs associated with such activities.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the Company’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the second quarter of the Company’s fiscal year 2003. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal 2003. The interim disclosure requirements are effective for the Company’s third quarter of fiscal 2003. Entegris does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002. Among these risks and uncertainties are general economic conditions, the volatile and cyclical nature of the semiconductor industry, the risks associated with political and global market instability, including the impact of war, the ability of the Company to develop and protect its intellectual property, the risks associated with the acceptance of new products and services and the successful integration of acquisitions. Other factors could also cause the Company’s results to differ materially from those contained in its forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’s principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its outstanding debt at August 31, 2002 carried fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 10% change in interest rates would potentially increase or decrease net income by approximately $1.0 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At March 1, 2003, the company was party to forward contracts to deliver Japanese yen with notional value of approximately $3.2 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $1 million.

The Company’s investment in Metron common stock is accounted for as an available-for-sale security. The company is exposed to fluctuations in the price of Metron stock. At March 1, 2003, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $3.1 million with a fair value of $2.0 million. A 25% adverse change in Metron’s per share price would result in an approximate $0.5 million decrease in the fair value of the Company’s investment as of March 1, 2003. If the decline in fair value is determined to be other-than-temporary, an impairment loss will be recorded and the investment in Metron common stock written down to a new cost basis.

Item 4: Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II

OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Entegris, Inc. Annual Meeting of Shareholders was held on January 23, 2003. There were 71,245,336 outstanding shares of common stock on the record date for the Annual Meeting. 66,858,858, or 93.84%, of the outstanding shares were represented in person or by proxy at the meeting. The three candidates for election as Class III directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2006 Annual Meeting of Shareholders. The results of the vote of shareholders are shown below.

	Number of Shares
	In Favor	Withheld
Election of Class II Directors:
James A. Bernards	63,846,291	3,012,567
James E. Dauwalter	64,239,305	2,619,553
Stan Geyer	54,790,835	12,068,023

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

2	.1 *	Asset Purchase Agreement of the Wafer and Reticle Carrier Business of Asyst Technologies, Inc. by Entegris, Inc. and Entegris Cayman Ltd. entered into as of February 11, 2003

10	.1 *	Patent Assignment and Cross-License and Trademark License Agreement entered into as of February 11, 2003 by and between Entegris, Inc., Entegris Cayman Ltd., and Asyst Technologies, Inc.

10.2		Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.3		First Amendment to Credit Agreement dated October 2000, effective as of August 31, 2000, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.4		Second Amendment to Credit Agreement dated as of March 1, 2002, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.5		Consent and Amendment Agreement dated as of February 7, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.6		Fourth Amedment dated as of February 26, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*

Confidential information has been omitted from these exhibits and filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on February 26, 2003 in connection with the February 11, 2003 purchase of the wafer and reticle carrier (“WRC”) product lines from Asyst Technologies, Inc. (Asyst). The purchase was accomplished pursuant to an Asset Purchase Agreement (“the Agreement”), dated as of February 11, 2003, among Entegris Cayman Ltd., a wholly-owned subsidiary of Entegris, and Entegris (collectively, “Entegris”) and Asyst. Under the terms of the agreement, Entegris paid Asyst $38.75 million for the tangible assets associated with the WRC product lines and the patents and trademarks listed in the Patent Assignment and Cross-License and Trademark License Agreement entered into in connection with the sale. Entegris has licensed other patents, trademarks and intellectual property related to the WRC business from Asyst, and will pay royalties to Asyst based on net revenues generated by Entegris through the sale of certain semiconductor wafer handling products for a period of five years.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date:	April 15, 2003	/s/ JAMES E. DAUWALTER
James E. Dauwalter President and Chief Executive Officer

Date:	April 15, 2003	/s/ JOHN D. VILLAS
John D. Villas Chief Financial Officer