Form 10-Q
period 2003-05-31
ENTEGRIS INC
filed 2003-07-15
CIK 1101302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

                 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended  May 31, 2003  Commission File Number  000-30789
                           -------------                         ----------

                                 ENTEGRIS, INC.
                                 --------------
               (Exact name of registrant as specified in charter)

                         Minnesota                            41-1941551
               -------------------------                    ---------------
     (State or other jurisdiction of incorporation)      (IRS Employer ID No.)

                  3500 Lyman Boulevard, Chaska, Minnesota 55318
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number  (952) 556-3131
                                                ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                    Outstanding at June 30, 2003
--------------------------------               ---------------------------------
Common Stock, $0.01 Par Value                              72,037,915

                      ENTEGRIS, INC., INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED MAY 31, 2003

         Description                                                              Page
         -----------                                                              ----
PART I
------

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of May 31, 2003
           and August 31, 2002                                                       3

         Consolidated Statements of Operations for the
           Three Months and Nine Months Ended May 31, 2003 and June 1, 2002          4

         Consolidated Statements of Cash Flows for
           the Nine Months Ended May 31, 2003 and June 1, 2002                       5

         Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 18

Item 4.  Controls and Procedures                                                    19


PART II  Other Information
-------

Item 1.  Legal Proceedings                                                          19

Item 6.  Exhibits and Reports on Form 8-K                                           19

Item 1.  Financial Statements

                         ENTEGRIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             May 31,       August 31,
                                                                               2003           2002
                                                                           -----------    -----------
ASSETS

Current assets
  Cash and cash equivalents                                                 $   76,196     $   74,830
  Short-term investments                                                        23,279         44,624
  Trade accounts receivable, net of allowance for doubtful
   accounts                                                                     48,229         35,371
  Trade accounts receivable due from affiliates                                  2,964          4,219
  Inventories                                                                   45,026         38,859
  Deferred tax assets and refundable income taxes                               12,646         16,039
  Other current assets                                                           2,986          2,793
                                                                           -----------    -----------
   Total current assets                                                        211,326        216,735
                                                                           -----------    -----------

Property, plant and equipment, net                                              98,799        102,104

Other assets
   Investments                                                                   8,673          7,883
   Intangible assets, net of amortization                                       32,462         30,295
    Goodwill                                                                    63,805         31,309
   Other                                                                         2,151          1,934
                                                                           -----------    -----------
        Total assets                                                        $  417,216     $  390,260
                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                      $    2,021     $    2,144
  Short-term borrowings                                                         23,227          9,421
  Accounts payable                                                              10,089          7,977
  Accrued liabilities                                                           24,218         20,079
  Income taxes payable                                                           3,176              -
                                                                           -----------    -----------
    Total current liabilities                                                   62,731         39,621
                                                                           -----------    -----------

Long-term debt, less current maturities                                         10,974         12,691
Deferred tax liabilities                                                        16,327         15,802
Minority interest in subsidiaries                                                    -             32
Commitments and contingencies

Shareholders' equity
  Common stock, $0.01  par value; 200,000,000 authorized; issued
    and outstanding shares: 71,890,578 and 71,160,539, respectively                719            712
  Additional paid-in capital                                                   135,447        132,676
  Retained earnings                                                            189,895        190,932
  Accumulated other comprehensive income (loss)                                  1,123         (2,206)
                                                                           -----------    -----------
    Total shareholders' equity                                                 327,184        322,114
                                                                           -----------    -----------
          Total liabilities and shareholders' equity                        $  417,216     $  390,260
                                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                       --------------------------    --------------------------
                                                         May 31,         June 1,      May 31,         June 1,
                                                          2003            2002         2003            2002
                                                       -----------    -----------    -----------    -----------
Sales to non-affiliates                                  $  65,642      $  50,470      $ 163,681      $ 136,485
Sales to affiliates                                          4,354          9,239         14,167         19,778
                                                       -----------    -----------    -----------    -----------
Net sales                                                   69,996         59,709        177,848        156,263
Cost of sales                                               39,524         31,582        102,943         96,003
                                                       -----------    -----------    -----------    -----------
    Gross profit                                            30,472         28,127         74,905         60,260
Selling, general and administrative expenses                20,264         19,299         59,019         54,495
Nonrecurring charges (reversals)                                 -         (1,640)         1,812          2,361
Engineering, research and development expenses               4,683          4,228         12,989         12,744
                                                       -----------    -----------    -----------    -----------
    Operating income (loss)                                  5,525          6,240          1,085         (9,340)
Interest income, net                                           (25)          (239)          (345)        (1,055)
Other expense (income), net                                    349            268          5,144         (1,471)
                                                       -----------    -----------    -----------    -----------
    Income (loss) before income taxes and other              5,201          6,211         (3,714)        (6,814)
     items below
Income tax expense (benefit)                                 1,234            998         (2,808)        (3,951)
Equity in net loss of affiliate                                 10              -            132              -
Minority interest in subsidiaries' net loss                      -            (13)             -           (787)
                                                       -----------    -----------    -----------    -----------
   Net income (loss)                                     $   3,957      $   5,226      $  (1,038)     $  (2,076)
                                                       ===========    ===========    ===========    ===========

Earnings (loss) per common share:
  Basic                                                  $    0.06      $    0.07      $   (0.01)     $   (0.03)
  Diluted                                                $    0.05      $    0.07      $   (0.01)     $   (0.03)

Weighted shares outstanding:
  Basic                                                     71,762         70,646         71,440         70,121
  Diluted                                                   75,640         75,590         71,440         70,121

                         ENTEGRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Nine months ended
                                                                       -------------------------------------
                                                                         May 31, 2003         June 1, 2002
                                                                       ----------------     ----------------
OPERATING ACTIVITIES
Net loss                                                                 $  (1,038)           $  (2,076)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
   Depreciation and amortization                                            20,408               20,795
    Impairment of property and equipment                                       572                1,960
    Impairment of investment in Metron Technology N.V.                       4,452                    -
    Provision for doubtful accounts                                             70                   84
    Provision for deferred income taxes                                     (2,262)                 137
    Equity in net loss of affiliates                                           132                    -
    Loss on sale of property and equipment                                      52                  601
    Minority interest in subsidiaries' net loss                                  -                 (787)
    Changes in operating assets and liabilities, net of effect of acquisitions:
        Trade accounts receivable                                          (11,604)               1,383
        Trade accounts receivable due from affiliates                        1,255                2,383
        Inventories                                                         (2,353)               7,990
        Accounts payable and accrued liabilities                             4,154              (18,383)
        Other current assets                                                  (182)               2,457
        Accrued income taxes and refundable income taxes                     7,730                 (745)
        Other                                                                  188                 (651)
                                                                       ----------------     ----------------
          Net cash provided by operating activities                         21,574               15,148
                                                                       ----------------     ----------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                       (9,359)             (17,002)
Acquisition of businesses, net of cash acquired                            (44,299)              (6,883)
Purchases of intangible assets                                                (981)                (514)
Proceeds from sales of property and equipment                                   36                1,427
Purchases of short-term investments                                        (22,809)             (63,216)
Maturities of short-term investments                                        44,154               62,760
Other                                                                       (1,571)                (451)
                                                                       ----------------     ----------------
          Net cash used in investing activities                            (34,829)             (23,879)
                                                                       ----------------     ----------------

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt
                                                                            (3,581)              (4,719)
Proceeds from short-term borrowings and long-term debt                      15,315                5,055
Issuance of common stock                                                     2,778                4,546
                                                                      -----------------    -----------------
          Net cash provided by financing activities                         14,512                4,882
                                                                      -----------------    -----------------
Effect of exchange rate changes on cash and cash equivalents                   109                 (164)
                                                                      -----------------    -----------------
Increase (decrease) in cash and cash equivalents                             1,366               (4,013)
Cash and cash equivalents at beginning of period                            74,830               74,451
                                                                      -----------------    -----------------
Cash and cash equivalents at end of period                               $  76,196            $  70,438
                                                                      =================    =================

See accompanying notes to consolidated financial statements.

                         ENTEGRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.      Summary of Significant Accounting Policies

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of May 31, 2003 and August 31, 2002, the results of operations for the three months and nine months ended May 31, 2003 and June 1, 2002 and cash flows for the nine months ended May 31, 2003 and June 1, 2002. Certain prior year amounts have been reclassified to conform to the current period presentation.

        The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K for the year ended August 31, 2002. The results of operations for the three months and nine months ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year.

        The Company's fiscal year is a 52- or 53-week period ending on the last Saturday of August. The fiscal year ending August 30, 2003 comprises 52 weeks. In fiscal 2003, the Company's interim quarters end on November 30, 2002, March 1, 2003 and May 31, 2003. The previous fiscal year ended on August 31, 2002 and comprised 53 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 30, 2003 is referred to as "fiscal 2003".

        Stock-Based Compensation The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          Three Months Ended     Nine Months Ended
                                                          ------------------    --------------------
                                                          May 31,    June 1,     May 31,     June 1,
                                                           2003       2002        2003        2002
                                                          -------    -------    ---------   --------
Net income (loss), as reported                            $ 3,957    $ 5,226    $ (1,038)   $ (2,076)
Stock compensation expense - fair value based method       (1,672)    (1,357)     (4,826)     (3,764)
                                                          -------    -------    --------    --------
Pro forma net income (loss)                               $ 2,285    $ 3,869    $ (5,864)   $ (5,840)

Basic net earnings (loss) per share, as reported          $  0.06    $  0.07    $  (0.01)   $  (0.03)
Pro forma basic net earnings (loss) per share             $  0.03    $  0.05    $  (0.08)   $  (0.08)

Diluted net earnings (loss) per share, as reported        $  0.05    $  0.07    $  (0.01)   $  (0.03)
Pro forma diluted net earnings (loss) per share           $  0.03    $  0.05    $  (0.08)   $  (0.08)
                                                          -------    -------    --------    --------

        For employee stock options granted during the first nine months of fiscal 2003, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of -0-%, 2) an expected stock price volatility of 77%, 3) a risk-free interest rate of 3.75% and 4) an expected

        Revenue Recognition The Company sells its products throughout the world primarily to companies in the microelectronics industry. The Company's practice is to recognize revenue and the related cost of sales upon shipment of materials integrity products. For certain precision cleaning equipment sales, which constituted less than 3% of sales, with installation and customer acceptance provisions, revenue is recognized upon fulfillment of such provisions.

        life of 8 years. The weighted average fair value of options granted during the first nine months of fiscal 2003 with all exercise prices equal to the market price at the date of grant was $4.95.

2.      Earnings (loss) per share

        The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share.

                                               Three Months Ended          Nine Months Ended
                                             ----------------------     ------------------------
                                               May 31,    June 1,         May 31,       June 1,
                                                2003       2002            2003          2002
                                             ----------  ----------     ----------    ----------
    Basic weighted common shares
      outstanding                            71,762,000  70,646,000     71,440,000    70,121,000
    Weighted common shares assumed upon
      exercise of stock options               3,878,000   4,944,000              -             -
                                             ----------  ----------     ----------    ----------
    Diluted weighted common shares and
      common shares equivalent outstanding   75,640,000  75,590,000     71,440,000    70,121,000
                                             ==========  ==========     ==========    ==========

        The effect of the inclusion of stock options for the nine-month periods ended May 31, 2003 and June 1, 2002 is anti-dilutive.

3.      Inventories

        Inventories consist of the following (in thousands):

                                             May 31, 2003    August 31, 2002
                                             ------------    ---------------
        Raw materials                           $10,184          $13,015
        Work-in process                           2,600            2,163
        Finished goods                           31,660           23,216
        Supplies                                    582              465
                                             ------------    ---------------
           Total inventories                    $45,026          $38,859
                                             ============    ===============

4.      Comprehensive Income (Loss)

        For the three months and nine months ended May 31, 2003 and June 1, 2002 net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows (in thousands):

                                                Three months ended     Nine months ended
                                                ------------------     -----------------
                                                May 31,    June 1,     May 31,   June 1,
                                                 2003       2002        2003      2002
                                                -------    -------     -------   -------
        Net income (loss)                       $ 3,957    $ 5,226     $(1,038)  $(2,076)
        Items of other comprehensive income
           (loss)
          Foreign currency translation
           gain (loss)                              551        833       1,201      (628)
          Net change in unrealized gain
           (loss) on marketable securities        1,102        (27)        215     1,762
          Reclassification adjustment for
           impairment loss on marketable
           securities included in earnings            -          -       1,913         -
                                                -------    -------     -------   -------
        Comprehensive income (loss)             $ 5,610    $ 6,032     $ 2,291   $  (942)
                                                =======    =======     =======   =======

5.      Nonrecurring Charge

        During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As expected, the Company closed the Upland plant in the second quarter, with the majority of the facility's equipment sold, disposed of, or moved to Chaska, Minnesota by the end of February 2003. As of May 31, 2003, future cash outlays of $0.7 million remained outstanding in connection with the aforementioned charge, and are primarily related to severance payments of $0.3 million, which run through May 2004, and lease commitments of $0.4 million, which run through July 2005.

6.      Impairment of Investment in Metron Technology N.V.

        The Company's Results of Operations for the nine months ended May 31, 2003 include other expense of $5.1 million. In the first quarter of fiscal 2003, the Company recorded an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company's equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owns about 1.6 million shares of Metron common stock. Prior to the impairment charge, the Company's investment in Metron Technology N.V. common stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary at that time. Accordingly, an impairment loss of $4.5 million was recorded in the first quarter of fiscal 2003 and the investment in Metron common stock written down to a new carrying value of $3.1 million. At May 31, 2003, the Company's investment in Metron Technology N.V. common stock had a fair value of $3.8 million.

7.      Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the Company's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 beginning in the second quarter of the Company's fiscal year 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal 2003. The interim disclosure requirements were adopted for the Company's third quarter of fiscal 2003.

8.      Warranty Guarantees

        The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the nine-month periods ended May 31, 2003 and June 1, 2002 (in thousands):

                                                                  Nine Months Ended
                                                             ---------------------------
                                                             May 31, 2003   June 1, 2002
                                                             ---------------------------
        Balance at beginning of fiscal year                     $700          $1,314
        Accrual for warranties issued during the period          644             455
        Settlements during the period                           (611)           (769)
                                                             ---------------------------
        Balance at end of period                                $733          $1,000
                                                             ===========================

9.      Acquisitions

        During the second quarter of fiscal 2003, Entegris completed two cash acquisitions totaling $44.3 million. In January 2003, the Company acquired substantially all of the assets of Electrol Specialties Company
        (ESC) in a cash transaction. ESC, an Illinois-based company, provides stainless steel system designed and fabricated Clean-In-Place (CIP) technology to customers in the biopharmaceutical industry. Intangible assets of approximately $2.4 million were recorded in connection with the transaction. Entegris retained ESC's existing management team and employees, and continues to manufacture CIP products at ESC's leased facility in Illinois.

        In February 2003, Entegris acquired the wafer and reticle carrier
        (WRC) product lines of Asyst Technologies, Inc., a California-based provider of integrated automation systems that maximize semiconductor manufacturing productivity. Under terms of the purchase agreement, Entegris paid $38.75 million for all assets associated with Asyst's WRC product lines and intellectual property. Entegris hired key Asyst employees involved with these product lines. Intangible assets of approximately $34.1 million were recorded in connection with the transaction. Entegris completed the move of the production of the purchased WRC product line to its Chaska, Minnesota facilities in the third quarter of fiscal 2003. The Company is in the process of completing its analysis of a recently completed third-party valuation of the tangible and intangible assets acquired in the WRC product line acquisition. Related thereto, during the quarter ended May 31, 2003, the Company adjusted its preliminary purchase allocation to reflect the third-party valuation of the tangible and intangible assets. Identifiable intangible assets and goodwill totaled $34.1 million, or $0.3 million over the amount originally estimated.

        Each of the above transactions was accounted for by the purchase method. Accordingly, the Company's consolidated financial statements include the net assets and results of operations from the dates of acquisition.

        The following table provides Company results as if the acquisitions occurred at the beginning of fiscal 2003.

(In thousands, except per share data)           Three months ended May 31, 2003     Nine months ended May 31, 2003
------------------------------------------------------------------------------------------------------------------
                                                  As reported        Pro forma       As reported        Pro forma
                                                ------------------------------------------------------------------
Net sales                                          $69,996            $69,996         $177,848          $ 194,948
Net income                                           3,957              3,957           (1,038)             1,017
Basic earnings (loss) per share                       0.06               0.06            (0.01)              0.01
Diluted earnings (loss) per share                     0.05               0.05            (0.01)              0.01

10.  Intangible Assets and Goodwill

As of May 31, 2003, goodwill amounted to $63.8 million, which included fiscal 2003 changes of $32.3 million addition associated with the purchase price allocation of the wafer and reticle product lines of Asyst Technologies, and a $0.2 million addition related to prior year acquisitions. Other intangible assets, which include patents and other identifiable intangible assets, net of amortization, of $32.5 million as of May 31, 2003, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

                                                                    As of May 31, 2003
                                                      ---------------------------------------------
                                                           Gross carrying              Accumulated
Amortized intangible assets:                                    amount                amortization
--------------------------------------------------    ---------------------------------------------
Patents                                                           $18,301              $4,904
Unpatented technology                                               9,844               1,941
Employment and noncompete agreements                                5,837               1,401
Other                                                               7,965               1,239
                                                      ---------------------------------------------
                                                                  $41,947              $9,485
                                                      =============================================

Aggregate amortization expense for the third quarter and first nine months of fiscal 2003 amounted to $1.2 million and $3.3 million, respectively. Estimated amortization expense for the fiscal years 2003 to 2007 is $4.6 million, $5.1 million, $4.8 million, $4.6 million and $4.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that protect and transport the critical materials used in key technology-driven industries. Entegris primarily derives its revenue from the sale of products to the semiconductor and data storage industries. Cost of sales includes polymers and purchased components, manufacturing personnel, supplies and fixed costs related to depreciation and operation of facilities and equipment. The Company's customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

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

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected significantly by estimates, assumptions and judgments used in the preparation of the Company's consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At May 31, 2003, the Company's allowance for doubtful accounts was $2.0 million, up $0.2 million from $1.8 million at August 31, 2002.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. The Company's reserve for sales returns and allowances was $1.0 million at May 31, 2003 compared to $1.2 million at August 31, 2002.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company's warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. The Company's accrual for estimated future warranty costs was $0.7 million at May 31, 2003, unchanged from $0.7 million at August 31, 2002.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $5.4 million at May 31, 2003, down from $5.8 million at August 31, 2002.

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

The Company's marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary, requiring an impairment loss to be recorded and the investment written down to a new cost basis. At May 31, 2003, the Company's investment in Metron Technology N.V. common stock had a carrying value of $3.1 million with a fair value of $3.8 million.

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

The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that the Company would not be able to realize all or part of its deferred tax assets. At May 31, 2003, the Company carried a valuation allowance of $1.1 million against its net deferred tax assets with respect to certain foreign net operating loss carryforwards. In the event it was determined that the Company would not be able to realize all or part of its remaining net deferred tax assets in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

Three and Nine Months Ended May 31, 2003 Compared to Three and Nine Months Ended June 1, 2002

The following table compares quarterly results with year-ago results, as a percent of sales, for each caption.

                                                      Three Months Ended          Nine Months Ended
                                                  -------------------------------------------------------
                                                      May 31,                     May 31,
                                                       2003     June 1, 2002       2003    June 1, 2002
                                                  -------------------------------------------------------
Net sales                                             100.0%        100.0%        100.0%       100.0%
Cost of sales                                          56.5          52.9          57.9         61.4
                                                  -------------------------------------------------------
     Gross profit                                      43.5          47.1          42.1         38.6
Selling, general and administrative expenses           29.0          32.3          33.2         34.9
Nonrecurring charges (reversals)                          -          (2.7)          1.0          1.5
Engineering, research and development
   expenses                                             6.7           7.1           7.3          8.2
                                                  -------------------------------------------------------
     Operating income (loss)                            7.9          10.5           0.6         (6.0)
Interest income, net                                      -          (0.4)         (0.2)        (0.7)
Other expense (income), net                             0.5           0.4           2.9         (0.9)
                                                  -------------------------------------------------------
     Income (loss) before income taxes and other
      items below                                       7.4          10.4          (2.1)        (4.4)
Income tax expense (benefit)                            1.8           1.7          (1.6)        (2.5)
Equity in net loss of affiliate                           -             -           0.1            -
Minority interest in subsidiaries' net loss               -             -             -         (0.5)
                                                  -------------------------------------------------------
     Net income (loss)                                  5.7%          8.8%         (0.6)%       (1.3)%
                                                  =======================================================

Effective tax rate                                     23.7%         16.1%        (75.6)%      (58.0)%

Net sales Net sales increased 17% to $70.0 million in the third quarter of fiscal 2003, compared to $59.7 million in the third quarter of fiscal 2002. For the third quarter, the Company estimates that about 60% of total sales was for unit-driven products and 40% for products associated with capital spending, a similar breakdown to the fiscal year's first two quarters. Sequentially, third quarter sales were 29% higher than sales of $54.1 million reported for the second quarter of fiscal 2003. About 40% of the increase related to sales from the wafer and reticle carrier product line acquired in the second quarter. Net sales for the first nine months of fiscal 2003 were $177.8 million, up 14% from $156.3 million in the comparable year-ago period.

The semiconductor market generated about 76% of the Company's overall sales for the quarter, with sales up about 7% over the prior year. Sequentially, net sales for semiconductor market products increased 30% from the previous quarter. As anticipated, the Company had increased sales from the wafer and reticle carrier product line, which was acquired in the second quarter. This factor accounted for about one-half of the sequential increase in semiconductor market sales. However sales for the Company's entire microenvironment product offering, which includes 300mm FOUPs, increased. Sales for wafer shippers also were up significantly from last quarter, particularly in Japan where many customers held orders last quarter while Entegris completed the transition to direct sales in Japan. In addition, the Company began to ship its new WafershieldTM wafer shippers in volume. Sales for fluid handling products were about flat with from the previous quarter.

The Company's data storage products accounted for about 13% of net sales, up 48% from the third quarter a year ago. Sequentially, data storage product sales were 20% higher than in the second quarter. These sales levels have not been achieved since the second quarter of fiscal 2001.

The Company believes that most of the form-factor and process changes in the industry that resulted in increased sales have played out. Therefore, the Company would expect sales levels for data storage products to return to a more normalized level in the fourth quarter.

Third quarter service business revenue, which accounted for about 8% of Entegris' overall sales rose 47% compared to the year-ago quarter and 44% compared to the second quarter. This increase is primarily due to sales of equipment used to clean wafer and disk carrier's, and shipping products. In addition, on- and off-site service sales also improved.

About 3 percent of overall sales for the quarter were generated in the life science market. Sales increased by 40 percent from the second quarter primarily due to the inclusion of the clean-in-place acquisition for the entire quarter.

On a geographic basis, Entegris' total sales in North America were 40%, in Asia Pacific 28%, in Europe 18% and in Japan 14%. Year-over-year third quarter sales comparisons saw solid sales gains in Europe, Japan and Asia Pacific offset partly by slightly lower sales in North America. Sequentially, third quarter sales improved in all regions, particularly in Europe, which recorded strong sales of microenvironment products.

Overall, semiconductor industry conditions remain difficult. There also continues to be considerable risks related to geopolitical conditions and the world economy. Accordingly, the Company's projection for next quarter is subject to uncertainty. The Company estimates that sales for its fourth quarter will be similar to third quarter levels.

Gross profit Gross profit in the third quarter of fiscal 2003 improved 8% to $30.5 million, compared to $28.1 million reported in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, gross profit was $74.9 million, up 24% from $60.3 million recorded in the first nine months of fiscal 2002. As a percentage of net sales, gross margins for the third quarter and first nine months of the fiscal year were 43.5% and 42.1%, respectively, compared to 47.1% and 38.6%, respectively, in the comparable periods a year ago.

Year-over-year gross margin and gross profit gains were reported by both domestic and international operations. The improvements in fiscal 2003 figures were primarily the result of the increased sales levels noted above, which resulted in higher production levels. In addition, the Company benefited from cost reduction and manufacturing efficiency actions associated with facility consolidations initiated over the past two years. The Company also invested in automation and the creation of manufacturing centers focused on the production of products with similar requirements in order to maximize the utilization of the Company's facilities.

With the strong increase in sales from quarter to quarter, the Company typically would have expected a higher gross margin for the quarter. However, the quarter included transition costs of approximately $0.7 million related to the integration of the wafer and reticle carrier product line acquisition. Also negatively influencing margins were the stronger sales in services and life sciences, two of the Company's new markets. While products and concepts are in the development stage, the Company anticipates margins for such products and services to be below those of the semiconductor and data storage market. Gross margins for the company may therefore by somewhat more volatile, depending on sales mix, as the markets for new products and services develop.

As discussed above, management anticipates fourth quarter sales levels to remain similar with those reported in the third quarter. With the absence of most of the transition costs recorded in the third quarter related to integrations, the Company expects gross margins to improve slightly next quarter.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased 5% to $20.3 million in the third quarter of fiscal 2003 from $19.3 in the third quarter of fiscal 2002. SG&A expenses for the third quarter were up 2% from the second quarter of fiscal 2003. On a year-to-year basis, SG&A expenses rose by 8% to $59.0 million compared to $54.5 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 33.2% from 34.9% a year ago. This decline reflects the higher SG&A costs being more than offset by the Company's increase in net sales.

The year-to-year increase in SG&A expenses is primarily due to the higher sales commissions and incentive compensation accruals. In addition, fiscal 2003's second and third quarters include amortization and other additional costs associated with the Company's two recent acquisitions, and the transition to a direct sales model in Japan for certain products previously sold under a distribution relationship.

Looking forward, the Company expects that SG&A expenses will generally increase as sales and profitability improve, and higher sales commissions, profit sharing and charitable donation accruals are recorded.

Nonrecurring charges (reversals) The Company recorded no nonrecurring charges in the third quarter of fiscal 2003, compared to a $1.6 million pre-tax benefit in the third quarter of fiscal 2002 associated with the reversal of earlier accruals related to the plant closures of some of our facilities. Approximately $1.0 million of the reversal was associated with the favorable settlement of future lease commitments, which the Company had previously accrued in full.

During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As expected, the Company closed the Upland plant in the second quarter, with the majority of the facility's equipment sold, disposed of, or moved to Chaska, Minnesota by the end of February 2003. As of May 31, 2003, future cash outlays of $0.7 million remained outstanding in connection with the aforementioned charge, and are primarily related to severance payments of $0.3 million, which run through May 2004, and lease commitments of $0.4 million, which run through July 2005.

In the first quarter of 2002, the Company's results included a nonrecurring charge of $4.0 million in connection with the closures of the Company's Chanhassen, Minnesota and one of its Chaska, Minnesota plants. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment. As of May 31, 2003, future cash outlays of $0.1 million remained outstanding in connection with the aforementioned charge.

Engineering, research and development expenses (ER&D) ER&D expenses increased 11% to $4.7 million, or 6.7% of net sales, in the third quarter of fiscal 2003 as compared to $4.2 million, or 7.1% of net sales, for the same period in fiscal 2002. ER&D expenses rose 2% to $13.0 million, or 7.3% of net sales, in the first nine months of fiscal 2003 as compared to $12.7 million, or 8.2% of net sales, a year-ago period, mainly reflecting higher net sales. The Company's ER&D activities continue to focus on the support of current product lines, and the development of new products and manufacturing technologies. Also, the Company's ER&D expenses will increase by approximately $0.6 million over the last half of the year due to the addition of employees hired in connection with the Company's second-quarter acquisition of Asyst Technologies, Inc.'s WRC product lines.

Interest income, net Net interest income was $25,000 in the third quarter of fiscal 2003 compared to $0.2 million in the third quarter of fiscal 2002. Net interest income was $0.3 million in the first nine months of fiscal 2003 compared to $1.1 million for the same period in fiscal 2002. The changes mainly reflect the significantly lower rates of interest currently available on the Company's investments in short-term debt securities compared to the year-ago period.

Other expense (income), net Other expense was $0.3 million in the third quarter of fiscal 2003, essentially unchanged from the year-ago quarter. Other expense was $5.1 million in the first nine months of fiscal 2003 compared to other income of $1.5 million in the comparable period a year ago.

Other expense in the first quarter of fiscal 2003 included an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company's equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owns about 1.6 million shares of Metron common stock. Prior to the impairment charge, the Company's investment in Metron Technology N.V. common stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recorded and the investment in Metron common stock written down to a new carrying value of $3.1 million. At May 31, 2003, the Company's investment in Metron Technology N.V. common stock had a fair value of $3.8 million.

Other income for the first nine months of fiscal 2002 included $1.3 million of foreign currency gains, with about $0.7 million associated with the realization of translation gains from the Company's liquidated Korean entity.

Income tax expense (benefit) The Company recorded income tax expense of $1.2 million for the third quarter of fiscal 2003 compared to income tax expense of $1.0 million in the third quarter a year ago. For the first nine months of fiscal 2003, the Company booked an income tax benefit of $2.8 million compared to an income tax benefit of $4.0 million in the first nine months of fiscal 2002.

The effective year-to-date tax rate was (75.6%) in fiscal 2003, compared to (58.0%) for the first nine months of fiscal 2002. The difference between (75.6%) and the U.S. statutory tax rate of 35% is primarily due to lower taxes on foreign operations, the tax effect from the impairment loss recorded on the Company's investment in Metron stock, a tax benefit associated with export activities, and a tax credit associated with R&D activities. Tax calculations at fairly low profitability levels are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company's effective tax rate during the remainder of the fiscal year.

Equity in net loss of affiliates The Company's equity in the net loss of affiliates was $10,000 and $0.1 million, respectively, in the third quarter and first nine months of fiscal 2003 and represents the Company's share of losses in entities accounted for under the equity method of accounting. No equity in the net earnings of affiliates was recorded in fiscal 2002 as the Company did not have entities under the equity method of accounting during that period.

Minority interest The Company recorded no minority interest for the three-month and nine-month periods ended May 31, 2003 as all of its consolidated subsidiaries are presently 100%-owned. For the third quarter and first nine months of fiscal 2002, the minority interest in subsidiaries' net loss was $13,000 and $0.8 million, respectively, reflecting net operating losses of the Company's formerly 51%-owned Japanese subsidiaries, which became 100%-owned in February 2002.

Net income (loss) The Company recorded net income of $4.0 million, or $0.05 per diluted share, in the third quarter of fiscal 2003, compared to net income of $5.2 million, or $0.07 per diluted share, in the year-ago period. For the first nine months of fiscal 2003, the Company recorded a net loss of $1.0 million, or $0.01 per diluted share, compared to a net loss of $2.1 million, or $0.03 per diluted share, in the comparable period a year earlier.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $21.6 million in the first nine months of fiscal 2003, with $4.3 million generated in the third quarter. The Company's year-to-date net loss of $1.0 million was more than offset by noncash charges, including depreciation and amortization of $20.4 million and the impairment loss of $4.5 million on the Company's investment in Metron Technology. In addition, the Company's operating cash flows benefited from the collection of refundable income taxes of $7.7 million and an increase in payables and accrued liabilities of $4.2 million. Partially offsetting these items providing operating cash flow were increases in accounts receivable of $10.3 million, mainly reflecting higher third quarter sales, and in inventory of $2.4 million, which relates to the third quarter build-up of inventory in Japan as the Company transitioned to a direct sales model for products previously sold under a distribution relationship. Other changes to working capital accounts were relatively minor for the Company. Working capital at May 31, 2003 stood at $148.6 million, including $99.5 million in cash, cash equivalents and short-term investments.

Investing activities. Cash flow used in investing activities totaled $34.8 million in the first nine months of fiscal 2003. Acquisition of property and equipment totaled $9.4 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures will be in the range of $12 to $15 million during fiscal 2003, consisting mainly of spending on manufacturing equipment, tooling and information systems.

During the second quarter of fiscal 2003, the company made two cash acquisitions totaling $44.3 million. In January 2003, the Company purchased the assets of Electrol Specialties Company (ESC), a market leader in Clean-In-Place technology. In February 2003, the Company purchased the Wafer and Reticle Carrier product lines of Asyst Technologies, Inc. Each of the above transactions was accounted for by the purchase method. Accordingly, the Company's consolidated financial statements include the net assets and results of operations from the dates of acquisition. The Company is in the process of reviewing and finalizing valuations of the tangible and intangible assets acquired in these acquisitions.

The Company had maturities, net of purchases, of short-term investments of $21.3 million during the first nine months of fiscal 2003. Short-term investments stood at $23.3 million at May 31, 2003.

Financing activities Cash provided by financing activities totaled $14.5 million during the first nine months of fiscal 2003. The company made payments of $3.6 million on borrowings, while proceeds from short-term borrowings were $15.3 million. The Company received $2.8 million in proceeds in connection with common shares issued under the Company's stock option and stock purchase plans.

As of May 31, 2003, the Company's sources of available funds comprised $99.5 million in cash, cash equivalents, short-term investments plus various credit facilities. Entegris has unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $40 million, with $12.0 million in borrowings outstanding at May 31, 2003 and lines of credit with seven international banks that provide for borrowings of currencies for the Company's overseas subsidiaries, equivalent to an aggregate of approximately $11 million. Borrowings outstanding on these lines of credit were approximately $8.4 million at May 31, 2003. In addition, the Company's overseas subsidiaries had other short-term borrowings under informal arrangements totaling $2.9 million at May 31, 2003.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of May 31, 2003, are $203 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

On June 9, 2003, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission. Up to 25,000,000 shares of the Company's common stock may be offered from time to time under the registration statement, including 15,500,000 newly issued shares by Entegris and 9,500,000 currently outstanding shares by certain shareholders of the Company. The common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The Company stated that it would use the net proceeds from any sale of new Entegris shares for general corporate purposes or to finance acquisitions. The Company would not receive any proceeds from any sale of shares by the selling shareholders.

At May 31, 2003, the Company's shareholders' equity stood at $327.2 million compared to $322.1 million at the beginning of the fiscal year. The Company's net loss of $1.0 million for the nine months ended May 31, 2003 was more than offset by proceeds of $2.8 million from the issuance of common shares under the

Company's stock option and stock purchase plans and increases in other comprehensive income totaling $3.3 million.

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

Recently Issued Accounting Pronouncements

In December 2002, the Emerging Issues Task Force issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable for the Company for revenue arrangements entered into in fiscal 2004. The Company does not expect the adoption of EITF 00-21 to have an impact on current revenue recognition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Entegris's principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company's current exposure to interest rate fluctuations is not significant. Most of its long-term debt debt at May 31, 2003 carries fixed rates of interest. The Company's cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.5 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At May 31, 2003, the company was party to forward contracts to deliver Japanese yen with notional value of approximately $25 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $1.0 million.

The Company's investment in Metron common stock is accounted for as an available-for-sale security. The company is exposed to fluctuations in the price of Metron stock. At May 31, 2003, the Company's investment in Metron Technology N.V. common stock had a carrying value of $3.1 million with a fair value of $3.8 million. A 25% adverse change in Metron's per share price would result in an approximate $1.0 million decrease in the fair value of the Company's investment as of May 31, 2003.

Item 4.  Controls and Procedures

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

PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flour Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at a customer's facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from Entegris. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows

Item 6.  Exhibits and Reports on Form 8-K

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

(b)      Reports on Form 8-K

         A Current Report on Form 8-K/A was filed on April 25, 2003 to amend the Registrant's Current Report on Form 8-K, dated February 11, 2003 and filed with the Securities and Exchange Commission on February 26, 2003, relating to the purchase by the Registrant of wafer and reticle carrier ("WRC") product lines from Asyst Technologies, Inc. (Asyst). The Report amended the information provided under Item 7 - Financials Statements and Exhibits.

         CONFORMED COPY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ENTEGRIS, INC.

Date:   July 15, 2003                              /s/ James E. Dauwalter
                                                   ----------------------
                                                   James E. Dauwalter
                                                   President and Chief Executive
                                                   Officer

Date:   July 15, 2003                              /s/ John D. Villas
                                                   ------------------
                                                   John D. Villas
                                                   Chief Financial Officer