Form 10-Q/A
period 2003-03-01
ENTEGRIS INC
filed 2003-07-21
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

FORM 10-Q/A

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

The Company is awaiting the completion of a third-party valuation of the tangible and intangible assets acquired in the WRC product line acquisition.

Each of the above transactions was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the dates of acquisition. The following table provides Company results as if the acquisitions occurred at the beginning of fiscal 2003.

(In thousands, except per share data)	Three months ended March 1, 2003		Six months ended March 1, 2003
	As reported	Pro forma	As reported	Pro forma
Net sales	$54,131	$59,523	$107,852	$124,952
Net income	647	1,285	(4,995)	(2,940)
Basic earnings (loss) per share	0.01	0.02	(0.07)	(0.04)
Diluted earnings (loss) per share	0.01	0.02	(0.07)	(0.04)

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

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased 13% to $19.8 million in the second quarter of fiscal 2003 from $17.6 million in the second quarter of fiscal 2002. SG&A expenses for the second quarter were up 5% from the first quarter of fiscal 2003. On a year-to-year basis, SG&A expenses rose by 10% to $38.8 million compared to $35.2 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 35.9% from 36.5% a year ago. This decline reflects the higher SG&A costs being more than offset by the Company’s increase in net sales.

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

As of March 1, 2003, the Company’s sources of available funds comprised $102.6 million in cash, cash equivalents, short-term investments plus various credit facilities. Entegris has unsecured revolving commitments with two commercial banks with aggregate borrowing capacity of $40 million, with $14.0 million in borrowings outstanding at March 1, 2003 and lines of credit with seven international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $11 million. Borrowings outstanding on these lines of credit were approximately $8.5 million at March 1, 2003. In addition, the Company’s overseas subsidiaries had other short-term borrowings under informal arrangements totaling $4.5 million at March 1, 2003.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of March 1, 2003, are $202 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In September 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flour Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at a customer’s facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from Entegris. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

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

2.1

Asset Purchase Agreement (without exhibits or schedules) of the Wafer and Reticle Carrier Business of Asyst Technologies, Inc. by Entegris, Inc. and Entegris Cayman Ltd. entered into as of February 11, 2003. Pursuant to Item

601(b)(2) of Regulation S-K, the Registrant shall furnish a copy of the omitted exhibits and schedules to the Commission upon request.

10	.1*	Patent Assignment and Cross-License and Trademark License Agreement entered into as of February 11, 2003 by and between Entegris, Inc., Entegris Cayman Ltd., and Asyst Technologies, Inc.

10.2		Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10	.3**	First Amendment to Credit Agreement dated October 2000, effective as of August 31, 2000, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.4		Second Amendment to Credit Agreement dated as of March 1, 2002, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10	.5**	Consent and Amendment Agreement dated as of February 7, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.6		Fourth Amedment dated as of February 26, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

99	.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	.3**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99	.4**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*		Confidential information has been omitted from this exhibit and filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

*	*	Previously filed on Form 10-Q filed April 15, 2003 for quarter ended March 1, 2003.

(b)	Reports on Form 8-K

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

ENTEGRIS, INC.

Date:	July 21, 2003	/s/ JAMES E. DAUWALTER
James E. Dauwalter President and Chief Executive Officer

Date:	July 21, 2003	/s/ JOHN D. VILLAS
John D. Villas Chief Financial Officer