Form 10-Q/A
period 2003-03-01
ENTEGRIS INC
filed 2003-10-24
CIK 1101302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended      March 1, 2003     Commission File Number     000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Minnesota	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant’s Telephone Number         (952) 556-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Xand (2) has been subject to such filing requirements for the past 90 days. YES     X     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     X     NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock, $0.01 Par Value	71,614,697

Explanatory Note:

This Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 1, 2003 is being made pursuant to the resolution of matters contained in a confidential treatment request made to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This Amendment No. 2 includes a revised listing of exhibits as found below in Item 6(a) and files Exhibit 2.1 without a legend indicating that certain information was omitted pursuant to a confidential treatment request.

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)         Exhibits:

2.1	Asset Purchase Agreement of the Wafer and Reticle Carrier Business of Asyst Technologies, Inc. by Entegris, Inc. and Entegris Cayman Ltd. entered into as of February 11, 2003

10.1 * #	Patent Assignment and Cross-License and Trademark License Agreement entered into as of February 11, 2003 by and between Entegris, Inc., Entegris Cayman Ltd., and Asyst Technologies, Inc.

10.2 *	Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.3 **	First Amendment to Credit Agreement dated October 2000, effective as of August 31, 2000, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.4 *	Second Amendment to Credit Agreement dated as of March 1, 2002, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.5 **	Consent and Amendment Agreement dated as of February 7, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.6 *	Fourth Amendment dated as of February 26, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

99.1 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4 **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on Form 10-Q/A filed July 21, 2003 for the quarter ended March 1, 2003.

**	Previously filed on Form 10-Q filed April 15, 2003 for the quarter ended March 1, 2003.

#	Confidential information has been omitted from these exhibits and filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: October 24, 2003	/s/ John D. Villas
John D. Villas Chief Financial Officer on behalf of the Registrant and as Principal Financial Officer