Form 10-K
period 2003-08-30
ENTEGRIS INC
filed 2003-11-26
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1941551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Lyman Boulevard

Chaska, Minnesota 55318

(Address of principal executive offices)

Registrant’s telephone number, including area code: (952) 556-3131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on October 31, 2003 as reported by the Nasdaq National Market, was approximately $595 million. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.01 Par Value, as of October 31, 2003 was 72,627,592.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual General Meeting of Shareholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended August 30, 2003, are incorporated by reference into Part III of this report. (The Audit Committee Report, the Compensation and Stock Option Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. This includes in particular, Part II, Item 7 of this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would” or the negative of such terms or other comparable terminology. Such forward-looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties, both known and unknown, that could cause actual events or results to differ materially from these forward-looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in Item 1 of this report. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, it cannot guarantee future results, levels of activity, performance or achievements. The Company undertakes no duty to update any of the forward-looking statements after the date of this report.

ENTEGRIS WEBSITE

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through its website (www.entegris.com) under the “Investor Relations” caption free of charge as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC).

Information relating to corporate governance at Entegris, including the Company’s Code of Ethics and Conduct and information concerning our executive officers, directors and Board committees, including the Audit Committee charter and transactions in Entegris securities by directors and officers, is available on or through our website at www.entegris.com under the “Corporate Governance” and “Financial Reports” captions within the “Investor Relations” caption.

Entegris is not including the information on its website as a part of, or incorporating it by reference into, its Form 10-K.

PART I

ITEM 1. BUSINESS

Our Company

Entegris was incorporated in June 1999 to effect the business combination of Fluoroware, Inc., which began operating in 1966, and EMPAK, Inc., which began operating in 1980. Our executive offices are located at 3500 Lyman Boulevard, Chaska, Minnesota 55318, and our telephone number is (952) 556-3131.

Our Business

We are a leading provider of materials integrity management solutions to the microelectronics industry, in particular, the semiconductor and data storage markets. More than 95% of our sales in fiscal 2003 were related to the microelectronics industry. In addition, we leverage our core technology capabilities to extend our materials integrity management solutions to the fuel cell and life sciences markets. Our materials integrity management solutions for the semiconductor industry assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafer manufacturing to packaging of completed integrated circuits. These solutions enable our customers to protect their investment in work-in-process and finished devices by facilitating the safe handling, purity and precision processing of the critical materials used in their manufacturing processes.

Strategy

Our objective is to build upon our leadership in materials integrity management solutions for disks, semiconductor device, equipment and materials suppliers, as well as apply our expertise to the growing materials integrity management needs of other markets. The Company’s strategic five-year goals, established in 2002, are as follows:

•	Be one of the top three companies in all markets served;

•	Generate an even greater percentage of sales from new products and services;

•	Increase annual revenues to $700 million by the end of fiscal 2007;

•	Have new markets contribute $150 million in revenue; and

•	Make operations a competitive weapon by being the most efficient producer of goods and services in every market we serve.

Key elements of our strategy to achieve these objectives are:

•	Broaden our product and service offerings;

•	Expand into new markets;

•	Increase our operational efficiencies;

•	Expand our technological leadership; and

•	Pursue selective acquisitions.

BUSINESS

Overview

We are a leading provider of materials integrity management solutions to the microelectronics industry, in particular, the semiconductor and data storage markets. More than 95% of our sales in fiscal 2003 were related to the microelectronics industry. In addition, we leveraged our core technology capabilities to extend our materials integrity management solutions to the fuel cell and life sciences markets. Our materials integrity management solutions for the semiconductor industry assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafer shipping to the manufacturing and packaging of completed integrated circuits. These solutions enable our customers to protect their investment in work-in-process and finished devices by facilitating the safe handling, purity and precision processing of the critical materials used in their manufacturing processes.

With more than 10,000 standard and customized products, we believe we provide the most comprehensive portfolio of materials integrity management products and services to the microelectronics industry. Our materials integrity management products include wafer shippers, wafer transport and process carriers, standard mechanical interface pods and work-in-process boxes. Our fluid handling products, such as valves, fittings, tubing, pipe and containers, assure the consistent and safe delivery and storage of sophisticated chemicals between chemical manufacturers and semiconductor manufacturers’ point-of-use.

We provide a full range of materials integrity management services across our range of served markets, including the semiconductor, data storage and other markets. Our comprehensive service offering includes product cleaning, certified reuse, on-site and off-site product maintenance and recycling for our wafer, device and disk-handling products. Our outsourced materials integrity management services provide us with a recurring revenue opportunity, while enabling our customers to better focus on their core competencies.

We sell our products worldwide to more than 1,000 customers, who represent a broad base of leading suppliers to the microelectronics industry. None of our customers made up 10% or more of our net sales in fiscal 2003. Our customers in the semiconductor industry include wafer manufacturers, chemical suppliers, equipment manufacturers, device manufacturers and assemblers. Our semiconductor customers include Amkor, Applied Materials, Ashland Chemical, Infineon, Mykrolis, Shin-Etsu Handotai, Samsung and TSMC. Our customers in data storage manufacturing include Komag and Seagate Technology.

International sales represented approximately 50%, 53% and 59% of our sales in fiscal 2001, 2002 and 2003, respectively. We provide our customers with a worldwide network of sales and support personnel, who enable us to offer local service to our global customer base and facilitate the timely and cost-effective delivery of our products.

Industry Background

Semiconductors, or integrated circuits, are the building blocks of today’s electronics and the backbone of the information age. The market for semiconductors has grown significantly over the past decade. This trend is expected to continue due to increased Internet usage and the continuing demand for applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics.

As integrated circuit performance has increased and the size and cost have decreased, the use of semiconductors in these applications has grown significantly despite the fact that, according to the Semiconductor Industry Association, or SIA, worldwide semiconductor revenues declined by 32% to $139 billion from calendar year 2000 to calendar year 2001. However, also according to SIA, the worldwide semiconductor revenues rose nominally to $141 billion in calendar 2002, are expected to rise 16% in 2003 and are anticipated to grow at a compound annual growth rate of about 11% over the next three years to $220 billion in 2006.

The semiconductor materials industry is comprised of a wide variety of materials and consumables that are used through out the semiconductor production process. The extensive and complex process of turning bare silicon wafers into finished integrated circuits is dependent upon a variety of materials used repeatedly throughout the manufacturing process, such as silicon, chemicals, gases and metals. The handling of these materials during the integrated circuit manufacturing process requires the use of a variety of products, such as wafer shippers, wafer transport and process carriers, fluid and gas handling components and integrated circuit trays. Semiconductor unit volume is the primary driver of the demand for these materials and products because they are used or consumed throughout the production process and many are replenished or replaced on a regular basis. While influenced by capacity expansion, the semiconductor materials and materials management industries are historically less cyclical than the semiconductor capital equipment sector.

Semiconductor Manufacturing Process

Semiconductor manufacturing is highly complex and consists of two principal segments: front-end and back-end processes. The front-end process begins with the delivery of raw wafers from wafer manufacturers to semiconductor manufacturers. After the wafers are shipped to semiconductor manufacturers, they are processed into finished wafers. During the front-end process, raw wafers undergo a series of highly complex and sensitive manufacturing steps, during which a variety of materials, including chemicals and gases, are introduced. Once the front-end manufacturing process is completed, finished wafers are transferred to back-end manufacturers or assemblers. The back-end semiconductor manufacturing process consists of test, assembly and packaging of finished wafers into integrated circuits. Materials integrity management products, such as wafer shippers, wafer transport and process carriers, fluid handling components and integrated circuit trays, facilitate the storage, transport, processing and protection of wafers through these front-end and back-end manufacturing steps. Semiconductor manufacturing has become more complex in recent years as new technologies have been introduced to enhance device performance and as larger wafer sizes have been introduced to increase production efficiencies. Increased processing complexity adds significantly to the cost of constructing, equipping a wafer manufacturing facility, or fab, and safely protecting critical materials within the fab, which can now exceed $3 billion.

Materials Integrity Management Focus

In an effort to realize continued productivity gains, semiconductor manufacturers have become increasingly focused on materials integrity management solutions that enable them to safely store, handle, process and transport materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. Wafer processing can involve hundreds of steps and take several weeks. As a result, a batch of 25 fully processed wafers, the maximum number of wafers that can be transported in one of our products, can be worth several million dollars. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be handled carefully and precisely to minimize damage.

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

The importance of efficiently managing materials throughout the manufacturing process and the need to protect wafers is demonstrated by the existence of related standards established by the Semiconductor Equipment and Materials International (SEMI) organization, a leading industry trade organization. SEMI has specifically included the need to eliminate these risks in SEMI’s official standards publication.

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

A key emerging market is the outsourced fab services market, which consists of logistics management, spares and refurbishment, consumables and information technology. The market for outsource services remains largely untapped, as currently these activities are performed primarily by the owners of fabs. A rapidly growing segment within this market is materials integrity management services, which includes sub-micron cleaning and certified re-use and recycling of materials management products. As the materials integrity management market continues to grow, we believe that there is an increasing need for more effective and efficient application of materials integrity management solutions through dedicated, outsourced service offerings.

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

Products and Capabilities

We are a leading provider of materials integrity management solutions that assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafers to completed integrated circuits. Among other things, our comprehensive portfolio of products enable:

•	secure transport of materials, including chemicals and raw silicon wafers, from suppliers to the fab;

•	storage, handling and transport of wafers throughout fab processing;

•	storage, mixing and distribution of chemicals throughout fab processing;

•	delivery of finished wafers to test, assembly and packaging facilities;

•	safe handling of integrated circuit packages and bare die at the test, assembly and packaging facilities; and

•	optimization of product performance and productivity improvement as a result of customized service offerings for product cleaning, inspection, certification and recycling and logistics management.

We also apply our materials integrity expertise within other markets, such as the data storage, life sciences and fuel cell markets. Our comprehensive product line, advanced manufacturing capabilities, extensive polymer expertise and worldwide infrastructure provide significant benefits to our customers.

Comprehensive Product Line

With over 10,000 products, we believe that we offer the broadest product offering of materials integrity management solutions for the microelectronics manufacturing industry. In the semiconductor industry, we offer products to ship, process, test and store wafers before, during and after the integrated circuit manufacturing process.

We also offer a complete product line to transport, process, store and ship chemicals used in the semiconductor manufacturing process. Our capabilities include advanced high purity fluid measurement, including pressure measurement, flow measurement and flow control. In the data storage market, we offer a broad range of products to transport and handle magnetic hard disk drives, read/write heads and optical and compact disks. In addition, we offer materials integrity management services, which provide our customers the ability to outsource their wafer, disk and device handling, product cleaning, maintenance, re-use, certification, recycling and product optimization activities.

Advanced Manufacturing Capabilities

We have a wide range of advanced polymer manufacturing capabilities that use a variety of mold designs to produce high precision products, often in cleanroom facilities. Our polymer capabilities include injection molding, rotational molding, compression molding, blow molding, extrusion, machining, welding and flaring, sheet lining, over-molding, insert molding, prototyping and assembly. These capabilities, coupled with our strengths in advanced tool design and mold-making, high-volume manufacturing, quality assurance and polymer reclaiming, enable us to be a leader in our markets.

Extensive Polymer Expertise

We have extensive research experience with the advanced polymer materials used in our products. We have expertise in material evaluation, analytical chemistry, polymer blending and quality assurance techniques. We understand the properties of advanced polymers, how they interact with other materials used in the semiconductor and disk manufacturing process and how they address the varying conditions of the manufacturing process. We have transferred our advanced polymer knowledge into the fuel cell and life sciences markets, where the properties of highly engineered polymers can be used in various products and manufacturing processes.

Industry and Applications Knowledge

Throughout our 37-year history, we have worked closely with semiconductor and data storage manufacturers and materials suppliers to accumulate considerable insight into the increasingly complex manufacturing requirements of the semiconductor and data storage markets. This insight allows us to more effectively target our research and development toward products that satisfy our customers’ manufacturing requirements. Our industry knowledge encompasses contamination control, electrostatic discharge protection, automation interface, and cleanroom manufacturing.

This industry knowledge has enabled us to serve as a leader in developing industry standards. Our ability to characterize and test products allows us to understand the interaction of our products with wafers and other critical components in our customers’ manufacturing process in order to ensure superior performance while reducing the risk of damage.

Worldwide Infrastructure

Our worldwide infrastructure positions us in every major region of the world where semiconductor or data storage takes place. Our manufacturing operations and support offices in the United States, Europe and Asia enable us to offer local service, the timely and cost-effective delivery of our products and the capacity to meet standard and unique customer requirements. We offer customer service 24 hours a day, 7 days a week.

Strategy

Our objective is to build upon our leadership in materials integrity management solutions for semiconductor device, equipment and material suppliers and disk suppliers, as well as apply our expertise to the growing materials integrity management needs in the life sciences, fuel cell and other markets. The key elements of our strategy to achieve this objective are:

Broaden Product and Service Offerings

Although we offer a comprehensive line of more than 10,000 products, we believe that there is significant potential for sales of new products and solutions in the semiconductor and data storage markets and within the broader microelectronics industry including, among others, new products and solutions for the emerging 300mm wafer market; upgrading 200mm wafer fabrication facilities with new and improved products, new products and solutions to store, mix, handle and transport ultra-pure and corrosive chemicals used in the semiconductor manufacturing process; and new products and solutions in the area of testing, storing and shipping finished integrated circuits.

We are committed to developing new products through both internal research and development and strategic acquisitions. In addition, we continue to broaden our materials integrity management services across our served markets. For example, our Silicon Delivery Systems and Services (SDS2) and Disk Delivery Systems and Services (DDS2) programs offer outsourced programs for wafer, device and disk transportation and protection. These programs were the foundation for expanding our materials integrity management services to include WaferCareTM, DeviceCareTM and DiskCareTM Services, which provide product cleaning, certified re-use services for shipping products, on-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

Expand into New Markets

We believe that our materials integrity management expertise can be applied outside the semiconductor and data storage markets to a variety of other markets that use sophisticated manufacturing processes and have critical materials integrity management needs. For example, the life science market provides opportunities for our polymer-based fluid handling products and application knowledge. Our product offering for this market includes a broad array of sanitary tubing, valves, fittings, adapters and containers to provide biopharmaceutical manufacturers a complete, non-metallic fluid process system. In particular, we are seeking to apply our expertise to drug manufacturing and other processes that are metal sensitive. Through our recent acquisition of Electrol Specialties Company, we complement our polymer-based products with custom fabricated stainless steel equipment and controls.

We also apply our advanced capabilities in polymer material science and manufacturing to the growing fuel cell market. Since we entered this market in October 2002, we have developed a broad array of products, including bipolar plates and balance of plant components and subassemblies. We leverage our current infrastructure including our research, engineering and worldwide manufacturing facilities to develop and produce our fuel cell products. We intend to continue to leverage our materials integrity management expertise to become a leading provider of advanced fuel cell materials, components, sub-assemblies and value-added services to fuel cell developers.

Increase Operational Efficiencies

Continuous cost reduction and a disciplined capital expenditure program are key components of our long-term financial strategy. During the past two years, we have taken significant steps to reduce our cost structure and improve the efficiency of our global manufacturing processes. We have created manufacturing “centers of excellence” around the world and consolidated our manufacturing operations. We estimate that we have reduced our quarterly fixed costs by approximately $10 million as a result of these efforts. Through our adoption of the Kaizen and lean sigma methodology, we have further reduced our cost structure by identifying and eliminating non-value added steps from our manufacturing process. This approach has enabled us to achieve a reduction in production leadtime and an increase in production throughput. Operational efficiencies will continue to be a focus as we integrate acquisitions and seek to continuously improve our manufacturing processes.

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

Additionally, we are a leading designer and manufacturer of 300mm materials integrity management solutions with products such as front opening unified pods (FOUPs). Further, we developed a unique wafer shipper designed to protect and transport extremely delicate thinned wafers, which are used to achieve smaller packages, making smaller size electronic devices possible. We intend to continue to expand the scope of our technology leadership by: identifying and developing viable new polymers for materials integrity management applications, developing innovative product designs and advanced processes for molding difficult materials and aiding the industry in establishing standards for materials integrity management products and services.

Pursue Selective Acquisitions

Although we currently have no agreements or commitments to acquire any material business, we intend to pursue selective acquisitions to complement our growth. Our goal is to acquire businesses that will expand our total addressable markets, strengthen our position in our targeted markets, enhance our technology base, increase our manufacturing capability or our product offerings and expand our geographic presence. We believe expanding our business in key market segments could strengthen our presence with existing customers and provide access to new customers who seek a global service provider for their materials integrity management needs.

In January 2003, we purchased the assets of Electrol Specialties Company (ESC), a market leader in Clean-In-Place (CIP) technology for the life sciences market. The integration of our fluoropolymer materials and fluid handling expertise with ESC’s stainless steel system design and fabrication capabilities enabled us to expand the scope of our current products and services. Our goal is to leverage ESC’s extensive CIP experience, biopharmaceutical industry customer relationships and innovative technology to further penetrate this market.

In February 2003, we purchased the wafer and reticle carrier product lines of Asyst Technologies, Inc. With this purchase, we enhanced our comprehensive product and service offerings to customers, increased our intellectual property portfolio, and added new talent to the product development group. Our strategy is to accelerate the development of our next-generation products to bring to market products that will improve our customers’ efficiencies and capabilities.

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

In addition to our product offerings, we offer outsourcing services, which provide an opportunity to optimize the use of our products, increase productivity and reduce total costs. We offer five major services:

•	On-site service: our personnel provide sub-micron cleaning, maintenance and optimization services, as well as training on our products, at the customer’s site;

•	Off-site cleaning: we provide product cleaning and analysis services at our regional service centers, which are located throughout the world;

•	Re-use services: we provide product-customized product re-use solutions for wafer and disk shipping products, including cleaning, certification, collection, logistics and JIT delivery;

•	Recycle services: we provide environmentally sound end-of-life disposition of our products; and

•	Field services: we provide repair and maintenance capability for our products and cleaning equipment.

A summary of our materials integrity management product offerings follows:

Semiconductor Market: Front-End

Wafer Manufacturing Products. We believe we are a leading provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers. We lead the market with our extensive, high volume line of UltraPak® and CrystalPak® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150, 200 and 300mm wafers. We also offer the FabFit300™ and a full-pitch FOSB for the transportation and automated interface of 300mm wafers. We offer a complete shipping system, including both wafer shipping containers as well as secondary packaging that provide another level of protection for wafers. The FabFit300™ 300mm wafer system reduces the cleaning, shipping and storage costs for semiconductor manufacturers and allows them to optimize the use of their premium cleanroom space.

Wafer Handling Products. We believe that we are a market leader in wafer handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet the full spectrum of industry standards and customers’ wafer handling needs including FOUPs, wafer transport and process carriers, SMIF pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer carriers in a variety of materials and in sizes ranging from 100mm through 300mm.

Cleaning Systems and Services. We believe we are the only global provider currently offering outsourcing programs for wafer and device transportation and protection for both wafer manufacturing and wafer handling products. Our WaferCareTM, and DeviceCareTM services include product cleaning, certified re-use services for shipping products, on-site and off-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

Chemical Delivery Products. Chemicals spend most of their time in contact with fluid storage and management distribution systems, so it is critical for fluid storage and handling components to resist these chemicals and avoid contributing contaminants to the fluid stream. We offer chemical delivery products that allow the consistent and safe delivery of sophisticated chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. The products we offer include products that measure and control the pressure and flow of these chemicals in the fab and in the equipment used to make semiconductors. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products and systems under the most stringent of process conditions has made us a recognized leader in high purity fluid transfer products and systems. Both semiconductor manufacturers and semiconductor OEMs use our chemical delivery products and systems. Our comprehensive product line provides our customers with a single source provider for their chemical storage and management needs throughout the manufacturing process. Our chemical delivery products include:

•	Valves. We offer the Integra®, Dymak® and Accuflo™ valves, each of which were first in their respective applications. Our Integra® valve was the first to feature no external metal parts, which can corrode and pose a safety hazard when managing aggressive chemicals. Our Dymak® valve is the first PFA pinch valve designed for chemical mechanical polishing, or CMP, slurries, bulk chemical distribution and other high flow applications. The all-PFA pinch element allows greater resistance to chemical corrosion and offers lower particle generation than competing valves. Our Accuflo™ metering valve is the first to be molded entirely from PFA, which provides enhanced control for a broad range of applications.

•	Fittings. We provide fittings that have become the industry standard for high purity chemical resistance. We offer three styles of tube fittings: Flaretek®, Quikgrip® and Galtek® fittings. Our Flaretek® fittings feature a flare design that combines leak-free performance with minimum dead volume. All of the wetted surfaces of our fittings products are Teflon® PFA, chosen for its purity and resistance to corrosion in the semiconductor processing environment. Our Quikgrip® fitting has a gripper design that features easy, user-friendly assembly. Additionally, our Galtek® fittings represent the industry’s first all PFA fitting featuring an integral ferrule design for strength along with chemical resistance features.

•	Tubing. We offer three grades of FluoroLine® PFA tubing, which address our customers’ needs ranging from industrial to ultra high purity applications.

•	Pipe. Our PUREBOND® fusable piping components provide leak-free piping systems by fusion bonding over rigid pipe and components. Our patented method for joining PFA components allows flexibility of design and assembly of fluid delivery systems. We offer many component configuration sizes ranging from ¼ inch to 2 inch inner diameters, meeting a wide range of customer design requirements.

•	Measurement and Control. We offer a wide variety of measurement and control products for high purity and corrosive applications. For electronic measurement and control, we provide a complete line of pressure and flow measurement and control products through our subsidiary, NT International. NT International also handles our patented line of all-plastic capacitance sensors for leak detection, valve position, chemical level and other measurements. We also offer a complete line of sight tube-style flowmeters and mechanical gauge pressure measurement products.

•	Chemical Containers. We offer a broad spectrum of chemical transport and storage containers that help ensure the safe delivery of sophisticated chemicals from chemical manufacturers to the semiconductor manufacturers’ point-of-use. Our containers are well suited for the microelectronics industry because they help minimize contamination of chemicals to concentrations of parts per billion and parts per trillion. Our sheet lining process allows us to provide containers for bulk chemical storage and shipment of up to 19,000 liters. We offer a wide variety of container types including drums, pressure vessels, intermediate bulk containers, custom containers and bottles. In addition, we provide our patented quick connect system, which enables safe, risk-free connections for chemical container change-outs.

•	Custom Fabricated Products. We offer a wide variety of custom-molded, welded or fabricated fluid products, including custom valves, fittings, filter housings, caps, closures, flanges and tanks. We manufacture these custom products to meet stringent standards of consistency and safety by offering a variety of high performance, chemically resistant materials.

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

Semiconductor Market: Back-End

Test, Assembly and Packaging Products Rapidly changing packaging strategies for semiconductor applications are creating new materials management challenges for back-end manufacturers. We offer chip and matrix trays as well as shippers and carriers for thinned wafers, bare die handling and integrated circuits. Our materials management products are compatible with industry standards and available in a wide range of sizes with various feature sets. Our standard trays offer dimensional stability and permanent electrostatic discharge protection. Our trays also offer a number of features including custom designs to minimize die movement and contact; shelves and pedestals to minimize direct die contact, special pocket features to handle various surface finishes to eliminate die sticking; and other features for automated or manual die placement and removal.

In addition, we support our product line with a full range of accessories to address specific needs such as static control, cleaning, chip washing and other related materials management requirements. To better address this market, we have established ictray.com, a website which allows new and existing customers to select from our full range of standard and custom integrated circuit trays.

We recently introduced to the market our Stream™ product line, a new tape and reel product, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for today’s electronics.

Data Storage Market

Disk Manufacturing Products Like the semiconductor industry, the data storage market continues to face new challenges and deploy new technologies at an accelerating rate. We provide materials management products and solutions to manage two critical sectors of this industry: magnetic disks and the read/write heads used to read and write today’s higher density disks. Because both of these hard disk drive components are instrumental in the transition to more powerful storage solutions, we offer products that carefully protect and maintain the integrity of these components during their processing, storage and shipment. Our product offerings for magnetic hard disk drives include process carriers, boxes, packages, tools and shippers for aluminum and other disk substrates. Our optical hard disk drive products include stamper cases, process carriers, boxes and glass master carriers. Our read/write head products include transport trays, carriers, handles, boxes, individual disk substrate packages and accessories.

Life Sciences Market

For the Life Sciences market, particularly the biopharmaceutical area, we protect and transport critical materials by using both fluoropolymer and stainless steel system design and fabrication. Our fluoropolymer process systems include valves, fittings, tubing, sheetlined and rotolined vessels and other process components. These fluoropolymer products perform better than exotic metals in some applications and are priced comparably to stainless steel. With the acquisition of Electrol Specialties Company in January 2003, we now have stainless steel system design and fabrication capabilities, which enable us to expand the scope of our current products and services.

Fuel Cell and Other Markets

In October 2002, we entered into the fuel cell market. Our core competencies in polymer material science and manufacturing enables us to provide advanced fuel cell materials, components, subassemblies and services to fuel cell developers. We utilize our advanced molding and machining capabilities to manufacture bipolar plates for portable, stationary and transportation fuel stack needs. Our cell stack assemblies feature our sealing technology and contamination control, to facilitate a leak-free and contamination-free cell stack at lower cost. We also provide assemblies and service for Balance of Plant Applications (BOP), including valves, fittings, tubing, manifolds and rotolined tanks. Through our close working relationships with fuel cell developers, we are able to decrease the number of components within a fuel cell system, which minimizes potential leak paths and the potential for contamination, reducing the size, weight and cost of fuel cell systems while improving reliability.

Customers

We have over 1,000 customers in North America, Europe and Asia, including every major semiconductor manufacturer in the world. No single end-customer accounts for over 10% of our sales. We provide products and solutions primarily to semiconductor manufacturers and semiconductor equipment manufacturers, chemical materials suppliers and data storage manufacturers. The following table sets forth a representative list of major end-customers in each of the markets in which we operate:

Semiconductor Wafer Manufacturing		Microelectronics and Semiconductor Materials
Komatsu	Sumco	Ashland Chemical	General Chemical
MEMC	Wacker Siltronic	Cabot Microelectronics	Pall
Shin-Etsu Handotai (SHE)		EKC Technology	Mallinckrodt Baker

Semiconductor Device Manufacturing and Assembly
Agere	IBM	Philips	Texas Instruments
AMD	Infineon	Samsung	Trecenty
Amkor	Micron Technology	SMIC	TSMC
Fujitsu	Motorola	STATS	UMC
Hitachi	Nan Ya Technology	STMicroelectronics	U.S. West Coast-based IC manufacturer

Semiconductor Equipment Manufacturing		Data Storage Manufacturing
Applied Materials	Mykrolis	Fuji Electric	MMC Technology
Dainippon Screen	SCP Global Technologies	Hoya	Seagate Technology
Kinetics		Komag	Showa Denko

Life Sciences
Alcon Labs	Guidant
Amgen	Hamco Filtertechnic
Boston Scientific	Novocol Pharmaceutical
Eli Lilly	Parsons Infrastructure

Sales and Marketing

We market and sell our products on a worldwide basis through a network of direct sales personnel, commissioned sales representatives and stocking distributors. Our sales and marketing initiatives in Japan are coordinated through the sales office of our wholly-owned subsidiary, Entegris Japan K.K. Metron Technology N.V., which is a global distributor of semiconductor products and services and which is partially owned by us, has broad distribution rights for our Fluid Handling product line in Europe, and in portions of the United States and Asia.

We support our worldwide sales activities by stocking select products in regional warehouses, which facilitates rapid response to customers’ needs. For example, Entegris Europe GmbH serves as one of several stocking locations for distribution throughout Europe. The worldwide offices of Metron also carry Fluid Handling product inventories to meet regional demand. Direct customer support comes from our regional service and customer support offices located in the United States, Europe and Asia, including Japan.. We work with each of our regional service and customer support offices to provide regional marketing support, including public relations, collateral development and publication, corporate positioning, advertising, trade show participation and communications. Our marketing groups based in the United States support our global marketing strategy, e-business and other initiatives.

Manufacturing

Our customers rely on our products to assure their materials integrity by providing dimensional precision and stability, cleanliness and consistent performance. Our ability to meet our customers’ expectations, combined with our substantial investments in worldwide manufacturing capacity, position us to respond to the increasing materials integrity management demands of the microelectronics industry and other industries that require similar levels of materials integrity.

To meet our customer needs worldwide, we have established an extensive global manufacturing network with manufacturing facilities in the United States, Germany, Japan and Malaysia. Because we work in an industry where contamination control is paramount, we maintain Class 100 to Class 10,000 cleanrooms for manufacturing and assembly. We believe that our worldwide manufacturing operations and our advanced manufacturing capabilities are important competitive advantages. Our advanced manufacturing capabilities include:

•	Injection Molding. Our manufacturing expertise is based on our long experience with injection molding. Using molds produced from computer-aided processes, our manufacturing technicians utilize specialized injection molding equipment and operate within specific protocols and procedures established to consistently produce precision products.

•	Extrusion. Extrusion is accomplished through the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the resulting melt through a die to produce tubing and pipe. We have established contamination free on-line laser marking and measurement techniques to properly identify products during the extrusion process and ensure consistency in overall dimension and wall thickness.

•	Blow Molding. Blow molding consists of the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the melt through a die to create a hollow tube. The molten tube is clamped in a mold and expanded with pressurized gas until it takes the shape of the mold. We utilize advanced three-layer processing to manufacture 55 gallon drums, leading to cost savings while simultaneously assuring durability, strength and purity.

•	Rotational Molding. Rotational molding is accomplished by the placing of a solid polymer powder in a mold, placing the mold in an oven and rotating the mold on two axes so that the melting polymer coats the entire surface of the mold. This forms a part in the shape of the mold upon cooling. We use rotational molding in manufacturing containers up to 5,000 liters. Our rotational molding expertise has provided rapid market access for our current fluoropolymer sheet lining manufacturing business.

•	Compression Molding. In compression molding, thermoset polymers are processed. Today, we use this manufacturing process primarily for manufacturing bipolar plates and end-plates for the fuel cell market. We use the same expertise as in injection molding to assure a consistently produced precision product.

•	Sheet Lining. Sheet lining consists of welding thin sheets of polymer into a solid lining that conforms to the shape of a large vessel, such as a tanker truck. We sheet line stainless steel tanks up to 19,000 liters in size through a complex adhesive and welding process that provides customers with purity and strength for the high volume storage and transportation of corrosive chemicals.

•	Stainless Steel Sheet Metal Fabrication. We use modern stainless steel fabrication equipment, a skilled work force and high quality materials and components to generate products that meet the high standards of sanitation and control applicable to the life sciences market. We complement our manufacturing capabilities with American Society of Mechanical Engineers certified welders, material trace ability, in-house inspection and weld maps with supporting documentation contribute to our specialty stainless steel equipment capabilities.

•	Machining. Machining consists of the use of computer-controlled equipment to create shapes, such as valve bodies, out of solid polymer blocks or rods. Our computerized machining capabilities enable speed and repeatability in volume manufacturing of our machined products, particularly products utilized in chemical delivery applications.

•	Assembly. We have established protocols, flow charts, work instructions and quality assurance procedures to assure proper assembly of component parts. The extensive use of robotics throughout our facilities reduces labor costs, diminishes the possibility of contamination and assures process consistency.

•	Tool Making. We employ about 60 tool development and tool making related staff primarily at locations in the United States. Our toolmakers produce the majority of the tools we use throughout the world.

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

Engineering, Research and Development

We devote a significant portion of our financial and human resources to research and development programs. As of August 30, 2003, we employed more than 150 people in our worldwide engineering, research and development department. Of these, more than 25 work in our materials and product testing research laboratories, where we conduct general materials research to enhance current products and strengthen our advanced materials knowledge. The other engineering, research and development personnel perform product design and development in response to general market needs as well as specific industry and customer requests. Increasingly, customers ask us to conduct research and development to find materials, products and systems that meet their specific materials handling needs.

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

We actively pursue a program of patent applications to seek protection of technologically sensitive features of our materials integrity management products and services. We conduct extensive research on the patentability of our innovations, the potential infringement on existing patents and the business value of retaining the information as proprietary knowledge. With this information, we determine whether to seek a patent, disclose the information through an industry white paper or maintain the information as a trade secret.

As of August 30, 2003 our patent portfolio consisted of 170 current U.S. patents and 275 patents outside the United States. We regularly seek patent protection outside the United States by filing counterpart applications, principally in Europe, Taiwan and Japan. We also pursue trademark registration of our key trademarks in the principal countries where we do business.

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

Our wafer management product line faces competition largely on a product-by-product basis. We have historically faced significant competition from companies such as Kakizaki, Dainichi and Shin-Etsu Polymer. These companies compete with us primarily in 200mm and 300mm applications. Our chemical delivery products also face worldwide competition from companies such as Saint-Gobain, Parker and Gemu. In assembly, packaging and testing of semiconductor and data storage applications, we compete with companies such as Advantek, GEL-Pak, ITW/Camtex, Peak International and 3M. Primary competition for our wafer shipping containers comes from Japanese companies such as Shin-Etsu Polymer and Kakizaki. In the disk shipping and bare and packaged die tray markets, we face competition from regional suppliers.

Facilities

We conduct manufacturing operations in facilities strategically positioned throughout the world. Our manufacturing facilities adequately meet our production capacity and work flow requirements. The table in Item 2 presents certain information relating to these manufacturing facilities.

Employees

As of August 30, 2003, we had approximately 1,830 employees, including 210 temporary employees, throughout the world. Of these, 1,209 in manufacturing, 152 in engineering, research and development, including custom product development, and 469 in selling, marketing and general and administrative activities, including customer service, finance and accounting, information technology, human resources and corporate management. Of our full-time employees, 1,342 are located in the United States, about 120 are located in Europe and about 368 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationship with our employees to be good.

Legal Proceedings

See Item 3.

Financial Information about Segments and Geographic Areas

See Note 19 to the Consolidated Financial Statements contained under Items 8 and Item 15(a)(1).

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

Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. This cyclicality could cause our operating results to decline significantly from one period to the next. For example, during the industry downturn that began in fiscal 2001, our revenues declined significantly for three consecutive quarters from a high of $105.7 million in the second quarter of 2001 to a low of $45.9 million in the first quarter of 2002. Furthermore, even in periods of reduced demand, we must continue to maintain a satisfactory level of research and development expenditures and continue to invest in our infrastructure. At the same time, we have to manage our operations to be able to respond to significant increases in demand. In addition, because we typically do not have significant backlog, changes in order patterns have a more immediate impact on our revenues. We expect the semiconductor industry to continue to be cyclical. Any future downturns will reduce revenue and possibly increase pricing pressure, affecting both gross margin and net income. Such fluctuations in our results could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

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

The terrorist attacks of September 11, 2001 caused political and global financial market instability. The long-term effects of the September 11 attacks and recent terrorist actions on a global basis on our business are unknown. These attacks and the U.S. actions in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability and could have a material adverse effect on our business, financial condition and results of operations. In addition to the effect of global economic instability on foreign sales, sales to U.S. customers having significant foreign operations could be impacted negatively by these conditions.

We are dependent upon sales outside the United States, and the risks associated with international operations could affect our ability to maintain and increase revenues.

International sales accounted for 50% of our revenues in fiscal 2001, 53% of our revenues in fiscal 2002 and 59% in fiscal 2003. We anticipate that sales outside the United States will be an increasing percentage of our revenues as we pursue our international growth strategy and our markets are expected to grow faster outside the United States. A significant portion of our revenues will therefore be subject to risks associated with sales in markets outside the United States, including unexpected changes in legal and regulatory requirements and policy; changes affecting the markets for semiconductor technology; difficulties in managing sales representatives or distributors; difficulties in staffing and managing foreign operations; and difficulties in protecting our intellectual property outside the United States.

The value of the U.S. dollar in relation to other currencies may also harm our sales to customers outside the United States. In fiscal 2003, approximately 15% of our sales revenue was not denominated in U.S. dollars, which exposes us to currency fluctuations. We intend to expand internationally, and to the extent that we do so or change our pricing practices to denominate prices in other currencies, we will be exposed to increased risks of currency fluctuations as well as the increased risks of doing business internationally.

A SARS outbreak could disrupt or limit our sales and expansion efforts in the Asia Pacific region.

A renewed outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam could disrupt the operations of our customers and their partners, reduce sales in certain markets, and increase costs to conduct our business abroad. If the number of cases of SARS rises or spreads to other areas, including the United States, our sales could potentially be harmed and our expansion strategies in the Asia-Pacific region could be delayed or cancelled.

Adverse developments in relations between China and Taiwan could limit our future growth opportunities in those countries.

Taiwan accounts for a significant portion of the world’s semiconductor manufacturing. In 2002, Taiwan ended its ban on Taiwanese companies building wafer fabrication facilities in China, and as a result China is also an emerging market for our products. We currently operate sales offices in Taiwan and China. Our ability to penetrate the emerging market in China will depend heavily on our ability to develop business relationships there. Any adverse development in relations between China and Taiwan could significantly impact the worldwide production of semiconductors, which would lead to reduced sales of our products.

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

Failure to establish and maintain relationships with joint venture partners could harm our ability to do business internationally.

We may enter into joint venture agreements intended to complement or expand our manufacturing and distribution operations. The success of our joint ventures depends in part on our ability to strengthen our relationships with our joint venture partners. If we do not develop and maintain good relationships with joint venture partners, we will be less able to successfully penetrate international markets. In addition, any joint venture relationship is likely to require us to make a substantial capital investment in equipment, all or a portion of which could be lost if the venture is unsuccessful.

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

We rely on single or limited source suppliers for some plastic polymers that are critical to the manufacturing of our products. At times, we have experienced a limited supply of certain polymers as well as the need to substitute polymers, resulting in delays, increased costs and the risks associated with qualifying new polymers with our customers. An industry-wide increase in demand for these polymers could affect the ability of our suppliers to provide sufficient quantities to us. If we are unable to obtain an adequate quantity of such supplies, our manufacturing operations may be interrupted.

In addition, suppliers may discontinue production of polymers specified in certain of our products, requiring us in some instances to certify an alternative with our customers. If we are unable to obtain an adequate quantity of such supplies for any of the above reasons, our manufacturing operations may be affected. Obtaining alternative sources would likely result in increased costs and shipping delays, which could decrease profitability and damage our relationships with current and potential customers.

Prices for polymers can vary widely. However, we have a long-term contract with a key supplier of polymers that fixes our price for purchases up to specified quantities. If our polymer requirements exceed the quantities specified in the contract, we could be exposed to higher material costs. If the cost of polymers increases and we are unable to correspondingly increase the sales price of our products, our profit margins will decline.

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

We may lose sales if we are unable to timely procure, repair or replace capital equipment necessary to manufacture many of our products.

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

As is typical in our industry, our sales are primarily made on a purchase order basis, and we have few written purchase contracts with our customers. As a result, we cannot predict the level of future sales or commitments from our current customers, which diminishes our ability to effectively allocate labor, materials and equipment in the manufacturing process.

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

Some of our current or future products could infringe patents or proprietary rights of others. Also, litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could result in substantial cost and diversion of our efforts. Moreover, an adverse determination in any litigation could cause us to lose proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses or alternative technologies from third parties, or prevent us from manufacturing or selling our products.

Operating Risks

We spend substantial capital to develop, expand and diversify our product lines and services, which may not be recovered if the new product lines or services are unsuccessful.

We incur significant research and development expenses in conjunction with the introduction of new product lines and services, such as our recent expansion into the life sciences, and fuel cell markets. If we are unable to penetrate these markets, all or a portion of our investment in these endeavors would be lost.

If we do not properly implement our transition from indirect to direct sales, we could lose customers.

In February 2003, we terminated Marubeni Corporation as distributor for our wafer shipper and disk products in Japan, in favor of a direct sales force. We have hired key personnel and commenced direct sales. As a result, we are now subject to the risks relating to direct sales, including, but not limited to, our ability to retain key personnel and establish and maintain customer relationships.

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

One of our strategies is to expand by acquiring other technologies, product lines or businesses, including businesses of significant size requiring substantial integration activity. However, we currently have no commitments or agreements with respect to any material acquisition. We might not be able to successfully identify, negotiate or finance any acquisitions, or integrate such acquisitions with our current business, which could diminish our ability to expand our business and remain competitive. Moreover, expansion could require significant management time and resources. Further, we cannot assure you that acquisitions undertaken by us would positively impact our operating results.

Competition in the semiconductor materials integrity management industry could intensify, which may limit our ability to maintain and increase our market share and raise prices.

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

The growing trend toward the use of 300mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made substantial investments to complete a full line of 300mm wafer manufacturing and handling product lines, but a protracted industry slow-down has caused some semiconductor manufacturers to reconsider their respective strategies for converting existing 200mm wafer fabrication facilities to 300mm wafer fabrication, or for building new 300mm wafer fabrication facilities. Some manufacturers may delay, cancel or postpone previously announced plans to build or convert to 300mm wafer fabrication. In addition, delay in large-scale adoption of manufacturing based upon 300mm wafers would provide time for competitors to develop products and to create pricing pressure on our products. Our customers may not adopt our 300mm wafer manufacturing and handling product lines. In addition, if the trend toward 300mm wafer manufacturing does not evolve as we anticipate, sales of our products for these applications would be minimal and we might not recover our development costs.

Some of our management information and financial reporting systems are not fully integrated and need to be upgraded, which will require additional investments. If these new systems are not successfully implemented, our business may be harmed.

The management information and financial reporting systems that we use in our day-to-day operations, particularly in Japan and our recently acquired businesses, are not fully integrated on a worldwide basis. We will need to continue to invest in these systems in order to maintain our current level of business and accommodate any future growth. Our failure to successfully upgrade and integrate our management information and financial reporting systems may disrupt our business, create inefficiencies due to the lack of centralized data, result in unnecessarily high levels of inventories, and increase expenses associated with additional employees to compensate for the lack of fully integrated systems.

We may not be able to significantly expand our customer base by soliciting customers of our competitors because customers tend to standardize materials handling procedures and are reluctant to change their standardized manufacturing processes.

Once an original equipment manufacturer or a microelectronics manufacturer has selected particular materials integrity management products and services, that manufacturer typically must qualify those products before incorporating them into customized manufacturing procedures that assure precise and consistent processing steps. Qualification and incorporation of materials integrity management products and services by manufacturers can be time-consuming and expensive. After these procedures have been established, manufacturers are very reluctant to switch to another provider of materials integrity management products and services. Accordingly, it may be difficult to sell our products to a manufacturer that has already selected a competitor’s products.

We may face liability claims that could harm our operating results.

Our products are used by our customers to handle sensitive, complex and valuable materials. If our products fail, these materials could be damaged or contaminated, which could expose us to product liability claims. Business interruption and personal injury claims are also possible in the event of a product failure or misapplication of our product by a customer. In addition, the failure of our chemical delivery products could subject us to environmental liability claims and a failure of our custom medical device components could subject us to personal injury claims. We cannot predict whether our existing insurance coverage limits are adequate to protect us from any liabilities that we might incur in connection with the manufacture, sale or use of our products. A successful product liability claim or series of product liability claims brought against us could damage our reputation, diminish customer confidence in our products, expose us to increased competition and increase our insurance costs.

We are currently, and in the future may be, exposed to various risks related to legal proceedings or claims, which could result in significant legal expenses and settlements.

We currently are, and in the future, may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially adversely affected.

Specifically, in September 9, 2002, Lucent Technologies, Inc. named us as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from us. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, we believe that we have valid defenses to the claims and, furthermore, have adequate insurance to cover any damages assessed against us and as such, do not believe that the matter will have a material adverse effect on our financial position, operating results or cash flows.

Changes to financial accounting standards may adversely affect our reported results of operations.

We prepare our consolidated financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, accounting for goodwill and other intangible assets, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of consolidated financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the consolidated financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Ownership Risks

Because of the volatility of our stock price, the ability to trade Entegris common shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

Our stock price has been volatile in the past and may continue to be so in the future. In the 2002 fiscal year, for example, our stock price ranged from $6.60 to $19.05 per share, and in the 2003 fiscal year, our stock price ranged from $4.26 to $15.59 per share.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this prospectus supplement and including the following: the failure to meet the published expectations of securities analysts; changes in financial estimates by securities analysts; press releases or announcements by, or changes in market values of, comparable companies; stock market price and volume fluctuations, which are particularly common among securities of high technology companies; stock market price and volume fluctuations attributable to inconsistent trading volume levels; additions or departures of key personnel; and involvement in or adverse results from litigation.

Future sales of common shares may impact the market price of our common shares.

If our shareholders sell substantial amounts of our common shares, including shares issued upon the exercise of outstanding options, the market price of our common shares may fall. These sales also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Current management, the ESOP and WCB Holding LLC beneficially own approximately 38% of our shares, and their beneficial ownership may limit your ability to influence the outcome of matters requiring shareholder approval.

Based on common stock beneficial ownership information available as of October 31, 2003, WCB Holding LLC owns 20.3%, the ESOP owns 10.6% (9.7% excluding ESOP shares allocated to all directors and executive officers), and all directors and executive officers as a group owns 7.9% of our shares. Accordingly, WCB Holding LLC, the ESOP and management, if acting together, could significantly influence the outcome of any shareholder vote, including any vote on the election or removal of directors and on any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could discourage, delay or prevent a person or entity from acquiring control of us even if a change in control might be considered beneficial by some shareholders.

Anti-takeover provisions limit the ability of a person or entity to acquire control of us.

Our articles of incorporation and bylaws include provisions that:

•	provide for a classified board of directors, with each class of directors subject to re-election every three years, which limits the shareholders’ ability to quickly change a majority of the board of directors;

•	impose a 75% shareholder vote requirement to change the maximum number of directors;

•	limit the right of our shareholders to call a special meeting of shareholders; and

•	impose procedural and other requirements that could make it difficult for shareholders to effect certain corporate actions.

In addition, we are subject to the anti-takeover provisions of the Minnesota Business Corporation Act. Any of these provisions could delay or prevent a person or entity from acquiring control of us. The effect of these provisions may be to limit the price that investors are willing to pay in the future for our securities. These provisions might also discourage potential acquisition proposals or tender offers, even if the acquisition proposal or tender offer is at a price above the then current market price for our common shares.

We do not intend to pay dividends, and therefore investors must rely solely on the market value of our shares to realize a return on their investment.

We have never declared or paid any cash dividends on our shares. In addition, our loan agreements restrict our ability to pay dividends without the consent of our lenders. We currently intend to retain any future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 2. PROPERTIES

Facilities

We conduct manufacturing operations in facilities strategically positioned throughout the world. Our manufacturing facilities adequately meet our production capacity and work flow requirements. The table below presents certain information relating to these manufacturing facilities.

Manufacturing/ Operation Locations	Square Footage	Type of Ownership	Manufacturing Use
United States

Minnesota	400,000	4 facilities owned, 2 facilities leased	Injection Molding, Extrusion, Blow Molding, Rotational Molding, Compression Molding, Thermo Forming, Tool Making, Micro-molding, Sheet Lining, Assembly, Operations

Colorado	82,000	1 facility owned	Injection Molding, Tool Making

California	60,000	1 facility owned, 1 facility leased	Custom Manufacturing, Product Cleaning Services, Equipment Assembly

Illinois	50,000	1 facility leased	Stainless Sheet Metal Fabrication, Assembly

Malaysia	105,000	1 facility owned	Injection Molding

Singapore	15,000	1 facility leased	Cleaning Services

Germany	44,000	1 facility owned,	Injection Molding, Extrusion

Japan	51,000	2 facilities owned, 1 facility leased	Injection Molding, Extrusion, Tool Making, Micro-molding, Assembly

ITEM 3. LEGAL PROCEEDINGS

In September 9, 2002, Lucent Technologies, Inc. named us as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from us. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, we believe that we have valid defenses to the claims and, furthermore, have adequate insurance to cover any damages assessed against us and as such, do not believe that the matter will have a material adverse effect on our financial position, operating results or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common shares, $0.01 par value, are traded on the NASDAQ National Market System (NMS) under the symbol “ENTG”. The following table sets forth the highest and lowest sale prices at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated:

	Fiscal 2002		Fiscal 2003
	High	Low	High	Low
First quarter	$12.60	$6.60	$11.03	$4.26
Second quarter	$12.86	$8.94	$12.90	$8.51
Third quarter	$19.05	$11.00	$12.61	$8.79
Fourth quarter	$15.12	$8.27	$15.59	$12.38

There were approximately 282 shareholder accounts of record on October 31, 2003, and the number of beneficial shareholders was estimated to be 6,000.

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business, and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The table that follows presents selected financial data for each of the last eight fiscal years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K Report.

	Fiscal year ended
(In thousands, except per share amounts)	2003	2002	2001	2000	1999	1998	1997	1996
Operating Results
Net sales	$248,823	$219,831	$342,444	$343,465	$241,952	$266,591	$277,290	$271,037
Gross profit	98,723	88,706	162,670	160,442	92,230	109,734	119,238	122,304
Selling, general and administrative expenses	80,307	73,569	78,510	73,293	62,340	65,111	62,384	62,390
Engineering, research and development expenses	17,803	17,408	16,517	15,041	14,565	19,912	17,986	12,447
Operating profit (loss)	(985)	(3,834)	54,499	72,108	15,325	24,711	38,868	47,467
Income before income taxes and other items	(4,829)	(1,395)	60,110	74,631	11,677	17,989	30,015	44,281
Income tax expense (benefit)	(6,248)	(3,373)	21,339	26,754	4,524	4,565	11,976	16,226
Equity in net (income) loss of affiliates	144	—	(1,488)	(1,694)	1,587	118	(1,750)	(3,252)
Minority interest in subsidiaries net income (loss)	—	(798)	1,643	489	(399)	176	573	2,898
Net income before extraordinary item	1,275	2,776	38,616	49,082	5,965	13,130	19,216	28,409
Extraordinary loss on extinguishment of debt	—	—	—	(1,149)	—	—	—	—
Net income	$1,275	$2,776	$38,616	$47,933	$5,965	$13,130	$19,216	$28,409

Earnings Per Share Data
Earnings per share - diluted	$0.02	$0.04	$0.53	$0.73	$0.10	$0.21	$0.31	$0.45
Weighted shares outstanding - diluted	75,472	74,170	72,995	65,403	62,220	61,492	61,786	63,500

Operating Ratios –% of net sales
Gross profit	39.7%	40.4%	47.5%	46.7%	38.1%	41.2%	43.0%	45.1%
Selling, general and administrative expenses	32.3	33.5	22.9	21.3	25.8	24.4	22.5	23.0
Engineering, research and development expenses	7.2	7.9	4.8	4.4	6.0	7.5	6.5	4.6
Operating profit (loss)	(0.4)	(1.7)	15.9	21.0	6.3	9.3	14.0	17.5
Income before income taxes and other items	(1.9)	(0.6)	17.6	21.7	4.8	6.7	10.8	16.3
Effective tax rate	129.4	241.8	35.5	35.8	38.7	25.4	39.9	36.6
Net income	0.5	1.3	11.3	14.0	2.5	4.9	6.9	10.5

Cash Flow Statement Data
Depreciation and amortization	$27,180	$28,164	$24,260	$27,246	$28,810	$26,591	$23,395	$18,122
Capital expenditures	13,445	19,568	24,231	21,376	10,079	33,512	44,928	52,531
Net cash provided by operating activity	32,136	32,861	79,958	64,129	43,409	45,909	28,491	27,590

Balance Sheet Data
Current assets	$214,055	$216,735	$220,037	$221,414	$110,279	$101,155	$122,761	$101,271
Current liabilities	54,289	39,621	61,253	62,544	58,372	56,567	69,006	56,352
Working capital	159,766	177,114	158,784	158,870	51,907	44,588	53,755	44,919
Current ratio	3.94	5.47	3.59	3.54	1.89	1.79	1.78	1.80
Long-term debt	10,070	12,691	13,101	10,822	53,830	73,242	75,971	61,916
Shareholders’ equity	337,665	322,114	312,307	266,844	127,730	121,210	112,146	83,185
Total assets	417,666	390,260	405,815	353,368	246,978	257,475	213,643	265,343
Debt to equity ratio - %	3.0	3.9	4.2	4.1	42.1	60.4	67.7	74.4
Return on shareholders’ equity - %	0.4	0.9	13.3	24.3	4.8	11.3	19.7	38.0
Shares outstanding at year end	72,512	71,161	69,730	68,317	60,000	60,553	60,774	58,539

*	The above table includes certain items as described below. In addition, per share and shareholders’ equity figures have been adjusted to reflect the reclassification of redeemable common stock no longer redeemable upon completion of the Company’s initial public offering in July 2000. Operating results include the following charges or gains: fiscal 2003 a charge of $1.5 million ($1.0 million after taxes) related to the closure of a facility and the impairment loss of $4.5 million ($3.3 million after taxes) of an equity investment; fiscal 2002 a charge of $4.0 million ($2.5 million after taxes) related to the closure of two facilities, the reversal of previous nonrecurring charges of $2. 4 million ($1.5 million after taxes) and a one-time tax benefit of $1.4 million; fiscal 2001 charges of $8.2 million ($5.1 million after taxes) related to the early termination of a distribution agreement and $4.9 million ($1.5 million after taxes) in connection with the closure of two facilities; fiscal 2000 a gain of $5.5 million ($3.5 million after taxes) associated with the sale of an investment in an affiliate’s common stock; fiscal 1999 a charge of $4.9 million ($3.1 million after taxes) associated with merger-related expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and data storage industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The last three fiscal years ended on the following dates: August 30, 2003, August 31, 2002 and August 25, 2001. Fiscal years 2003 and 2001 included 52 weeks, while fiscal 2002 comprised 53 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 30, 2003 is alternatively referred to as “fiscal 2003” or “2003.”

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes, which are included elsewhere in this report.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected significantly by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.

Allowance for Doubtful Accounts and Other Accounts Receivable-Related Valuation Accounts.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.8 million at both August 30, 2003 and August 31, 2002.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. At August 30, 2003 and August 31, 2002, the Company’s reserve for sales returns and allowances was $1.0 million and $1.2 million, respectively.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At August 30, 2003 and August 31, 2002, the Company’s accrual for estimated future warranty costs was $2.1 million and $0.7 million, respectively. The increase mainly reflected the assumption of $1.3 million in liabilities made in connection with a fiscal 2003 acquisition.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, reserves are established for inventory quantities in excess of forecasted demand. At August 30, 2003 and August 31, 2002, inventory reserves were $4.6 million and $5.8 million, respectively.

The Company’s inventories comprise materials and products subject to technological obsolescence which are sold in highly competitive markets and industries. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the revision is made.

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

The Company assesses the impairment of intangible assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the Company’s overall business strategy;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value;

The Company’s marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary, requiring an impairment loss to be recorded and the investment written down to a new cost basis. At August 30, 2003, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $3.1 million with a fair value of $6.1 million.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets.

At August 30, 2003, the Company carried no valuation allowance against its net deferred tax assets, while at August 31, 2002, the Company carried a valuation allowance of $1.4 million against its net deferred tax assets with respect to certain foreign net operating loss carryforwards. The adjustment to decrease the deferred tax asset valuation allowance was recorded as the Company determined that it was more likely than not that Entegris would be able to realize all of its remaining net deferred tax assets in the future.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of net sales, for fiscal year 2003, 2002 and 2001. The Company’s historical financial data were derived from its audited consolidated financial statements and related notes included elsewhere in this annual report.

	Percent of Net Sales
	2003	2002	2001
Net sales	100.0	100.0	100.0
Cost of sales	60.3	59.6	52.5

Gross profit	39.7	40.4	47.5
Selling, general and administrative expenses	32.3	33.5	22.9
Engineering, research and development expenses	7.2	7.9	4.8
Other charges	0.6	0.7	3.8

Operating (loss) profit	(0.4)	(1.7)	15.9
Interest income, net	(0.2)	(0.7)	(1.3)
Other expense (income), net	1.8	(0.4)	(0.3)

(Loss) income before income taxes and other items below	(1.9)	(0.6)	17.6
Income tax (benefit) expense	(2.5)	(1.5)	6.2
Equity in net loss (income) of affiliates	0.1	—	(0.4)
Minority interest	—	(0.4)	0.5

Net income	0.5	1.3	11.3

Fiscal 2003 Compared to Fiscal 2002

Net sales Net sales increased 13% to $248.8 million in fiscal 2003 from $219.8 million in fiscal 2002. The increase reflected some improvement in the difficult business conditions that have affected the semiconductor industry since the latter half of fiscal 2001. In addition, sales from acquired businesses and improved sales associated with the Company’s efforts to expand its materials integrity management expertise into new applications and new markets resulted in improved sales.

The following table summarizes total net sales by markets served for 2003 and 2002, along with the year-to-year percentage change:

(In thousands)	2003	2002	Percent change
Net sales:
Semiconductor	$189,950	$175,741	8%
Data storage	30,937	24,833	25
Services	20,170	17,285	17
Other	7,766	1,972	294

	$248,823	$219,831	13%

Unit driven sales for the full fiscal year were approximately 60% in 2003, compared to about 70% in 2002. Products associated with capital spending accounted for about 40% of total sales in 2003.

The semiconductor market generated about 76% of the Company’s overall sales for 2003, compared to about 80% in the prior year. Sales of semiconductor products rose by 8% from 2002 to 2003. Sales for the Company’s microenvironment products doubled over the prior year, which included sales from the wafer and reticle carrier product line acquired in the second quarter. This factor accounted for most of the overall increase in semiconductor market sales. Sales of wafer handling process products fell slightly year-over-year, as did sales of chemical containers.

The Company’s data storage products accounted for about 12% of consolidated net sales in 2003, compared to 11% a year ago. Key customers in the industry implemented form-factor and process changes during the latter part of 2003, the major factor behind the 25% increase in sales.

Service business revenue, which accounted for about 8% of Entegris’ overall sales, rose 17% compared to fiscal 2002. This increase reflects growth in both the Company’s sales of equipment, used to clean wafer and disk carriers and shipping products, and sales of its on- and off-site cleaning services.

About 3% of overall sales for the year were generated in the life science market. Sales increased by 285% from fiscal 2002, about three-quarters of which was due to sales recorded by Electrol Specialties, a market leader in clean-in-place technology, which was acquired by the Company in January 2003.

On a geographic basis, Entegris’ total sales in North America were 41%, in Asia Pacific 26%, in Europe 17% and in Japan 16%. Year-to-year sales comparisons saw solid sales gains in Europe, Japan and Asia Pacific with essentially flat sales reported for North America.

Based on current order rates, industry analyst expectations and other information, the Company expects that sales for the first quarter of fiscal 2004 will be down slightly from sales levels experienced in the fourth quarter of fiscal 2003. However, industry volatility and uncertain market conditions make it difficult to forecast for future quarters.

Gross profit Gross profit in fiscal 2003 increased 11% to $98.7 million, compared to $88.7 million in fiscal 2002. Fiscal 2003 gross margin was 39.7%, compared to 40.4% in 2002.

With the 13% increase in sales from 2002 to 2003, the Company typically would have expected a higher gross margin for the year. However, several factors combined to offset the benefit of the higher utilization of the Company’s production capacity, many of them significantly affecting the Company in the fourth quarter. During the fourth quarter, the Company began the process of moving its manufacturing to a build-to-order model, which enabled the reduction of inventory. However, these actions led to significant under-absorption of fixed manufacturing costs during the quarter, accounting for approximately $2.2 million in reduced gross profit.

Among other factors was the consolidation of several facilities as the Company moved its polymer material manufacturing operation from Texas to Malaysia, relocated its Upland, California operations to Chaska, Minnesota and consolidated its cleaning equipment operations into the Gilroy, California service center. Fiscal 2003 also included transition costs of approximately $1.0 million related to the integration of the wafer and reticle carrier product line acquisition. Also negatively influencing margins were stronger sales in services and life sciences, two of the Company’s new markets, where gross margins for such products and services are below those of the semiconductor and data storage markets.

Partly offsetting the declines was the benefit of the Company’s actions in reducing fixed costs and increasing manufacturing efficiencies associated with the closure of manufacturing plants, investing in automation, continuing process improvements and instituting manufacturing Centers of Excellence.

As discussed above, the Company does not provide guidance about fiscal 2004 sales levels. However, in general, gross profit and gross margin variances mainly track the utilization of the Company’s production capacity associated with varying sales levels.

Selling, general and administrative expenses (SG&A) SG&A expenses increased by $6.7 million, or 9%, to $80.3 million in fiscal 2003 from $73.6 million in fiscal 2002. SG&A costs, as a percent of net sales, decreased to 32.3% from 33.5% with the impact of higher SG&A expenses more than offset by the effect of higher net sales. The year-to-year increase in SG&A expenses is due to a number of factors, including higher sales commissions, incentive compensation and amortization expense. In addition, fiscal 2003 included costs associated with the Company’s two acquisitions, and the transition to a direct sales model in Japan for certain products previously sold under a distribution relationship.

Other charges During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. The Company recorded a pre-tax benefit of $0.2 million in the fourth quarter of 2003 associated with the favorable settlement of a portion of the future lease commitments included in the aforementioned charge.

In 2002, the Company’s results included a charge of $4.0 million in connection with the closure of its Chanhassen, MN plant. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

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

As of August 30, 2003, $0.7 million remained outstanding in connection with the aforementioned charges and are primarily related to severance payments of $0.5 million, which run through May 2004, and lease commitments of $0.2 million, which run through July 2005.

Engineering, research and development expenses (ER&D) ER&D expenses increased 2% to $17.8 million, or 7.2% of net sales, in 2003 as compared to $17.4 million, or 7.9% of net sales, in 2002. The Company’s ER&D activities continue to focus on the support of current product lines, and the development of new products and manufacturing technologies. The Company’s ER&D expenses for the last half of the year included $0.6 million related to the addition of employees hired in connection with the Company’s second-quarter acquisition of Asyst Technologies, Inc.’s wafer and reticle carrier product lines.

Interest income, net The Company reported net interest income of $0.6 million in 2003 compared to $1.5 million in 2002. The decline reflects the significantly lower rates of interest available on the Company’s investments in short-term debt securities compared to the year-ago period as well as slightly lower invested balances.

Other expense (income), net Other expense was $4.4 million in fiscal 2003 compared to other income $1.0 million in fiscal 2002.

Other expense in 2003 included an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company’s equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owned about 1.6 million shares of Metron common stock throughout 2003. Prior to the impairment charge, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recorded and the investment in Metron common stock written down to a new carrying value of $3.1 million.

Other income in 2002 consisted primarily of the foreign currency gains, with about $0.7 million associated with the realization of translation gains realized upon the liquidation of the Company’s Korean entity.

Income tax benefit The Company recorded an income tax benefit of $6.2 million for fiscal 2003 compared to an income tax benefit of $3.4 million in fiscal 2002. The income tax benefit for fiscal 2003 includes one-time benefits of $0.9 million from the redetermination of prior years’ taxes, $1.4 million from the reversal of a valuation allowance on the net operating loss carryforwards of certain non-U.S. subsidiaries, and $1.2 million related to the impairment loss recorded on the Company’s investment in Metron stock. The reversal of the valuation allowance was based on a partial realization of the net operating loss carryforwards during fiscal 2003 and the current belief that sufficient taxable earnings will be generated in the future to allow the remaining net operating losses to be utilized. The income tax benefit for fiscal 2002 included a one-time benefit of $1.4 million related to the repatriation of earnings from certain non-U.S. subsidiaries. The effective tax rate for fiscal 2003 was 129.4% compared to 241.8% in fiscal 2002. The difference between the fiscal 2003 effective tax rate of 129.4% and the US statutory rate of 35% is primarily due to the one-time benefits described above, lower taxes on foreign operations, a tax benefit associated with export activities and a tax benefit associated with R&D activities. The Company expects an effective tax rate of about 35% in fiscal 2004.

Equity in net loss of affiliates The Company’s equity in the net loss of affiliates was $0.1 million in 2003 and represents the Company’s share of losses in entities accounted for under the equity method of accounting. No equity in the net earnings of affiliates was recorded in fiscal 2002 as the Company did not have entities under the equity method of accounting during that period.

Minority interest The Company recorded no minority interest in 2003 as all of its consolidated subsidiaries are presently 100%-owned. For fiscal 2002, the minority interest in subsidiaries’ net loss was $0.8 million, reflecting the net losses of the Company’s formerly 51%-owned Japanese subsidiaries, which became 100%-owned in February 2002.

Net income The Company recorded net income of $1.3 million, or $0.02 per diluted share, in fiscal 2003, compared to net income of $2.8 million, or $0.04 per diluted share, in the year-ago period.

Fiscal 2002 Compared to Fiscal 2001

Net sales Net sales were $219.8 million in fiscal 2002, down 36% from $342.4 million in fiscal 2001. The decline reflected the continuation of weakened business conditions in the semiconductor industry that began in the second half of fiscal 2001, as the semiconductor industry experienced unprecedented deterioration in market conditions, with rapidly falling rates of factory utilization and reduced capital spending. The sales decrease was attributable to softer demand for both fluid handling products, which generally depend on capital spending levels, and microelectronics products, which also depend on the utilization at semiconductor manufacturing facilities. Although the Company reported sequentially higher quarterly sales as fiscal 2002 progressed, fourth quarter revenues were still significantly below the record levels experienced in the first half of 2001.

Fiscal 2002 sales to the semiconductor market were down 41% from fiscal 2001, while accounting for about 80% of Entegris sales. Sales of the Company’s data storage products in 2002 were down 34% from a year ago, making up 11% of total sales.

Service business revenue, which accounted for about 8% of Entegris’ overall sales in 2002, nearly tripled from 2001 levels. This increase mainly reflected the full-year inclusion of sales from acquisitions made in late fiscal 2001.

Revenue declines were recorded in all geographic regions, with approximately 40% year-to-year declines experienced for North America, Europe and Japan, while sales to the Asia Pacific region fell just 13%. Overall, international sales accounted for approximately 53% of net sales in fiscal 2002, up from 50% in fiscal 2001. Fiscal 2002 sales were 47% to North America, 21% to Asia Pacific, 16% to Europe and 16% to Japan.

Gross profit Gross profit in fiscal 2002 decreased 45% to $88.7 million, compared to $162.7 million in fiscal 2001. The Company’s gross margin for fiscal 2002 was 40.4% compared to 47.5% for fiscal 2001. Gross margin and gross profit declines were reported by both domestic and international operations. The drop in fiscal 2002 figures was primarily caused by the lower sales levels noted above, which resulted in lower factory utilization. Gross profit levels generally improved throughout the year as sales increased sequentially by quarter.

Partly offsetting the declines was the benefit of the Company’s actions in reducing costs and increasing manufacturing efficiencies associated with the closure of manufacturing plants, investing in automation, changing process flows and instituting manufacturing Centers of Excellence. The Company also recorded lower asset impairment charges in 2002, incurring charges of $1.1 million and $3.5 million in 2002 and 2001, respectively, mainly for asset write-offs of molds.

Selling, general and administrative expenses (SG&A) SG&A expenses decreased $4.9 million, or 6%, to $73.6 million in fiscal 2002 from $78.5 million in fiscal 2001. The decline was primarily due to significantly lower incentive compensation and charitable contribution accruals, which are based on the Company’s results of operations, offset partly by increased expenditures for information systems and the continued building of the Company’s global infrastructure which began in fiscal 2001. SG&A costs, as a percent of net sales, increased to 33.5% from 22.9% with the impact of lower SG&A expenses more than offset by the effect of lower net sales.

Other charges In the first quarter of 2002, the Company’s results included a nonrecurring charge of $4.0 million in connection with the closures of the Company’s Chanhassen, MN plant. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

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

As of August 31, 2002, $0.2 million remained outstanding in connection with the aforementioned charges.

Engineering, research and development expenses (ER&D) ER&D expenses increased 5% to $17.4 million, or 7.9% of net sales, in fiscal 2002 as compared to $16.5 million, or 4.8% of net sales, in fiscal 2001. In fiscal 2002, the Company’s expenditures were focused on supporting current product lines, developing new manufacturing technologies and developing next generation products for new and existing markets.

Interest income, net The Company reported net interest income of $1.5 million in fiscal 2002 compared to $4.5 million in fiscal 2001. The change reflects the significantly lower rates of interest earned on cash equivalents and short-term investments and a shift in the mix of such investments towards tax-exempt debt securities.

Other income, net Other income was $1.0 million in fiscal 2002 compared to $1.1 million in fiscal 2001. Other income in fiscal 2002 consisted primarily of the foreign currency gains, with about $0.7 million associated with the realization of translation gains from the liquidation of the Company’s Korean entity, while other income in fiscal 2001 included foreign currency translation gains offset by losses on sales of property and equipment.

Income tax expense (benefit) The Company recorded an income tax benefit of $3.4 million for fiscal 2002 compared to income tax expense of $21.3 million in fiscal 2001. The effective tax rate for fiscal 2002 was 241.8% compared to 35.5% in fiscal 2001. The variance primarily reflects the significant difference in the Company’s pre-tax operating results. The income tax benefit in fiscal 2002 includes a one-time benefit of $1.4 million related to the repatriation of earnings from certain non-U.S. subsidiaries, while income tax expense in fiscal 2001 includes a $1.6 million tax benefit associated with the closure of the Company’s Korean manufacturing operations, losses of which were previously non-deductible.

Equity in net income of affiliates The Company recorded no equity in the net income of affiliates in fiscal 2002 compared to $1.5 million in fiscal 2001, all of which was recorded in the first half of that fiscal year. This reflected the change in accounting for the Company’s investment in Metron Technology N.V. (Metron), which was recorded under the equity method of accounting through the second quarter of fiscal 2001 at which time the Company began accounting for its remaining investment as an available-for-sale equity security, as its percentage ownership in Metron was reduced from 20% to 12%.

Minority interest For fiscal 2002, the minority interest in subsidiaries’ net loss was $0.8 million, reflecting the operating losses of the Company’s formerly 51%-owned Japanese subsidiaries in the first half of the year. The company purchased the 49% minority interests in these entities in February 2002. This compares to minority interest in subsidiaries’ net income of $1.6 million for fiscal 2001.

Net income Net income decreased to $2.8 million, or $0.04 per share diluted, in fiscal 2002, compared to net income of $38.6 million, or $0.53 per share diluted, in fiscal 2001.

Quarterly Results of Operations

The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended August 30, 2003. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments which management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

STATEMENTS OF OPERATIONS DATA

	Fiscal 2002				Fiscal 2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$45,852	$50,702	$59,709	$63,568	$53,721	$54,131	$69,996	$70,975
Gross profit	15,195	16,938	28,127	28,446	21,878	22,555	30,472	23,818
Selling, general and administrative expenses	17,630	17,566	19,299	19,074	18,922	19,833	20,264	21,288
Engineering, research and development expenses	4,041	4,475	4,228	4,664	4,073	4,233	4,683	4,814
Operating profit (loss)	(10,477)	(5,103)	6,240	5,506	(2,929)	(1,511)	5,525	(2,070)
Net income (loss)	$(5,916)	$(1,386)	$5,226	$4,852	$(5,642)	$647	$3,957	$2,313

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	33.1	33.4	47.1	44.7	40.7	41.7	43.5	33.6
Selling, general and administrative expenses	38.4	34.6	32.3	30.0	35.2	36.6	29.0	30.0
Engineering, research and development expenses	8.8	8.8	7.1	7.3	7.6	7.8	6.7	6.8
Operating profit (loss)	(22.8)	(10.1)	10.5	8.7	(5.5)	(2.8)	7.9	(2.9)
Net income (loss)	(12.9)	(2.7)	8.8	7.6	(10.5)	1.2	5.7	3.3

In the first quarter of fiscal 2003, the Company’s results included an impairment loss, classified as other expense, of $4.5 million related to the write-down of an equity investment. Also in the first quarter of 2003, the Company recorded a pre-tax charge of $1.8 million primarily related to the relocation of its Upland, California operations. In the fourth quarter of 2003, the Company recorded pre-tax benefits of $0.2 million, associated with adjustment of the aforementioned pretax charge related to the plant relocation.

In the first quarter of fiscal 2002, the Company’s results include a pretax charge of $4.0 million in connection with the closure of an additional plant. In the third and fourth quarters of 2002, the Company recorded pre-tax benefits of $1.6 million and $0.8 million, respectively, associated with the reversal of aforementioned pretax charges related to plant closures. Also in the third quarter of 2002, the Company recognized a one-time tax benefit of $1.4 million.

Our quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a variety of factors, a number of which are beyond the Company’s control.

Liquidity and Capital Resources

The Company has historically financed its operations and capital requirements through cash flow from operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000, Entegris raised capital via an initial public offering.

Operating activities Cash flow provided by operating activities totaled $32.1 million, $32.9 million and $80.0 million in fiscal 2003, 2002 and 2001, respectively. Cash flow provided by operating activities in 2003 mainly reflected nominal net earnings adjusted for noncash charges, including depreciation and amortization of $27.2 million and an impairment loss of $4.5 million on the Company’s equity investment in Metron Technology.

In addition, the Company’s operating cash flows benefited from decreases in inventory of $4.2 million and income tax-related accounts of $2.0 million, and a $5.2 million increase in accounts payable and accrued liabilities. Partially offsetting these items was an increase in accounts receivable of $11.7 million, resulting from higher sales levels, particularly in Japan where receivables typically carry longer terms than elsewhere. Other changes to working capital accounts were relatively minor for the Company.

Working capital stood at $159.8 million at August 30, 2003, including $80.5 million in cash and cash equivalents, and short-term investments of $24.5 million.

Investing activities Cash flow used in investing activities totaled $37.5 million, $38.3 million and $110.1 million in 2003, 2002 and 2001, respectively.

Acquisition of property and equipment totaled $13.4 million, $19.6 million and $24.2 million in 2003, 2002 and 2001, respectively. Capital expenditures in 2003 included investments in manufacturing, computer and laboratory equipment. The Company expects capital expenditures during fiscal 2004 will be in the range of $20 to $25 million, consisting mainly of spending on manufacturing equipment, tooling and information systems.

Acquisition of businesses totaled $44.4 million, $8.9 million and $43.0 million in 2003, 2002 and 2001, respectively. The Company completed two transactions in 2003. In January 2003, the Company purchased the assets of Electrol Specialties Company (ESC), a leader in Clean-In-Place technology. In February 2003, the Company purchased the Wafer and Reticle Carrier product lines of Asyst Technologies, Inc. Goodwill and identifiable intangible assets of $36.0 million and $2.8 million, respectively, were recorded in connection with the acquisitions. Each of the above transactions was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the dates of acquisition.

The Company had maturities, net of purchases, of debt securities classified as short-term investments of $20.1 million during 2003. The Company made purchases, net of maturities, of $8.0 million and $36.6 million of short-term investments in 2002 and 2001, respectively. Short-term investments stood at $24.5 million at August 30, 2003.

Financing activities Cash provided by financing activities totaled $11.0 million, $5.6 million and $2.0 million in fiscal 2003, 2002 and 2001, respectively.

The Company recorded proceeds of $6.7 million, $5.5 million and $4.7 million in 2003, 2002 and 2001, respectively, in connection with common shares issued under the Company’s stock option and stock purchase plans.

The Company made payments on short-term borrowings and long-term debt totaled $13.3 million in fiscal 2003, while proceeds from borrowings were $17.6 million.

As of August 30, 2003, the Company’s sources of available funds comprised $80.5 million in cash and cash equivalents, $24.5 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with two commercial banks with aggregate borrowing capacity of $40 million, with $5.0 million in borrowings outstanding at August 30, 2003 and lines of credit with seven international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $15.8 million. Borrowings outstanding on these lines of credit were approximately $11.5 million at August 30, 2003.

Under the unsecured revolving credit agreement, we are subject to, and are in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, we must maintain a calculated consolidated and domestic tangible net worth, which, as of August 30, 2003, are $204 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

At August 30, 2003, the Company’s shareholders’ equity stood at $337.7 million compared to $322.1 million at the beginning of the year. The components of the increase included the Company’s net earnings, the proceeds and tax benefits associated with the issuance of shares issued under the Company’s stock option and stock purchase plans and increases in other comprehensive income totaling $4.4 million.

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

The following table summarizes the maturities of the Company’s significant financial obligations:

(In thousands)	Long-term debt	Operating leases
Fiscal year ending:
2004	$2,412	$3,385
2005	1,400	2,589
2006	886	1,542
2007	789	1,085
2008	812	1,025
Thereafter	6,183	2,388

Total	$12,482	$12,014

On June 9, 2003, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission. Up to 25,000,000 shares of the Company’s common stock may be offered from time to time under the registration statement, including 15,500,000 newly issued shares by Entegris and 9,500,000 currently outstanding shares by certain shareholders of the Company. The common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The Company stated that it would use the net proceeds from any sale of new Entegris shares for general corporate purposes or to finance acquisitions. The Company would not receive any proceeds from any sale of shares by the selling shareholders.

Recently Issued Accounting Pronouncements

In December 2002, the Emerging Issues Task Force issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable for the Company for revenue arrangements entered beginning in fiscal 2004. The Company does not expect the adoption of EITF No. 00-21 to have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. VIEs are entities in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 become effective for the Company during the second quarter of its fiscal year ending August 28, 2004. The Company does not expect to identify any VIEs that must be included in its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. This statement becomes effective for the Company during the first quarter of its fiscal year ending August 28, 2004. The Company is currently evaluating the effect of this statement, but does not expect that the adoption of SFAS No. 150 will have a material effect on its consolidated financial statements.

Quantitative and Qualitative Disclosure About Market Risks

Entegris’ principal market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at August 30, 2003 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.5 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At August 30, 2003, the company was party to forward contracts to deliver Japanese yen with notional value of approximately $19 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $2.5 million.

The Company’s investment in Metron common stock is accounted for as an available-for-sale security. Consequently, the Company’s financial position is exposed to fluctuations in the price of Metron stock. At August 30, 2003, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $3.1 million with a fair value of $6.1 million. Accordingly, a 10% adverse change in Metron’s per share price would result in an approximate $0.6 million decrease in the fair value of the Company’s investment.

Impact of Inflation

The Company’s consolidated financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company’s primary costs. The cost of polymers, its primary raw material, was essentially unchanged from one year ago. Entegris expects the cost of resins to remain stable in the upcoming fiscal year. Labor costs, including taxes and fringe benefits, rose slightly in fiscal 2003 and moderate increases also can be reasonably anticipated for fiscal 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found under the subcaption “Quantitative and Qualitative Disclosure About Market Risks” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 30, 2003	August 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$80,546	$74,830
Short-term investments	24,541	44,624
Trade accounts receivable, net of allowance for doubtful accounts of $1,793 and $1,798, respectively	48,567	35,371
Trade accounts receivable due from affiliates	4,037	4,219
Inventories	38,163	38,859
Deferred tax assets and refundable income taxes	14,637	16,039
Other current assets	3,564	2,793

Total current assets	214,055	216,735

Property, plant and equipment, net	95,212	102,104

Other assets:
Investments	8,596	7,883
Goodwill	67,480	31,310
Other intangible assets, less accumulated amortization of $13,935 and $9,423, respectively	29,441	30,294
Other	2,882	1,934

Total assets	$417,666	$390,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	2,412	2,144
Short-term borrowings	16,455	9,421
Accounts payable	9,570	7,977
Accrued liabilities	25,852	20,079

Total current liabilities	54,289	39,621

Long-term debt, less current maturities	10,070	12,691
Deferred tax liabilities	15,642	15,802
Minority interest in subsidiaries	—	32

Total liabilities	80,001	68,146

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares; 72,512,100 and 71,160,539, respectively	725	712
Additional paid-in capital	142,540	132,676
Retained earnings	192,207	190,932
Accumulated other comprehensive income (loss)	2,193	(2,206)

Total shareholders’ equity	337,665	322,114

Total liabilities and shareholders’ equity	$417,666	$390,260

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal year ended
	August 30, 2003	August 31, 2002	August 25, 2001
Sales to non-affiliates	$229,236	$190,954	$239,771
Sales to affiliates	19,587	28,877	102,673

Net sales	248,823	219,831	342,444
Cost of sales	150,100	131,125	179,774

Gross profit	98,723	88,706	162,670
Selling, general and administrative expenses	80,307	73,569	78,510
Engineering, research and development expenses	17,803	17,408	16,517
Other charges	1,598	1,563	13,144

Operating (loss) profit	(985)	(3,834)	54,499
Interest income, net	(579)	(1,466)	(4,477)
Other expense (income), net	4,423	(973)	(1,134)

(Loss) income before income taxes and other items below	(4,829)	(1,395)	60,110
Income tax (benefit) expense	(6,248)	(3,373)	21,339
Equity in net loss (income) of affiliates	144	—	(1,488)
Minority interest in subsidiaries’ net (loss) income	—	(798)	1,643

Net income	$1,275	$2,776	$38,616

Earnings per common share:
Basic	$0.02	$0.04	$0.56
Diluted	$0.02	$0.04	$0.53

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 26, 2000	68,317	$683	$114,003	$152,091	$67	$266,844
Repurchase and retirement of shares	(77)	(1)	(476)	(246)	—	(723)
Shares issued pursuant to stock option Plans	1,235	12	2,889	—	—	2,901
Dilution of ownership on investments	—	—	—	(244)	—	(244)
Reclassification associated with change in percentage ownership in Metron Technologies N.V. stock	—	—	—	(2,061)	2,698	637
Shares issued pursuant to employee stock purchase plan	255	3	1,620	—	—	1,623
Tax benefit associated with employee stock plans	—	—	3,413	—	—	3,413
Foreign currency translation adjustment	—	—	—	—	(985)	(985)	$(985)
Net unrealized gain on marketable securities	—	—	—	—	225	225	225
Net income	—	—	—	38,616	—	38,616	38,616

Total comprehensive income							$37,856

Balance at August 25, 2001	69,730	697	121,449	188,156	2,005	312,307
Shares issued pursuant to stock option plans	1,222	12	3,959	—	—	3,971
Shares issued in connection with acquisition	42	1	437	—	—	438
Shares issued pursuant to employee stock purchase plan	167	2	1,540	—	—	1,542
Tax benefit associated with employee stock plans	—	—	5,291	—	—	5,291
Foreign currency translation adjustment	—	—	—	—	(71)	(71)	$(71)
Net unrealized loss on marketable securities	—	—	—	—	(4,140)	(4,140)	(4,140)
Net income	—	—	—	2,776	—	2,776	2,776

Total comprehensive loss							$(1,435)

Balance at August 31, 2002	71,161	712	132,676	190,932	(2,206)	322,114
Shares issued pursuant to stock option plans	1,163	12	4,867	—	—	4,879
Shares issued in connection with acquisition	21	—	281	—	—	281
Shares issued pursuant to employee stock purchase plan	167	1	1,516	—	—	1,517
Tax benefit associated with employee stock plans	—	—	3,200	—	—	3,200
Foreign currency translation adjustment	—	—	—	—	841	841	$841
Net unrealized gain on marketable securities	—	—	—	—	1,677	1,677	1,677
Reclassification adjustment for impairment loss on marketable securities included in earnings	—	—	—	—	1,881	1,881	1,881
Net income	—	—	—	1,275	—	1,275	1,275

Total comprehensive income							$5,674

Balance at August 30, 2003	72,512	$725	$142,540	$192,207	$2,193	$337,665

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended
	August 30, 2003	August 31, 2002	August 25, 2001
Operating activities:
Net income	$1,275	$2,776	$38,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,180	28,164	24,260
Impairment of property and equipment	1,156	1,136	3,526
Impairment of investment in Metron	4,452	—	—
Provision for doubtful accounts	(145)	133	(482)
Provision for deferred income taxes	(5,574)	(791)	(1,894)
Tax benefit from employee stock plans	3,200	5,291	3,413
Equity in net income of affiliates	144	—	(1,488)
(Gain) loss on sale of property and equipment	(310)	185	956
Gain on sale of equity investment	(145)	—	—
Minority interest in subsidiaries’ net (loss) income	—	(798)	1,459
Changes in operating assets and liabilities:
Trade accounts receivable	(11,727)	859	10,666
Trade accounts receivable due from affiliates	182	2,952	15,632
Inventories	4,156	8,373	(3,561)
Accounts payable and accrued liabilities	5,222	(21,710)	(369)
Other current assets	(760)	5,065	(2,748)
Income taxes payable and refundable income taxes	4,346	1,872	(6,546)
Other	(516)	(646)	(1,482)

Net cash provided by operating activities	32,136	32,861	79,958

Investing activities:
Acquisition of property and equipment	(13,445)	(19,568)	(24,231)
Acquisition of businesses, net of cash acquired	(44,431)	(8,943)	(42,954)
Purchase of intangible assets	(1,146)	(824)	(10,701)
Proceeds from sales of property and equipment	1,962	1,300	3,464
Proceeds from sale of equity investment	327	—	—
Purchases of short-term investments	(39,281)	(90,200)	(36,628)
Maturities of short-term investments	59,364	82,204	—
Other	(891)	(2,302)	916

Net cash used in investing activities	(37,541)	(38,333)	(110,134)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(13,323)	(13,704)	(2,679)
Proceeds from short-term borrowings and long-term debt	17,633	13,809	747
Issuance of common stock	6,677	5,514	4,674
Repurchase of redeemable and nonredeemable common stock	—	—	(723)

Net cash provided by financing activities	10,987	5,619	2,019

Effect of exchange rate changes on cash and cash equivalents	134	232	(365)

Increase (decrease) in cash and cash equivalents	5,716	379	(28,522)
Cash and cash equivalents at beginning of period	74,830	74,451	102,973

Cash and cash equivalents at end of period	$80,546	$74,830	$74,451

Non-cash operating and investing activities:
Transfer of common shares owned in affiliate in connection with termination of distribution agreement	—	—	$6,410

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation Entegris, Inc. (the Company) is a leading provider of materials integrity management solutions that protect and transport the critical materials used in the semiconductor and other high technology industries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

Basis of Presentation Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation.

Fiscal Year The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in August. Fiscal years 2003, 2002 and 2001 ended on August 30, 2003, August 31, 2002 and August 25, 2001, respectively, and are alternatively identified herein as 2003, 2002 and 2001. Fiscal 2002 included 53 weeks, while fiscal years 2003 and 2001 comprised 52 weeks.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB No. 25, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation.

The accompanying table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(In thousands, except share data)	2003	2002	2001
Net income, as reported	$1,275	$2,776	$38,616
Stock compensation expense – fair value based method	(6,549)	(5,126)	(3,331)

Pro forma net (loss) income	(5,274)	(2,350)	35,285

Basic net earnings per share, as reported	0.02	0.04	0.56
Pro forma basic net (loss) earnings per share	(0.07)	(0.03)	0.51

Diluted net earnings per share, as reported	0.02	0.04	0.53
Pro forma diluted net (loss) earnings per share	(0.07)	(0.03)	0.48

The Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	77.16%	77.00%	72.00%
Risk-free interest rate	3.75%	4.50%	5.25%
Expected life	8 years	10 years	10 years

The weighted average fair value of options granted during 2003, 2002 and 2001 with exercise prices equal to the market price at the date of grant was $5.06, $6.88 and $7.40 per share, respectively.

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

Investments The Company’s marketable equity investments are classified as available-for-sale. Accordingly, such securities are recorded at fair value, with any unrealized holding gains and losses, net of taxes, excluded from income, and recognized as a separate component of shareholders’ equity. The Company’s nonmarketable investments are accounted for under either the cost or equity method of accounting, as appropriate.

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

Other intangible assets include, among other items, patents and unpatented technology and are amortized using the straight-line method over their respective estimated useful lives of 5 to 17 years. The Company reviews intangible assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

Derivative Financial Instruments SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires the Company to record derivatives as assets or liabilities on the balance sheet and to measure such instruments at fair value. Changes in fair value of derivatives are recorded each period in current results of operations or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction.

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties as they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction under the provisions of SFAS No. 133. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company was a party to forward foreign currency contracts with notional amounts of $19.0 million and $1.7 million at August 30, 2003 and August 31, 2002, respectively.

Foreign Currency Translation Except for certain foreign subsidiaries whose functional currency is the United States (U.S.) dollar, assets and liabilities of foreign subsidiaries are translated from foreign currencies into U.S. dollars at current exchange rates. Income statement amounts are translated at the weighted average exchange rates for the year. Gains and losses resulting from foreign currency transactions are included in net income. For certain foreign subsidiaries whose functional currency is the U.S. dollar, currency gains and losses resulting from translation are determined using a combination of current and historical rates and are reported as a component of net income.

Revenue Recognition/Concentration of Risk The Company sells its products throughout the world primarily to companies in the microelectronics industry. Revenue and the related cost of sales are generally recognized upon shipment of the products. For certain customized precision cleaning equipment sales, which constituted less than 3% of sales, with installation and customer acceptance provisions, revenue is recognized upon fulfillment of such provisions. The Company recognizes revenues from construction contracts for certain customized clean-in-place equipment, which constituted less than 2% of sales, under the percentage-of-completion method, measured by the cost-to-cost method.

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

Certain materials included in the Company’s products are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on those sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary adverse effect on the Company’s results of operations. Furthermore, a significant increase in the price of one or more of these components could adversely affect the Company’s results of operations.

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

Comprehensive Income (Loss) Comprehensive income (loss) represents the change in shareholders’ equity resulting from other than shareholder investments and distributions. The Company’s foreign currency translation adjustments and unrealized gains and losses on marketable securities are included in accumulated other comprehensive income (loss). Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying Consolidated Statements of Shareholders’ Equity.

Recent Accounting Pronouncements In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 became effective for the Company during the first quarter of its fiscal year ending August 30, 2003. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the Company’s product warranty liabilities. The Company adopted the disclosure requirements of FIN 45 beginning in the second quarter of fiscal 2003 and will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance and is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires the recognition of the liability for costs associated with exit or disposal activities as incurred, whereas previous accounting guidance required that a liability be recorded when the Company committed to an exit plan. Accordingly, the accounting treatment of any exit or disposal activities initiated by the Company after December 31, 2002 may differ from the treatment used by the Company for previous exit or disposal activities, particularly as relates to the timing and disclosure of certain costs associated with the exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently in both annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal 2003. The interim disclosure requirements were adopted for the Company’s third quarter of fiscal 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The application of SFAS No. 149 did not have an effect on the Company’s consolidated financial statements.

(2) ACQUISITIONS

During the second quarter of fiscal 2003, Entegris completed two cash acquisitions totaling $44.4 million. In January 2003, the Company acquired substantially all of the assets of Electrol Specialties Co. (ESC) in a cash transaction. ESC, an Illinois-based company, designs and fabricates Clean-In-Place (CIP) stainless steel systems to customers in the biopharmaceutical industry. Identifiable intangible assets and goodwill of approximately $1.0 million and $2.1 million, respectively, were recorded in connection with the transaction. Entegris retained ESC’s existing management team and employees, and continues to manufacture CIP products at ESC’s leased facility in Illinois.

In February 2003, Entegris acquired the wafer and reticle carrier (WRC) product lines of Asyst Technologies, Inc., a California-based provider of integrated automation systems. The total acquisition cost for all assets associated with Asyst’s WRC product lines and intellectual property, including associated fees and expenses, was $39.1 million. Entegris hired key Asyst employees involved with the research and development of these product lines and moved the production of the purchased WRC product line to its Chaska, Minnesota facilities. Identifiable intangible assets and goodwill of approximately $1.8 million and $33.9 million, respectively, were recorded in connection with the transaction.

The identifiable intangible assets of $2.8 million recorded to in connection with above acquisitions related to noncompete agreements, patents and customer relationships and are being amortized over years ranging up to five years.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the ESC and WRC product line acquisitions.

(In thousands)	Electrol Specialties Co.	WRC product line
Current assets	$2,649	$2,146
Property and equipment	482	2,591
Intangible assets	1,000	1,776
Goodwill	2,082	33,870

Total assets acquired	6,213	40,383
Current liabilities assumed	869	1,296

Net assets acquired	$5,314	$39,087

Each of the above transactions was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the dates of acquisition. The following table provides Company results as if the acquisitions occurred at the beginning of each period presented.

(In thousands, except share data)	2003		2002
	As reported	Pro forma	As reported	Pro forma
Net sales	$248,823	$265,923	$219,831	254,320
Net income	1,275	3,330	2,776	4,268
Basic earnings per share	0.02	0.05	0.04	0.06
Diluted earnings per share	0.02	0.04	0.04	0.06

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

The Company completed four acquisitions in fiscal 2001. In March 2001, the Company acquired the fluid handling component product line of Nisso Engineering Co., Ltd. a Japanese company for $10.4 million. Patents and goodwill of approximately $2.3 million and $8.0 million, respectively, were recorded in connection with the transaction. In May 2001, the Company completed its acquisition of 100% of the common stock of NT International, which designs and manufactures patented ultrahigh purity flow and pressure measurement sensors and controllers, for a cash payment of $27.5 million. Identifiable intangible assets, including patents, and goodwill of approximately $18.5 million and $12.1 million, respectively, were recorded in connection with the transaction. In the fourth quarter of fiscal 2001, the Company completed the acquisition of 100% of the common stock of Atcor Corporation and the operating assets and liabilities of Critical Clean Solutions, Inc., which provide precision cleaning systems, products and services to the semiconductor and data storage industries, for consideration totaling $17.8 million, including cash payments of $16.0 million and $1.8 million, payable in common stock, in contingent consideration recorded in 2002. Identifiable intangible assets and goodwill of approximately $7.6 million and $7.7 million, respectively, were recorded in connection with the transactions.

(3) INVENTORIES

Inventories consist of the following:

(In thousands)	2003	2002
Raw materials	$12,061	$10,795
Work-in-process	1,663	2,163
Finished goods	23,811	25,436
Supplies	628	465

	$38,163	$38,859

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consists of the following:

(In thousands)	2003	2002	Estimated useful lives
Land	$10,911	$10,811
Buildings and improvements	61,410	60,928	5-35
Manufacturing equipment	82,928	78,647	5-10
Molds	68,561	65,556	3-5
Office furniture and equipment	48,749	47,411	3-8

	272,559	263,353
Less accumulated depreciation	177,347	161,249

	$95,212	$102,104

Depreciation expense was $22.6 million, $24.4 million and $22.0 million in 2003, 2002 and 2001, respectively. The Company recorded asset write-offs on molds and equipment of approximately $1.2 million, $1.1 million and $3.5 million for 2003, 2002 and 2001, respectively. All impairment losses are included in the Company’s cost of sales.

(5) INVESTMENTS

Investments include the Company’s equity ownership in Metron Technology N.V. (Metron), a publicly traded security. Metron is a leading global provider of marketing, sales, services and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. The Company’s investment in Metron is accounted for as an available-for-sale security. At August 30, 2003, the Company owned approximately 1.6 million common shares of Metron with a market value of $6.1 million. At August 30, 2003, the unrealized gain on marketable securities was $1.7 million, net of taxes of $1.2 million. At August 31, 2002, the market value of the Company’s investment was $4.4 million, reflecting an unrealized loss of $1.9 million, net of tax benefits of $1.2 million.

In the first quarter of 2003, the Company recorded an impairment loss, classified as other expense, of $4.5 million, or $3.3 million after taxes, related to the Company’s investment in Metron. Prior to the impairment charge, the Company’s investment in Metron stock had a carrying value of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at that date. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss was recorded and the investment in Metron common stock written down to a new carrying value of $3.1 million.

Through February 2001, the Company accounted for its investment in Metron using the equity method. In March 2001, the Company surrendered ownership of 1.125 million shares of its investment in Metron Technology N.V. (Metron) in connection with the transaction described in Note 12 under the caption “Other charges”. As a result, the Company’s percentage ownership in Metron decreased to approximately 12%. Accordingly, the Company discontinued application of the equity method and began to account for Metron as an available-for-sale security.

At August 30, 2003, the Company also holds equity investments totaling $2.5 million in certain nonpublicly traded companies accounted for under either the cost or equity method of accounting, as appropriate.

The Company’s short-term investments, all of which are debt securities due within one year and are classified as held-to-maturity, consist of the following:

(In thousands)	2003	2002
Municipal bonds	$20,217	$36,002
Corporate debt securities	4,324	8,622

	$24,541	$44,624

The amortized cost, gross unrealized gains, gross unrealized losses and the fair value of the Company’s short-term investments are as follows:

(In thousands)	2003	2002
Amortized cost	$24,541	$44,624
Gross unrealized gains	—	17
Gross unrealized losses	(110)	(122)

Fair value	$24,431	$44,519

(6) INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No.142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. Intangible assets with definite useful lives must be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted SFAS No. 142 as of August 26, 2001. As required by SFAS No. 142, the Company performed a transitional goodwill impairment assessment to determine whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company’s fair value and compared it to the Company’s carrying amount. As of August 26, 2001, the Company’s fair value exceeded its carrying amount. Therefore, there was no indication that goodwill was impaired and the Company did not record any transitional impairment loss. In addition to its transitional goodwill impairment assessment, the Company also completed annual impairment tests with no adjustment to the carrying value of goodwill as of August 30, 2003 and August 31, 2002.

The changes in the carrying amount of goodwill for the years ended August 30, 2003 and August 31, 2002 are as follows:

(In thousands)	2003	2002
Beginning of year	$31,310	$30,266
Additions to goodwill as a result of acquisitions	36,170	1,044

End of year	$67,480	$31,310

Additions to goodwill in 2003 included $36.0 million arising from acquisitions in 2003 and a $0.2 million increase associated with a purchase price allocation adjustment of a prior year acquisition.

Additions to goodwill in 2002 included a $1.8 million addition in connection with contingent consideration related to an acquisition completed in 2001, partly offset by a $0.8 million reduction associated with a purchase price allocation adjustment of a prior year acquisition.

The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of income taxes:

(In thousands)	2003	2002	2001
Net income:
Reported net income	$1,275	$2,776	$38,616
Add goodwill amortization, net of tax	—	—	1,230

Adjusted net income	$1,275	$2,776	$39,846

	2003	2002	2001
Basic earnings per share:
Reported basic earnings per share	$0.02	$0.04	$0.56
Add goodwill amortization, net of tax	—	—	0.02

Adjusted basic earnings per share	$0.02	$0.04	$0.58

	2003	2002	2001
Diluted earnings per share:
Reported diluted earnings per share	$0.02	$0.04	$0.53
Add goodwill amortization, net of tax	—	—	0.02

Adjusted diluted earnings per share	$0.02	$0.04	$0.55

Other intangible assets, excluding goodwill, at August 30, 2003 and August 31, 2002 were as follows:

(In thousands)
2003	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$18,416	$5,320	$13,096
Unpatented technology	9,844	2,185	7,659
Employment and noncompete agreements	5,837	1,718	4,119
Other	6,035	1,468	4,567

	$40,132	$10,691	$29,441

(In thousands)
2002	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$16,978	$3,404	$13,574
Unpatented technology	9,844	1,203	8,641
Employment and noncompete agreements	4,611	759	3,852
Other	5,040	813	4,227

	$36,473	$6,179	$30,294

Amortization expense was $4.5 million, $3.7 million and $2.3 million in 2003, 2002 and 2001, respectively.

Estimated amortization expense for the fiscal years 2004 to 2008 and thereafter is $5.0 million, $4.7 million, $4.4 million, $4.0 million, $3.7 million and $7.7 million, respectively.

(7) ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	2003	2002
Payroll and related benefits	$11,194	$8,446
Employee benefits	2,839	2,843
Taxes, other than income taxes	1,123	1,036
Interest	70	53
Royalties	917	44
Accruals related to nonrecurring charges	316	160
Warranty and related	2,946	2,198
Other	6,447	5,299

	$25,852	$20,079

(8) WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during 2003 and 2002:

(In thousands)	2003	2002
Beginning of year	$735	$1,361
Accrual for warranties issued during the period	1,001	206
Assumption of liability in connection with acquisition	1,250	—
Settlements during the period	(921)	(832)

End of year	$2,065	$735

(9) LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	2003	2002
Stock redemption notes payable in various installments along with interest of 8% and 9% through December 2010	$2,961	$3,308
Commercial loans secured by property and equipment payable on a monthly basis in principal installments of $49, with interest ranging from 1.65% to 1.68% and various maturities through September 2015	1,593	2,651
Commercial loans secured by property and equipment payable on a semiannual basis in principal installments of $39 and interest ranging from 4.5% to 6% and various maturities through December 2007	1,518	1,747
Small Business Administration loans payable on a monthly basis in installments of $17 including interest ranging from 3.15% to 7.3% and various maturities through October 2020	2,842	2,898
Commercial loan secured by equipment payable on a monthly basis in principal installments of $40 and interest ranging from 5.0% to 19.22% and various maturities through December 2005.	631	1,109
Industrial Revenue Bond secured by property payable on a semiannual basis with principal installments of $50 through October 2012, and variable interest ranging from 1.05% to 2.20%	1,050	1,150
Private bond with interest of 1.7% and interest payable on a semiannual basis and full principal due in 2008	1,881	1,859
Other	6	113

Total	12,482	14,835
Less current maturities	2,412	2,144

	$10,070	$12,691

Annual maturities of long-term debt as of August 30, 2003, are as follows:

Fiscal year ending	(In thousands)
2004	$2,412
2005	1,400
2006	886
2007	789
2008	812
Thereafter	6,183

$12,482

(10) SHORT-TERM BANK BORROWINGS

The Company has an unsecured revolving credit agreement, which expires in November 2003, with two commercial banks for aggregate borrowings of up to $40 million with interest at LIBOR rates, plus 1.5%. There was $5 million outstanding under this commitment at August 30, 2003 with interest at 2.69%. There was no balance outstanding at August 31, 2002. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of August 30, 2003, are $204 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

The Company has entered into unsecured line of credit agreements, which expire at various dates through 2005, with seven international commercial banks, which provide for aggregate borrowings of 301,000 euros, 2.5 million Malaysia ringgits and 1.7 billion Japanese yen for its foreign subsidiaries, which is equivalent to $15.8 million as of August 30, 2003. Interest rates for these facilities are based on a factor of the banks’ reference rates and ranged from 1.375% to 7.75% as of August 30, 2003. Borrowings outstanding under these line of credit agreements at August 30, 2003 and August 31, 2002, were $11.5 million and $8.9 million, respectively.

(11) LEASE COMMITMENTS

As of August 30, 2003, the Company was obligated under noncancellable operating lease agreements for certain equipment and buildings. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows):

Fiscal year ending	(In thousands)
2004	$3,385
2005	2,589
2006	1,542
2007	1,085
2008	1,025
Thereafter	2,388

Total minimum lease payments	$12,014

Total rental expense for all equipment and building operating leases was $4.7 million, $4.8 million and $4.0 million in 2003, 2002 and 2001, respectively. See note 22 for related party leases included above.

(12) OTHER CHARGES

During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. The Company recorded a pre-tax benefit of $0.2 million in the fourth quarter of 2003 associated with the favorable settlement of a portion of the future lease commitments included in the aforementioned charge.

In 2002, the Company’s results included a charge of $4.0 million in connection with the closure of its Chanhassen, MN plant. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment.

In 2001, the Company recorded a charge of $8.2 million related to the early termination of a distribution agreement for microelectronics products with its affiliate, Metron. Pursuant to the termination agreement, the Company assumed direct sales responsibility for microelectronics product sales in Europe and Asia, and transferred to Metron 1.125 million shares of Metron stock and agreed to make cash payments totaling $1.75 million over a 15-month period. Entegris repurchased certain microelectronics product inventory from Metron. Concurrently, the Company and Metron executed a new distribution agreement for Entegris’ fluid handling products, which now runs through August 31, 2005.

Also in 2001, the Company recorded a $4.9 million charge in connection with the closing of its Castle Rock, Colorado and Munmak, Korea facilities. The charge included $1.7 million in termination costs related to a workforce reduction of 170 employees and $1.4 million for estimated losses for asset disposals. In addition, the charge included $1.8 million for future lease commitments on the Castle Rock facility, the lessor of which is related to a major shareholder of the Company.

The Company recorded a pre-tax benefit of $2.4 million in 2002 related to the reversal of previous accruals made in 2002 and 2001 related to the plant closures described herein. Approximately $1.0 million of the reversal was associated with the favorable settlement of future lease commitments on the Castle Rock facility, for which the Company had recorded accruals in 2001. Lower than expected impairment costs accounted for approximately $1.2 million of the reversals.

As of August 30, 2003, future cash outlays of $0.7 million remained outstanding in connection with the aforementioned charges, and are primarily related to severance payments of $0.5 million, which run through May 2004, and lease commitments of $0.2 million, which run through July 2005.

(13) INTEREST INCOME, NET

Interest income, net consists of the following:

(In thousands)	2003	2002	2001
Interest income	$1,790	$2,684	$5,982
Interest expense	(1,211)	(1,218)	(1,505)

Interest income, net	$579	$1,466	$4,477

(14) OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

(In thousands)	2003	2002	2001
(Gain) loss on sale of property and equipment	$(310)	$185	$(146)
Impairment of investment in Metron	4,452	—	—
(Gain) loss on foreign currency translation	(201)	(808)	40
Gain on liquidation of foreign subsidiary	—	(733)	—
Other, net	482	383	(1,028)

Other expense (income), net	$4,423	$(973)	$(1,134)

(15) INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

(In thousands)	2003	2002	2001
Domestic	$(9,747)	$(8,192)	$45,719
Foreign	4,918	6,797	14,391

	$(4,829)	$(1,395)	$60,110

Income tax expense (benefit) is summarized as follows (in thousands):

(In thousands)	2003	2002	2001
Current:
Federal	$(2,611)	$(3,797)	$16,395
State	(58)	—	2,309
Foreign	122	562	4,247

	(2,547)	(3,235)	22,951

Deferred:
Federal	(2,110)	220	(1,500)
State	(275)	(358)	(112)
Foreign	(1,316)	—	—

	(3,701)	(138)	(1,612)

	$(6,248)	$(3,373)	$21,339

Income tax expense (benefit) differs from the expected amounts based upon the statutory federal tax rates as follows:

(In thousands)	2003		2002	2001
Expected federal income tax at statutory rate	$(1,690)		$(489)	$21,039
State income taxes, net of federal tax effect	(120)		(113)	1,503
Effect of foreign source income	(2,801)		(2,267)	60
Extraterritorial Income/Foreign Sales Corporation income not subject to tax Impairment of investment in Metron	(1,000 408)		— —	(1,142 —)
Research tax credit	(450)		(400)	(361)
Tax-exempt interest Redetermination of prior years’ taxes	(224 (946	) )	(296 —)	(360 —)
Other items, net	575		192	600

	$(6,248)		$(3,373)	$21,339

At August 30, 2003, there were approximately $11.2 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be offset by available foreign tax credits.

During the years ended August 30, 2003 and August 31, 2002, respectively, $3.2 million and $5.3 million was added to additional paid-in capital in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 30, 2003 and August 31, 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Accounts receivable	$935	$981
Inventory	2,555	2,780
Intercompany profit	1,114	675
Accruals not currently deductible for tax purposes	2,918	2,772
Net operating loss carryforwards	3,889	3,661
Tax credit carryforwards	1,847	1,846
Other, net	1,171	139
Valuation allowance	—	(1,369)

Total deferred tax assets	14,429	11,485

Deferred tax liabilities:
Accelerated depreciation	4,218	4,121
Purchased intangible assets	9,316	8,625
Other, net	2,108	3,056

Total deferred tax liabilities	15,642	15,802

Net deferred tax assets (liabilities)	$(1,213)	$(4,317)

At August 30, 2003, the Company had federal net operating loss carryforwards of approximately $5.0 million which begin to expire in 2011, state operating loss carryforwards of approximately $17.4 million, which begin to expire in 2010, foreign net operating loss carryforwards of approximately $1.2 million, which expire in 2007, foreign tax credit carryforwards of approximately $1.5 million which expire in 2007, and research tax credit carryforwards of approximately $0.9 million which begin to expire in 2009. The Company established a valuation allowance of $1.4 million during 2002 with respect to the foreign net operating loss carryforwards, which was reversed during 2003. The reversal of the valuation allowance was based on a partial realization of the net operating loss carryforwards during fiscal 2003 and the current belief that sufficient taxable earnings will be generated in the future to allow the remaining net operating losses to be utilized. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income and on the future reversal of taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the benefit of these deferred assets will be realized.

(16) SHAREHOLDERS’ EQUITY

Employee Stock Ownership Plan and Trust Entegris maintains an Employee Stock Ownership Plan and Trust (ESOT). The ESOT was amended to discontinue future contributions and to freeze participation in 1997. ESOT shares totaled 8,831,707 and 11,585,038 as of August 30, 2003 and August 31, 2002, respectively.

Stock Option Plans In August 1999, Entegris, Inc. established the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan) and the Entegris, Inc. Outside Directors’ Stock Option Plan (the Directors’ Plan). The maximum aggregate number of shares that may be granted under the Plans is 15,000,000 and 1,000,000, respectively.

Under the Directors’ Plan, each outside director is granted an option to purchase 15,000 shares upon the date the individual becomes a director. Annually, each outside director is automatically granted an option to purchase 9,000 shares. Options will be exercisable six months subsequent to the date of grant. Under both the 1999 Plan and the Directors’ Plan, the term of options shall be ten years and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

Option activity for the 1999 Plan and the Directors’ Plan is summarized as follows:

	2003		2002		2001
(Shares in thousands)	Number of shares	Option price	Number of Shares	Option price	Number of Shares	Option price
Options outstanding, beginning of year	7,469	$5.94	7,071	$4.94	7,307	$3.78
Granted	1,961	6.63	1,747	8.39	1,457	9.17
Exercised	(1,163)	4.18	(1,222)	3.25	(1,228)	2.46
Canceled	(187)	9.13	(127)	10.05	(465)	6.58

Options outstanding, end of year	8,080	$6.28	7,469	$5.94	7,071	$4.94

Options exercisable, end of year	4,455	$5.29	4,636	$4.37	4,683	$3.57

Options available for grant, end of year	4,192		5,498		4,332

Options outstanding for the 1999 Plan and the Directors’ Plan at August 30, 2003 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.96 to $1.50	292	2.6 years	$1.17	292	$1.17
$3.15	2,291	4.4 years	3.15	2,291	3.15
$4.22	336	6.0 years	4.22	336	4.22
$5.90	1,566	9.1 years	5.90	—	—
$6.86 to $7.50	220	7.7 years	7.47	97	7.49
$7.53 to $8.25	1,412	8.1 years	8.02	334	8.01
$8.38 to $10.00	1,184	7.8 years	9.09	581	9.22
$10.19 to $15.38	779	7.4 years	11.29	524	11.17

Employee Stock Purchase Plan In March 2000, the Company established the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. As of August 30, 2003, 590,568 shares had been issued under the ESPP and plan participants had approximately $0.3 million withheld to purchase the Company’s common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period ending December 31, 2003. Employees purchased 167,471, 167,097 and 256,000 shares at a weighted-average price of $9.05, $9.23 and $6.34 in 2003, 2002 and 2001, respectively.

(17) 401(k) SAVINGS PLAN

The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pretax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches 100% of employees’ contributions on the first 3% of eligible wages and 50% of employees’ contributions on the next 2% of eligible wages, or a maximum match of 4% of the employee’s eligible wages. In addition to the matching contribution, the Company’s board of directors may, at its discretion, declare a profit sharing contribution of up to 11% of eligible wages based on the company’s worldwide operating results. The employer profit sharing and matching contribution expense under the Plans was $1.7 million, $0.9 million, $3.3 million in 2003, 2002 and 2001, respectively.

Previously, the Company also sponsored the Entegris, Inc. Pension Plan (the Pension Plan), a defined contribution pension plan. Contributions to the Pension Plan were determined by a formula set forth in the plan agreement. Effective December 31, 2002, the Pension Plan was merged into the 401(k) Plan. Contributions to this plan were suspended for calendar year 2002. Total pension expense for 2002 and 2001 related to this plan was $0.3 million and $1.6 million, respectively.

(18) EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2003	2002	2001
Basic earnings per share—Weighted common shares Outstanding	71,636	70,358	68,747
Weighted common shares assumed upon exercise of options	3,836	3,812	4,248

Diluted earnings per share	75,472	74,170	72,995

Approximately 1.3 million, 0.6 million and 0.9 million of the Company’s stock options were excluded from the calculation of diluted earnings per share in 2003, 2002, and 2001, respectively, because their inclusion would have been antidilutive.

(19) SEGMENT INFORMATION

The Company operates in one segment as it designs, develops, manufactures, markets and sells material integrity management products and services predominantly within the microelectronics industry. All products are sold on a worldwide basis.

The following table summarizes total net sales by markets served for 2003, 2002 and 2001, respectively:

(In thousands)	2003	2002	2001
Net sales:
Semiconductor	$189,950	$175,741	$298,721
Data storage	30,937	24,833	37,574
Services	20,170	17,285	5,952
Other	7,766	1,972	197

	$248,823	$219,831	$342,444

The following tables summarizes total net sales, based upon the country from which sales were made, and property, plant and equipment attributed to significant countries for 2003, 2002 and 2001, respectively:

(In thousands)	2003	2002	2001
Net sales:
United States	$171,356	$160,568	$249,455
Japan	35,330	26,407	45,749
Germany	4,036	9,350	27,735
Malaysia	36,601	22,186	15,057
Other	1,500	1,320	4,448
	$248,823	$219,831	$342,444

Property, plant and equipment:
United States	$68,605	$74,085	$78,339
Japan	8,064	8,424	9,767
Germany	5,854	5,362	5,517
Malaysia	12,350	13,757	14,562
Other	339	476	946

	$95,212	$102,104	$109,131

Net sales to external customers attributable to the United States amounted to $103.0 million, $103.1 million and $170.9 million in 2003, 2002 and 2001, respectively. Net sales to external customers attributable to countries other than the United States amounted to $145.8 million, $116.7 million and $171.5 million in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, no single nonaffiliated customer accounted for 10% or more of net sales.

(20) SUPPLEMENTARY CASH FLOW INFORMATION

(In thousands)	2003	2002	2001
Schedule of interest and income taxes paid
Interest	$1,192	$1,209	$1,503
Income taxes, net of refunds received	(8,206)	(13,201)	28,460

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, short-term investments and short-term debt approximates fair value due to the short maturity of those instruments. The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments and approximated its carrying value of $10.0 million at August 30, 2003.

(22) RELATED-PARTY TRANSACTIONS

Leases Through 2002, the Company leased office space and production facilities under various operating leases from entities related to a major shareholder of the Company. The Company was required to pay for all real estate taxes, utilities and other operating expenses. Rent paid relating to these agreements totaled $0.3 million and $0.6 million, for 2002 and 2001, respectively. The Company has no future obligations under any lease agreements with entities related to the shareholder.

In May 2002, the Company paid $500,000 as consideration for the early termination and buyout of future lease commitments on the Castle Rock facility, which was leased from an entity related to the shareholder, as described in Note 12 under the caption “Other charges.”

Metron Technology N.V. As described in Note 5 under the caption “Investments”, the Company owned approximately 1.6 million shares of Metron at August 30, 2003. In addition, the Company recorded a charge of $8.2 million in 2001 related to the early termination of a distribution agreement as described in Note 12 under the caption “Other charges.” Sales to Metron under current and previous distribution agreements were $19.6 million, $16.3 million and $85.3 million in 2003, 2002 and 2001, respectively. Trade accounts receivable relating to these sales as of August 30, 2003 and August 31, 2002 were $4.0 million and $3.3 million, respectively.

(23) COMMITMENTS AND CONTINGENT LIABILITIES

In September 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from the Company. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

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

(24) QUARTERLY INFORMATION-UNAUDITED

	Quarter				Year
(In thousands, except per share data)	First	Second	Third	Fourth
Fiscal 2002
Net sales	$45,852	$50,702	$59,709	$63,568	$219,831
Gross profit	15,195	16,938	28,127	28,446	88,706
Net income (loss)	(5,916)	(1,386)	5,226	4,852	2,776
Basic earnings (loss) per share	(0.08)	(0.02)	0.07	0.07	0.04
Diluted earnings (loss) per share	(0.08)	(0.02)	0.07	0.06	0.04

Fiscal 2003
Net sales	$53,721	$54,131	$69,996	$70,975	$248,823
Gross profit	21,878	22,555	30,472	23,818	98,723
Net income (loss)	(5,642)	647	3,957	2,313	1,275
Basic earnings (loss) per share	(0.08)	0.01	0.06	0.03	0.02
Diluted earnings (loss) per share	(0.08)	0.01	0.05	0.03	0.02

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Entegris, Inc.:

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2002.

/s/ KPMG LLP

Minneapolis, Minnesota

October 2, 2003

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders

Entegris, Inc.:

Under the date of October 2, 2003, we reported on the consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 30, 2003, as contained herein. Our report refers to a change in the method of accounting for goodwill in fiscal 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

October 2, 2003

Entegris, Inc.

Schedule II–Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
		Additions
COL. A	COL. B	COL. C	COL. D	COL. E
Deducted from asset accounts:
Year ended August 25, 2001:
Allowance for doubtful receivables	$2,524	(482)	434	$1,608

Deducted from asset accounts:
Year ended August 31, 2002:
Allowance for doubtful receivables	$1,608	133	(57)	$1,798

Deducted from asset accounts:
Year ended August 30, 2003:
Allowance for doubtful receivables	$1,798	(145)	(140)	$1,793

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 30, 2003, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of shareholders to be held on January 20, 2004 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 28, 2004.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the Annual Meeting of Shareholders to be held on January 20, 2004, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and officers required by this item is incorporated by reference to the information under the captions “Election of Directors”, “Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 20, 2004.

Audit Committee Financial Expert

The Company’s Audit Committee comprises members Robert J. Boehlke, Paul L.H. Olson and Roger D. McDaniel. The Company has determined that Mr. Boelhke qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and each of the Committee members is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code Of Ethics and Conduct

The Company has adopted a Code of Ethics and Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Entegris, Inc. Code of Ethics and Conduct is available on the Company’s Web site at www.entegris.com. The Company intends to post on its Web site any amendments to, or waivers from, its Code of Ethics and Conduct applicable to such senior officers.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Summary Compensation Table” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 20, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Principal Shareholders” and “Security Ownership of Directors and Named Executive Officers” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 20, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the captions “Appointment of Independent Auditors” and “Audit Committee Report” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 20, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Appointment of Independent Auditors” and “Audit Committee Report” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 20, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1.) Financial Statements

The Financial Statements required by this item, along with the Independent Auditors’ Report, are submitted in a separate section of this report as indicated in the below index:

(a) (2.) Financial Statement Schedules

The following Independent Auditors’ Report on Schedule and the financial statement schedule “Schedule II—Valuation and Qualifying Accounts” are filed as part of this Report at the pages indicated, and should be read in conjunction with the consolidated financial statements.

Page Number in this Report
Independent Auditors’ Report on Schedule	59
Schedule II – Valuation and Qualifying Accounts	60

All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

(a) (3.) Exhibits

The following exhibits are filed herewith or incorporated by reference as required by Item 601 of Regulation S-K:

Exhibit Number	Description of Document

3.1(i)	Articles of Incorporation of Entegris, Inc.

3.2(i)	Amended and Restated Bylaws of Entegris, Inc.

4.1(i)	Specimen of Common Stock Certificate

10.1(i)	Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan

10.2(i)	Entegris, Inc. Outside Directors’ Option Plan

10.3(i)	Entegris, Inc. 2000 Employee Stock Purchase Plan

10.4(i)	Entegris, Inc. Employee Stock Ownership Plan

10.5(i)	Entegris, Inc. Pension Plan

10.6(i)	Entegris, Inc. 401(k) Savings and Profit Sharing Plan

10.7(i)	Worldwide Stocking Distributor Agreement Between Fluid Handling Group Entegris, Inc. and Metron Technology N.V. dated March 1, 2001

10.8(i)	Promissory Note between Fluoroware, Inc. and Dan Quernemoen, dated January 5, 1996

10.9(iii)	Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.10(iii)	First Amendment to Credit Agreement dated October 2000, effective as of August 31, 2000, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.11(iii)	Second Amendment to Credit Agreement dated as of March 1, 2002, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.12(iii)	Consent and Amendment Agreement dated as of February 7, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.13(iii)	Fourth Amedment dated as of February 26, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.14(i)	Consolidation Agreement by and among Entegris, Inc., Fluoroware, Inc. and Empak, Inc., dated June 1, 1999

10.15(i)	Metron Semiconductors Europa B.V. Investor Rights Agreement dated July 6, 1995

10.16(i)	STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998

10.17(i)	U.S. Stocking Distributor Five-Year Agreement as of September 1, 1997 between Fluoroware, Inc. and Kyser Company

10.18(i)	Amended and Restated Distributorship Agreement by and among Entegris, Inc., Empak, Inc., Marubeni America Corporation and Marubeni Corporation, dated as of December 1, 1999

10.19(i)*	PFA Purchase and Supply Agreement by and between E.I. Du Pont De Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999

10.20 (iv)	Form of Executive Employment Agreement the Company and certain senior executive officers of the Company.

Exhibit Number	Description of Document

10.21 (iii)	Asset Purchase Agreement of the Wafer and Reticle Carrier Business of Asyst Technologies, Inc. by Entegris, Inc. and Entegris Cayman Ltd. entered into as of February 11, 2003

10.22 (iii)*	Patent Assignment and Cross-License and Trademark License Agreement entered into as of February 11, 2003 by and between Entegris, Inc., Entegris Cayman Ltd., and Asyst Technologies, Inc.

21.1	Subsidiaries of the Company

23.1	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-33668), filed with the Commission on July 10, 2000, as amended through the date hereof.
(ii)	Incorporated by reference from the Company’ s Report on Form 8-K filed by the Company March 2, 2001.
(iii)	Incorporated by reference from the Company’ s Report on Form 10-Q for the period ended March 1, 2003 filed by the Company April 15, 2003.
(iv)	Incorporated by reference from the Company’ s Report on Form 10-K for the year ended August 31, 2003, 2003 filed by the Company November 27, 2002.
*	Confidential information has been omitted from these exhibits and filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 406 under the Securities Act of 1933, as amended.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt of Entegris are not filed, and in lieu thereof, Entegris agrees to furnish copies thereof to the SEC upon request.

(b) Reports on Form 8-K

On June 4, 2003, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release announcing the Company’s update of its sales guidance for the third quarter ended May 31, 2003.

On June 19, 2003, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release announcing the Company’s third quarter and year-to-date financial results for the period ended May 31, 2003.

(c) See Exhibits listed under Item 14(a)(3).

(d) Not applicable. See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s / James E. Dauwalter
James E. Dauwalter
President and Chief Executive Officer
Dated: November 26, 2003
/s / John D. Villas
John D. Villas
Chief Financial Officer
Dated: November 26, 2003

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

Signatures	Title	Date
/s/ Daniel R. Quernomoen Daniel R. Quernomoen	Director	November 26, 2003

/s / James A. Bernards James A. Bernards	Director	November 26, 2003

/s / Robert J. Boehlke Robert J. Boehlke	Director	November 26, 2003

/s/ James E. Dauwalter James E. Dauwalter	President, Chief Executive Officer and Director	November 26, 2003

/s/ Stan Geyer Stan Geyer	Chairman of the Board of Directors	November 26, 2003

/s / Paul L. H. Olson Paul L.H. Olson	Director	November 26, 2003

/s / Gary F. Klingl Gary F. Klingl	Director	November 26, 2003

/s / Roger D. McDaniel Roger D. McDaniel	Director	November 26, 2003

/s / John D. Villas John D. Villas	Chief Financial Officer (Chief Financial & Accounting Officer)	November 26, 2003