Form 10-Q
period 2003-11-29
ENTEGRIS INC
filed 2004-01-13
CIK 1101302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 29, 2003	Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Minnesota	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at December 31, 2003
Common Stock, $0.01 Par Value	72,716,093

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 29, 2003

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	November 29, 2003	August 30, 2003
ASSETS

Current assets
Cash and cash equivalents	$72,784	$80,546
Short-term investments	28,069	24,541
Trade accounts receivable, net of allowance for doubtful accounts of $1,722 and $1,793, respectively	51,139	48,567
Trade accounts receivable due from affiliates	4,769	4,037
Inventories	39,394	38,163
Deferred tax assets and refundable income taxes	14,334	14,637
Other current assets	4,003	3,564

Total current assets	214,492	214,055

Property, plant and equipment, net	94,455	95,212

Other assets
Investments	8,536	8,596
Intangible assets, net of amortization	28,237	29,441
Goodwill	67,480	67,480
Other	2,107	2,882

Total assets	$415,307	$417,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$2,547	$2,412
Short-term borrowings	10,710	16,455
Accounts payable	10,075	9,570
Accrued liabilities	21,886	25,852
Accrued income taxes	869	—

Total current liabilities	46,087	54,289

Long-term debt, less current maturities	12,035	10,070
Deferred tax liabilities	15,524	15,642
Commitments and contingencies

Shareholders’ equity
Common stock, $0.01 par value; 200,000,000 authorized; issued and outstanding shares: 72,660,270 and 72,512,100, respectively	727	725
Additional paid-in capital	146,233	142,540
Deferred compensation expense	(2,629)	—
Retained earnings	193,844	192,207
Accumulated other comprehensive income	3,486	2,193

Total shareholders’ equity	341,661	337,665

Total liabilities and shareholders’ equity	$415,307	$417,666

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 29, 2003	November 30, 2002
Sales to non-affiliates	$63,722	$48,878
Sales to affiliates	4,954	5,371

Net sales	68,676	54,249
Cost of sales	41,147	32,371

Gross profit	27,529	21,878
Selling, general and administrative expenses	21,044	18,922
Engineering, research and development expenses	4,603	4,073
Other charges	—	1,812

Operating income (loss)	1,882	(2,929)
Interest income, net	(42)	(300)
Other (income) expense, net	(557)	4,787

Income (loss) before income taxes and other items below	2,481	(7,416)
Income tax expense (benefit)	841	(1,832)
Equity in net loss of affiliates	3	58

Net income (loss)	$1,637	$(5,642)

Earnings (loss) per common share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Weighted shares outstanding:
Basic	72,576	71,165
Diluted	76,946	71,165

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	November 29, 2003	November 30, 2002
OPERATING ACTIVITIES
Net income (loss)	$1,637	$(5,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,607	6,775
Deferred compensation expense	119	—
Impairment of property and equipment	—	350
Impairment of investment in Metron Technology N.V.	—	4,452
Gain on sale of investment in Metron Technology N.V.	(759)	—
Provision for doubtful accounts	(71)	(188)
Provision for deferred income taxes	—	(1,153)
Equity in net loss of affiliates	3	58
Gain on sale of property and equipment	(103)	(57)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,334)	492
Trade accounts receivable due from affiliates	(732)	1,177
Inventories	(503)	1,154
Accounts payable and accrued liabilities	(4,589)	(74)
Other current assets	(439)	17
Accrued income taxes and refundable income taxes	1,077	(682)
Other	806	(303)

Net cash provided by operating activities	1,719	6,376

INVESTING ACTIVITIES
Acquisition of property and equipment	(3,512)	(2,517)
Purchases of intangible assets	(169)	(299)
Proceeds from sale of investment in Metron Technology N.V.	1,006	—
Proceeds from sales of property and equipment	238	85
Purchases of short-term investments	(10,240)	(11,070)
Maturities of short-term investments	6,712	18,587
Other	(21)	(2,028)

Net cash (used in) provided by investing activities	(5,986)	2,758

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt	(7,067)	(1,652)
Proceeds from short-term borrowings and long-term debt	2,282	1,428
Issuance of common stock	947	84

Net cash used in financing activities	(3,838)	(140)

Effect of exchange rate changes on cash and cash equivalents	343	(146)

(Decrease) increase in cash and cash equivalents	(7,762)	8,848
Cash and cash equivalents at beginning of period	80,546	74,830

Cash and cash equivalents at end of period	$72,784	$83,678

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of November 29, 2003 and August 30, 2003, the results of operations for the three months ended November 29, 2003 and November 30, 2002 and cash flows for the three months ended November 29, 2003 and November 30, 2002.

Certain prior year amounts have been reclassified to conform to the current period presentation. Effective August 31, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. The Company has historically classified shipping and handling costs as an offset to amounts billed to customers included in net sales. Effective with the adoption of EITF 00-10, $0.5 million of shipping and handling costs were reclassified from net sales to cost of goods sold for the three months ended November 30, 2002.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 30, 2003. The results of operations for the three months ended November 29, 2003 and November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The fiscal year ending August 28, 2004 comprises 52 weeks. In fiscal 2004, the Company’s interim quarters end on November 29, 2003, February 28, 2004 and May 29, 2004. The previous fiscal year ended on August 30, 2003 and comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 28, 2004 is referred to as “fiscal 2004”.

2.	Stock-Based Compensation

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

For employee stock options granted during the first three months of fiscal 2004, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 4.0% and 4) an expected life of 8 years. The weighted average fair value of options granted during the first three months of fiscal 2004 with all exercise prices equal to the market price at the date of grant was $9.27.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	November 29, 2003	November 30, 2002
Net income (loss), as reported	$1,637	$(5,642)
Stock compensation expense – fair value based method	(1,642)	(1,500)

Pro forma net income (loss)	$(5)	$(7,142)

Basic net earnings (loss) per share, as reported	$0.02	$(0.08)
Pro forma basic net earnings (loss) per share	$0.00	$(0.10)

Diluted net earnings (loss) per share, as reported	$0.02	$(0.08)
Pro forma diluted net earnings (loss) per share	$0.00	$(0.10)

3.	Earnings (loss) per share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted loss per share.

	Three Months Ended
	November 29, 2003	November 30, 2002
Basic earnings (loss) per share-weighted common shares outstanding	72,576,000	71,165,000
Weighted common shares assumed upon exercise of stock options	4,370,000	—

Diluted earnings (loss) per share-weighted common shares and common shares equivalent outstanding	76,946,000	71,165,000

The effect of the inclusion of stock options in the first quarter of fiscal 2003 is anti-dilutive.

4.	Inventories

Inventories consist of the following (in thousands):

	November 29, 2003	August 30, 2003
Raw materials	$12,218	$12,061
Work-in process	4,038	1,663
Finished goods	22,599	23,811
Supplies	539	628

Total inventories	$39,394	$38,163

5.	Comprehensive Income (Loss)

For the three months ended November 29, 2003 and November 30, 2002 net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows (in thousands):

	Three months ended
	November 29, 2003	November 30, 2002
Net income (loss)	$1,637	$(5,642)
Items of other comprehensive income (loss):
Foreign currency translation	1,185	(71)
Net change in unrealized gain (loss) on marketable securities	491	(17)
Reclassification adjustment for realized gain on sale of marketable securities included in earnings	(383)	—
Reclassification adjustment for impairment loss on marketable securities included in earnings	—	1,913

Comprehensive income (loss)	$2,930	$(3,817)

6.	Intangible Assets and Goodwill

As of November 29, 2003, goodwill amounted to approximately $67.5 million, unchanged since the end of fiscal 2003. Other intangible assets, which include patents and other identifiable intangible assets, net of amortization, of approximately $28.2 million as of November 29, 2003, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

	As of November 29, 2003
Amortized intangible assets:	Gross carrying amount	Accumulated amortization
Patents	$18,573	$5,893
Unpatented technology	9,844	2,431
Employment and noncompete agreements	5,837	2,039
Other	6,048	1,702

	$40,302	$12,065

Aggregate amortization expense for the first three months of fiscal 2003 amounted to $1.4 million. Estimated amortization expense for the fiscal years 2004 to 2008 and thereafter is approximately $5.1 million, $4.7 million, $4.4 million, $4.0 million, $3.6 million and $7.9 million, respectively.

7.	Other Charge

During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As of November 29, 2003, future cash outlays of $0.2 million remained outstanding in connection with the aforementioned charge, and are related to severance payments of $0.1 million, which run through May 2004, and lease commitments of $0.1 million, which run through July 2005.

8.	Investment in Metron Technology N.V.

The Company is a founding shareholder of Metron Technology N.V. (Metron), a publicly traded company. In the first quarter of fiscal 2004, the Company reported other income of $0.6 million, which included a gain of $0.8 million, or $0.5 million after tax, on the sale of 346,100 shares of

Metron’s common stock. At November 29, 2003, the Company held approximately 1.2 million shares of Metron common stock with fair value of $5.5 million, based on the closing price of $4.52 per share on the NASDAQ Stock Market. The carrying value of the shares was $2.4 million at that date.

In the first quarter of fiscal 2003, the Company recorded an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company’s equity investment in Metron. At the time of the impairment charge, the Company owned approximately 1.6 million shares of Metron common stock with a carrying value of $7.6 million. At November 30, 2002, the fair value of the Company’s investment was $3.1 million, based on a fair value of $2.00 per share, the closing price of Metron at that date. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recognized and the investment in Metron common stock written down to a new carrying value of $3.1 million.

9.	Warranty Guarantees

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended November 29, 2003 and November 30, 2002 (in thousands):

	Three months ended
	November 29, 2003	November 30, 2002
Balance at beginning of fiscal year	$2,065	$735
Accrual for warranties issued during the period	147	284
Settlements during the period	(151)	(282)

Balance at end of period	$2,061	$737

10.	Recently Issued Accounting Pronouncements

In December 2002, the Emerging Issues Task Force issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. EITF No. 00-21is applicable for the Company for revenue arrangements entered into beginning in fiscal 2004. The adoption of EITF No. 00-21did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation have recently been deferred and are now effective for all periods ending no later than March 15, 2004. The Company believes it has no variable interest entities and, therefore, it does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. This statement became effective for the Company during the first quarter of fiscal 2004. The adoption of SFAS No. 150 did not have a material effect on its consolidated financial statements.

11.	Restricted stock

During the first quarter of fiscal 2004, the Company awarded 222,000 restricted shares of the Company’s common stock pursuant to the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan. The value of such stock was established by the market price on the date of the grants and was recorded as deferred compensation, which is shown as a reduction of shareholders’ equity in the accompanying consolidated financial statements. The deferred compensation is being amortized ratably over the applicable restricted stock vesting periods. For the three months ended November 29, 2003, $0.1 million was charged to expense related to restricted shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of materials integrity management products and services that protect and transport the critical materials used in key technology-driven industries. The Company derives most of its revenue from the sale of products and services to the semiconductor and data storage industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The current fiscal year will end on August 28, 2004 and includes 52 weeks. The previous fiscal year ended on August 30, 2003 and also comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 28, 2004 is referred to as “fiscal 2004”.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At November 29, 2003, the Company’s allowance for doubtful accounts was $1.7 million compared to $1.8 million at August 30, 2003.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. The Company’s reserve for sales returns and allowances was $0.7 million at November 29, 2003 compared to $1.0 million at August 30, 2003.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data and sales levels by product group, along with other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. The Company’s accrual for estimated future warranty costs was $2.1 million at both November 29, 2003 and August 30, 2003. Both balances include $1.3 million in accrued warranty costs assumed in connection with a fiscal 2003 acquisition.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or are reserved for fully. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $4.9 million at November 29, 2003 compared to $4.6 million at August 30, 2003.

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

The Company’s marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary, requiring an impairment loss to be recorded and the investment written down to a new cost basis. At November 29, 2003, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $2.4 million with a fair value of $5.5 million.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its net deferred tax assets at either November 29, 2003 or August 30, 2003.

Three Months Ended November 29, 2003 Compared to Three Months Ended November 30, 2002

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	November 29, 2003	November 30, 2002
Net sales	100.0	100.0
Cost of sales	59.9	59.7

Gross profit	40.1	40.3
Selling, general and administrative expenses	30.6	34.9
Engineering, research and development expenses	6.7	7.5
Other charges	—	3.3

Operating income (loss)	2.7	(5.4)
Interest income, net	(0.1)	(0.6)
Other (income) expense, net	(0.8)	8.8

Income (loss) before income taxes and other items below	3.6	(13.7)
Income tax expense (benefit)	1.2	(3.4)
Equity in net loss of affiliated companies	—	0.1

Net income (loss)	2.4	(10.4)

Net sales Net sales were $68.7 million in the first quarter of fiscal 2004, up 27% compared to $54.2 million in the first quarter of fiscal 2003. Sequentially, sales for the quarter were 4% lower than the fourth quarter of fiscal 2003.

The following table summarizes total net sales by markets served for the three months ended November 29, 2003 and November 30, 2002 (in thousands), along with the year-to-year percentage change:

	Three Months Ended		Percentage change
	November 29, 2003	November 30, 2002
Semiconductor	$50,405	$42,498	19%
Data storage	9,536	6,105	56
Services	4,690	4,673	—
Other	4,045	973	316

Net sales	$68,676	$54,249	27%

The semiconductor market generated 73% of the Company’s overall sales, compared to about 78% a year earlier, with sales up about 19% over the prior year’s first quarter. Semiconductor market sales decreased from the 2003 fourth quarter to the 2004 first quarter by about 6%. Unit-driven product lines such as wafer shippers, test, assembly and packaging products and containers saw sales increases. Wafer process related sales were weaker than in the fourth quarter largely because of the timing of 300mm fab build-outs. Fluid-handling products sales also were not as strong as in the previous quarter, except for some of the Company’s longer lead-time products such as flow meters and flow controllers.

The Company anticipates heightened industry activity in the semiconductor market. Unit-driven product sales continue to improve and orders for all product lines are building. The Company expects unit-driven sales increases from the first to the second quarter in the mid-single digit percentage range at or above industry IC unit growth levels. Levels for capital spending-driven product sales are more difficult to forecast since it is unable to anticipate when customers will require shipments. However, at present, the Company expects percentage sales increases for its capital spending-driven products to be more significant than for its unit-driven product offerings.

Data storage market sales accounted for 14% percent of overall sales, compared to about 11% a year earlier, with sales up 56% over the year-ago period. Sequentially, from the fourth to first quarter, sales increased by 14%. Customers accelerated projects and ordered more products than anticipated. Accordingly, the Company expects a slight sales decrease in data storage product sales next quarter.

Services market revenues accounted for 7% of Entegris’ overall sales, compared to about 9% a year ago, with an 18% decline from fiscal 2003’s fourth quarter. This sequential decrease is related to fewer sales of equipment used to clean wafer, disk carrier and shipping products. This decline was expected and the Company anticipates next quarter’s sales to improve slightly as more equipment is scheduled to ship.

Life Sciences market sales were approximately 5% of Entegris’ overall sales, up over 300% from the first quarter a year ago. Sales rose about 37% from fiscal 2003’s fourth quarter. About 37% of the year-to-year improvement was due to sales by Electrol Specialties (ESC), a market leader in clean-in-place technology, which was acquired by the Company in January 2003. The lead times in the Life Sciences market are longer particularly as it relates to ESC’s clean-in-place product offering. As such, lead-times can extend to 16 to 18 weeks from order to shipment. This provides greater visibility to this market. For next quarter, the Company anticipates sales to remain at the level of first quarter sales.

On a geographic basis, total sales to North America were 40%, Asia Pacific 27%, Europe 15% and Japan 18%. Sales increased from the first quarter 2003 to the first quarter 2004 in all geographic regions, most notably in Japan and Asia Pacific. Sales in Asia Pacific increased, while sales to Japan were relatively flat versus the fourth quarter. In both Europe and North America, sales declined sequentially largely because of fewer 300mm fab build-outs.

The Company estimates that about 60% of total sales for the quarter were for unit-driven products and 40% for products associated with capital spending. The comparable figures a year ago were about 70% and 30%, respectively.

Overall, semiconductor industry conditions remain difficult to project. There remain considerable risks related to a variety of factors. Accordingly, the Company’s projection for next quarter is subject to uncertainty. The Company expects sales for the second quarter of fiscal 2004 to increase by about 5% to 10% from first quarter levels, with the semiconductor market expected to be the most significant contributor to the sales increase.

Gross profit Gross profit in the first quarter of fiscal 2004 increased by $5.7 million to $27.5 million, an increase of 26% from the $21.9 million reported in the first quarter of fiscal 2003. The gross margin percentage for the fiscal 2004 first quarter was 40.1% versus 40.3% in the year-ago first quarter. Gross profit dollar gains were reported by both domestic and international operations. Gross margin levels remained flat as the benefits of increased factory utilization were offset by the impact of stronger sales in the Company’s life sciences market, where gross margins are below those of the semiconductor and data storage markets.

As discussed above, management expects overall sales levels for the second quarter of fiscal 2004 to improve from first quarter sales levels. In addition, the Company expects its gross margin to improve about 100 to 300 basis points from first quarter levels, mainly as a result of improved factory utilization, believed to be the most significant factor associated with changes in gross margin levels.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $2.1 million, or 11%, to $21.0 million in the first quarter of fiscal 2004, up from $18.9 million in the first quarter of fiscal 2003. The year-to-year increase was due partly to higher sales commissions and bonus accruals. In addition, fiscal 2004’s first quarter includes incremental amortization and other additional costs associated with the Company’s fiscal 2003 second-quarter acquisitions, and the transition to a direct sales model in Japan for certain products sold under a distribution relationship until February 2003.

SG&A costs, as a percent of net sales, decreased to 30.6% from 34.9%. This decline reflects the higher SG&A costs being more than offset by the Company’s increase in net sales.

Looking forward, the Company expects that SG&A expenses in absolute dollars will generally increase as sales and profitability improve, and higher sales commissions, profit sharing and charitable donation accruals are recorded. The costs of compliance with the provisions of Section 404 of the Sarbanes-Oxley Act and issuance of shares of restricted stock will add to SG&A costs over the remainder of fiscal 2004.

Other charges The Company incurred no other charges in the first quarter of fiscal 2004. During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As of November 29, 2003, future cash outlays of $0.2 million remained outstanding in connection with the aforementioned charge, and are related to severance payments of $0.1 million, which run through May 2004, and lease commitments of $0.1 million, which run through July 2005.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $4.6 million in the first quarter of fiscal 2004, up 13% from $4.1 million in the first quarter of fiscal 2003. About one-half of the increase was to due to the addition of employees hired in connection with the Company’s February 2003 acquisition of Asyst Technologies, Inc.’s wafer and reticle carrier product lines. Despite the increase in ER&D expenses, such costs, as a percent of net sales, decreased to 6.7% from 7.5%, mainly reflecting higher net sales in the current year’s first quarter. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $42,000 in the first quarter of fiscal 2004 compared to $0.3 million in the year-ago period. The reduction reflects the low rates of interest available on the Company’s investment in short-term debt securities as well as the lower net invested balance compared to the year-ago period.

Other (income) expense, net Other income was $0.6 million in the first quarter of fiscal 2004 compared to other expense of $4.8 million in the first quarter of fiscal 2003.

Included in other income in the first quarter of fiscal 2004 was a gain of $0.8 million, or $0.5 million after tax, on the sale of 346,100 shares of Metron Technology N.V. (Metron) common stock. Other expense in the first quarter of fiscal 2004 included $0.2 million of foreign currency transaction losses.

Included in other expense in the first quarter of fiscal 2003 was the impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company’s equity investment in Metron common stock. At the time of the impairment charge, the Company owned approximately 1.6 million shares of Metron common stock with a carrying value of $7.6 million. At November 30, 2002, the fair value of the Company’s investment was $3.1 million, based on a fair value of $2.00 per share, the closing price of Metron at that date. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recognized and the investment in Metron common stock written down to a new carrying value of $3.1 million. Other expense in the first quarter of fiscal 2003 also included $0.3 million of foreign currency transaction losses.

Income tax expense (benefit) Income tax expense was $0.8 million in the first quarter of fiscal 2004 compared to an income tax benefit of $1.8 million in the first quarter of fiscal 2003. The effective tax rate was 33.9% in the first quarter of fiscal 2004, compared to 24.7% in the first quarter of fiscal 2003. The lower rate a year ago was primarily due to the Company’s expectation of nominal full-year profits, combined with lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities.

Based on the current analysis of its tax situation, the Company anticipates the effective tax rate for the full fiscal year 2004 to be about 34%. However, tax calculations are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s effective tax rate during the remainder of the fiscal year.

Equity in net income of affiliates Equity in the net loss of affiliates was $3,000 in the first quarter of fiscal 2004, compared to $58,000 in the year-ago period, and represents the Company’s share of losses in entities accounted for under the equity method of accounting.

Net income (loss) The Company recorded net income of $1.6 million, or $0.02 per diluted share, in the first quarter of fiscal 2004, compared to a net loss of $5.6 million, or $0.08 per diluted share, in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $1.7 million in the first quarter of fiscal 2004. The Company’s net earnings of $1.6 million, combined with various noncash charges, including depreciation and amortization of $6.6 million, slightly exceeded the impact of working capital demands. Working capital at November 29, 2003 stood at $168.4 million, up $8.6 million from August 30, 2003, and included $100.9 million in cash, cash equivalents and short-term investments.

Accounts receivable increased by $2.1 million, reflecting the acceleration of sales levels late in the quarter. Inventories increased by $0.5 million from the fourth quarter of fiscal 2003. Finished goods inventory at domestic facilities, where the Company’s focused on implementing build-to-order and inventory management processes, declined by nearly $2 million sequentially. Overall, work in process inventory rose by over $2 million as production levels rose in the latter part of the quarter. Accounts payable and accrued liabilities decreased by $4.6 million from the previous quarter mainly due to the payment of fiscal 2003 accrued incentive compensation.

Investing activities Cash flow used in investing activities totaled $6.0 million in the first quarter of fiscal 2004. Acquisition of property and equipment totaled $3.5 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures of $20 million to $25 million during fiscal 2004, consisting mainly of spending on manufacturing equipment, tooling and information systems.

The company had purchases of short-term investments, net of maturities, of $3.5 million during the quarter. Short-term investments stood at $28.1million at November 29, 2003. The Company recorded proceeds of $1.0 million in connection with its sale of 346,100 shares of Metron common stock as described above under the caption “Other income”.

Financing activities Cash used by financing activities totaled $3.8 million during the first quarter of fiscal 2004. The Company made payments of $7.1 million on borrowings, including the payment of the final $5.0 million of the $14.0 million originally borrowed in February 2003 when the Company acquired the wafer and reticle carrier product line of Asyst Technologies, Inc. Proceeds from new borrowings totaled $2.3 million during the quarter.

The Company received proceeds of $0.9 million in connection with common shares issued under the Company’s stock option plan.

As of November 30, 2002, the Company’s sources of available funds comprised $72.8 million in cash and cash equivalents, $28.1 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with two domestic commercial banks with aggregate borrowing capacity of $40 million, with no borrowings outstanding at November 29, 2003 and lines of credit with seven international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $16.7 million. Borrowings outstanding on these lines of credit were approximately $10.7 million at November 29, 2003.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of November 29, 2003, are $205 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

At November 29, 2003, the Company’s shareholders’ equity stood at $341.7 million compared to $337.7 million at the beginning of the year. The components of the increase included the Company’s net earnings of $1.6 million, proceeds of $0.9 million associated with the issuance of shares issued under the Company’s stock option plan and an increase in other comprehensive income of $1.3 million.

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

On June 9, 2003, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission. Up to 25,000,000 shares of the Company’s common stock may be offered from time to time under the registration statement, including 15,500,000 newly issued shares by Entegris and 9,500,000 currently outstanding shares by certain shareholders of the Company. The common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The Company stated that it would use the net proceeds from any future sale of new Entegris shares for general corporate purposes or to finance acquisitions. The Company would not receive any proceeds from any sale of shares by the selling shareholders.

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003. Among these risks and uncertainties are general economic conditions, the volatile and cyclical nature of the semiconductor industry, the risks associated with political and global market instability, including the impact of war, the ability of the Company to develop and protect its intellectual property, the risks associated with the acceptance of new products and services and the successful integration of acquisitions. Other factors could also cause the Company’s results to differ materially from those contained in its forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal market risks are sensitive to changes in interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at November 29, 2003 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.5 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At November 29, 2003, the company was party to forward contracts to deliver Japanese yen with notional value of approximately $11 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $1.0 million.

The Company’s investment in Metron common stock is accounted for as an available-for-sale security. Consequently, the Company’s financial position is exposed to fluctuations in the price of Metron stock. At November 29, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $2.4 million with a fair value of approximately $5.5 million. Accordingly, a 10% adverse change in Metron’s per share price would result in an approximate $0.6 million decrease in the fair value of the Company’s investment.

Item 4: Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 29, 2003, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In September 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flur Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from the Company. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On September 18, 2003, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release reporting the Company’s preliminary financial results for its fourth quarter and fiscal year ended August 30, 2003.

On October 2, 2003, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release announcing the Company’s financial results for its fourth quarter and fiscal year ended August 30, 2003

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: January 13, 2004	/s/ James E. Dauwalter
James E. Dauwalter
President and Chief Executive Officer

Date: January 13, 2004	/s/ John D. Villas
John D. Villas
Chief Financial Officer