Form 10-Q
period 2004-02-28
ENTEGRIS INC
filed 2004-04-13
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $0.01 Par Value	73,012,585

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2004

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	February 28, 2004	August 30, 2003
ASSETS
Current assets
Cash and cash equivalents	$82,972	$80,546
Short-term investments	29,335	24,541
Trade accounts receivable, net of allowance for doubtful accounts of $1,718 and $1,793, respectively	58,126	48,567
Trade accounts receivable due from affiliates	4,915	4,037
Inventories	44,265	38,163
Deferred tax assets and refundable income taxes	14,339	14,637
Other current assets	4,443	3,564

Total current assets	238,395	214,055

Property, plant and equipment, net	95,353	95,212

Other assets
Investments	5,913	8,596
Goodwill	67,528	67,480
Intangible assets, net of amortization	27,052	29,441
Other	2,016	2,882

Total assets	$436,257	$417,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$1,602	$2,412
Short-term borrowings	11,195	16,455
Accounts payable	14,130	9,570
Accrued liabilities	27,586	25,852
Accrued income taxes	6,942	—

Total current liabilities	61,455	54,289

Long-term debt, less current maturities	11,643	10,070
Deferred tax liabilities	14,768	15,642
Commitments and contingencies

Shareholders’ equity
Common stock, $0.01 par value; 200,000,000 authorized; issued and outstanding shares: 72,987,035 and 72,512,100, respectively	730	725
Additional paid-in capital	148,369	142,540
Deferred compensation expense	(2,260)	—
Retained earnings	198,852	192,207
Accumulated other comprehensive income	2,700	2,193

Total shareholders’ equity	348,391	337,665

Total liabilities and shareholders’ equity	$436,257	$417,666

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Sales to non-affiliates	$72,367	$50,214	$136,089	$99,092
Sales to affiliates	7,603	4,442	12,557	9,813

Net sales	79,970	54,656	148,646	108,905
Cost of sales	45,223	32,101	86,370	64,472

Gross profit	34,747	22,555	62,276	44,433
Selling, general and administrative expenses	23,345	19,833	44,389	38,755
Engineering, research and development expenses	4,821	4,233	9,424	8,306
Other charges	—	—	—	1,812

Operating income (loss)	6,581	(1,511)	8,463	(4,440)
Interest income, net	(64)	(20)	(106)	(320)
Other (income) expense, net	(541)	8	(1,098)	4,795

Income (loss) before income taxes and other items below	7,186	(1,499)	9,667	(8,915)
Income tax expense (benefit)	2,170	(2,210)	3,011	(4,042)
Equity in net (income) loss of affiliate	(7)	64	(4)	122

Net income (loss)	$5,023	$647	$6,660	$(4,995)

Earnings (loss) per common share:
Basic	$0.07	$0.01	$0.09	$(0.07)
Diluted	$0.07	$0.01	$0.09	$(0.07)

Weighted shares outstanding:
Basic	72,844	71,391	72,710	71,278
Diluted	77,186	75,465	77,066	71,278

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	February 28, 2004	March 1, 2003
OPERATING ACTIVITIES
Net income (loss)	$6,660	$(4,995)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,072	13,604
Deferred compensation expense	488	—
Impairment of property and equipment	243	350
Impairment of investment in Metron Technology N.V.	—	4,452
Gain on sale of investment in Metron Technology N.V.	(1,072)	—
Provision for doubtful accounts	(77)	40
Provision for deferred income taxes	—	(1,327)
Equity in net (income) loss of affiliates	(4)	122
Gain on sale of property and equipment	(464)	(25)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(8,210)	(2,451)
Trade accounts receivable due from affiliates	(878)	1,484
Inventories	(5,230)	752
Accounts payable and accrued liabilities	5,259	1,484
Other current assets	(879)	(473)
Accrued income taxes and refundable income taxes	6,969	4,180
Other	100	72

Net cash provided by operating activities	15,977	17,269

INVESTING ACTIVITIES
Acquisition of property and equipment	(9,552)	(5,842)
Acquisition of businesses, net of cash acquired	—	(43,513)
Purchases of intangible assets	(369)	(700)
Proceeds from sale of investment in Metron Technology N.V.	2,007	—
Proceeds from sales of property and equipment	1,498	22
Purchases of short-term investments	(19,445)	(19,541)
Maturities of short-term investments	14,651	39,601
Other	(21)	(2,027)

Net cash used in investing activities	(11,231)	(32,000)

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt	(9,471)	(1,655)
Proceeds from short-term borrowings and long-term debt	3,670	17,549
Issuance of common stock	3,071	1,867

Net cash (used in) provided by financing activities	(2,730)	17,761

Effect of exchange rate changes on cash and cash equivalents	410	129

Increase in cash and cash equivalents	2,426	3,159
Cash and cash equivalents at beginning of period	80,546	74,830

Cash and cash equivalents at end of period	$82,972	$77,989

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of February 28, 2004 and August 30, 2003, the results of operations for the three months and six months ended February 28, 2004 and March 1, 2003 and cash flows for the six months ended February 28, 2004 and March 1, 2003.

Certain prior year amounts have been reclassified to conform to the current period presentation. Effective August 31, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. The Company has historically classified shipping and handling costs as an offset to amounts billed to customers included in net sales. Effective with the adoption of EITF 00-10, $0.5 million and $1.1 million of shipping and handling costs were reclassified from net sales to cost of goods sold for the three months and six months ended March 1, 2003, respectively.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 30, 2003. The consolidated results of operations for the three months and six months ended February 28, 2004 and March 1, 2003 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The fiscal year ending August 28, 2004 comprises 52 weeks. In fiscal 2004, the Company’s interim quarters end on November 29, 2003, February 28, 2004 and May 29, 2004. The previous fiscal year ended on August 30, 2003 and comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 28, 2004 is referred to as “fiscal 2004”.

2.	Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized.

For employee stock options granted during the first three months of fiscal 2004, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 4.0% and 4) an expected life of 8 years. The weighted average fair value of options granted during the first six months of fiscal 2004 with all exercise prices equal to the market price at the date of grant was $9.32 per share.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income (loss), as reported	$5,023	$647	$6,660	$(4,995)
Stock compensation expense – fair value based method	(1,829)	(1,653)	(3,471)	(3,153)

Pro forma net income (loss)	$3,194	$(1,006)	$3,189	$(8,148)

Basic net earnings (loss) per share, as reported	$0.07	$0.01	$0.09	$(0.07)
Pro forma basic net earnings (loss) per share	$0.04	$(0.01)	$0.04	$(0.11)

Diluted net earnings (loss) per share, as reported	$0.07	$0.01	$0.09	$(0.07)
Pro forma diluted net earnings (loss) per share	$0.04	$(0.01)	$0.04	$(0.11)

3.	Earnings (loss) per share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Basic earnings (loss) per share-weighted common shares outstanding	72,844,000	71,391,000	72,710,000	71,278,000
Weighted common shares assumed upon exercise of stock options	4,342,000	4,074,000	4,356,000	—

Diluted earnings (loss) per share-weighted common shares and common shares equivalent outstanding	77,186,000	75,465,000	77,066,000	71,278,000

The effect of the inclusion of stock options for the six months ended March 1, 2003 was anti-dilutive.

4.	Inventories

Inventories consist of the following (in thousands):

	February 28, 2004	August 30, 2003
Raw materials	$14,400	$12,061
Work-in process	5,830	1,663
Finished goods	23,407	23,811
Supplies	628	628

Total inventories	$44,265	$38,163

5.	Comprehensive Income (Loss)

For the three months and six months ended February 28, 2004 and March 1, 2003 net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income (loss)	$5,023	$647	$6,660	$(4,995)
Items of other comprehensive income (loss)
Foreign currency translation gain	431	721	1,616	650
Net change in unrealized loss on marketable securities	(1,034)	(870)	(543)	(887)
Reclassification adjustment for impairment loss on marketable securities included in earnings	—	—	—	1,913
Reclassification adjustment for realized gain on sale of marketable securities included in earnings	(183)	—	(566)	—

Comprehensive income (loss)	$4,237	$498	$7,167	$(3,319)

6.	Intangible Assets and Goodwill

As of February 28, 2004, goodwill amounted to approximately $67.5 million, which included fiscal 2004 addition of $48 thousand related to a prior year acquisition. Other identifiable intangible assets, net of amortization, of approximately $27.1 million as of February 28, 2004, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

	As of February 28, 2004
Amortized intangible assets:	Gross carrying amount	Accumulated amortization
Patents	$18,723	$6,421
Unpatented technology	9,844	2,676
Employment and noncompete agreements	5,837	2,359
Other	6,050	1,946

	$40,454	$13,402

Aggregate amortization expense for the first six months of fiscal 2003 amounted to $2.7 million. Estimated amortization expense for the fiscal years 2004 to 2008 and thereafter is approximately $5.1 million, $4.7 million, $4.4 million, $4.0 million, $3.6 million and $7.9 million, respectively.

7.	Other Charges

During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As of February 28, 2004, future cash outlays of $0.1 million remained outstanding in connection with the aforementioned charge, and are related to severance payments, which run through May 2004, and lease commitments, which run through July 2005.

8.	Investment in Metron Technology N.V.

The Company is a founding shareholder of Metron Technology N.V. (Metron), a publicly traded company. In the three months and six months ended February 28, 2004, the Company reported gains of $0.3 million and $1.1 million ($0.2 million and $0.6 million after taxes), respectively, on the sale of an aggregate 467,200 shares of Metron’s common stock. At February 28, 2004, the Company held approximately 1.1 million shares of Metron common stock with fair value of $3.3 million, based on the closing price of $3.00 per share on the NASDAQ Stock Market. The carrying value of the shares was $2.2 million at that date.

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

During the first quarter of fiscal 2004, the Company awarded 222,000 restricted shares of the Company’s common stock pursuant to the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan. The value of such stock was established by the market price on the date of the grants and was recorded as deferred compensation, which is shown as a reduction of shareholders’ equity in the accompanying consolidated financial statements. The deferred compensation is being amortized ratably over the applicable restricted stock vesting periods. Compensation expense recorded in connection with the restricted shares was $0.4 million and $0.5 million for the three and six months ended February 28, 2004, respectively.

10.	Recently Issued Accounting Pronouncements

In December 2002, the Emerging Issues Task Force issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. EITF No. 00-21 is applicable for the Company for revenue arrangements entered into beginning in fiscal 2004. The adoption of EITF No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement also includes required disclosures for financial instruments within its scope. This statement became effective for the Company during the first quarter of fiscal 2004, except for certain mandatorily redeemable financial instruments. The effective date of SFAS No. 150 has been deferred for certain mandatorily redeemable financial instruments. The Company does not currently have any financial instruments that are within the scope of this Statement.

11.	Warranties

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and six-month periods ended February 28, 2004 and March 1, 2003 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Balance at beginning of fiscal year	$2,061	$737	$2,065	$735
Accrual for warranties issued during the period	133	284	280	568
Assumption of liability in connection with acquisition	—	1,250	—	1,250
Settlements during the period	(252)	(202)	(403)	(484)

Balance at end of period	$1,942	$2,069	$1,942	$2,069

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

Key Operating Factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•	The level of sales. Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. In turn, increases or decreases in sales and operating profitability affects certain costs such as incentive compensation, commissions and donations, all of which are highly variable in nature.

•	The variable margin on sales, which is determined by selling prices and the cost of manufacturing and raw materials, has a large effect on profit. This factor is affected by a number of factors, which include purchase prices of raw material, especially resin, purchased components, competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others.

•	The Company’s fixed cost structure is significant. Accordingly, increases or decreases in these costs have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, and depreciation and amortization. Thus changes in amounts or usage of these cost components can have a large effect on profit.

Overall Summary of Second Quarter Fiscal 2004 Financial Results For the second quarter of fiscal 2004, net sales increased 46% from last year’s first quarter and 16% sequentially from the first quarter of fiscal 2004. These sales improvements were principally driven by the stronger order and sales activity for the Company’s semiconductor market product lines. Primarily due to the leverage associated with the stronger sales, the Company reported higher gross profits and operating income for the quarter, both year-over-year and sequentially. Partly offsetting the improvements in operating income were increased SG&A expenses and ER&D expenses as described below, although both categories rose at rates lower than the corresponding aforementioned sales increases. As a result, the Company reported much improved net income for the period when compared to both last year’s second quarter and the current fiscal year’s first quarter.

Based on its assessment that the momentum in the semiconductor industry will continue for the foreseeable future, the Company anticipates improved sales and operating profitability for its third quarter ending May 29, 2004.

Company Overview

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

Allowance for Doubtful Accounts; Sales, Returns and Allowances; and Warranty Accrual

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At February 28, 2004, the Company’s allowance for doubtful accounts was $1.7 million, compared to $1.8 million at August 30, 2003.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. The Company’s reserve for sales returns and allowances was $1.1 million at February 28, 2004 compared to $1.0 million at August 30, 2003.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data and sales levels by product group, along with other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. The Company’s accrual for estimated future warranty costs was $1.9 million at February 28, 2004, compared to $2.1 million at August 30, 2003.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or are reserved for fully. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $5.0 million at February 28, 2004 compared to $4.6 million at August 30, 2003.

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

The Company’s marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary, requiring an impairment loss to be recorded and the investment written down to a new cost basis. At February 28, 2004, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $2.2 million with a fair value of $3.3 million.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its net deferred tax assets at either February 28, 2004 or August 30, 2003.

Three and Six Months Ended February 28, 2004 Compared to Three and Six Months Ended March 1, 2003

The following table compares quarterly results with year-ago results, as a percent of sales, for each caption.

	Three Months Ended		Six Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5	58.7	58.1	59.2

Gross profit	43.5	41.3	41.9	40.8
Selling, general and administrative expenses	29.2	36.3	29.9	35.6
Engineering, research and development expenses	6.0	7.7	6.3	7.6
Other charges	—	—	—	1.7

Operating income (loss )	8.2	(2.8)	5.7	(4.1)
Interest income, net	(0.1)	—	(0.1)	(0.3)
Other (income) expense, net	(0.7)	—	(0.7)	4.4

Income (loss) before income taxes and other items below	9.0	(2.7)	6.5	(8.2)
Income tax expense (benefit)	2.7	(4.0)	2.0	(3.7)
Equity in net (income) loss of affiliate	—	0.1	—	0.1

Net income (loss)	6.3	1.2	4.5	(4.6)

Effective tax rate	30.2%	147.4%	31.1%	45.3%

Net sales Net sales were $80.0 million in the second quarter of fiscal 2004, up 46% compared to $54.7 million in the second quarter of fiscal 2003. Sequentially, sales for the quarter were 16% higher than the first quarter of fiscal 2004. Net sales for the first six months of fiscal 2004 were $148.6 million, up 36% from $108.9 million in the comparable year-ago period. Net sales for the three months and six months ended February 28, 2004 included favorable foreign currency effects, primarily related to the strengthening of the Japanese yen, in the amounts of $1.1 million and $2.3 million, respectively.

The following table summarizes total net sales by markets served for the three and six months ended February 28, 2004 and March 1, 2003 (in thousands), along with the year-to-year percentage changes:

	Three Months Ended			Six Months Ended
	February 28, 2004	March 1, 2003	Percentage change	February 28, 2004	March 1, 2003	Percentage change
Semiconductor	$62,890	$41,127	53%	$113,295	$83,625	35%
Data storage	9,035	7,658	18	18,571	13,763	35
Services	4,464	4,047	10	9,154	8,720	5
Other	3,581	1,824	96	7,626	2,797	173

Net sales	$79,970	$54,656	46	$148,646	$108,905	36

The semiconductor market generated 79% of the Company’s overall sales, compared to about 75% a year earlier. Semiconductor market sales increased 53% over the prior year’ second quarter and were up 25% , sequentially over the current year’s first quarter. The Company experienced heightened order and sales activity for its semiconductor market products. As expected, unit-driven product lines such as wafer shippers, test, assembly and packaging products saw sales improvements from the first to the second quarter in the mid-single digit percentage range. However, sales of capital spending driven products, such as wafer and reticle carrier and fluid handling products, saw better-than-expected sales, with sequential quarter-over-quarter gains exceeding 30%.

Data storage market sales accounted for 11% percent of overall sales, down from 14% in the second quarter a year ago. Sales were up 18% over the year-ago period, but were down 5% sequentially from the first quarter of fiscal 2004. Current indications are that there is an inventory build-up of hard-disk drives in the channel. Therefore, the Company anticipates data storage market product sales to decline slightly in the near term.

Services market revenues accounted for 6% of Entegris’ overall sales, compared to about 7% a year ago, with a 10% improvement from fiscal 2003’s second quarter, but a 5% sequential decline from fiscal 2004’s first quarter. This sequential decrease is related to fewer recognized sales of equipment used to clean wafer, disk carrier and shipping products. We anticipate next quarter’s services market revenues to improve with the acceptance and recognition of previously shipped equipment.

Sales to other markets were about double the sales from the second quarter a year ago and represented approximately 4% of Entegris’ overall sales for the period. Approximately four-fifths of the improvement was due to sales by Electrol Specialties (ESC), a market leader in clean-in-place technology, which was acquired by the Company in January 2003.

On a geographic basis, second quarter sales to North America were 35%, Asia Pacific 30%, Europe 17% and Japan 18% of total sales, respectively. Year-over-year second quarter sales comparisons saw sales gains in excess of 60% in all regions expect North America, where sales grew by about 20%. Sequentially, second quarter Asia Pacific and European sales each improved by over 30% compared to the first quarter -primarily on the strength of improved semiconductor and services sales. From the first quarter to the second quarter, sales in North America grew nominally, while sales in Japan rose by 14%.

The Company expects that the momentum in the semiconductor industry will continue for the foreseeable future. As a result, the Company estimates that sales for its third quarter will increase by 10-12% from second quarter fiscal 2004 levels, with the semiconductor market expected to be the most significant contributor to the sales increase. The key driver for this growth will be capital-spending driven products in the semiconductor market, which the Company expects will grow at a faster pace than overall sales.

Gross profit Gross profit in the second quarter of fiscal 2004 improved 54% to $34.7 million, compared to $22.6 million reported in the second quarter of fiscal 2003. For the first six months of fiscal 2004, gross profit was $62.3 million, up 40% from $44.4 million recorded in the first six months of fiscal 2003. As a percentage of net sales, gross margins for the second quarter and first six months of the fiscal year were 43.5 % and 41.9%, respectively, compared to 41.3% and 40.8%, respectively, in the comparable periods a year ago. On a sequential basis, the Company’s gross margin percentage of 43.5% represented a 340 basis points improvement over the first quarter of fiscal 2004.

The improvements in fiscal 2004 gross margin percentage figures were primarily the result of the increased leverage associated with the improved sales levels noted above, which resulted in higher production levels. Gross profit dollar gains were reported by both domestic and international operations.

During the second quarter, the Company expanded its manufacturing staffing levels to address the rapidly increasing sales demand. As a consequence of adding and training a large number of personnel, primarily temporary employees, operational efficiencies were not yet optimized. The Company believes it incurred expenses at a somewhat higher level than normal, partly offsetting the Company’s improved factory utilization.

As discussed above, management expects sales levels to improve by 10% to 12% for the Company’s fiscal 2004 third quarter. As a result, the Company expects its gross margin to improve over second quarter levels, mainly as a result of improved factory utilization, believed to be the most significant factor associated with changes in gross margin levels.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased by $3.5 million, or 18%, to $23.3 million in the second quarter of fiscal 2004 from $19.8 in the second quarter of fiscal 2003. SG&A expenses for the second quarter were up $2.3 million, or 11% from the first quarter of fiscal 2004. On a year-to-year basis, SG&A expenses rose by $5.6 million, or 15% to $44.4 million compared to $38.8 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 29.9% from 35.6% a year ago. This decline reflects the higher SG&A costs being more than offset by the Company’s increase in net sales.

The year-over-year increase for the quarter was due to increased incentive pay, profit-sharing and donation accruals reflecting the Company’s improved sales and profitability ($1.9 million), higher professional fees ($0.9 million) and compensation expense associated with the issuance of shares of restricted stock ($0.4 million). Related to the latter item, the Company changed a component of its long-term equity-based incentive programs by issuing fewer stock options and began issuing restricted stock grants. Under current accounting rules, the Company is required to expense the intrinsic value of restricted stock grants over their four-year vesting periods.

Looking forward, the Company expects that SG&A expenses will increase approximately $1.0 million in the third quarter of fiscal 2004 as higher sales commissions, incentive pay and charitable donation accruals are expected to be recorded in connection with anticipated sales and profitability improvements.

Other charges The Company incurred no other charges in the first half of fiscal 2004 or in the second quarter of fiscal 2003. During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As of February 28, 2004, future cash outlays of $0.1 million remained outstanding in connection with the aforementioned charge, and are related to severance payments, which run through May 2004, and lease commitments, which run through July 2005.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses rose by $0.6 million, or 14%, to $4.8 million in the second quarter of fiscal 2004 as compared to $4.2 million for the same period in fiscal 2003. ER&D expenses increased $1.1 million, or 13%, to $9.4 million in the first six months of fiscal 2004 as compared to $8.3 million in the year-ago period. Despite the increase in ER&D expenses, such costs, as a percent of net sales, decreased to 6.3% from 7.6%, mainly reflecting the Company’s higher net sales.

About $0.3 million and $0.7 million of the quarterly and year-to-date increases, respectively, was to due to the incremental costs of ER&D activities associated with the Company’s January 2003 acquisition of the assets of Electrol Specialties Company and its February 2003 acquisition of Asyst Technologies, Inc.’s wafer and reticle carrier product lines. The Company ER&D efforts continued to focus on the support of current product lines, and the development of new products and manufacturing technologies. The Company expects to spend about $5.0 million each quarter on its ER&D expenses over the remainder of fiscal 2004.

Operating income (loss) Operating income, stated as a percent of net sales, was 8.2 % for the second of fiscal 2004, compared to (2.8)% in the year ago period and 2.7% in the first quarter of fiscal 2004. Improvement in the current quarter was mainly due to the leverage associated with increased sales levels, the effect of which was slightly offset by higher SG&A expenses and other items noted above.

As noted, the Company expects ER&D expenses to stay essentially flat and SG&A expenses to increase somewhat on an absolute dollar basis, although both categories are expected to decline as a percent of net sales. The Company also anticipates improvements in gross margins to result from the forecasted sales improvement. As a result, the Company estimates that its operating margins for its fiscal 2004 third quarter to be in the 11% to 13% range.

Other expense (income), net Other income was $0.5 million in the second quarter of fiscal 2004 compared to nominal other expense in the year-ago quarter. Other income was $1.1 million in the first half of fiscal 2004 compared to other expense of $4.8 million in the first half of fiscal 2003.

Included in other income in the three months and six months ended February 28, 2004 were gains of $0.3 million and $1.1 million, respectively, on the sale of 121,100 and 467,200 shares, respectively, of Metron Technology N.V. (Metron) common stock.

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

Income tax expense (benefit) The Company recorded income tax expense of $2.2 million for the second quarter of fiscal 2004 compared to an income tax benefit of $2.2 million for the second quarter a year earlier. For the first half of fiscal 2004, the Company booked income tax expense of $3.0 million compared to an income tax benefit of $4.0 million in the first six months of fiscal 2003. The main factor contributing to these variances is the Company’s improvement in earnings from operations.

The effective year-to-date tax rate is 31.1% in fiscal 2004, compared to (45.3)% for the first half of fiscal 2003. The Company’s effective tax rate is lower than the statutory federal rate in the United States due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with research and development activities.

Based on the current analysis of its tax situation, the Company anticipates its effective tax rate for fiscal 2004 to be approximately 31%. However, tax calculations are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s tax rate.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $16.0 million in the first half of fiscal 2004. The cash flow generated from operations mainly reflected the Company’s net earnings of $6.7 million, combined with various noncash charges, including depreciation and amortization of $13.1. Such items were partly offset by the impact of working capital demands.

Accounts receivable increased by $9.1 million, reflecting the growth in sales over the first half of fiscal 2004. Days sales outstanding decreased from 65 to 62 days from the first to the 2004 second quarter. Inventories increased by $5.2 million from the fourth quarter of fiscal 2003. The increase reflected the higher raw material and work-in-process inventories required by the Company’s increased sales activity. Finished goods inventories were essentially unchanged from the beginning of the year.

Accounts payable and accrued liabilities rose by $5.3 million from August 30, 2003 mainly due to an increase of $3.9 million in accounts payable associated with the rise in the Company’s production activity. In addition, the amount of deferred revenue on equipment shipments awaiting customer acceptance rose by $2.1 million.

Working capital at February 28, 2004 stood at $176.9 million, up $17.2 million from August 30, 2003, and included $112.3 million in cash, cash equivalents and short-term investments.

Investing activities Cash flow used in investing activities totaled $11.2 million in the first half of fiscal 2004. Acquisition of property and equipment totaled $9.6 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures of $20 million to $25 million during fiscal 2004, consisting mainly of spending on manufacturing equipment, tooling and information systems.

The company had purchases of short-term investments, net of maturities, of $4.8 million during the first half of the fiscal 2004. Short-term investments stood at $29.3 million at February 28, 2004. Also, the Company recorded proceeds of $2.0 million in connection with its sale of 467,200 shares of Metron common stock as described above under the caption “Other income” and proceeds of $1.5 million from the sale of various equipment.

Financing activities Cash used by financing activities totaled $2.7 million during the first half of fiscal 2004. The Company made payments of $9.5 million on borrowings, including the payment of the final $5.0 million of the $14.0 million originally borrowed in February 2003 when the Company acquired the wafer and reticle carrier product line of Asyst Technologies, Inc. Proceeds from new borrowings totaled $3.7 million, mainly related to the Company’s Japanese operations.

The Company received proceeds of $3.1 million in connection with common shares issued under the Company’s stock option and stock purchase plans during the first half of fiscal 2004.

As of February 28, 2004, the Company’s sources of available funds comprised $83.0 million in cash and cash equivalents, $29.3 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with two domestic commercial banks with aggregate borrowing capacity of $40 million, with no borrowings outstanding at February 28, 2004 and lines of credit with seven international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $16.8 million. Borrowings outstanding on these lines of credit were approximately $11.2 million at February 28, 2004.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of February 28, 2004, are at least $223 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

At February 28, 2004, the Company’s shareholders’ equity stood at $348.4 million compared to $337.7 million at the beginning of the year. The components of the increase included the Company’s net earnings of $6.7 million, proceeds of $3.1 million associated with the issuance of shares issued under the Company’s stock option and stock purchase plans and an increase in other comprehensive income of $0.5 million.

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

On June 9, 2003, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission. As amended, up to 25,000,000 shares of the Company’s common stock may be offered from time to time under the registration statement, including 17,500,000 newly issued shares by Entegris and 7,500,000 currently outstanding shares by certain shareholders of the Company. The common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The Company stated that it would use the net proceeds from any future sale of new Entegris shares for general corporate purposes or to finance acquisitions. The Company would not receive any proceeds from any sale of shares by the selling shareholders. The shelf registration statement was not effective as of April 13, 2004.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal market risks are sensitive to changes in interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at February 28, 2004 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.6 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At February 28, 2004, the company was party to forward contracts to deliver or purchase Japanese yen with net notional value of approximately $8.6 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $2.5 million.

The Company’s investment in Metron common stock is accounted for as an available-for-sale security. Consequently, the Company’s financial position is exposed to fluctuations in the price of Metron stock. At February 28, 2004, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $2.2 million with a fair value of approximately $3.3 million. Accordingly, a 10% adverse change in Metron’s per share price would result in an approximate $0.3 million decrease in the fair value of the Company’s investment.

Item 4: Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Entegris, Inc. Annual Meeting of Shareholders was held on January 20, 2004. There were 72,722,170 outstanding shares of common stock on the record date for the Annual Meeting; 69,379,260 or 95.4%, of the outstanding shares were represented in person or by proxy at the meeting. The results of the vote of shareholders are shown below.

	Number of Shares
	For	Withheld
Election of Class III Directors:
Roger McDaniel	66,798,494	2,580,766
Gary Klingl	66,187,878	3,191,382

	In Favor	Against	Abstain	Broker Non- Votes
To approve an Amendment to the Amended and Restated Bylaws of Entegris, Inc. to declassify the Board.	68,399,111	916,929	63,220	—
To approve an Amendment to the Amended and Restated Bylaws of Entegris, Inc. to eliminate supermajority shareholder approval.	58,958,422	1,750,539	63,220	8,616,399
To ratify and approve the appointment of KPMG LLP as the Company’s independent auditors for the Company’s fiscal year ending August 28, 2004.	68,352,926	1,010,340	15,994	—
To approve amendment to the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan to increase the number of shares reserved for issuance by 5,000,000 shares.	36,904,153	20,554,982	1,303,726	8,616,399
To approve an amendment to the Entegris, Inc. Outside Directors’ Plan to change the date at which the Company provides its annual automatic grant of options to outside directors.	55,810,747	3,519,074	1,433,040	8,616,399

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Fifth Amendment to Credit Agreement, dated as of February 17, 2004, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On December 18, 2003, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release dated December 18, 2003 reporting the Company’s financial results for its first quarter ended November 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 13, 2004	/s/ James E. Dauwalter
James E. Dauwalter
President and Chief Executive Officer

Date: April 13, 2004	/s/ John D. Villas
John D. Villas
Chief Financial Officer