Form 10-Q
period 2004-05-29
ENTEGRIS INC
filed 2004-07-13
CIK 1101302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock, $0.01 Par Value	73,240,545

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MAY 29, 2004

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	May 29, 2004	August 30, 2003
ASSETS

Current assets
Cash and cash equivalents	$85,795	$80,546
Short-term investments	33,980	24,541
Trade accounts receivable, net of allowance for doubtful accounts of $1,742 and $1,793, respectively	66,078	48,567
Trade accounts receivable due from affiliates	7,015	4,037
Inventories	46,862	38,163
Deferred tax assets and refundable income taxes	14,681	14,637
Other current assets	4,492	3,564

Total current assets	258,903	214,055

Property, plant and equipment, net	96,958	95,212

Other assets
Investments	5,914	8,596
Goodwill	68,548	67,480
Intangible assets, net of amortization	26,136	29,441
Other	2,091	2,882

Total assets	$458,550	$417,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$1,642	$2,412
Short-term borrowings	5,989	16,455
Accounts payable	15,000	9,570
Accrued liabilities	32,760	25,852
Accrued income taxes	9,461	—

Total current liabilities	64,852	54,289

Long-term debt, less current maturities	20,109	10,070
Deferred tax liabilities	14,599	15,642
Commitments and contingencies

Shareholders’ equity
Common stock, $0.01 par value; 200,000,000 authorized; issued and outstanding shares: 73,205,763 and 72,512,100, respectively	732	725
Additional paid-in capital	149,611	142,540
Deferred compensation expense	(1,897)	—
Retained earnings	208,028	192,207
Accumulated other comprehensive income	2,516	2,193

Total shareholders’ equity	358,990	337,665

Total liabilities and shareholders’ equity	$458,550	$417,666

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Sales to non-affiliates	$88,788	$66,311	$224,877	$165,403
Sales to affiliates	9,836	4,354	22,393	14,167

Net sales	98,624	70,665	247,270	179,570
Cost of sales	54,215	40,193	140,585	104,665

Gross profit	44,409	30,472	106,685	74,905
Selling, general and administrative expenses	25,525	20,264	69,914	59,019
Engineering, research and development expenses	5,343	4,683	14,767	12,989
Other charges	—	—	—	1,812

Operating income	13,541	5,525	22,004	1,085
Interest income, net	(12)	(25)	(118)	(345)
Other expense (income), net	71	349	(1,027)	5,144

Income (loss) before income taxes and other items below	13,482	5,201	23,149	(3,714)
Income tax expense (benefit)	4,285	1,234	7,296	(2,808)
Equity in net loss of affiliate	22	10	18	132

Net income (loss)	$9,175	$3,957	$15,835	$(1,038)

Earnings (loss) per common share:
Basic	$0.13	$0.06	$0.22	$(0.01)
Diluted	$0.12	$0.05	$0.21	$(0.01)

Weighted shares outstanding:
Basic	73,102	71,762	72,841	71,440
Diluted	76,877	75,640	77,003	71,440

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	May 29, 2004	May 31, 2003
OPERATING ACTIVITIES
Net income (loss)	$15,835	$(1,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,152	20,408
Deferred compensation expense	851	—
Tax benefit from employee stock plans	169	—
Impairment of property and equipment	551	572
Impairment of investment in Metron Technology N.V.	—	4,452
Gain on sale of investment in Metron Technology N.V.	(1,109)	—
Provision for doubtful accounts	(71)	70
Provision for deferred income taxes	(544)	(2,262)
Equity in net loss of affiliates	18	132
(Gain) loss on sale of property and equipment	(400)	52
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(16,336)	(11,604)
Trade accounts receivable due from affiliates	(2,978)	1,255
Inventories	(7,969)	(2,353)
Accounts payable and accrued liabilities	11,195	4,154
Other current assets	(845)	(182)
Accrued income taxes and refundable income taxes	9,496	7,730
Other	22	188

Net cash provided by operating activities	27,037	21,574

INVESTING ACTIVITIES
Acquisition of property and equipment	(16,169)	(9,359)
Acquisition of businesses, net of cash acquired	(1,723)	(44,299)
Purchases of intangible assets	(599)	(981)
Proceeds from sale of investment in Metron Technology N.V.	2,104	—
Proceeds from sales of property and equipment	1,807	36
Purchases of short-term investments	(32,908)	(22,809)
Maturities of short-term investments	23,469	44,154
Other	(21)	(1,571)

Net cash used in investing activities	(24,040)	(34,829)

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt	(17,526)	(3,581)
Proceeds from short-term borrowings and long-term debt	15,244	15,315
Issuance of common stock	4,147	2,778

Net cash provided by financing activities	1,865	14,512

Effect of exchange rate changes on cash and cash equivalents	387	109

Increase in cash and cash equivalents	5,249	1,366
Cash and cash equivalents at beginning of period	80,546	74,830

Cash and cash equivalents at end of period	$85,795	$76,196

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of May 29, 2004 and August 30, 2003, the results of operations for the three months and nine months ended May 29, 2004 and May 31, 2003 and cash flows for the nine months ended May 29, 2004 and May 31, 2003.

Certain prior year amounts have been reclassified to conform to the current period presentation. Effective August 31, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. The Company has historically classified shipping and handling costs as an offset to amounts billed to customers included in net sales. Effective with the adoption of EITF 00-10, $0.7 million and $1.7 million of shipping and handling costs were reclassified from net sales to cost of goods sold for the three months and nine months ended May 31, 2003, respectively.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 30, 2003. The consolidated results of operations for the three months and nine months ended May 29, 2004 and May 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

For employee stock options granted during the first nine months of fiscal 2004, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 4.0% and 4) an expected life of 8 years. The weighted average fair value of options granted during the first nine months of fiscal 2004 with all exercise prices equal to the market price at the date of grant was $9.29 per share.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income (loss), as reported	$9,175	$3,957	$15,835	$(1,038)
Add back stock compensation expense included in net earnings	225	—	528	—
Deduct stock compensation expense – fair value based method	(2,076)	(1,672)	(5,850)	(4,826)

Pro forma net income (loss)	$7,324	$2,285	$10,513	$(5,864)

Basic net earnings (loss) per share, as reported	$0.13	$0.06	$0.22	$(0.01)
Pro forma basic net earnings (loss) per share	$0.10	$0.03	$0.14	$(0.08)
Diluted net earnings (loss) per share, as reported	$0.12	$0.05	$0.21	$(0.01)
Pro forma diluted net earnings (loss) per share	$0.10	$0.03	$0.14	$(0.08)

3.	Earnings (loss) per share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Basic earnings (loss) per share-weighted common shares outstanding	73,102,000	71,762,000	72,841,000	71,440,000
Weighted common shares assumed upon exercise of stock options	3,775,000	3,878,000	4,162,000	—

Diluted earnings (loss) per share-weighted common shares and common shares equivalent outstanding	76,877,000	75,640,000	77,003,000	71,440,000

The effect of the inclusion of stock options for the nine months ended May 31, 2003 was anti-dilutive.

4.	Inventories

Inventories consist of the following (in thousands):

	May 29, 2004	August 30, 2003
Raw materials	$15,553	$12,061
Work-in process	5,853	1,663
Finished goods	24,831	23,811
Supplies	625	628

Total inventories	$46,862	$38,163

5.	Comprehensive Income

For the three months and nine months ended May 29, 2004 and May 31, 2003 net income (loss), items of other comprehensive income (loss) and comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income (loss)	$9,175	$3,957	$15,835	$(1,038)
Items of other comprehensive income (loss)
Foreign currency translation gain (loss)	(227)	551	1,389	1,201
Net change in unrealized gain (loss) on marketable securities	60	1,102	(483)	215
Reclassification adjustment for impairment loss on marketable securities included in earnings	—	—	—	1,913
Reclassification adjustment for realized gain on sale of marketable securities included in earnings	(17)	—	(583)	—

Comprehensive income	$8,991	$5,610	$16,158	$2,291

6.	Intangible Assets and Goodwill

As of May 29, 2004, goodwill amounted to approximately $68.5 million, which included fiscal 2004 addition of $1.1 million primarily related to an acquisition completed in May 2004. Other identifiable intangible assets, net of amortization, of approximately $26.1 million as of May 29, 2004, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

	As of May 29, 2004
Amortized intangible assets:	Gross carrying amount	Accumulated amortization
Patents	$18,998	6,994
Unpatented technology	9,844	2,922
Employment and noncompete agreements	5,837	2,542
Other	6,053	2,138

	$40,732	$14,596

Aggregate amortization expense for the first nine months of fiscal 2004 amounted to $3.9 million.

Estimated amortization expense for the fiscal years 2004 to 2008 and thereafter is approximately $5.2 million, $4.7 million, $4.4 million, $4.0 million, $3.5 million and $8.1 million, respectively.

7.	Other Charges

During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As of May 29, 2004, future cash outlays of $0.1 million remained outstanding in connection with the aforementioned charge, and are related to lease commitments, which run through July 2005.

8.	Investment in Metron Technology N.V.

The Company is a founding shareholder of Metron Technology N.V. (Metron), a publicly traded company. In the three months and nine months ended May 29, 2004, the Company reported gains of $37 thousand and $1.1 million ($24 thousand and $0.7 million after taxes), respectively, on the sale of an aggregate 497,200 shares of Metron’s common stock. At May 29, 2004, the Company held approximately 1.1 million shares of Metron common stock with fair value of $3.3 million, based on the closing price of $3.09 per share on the NASDAQ Stock Market. The carrying value of the shares was approximately $2.1 million at that date.

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

During the first quarter of fiscal 2004, the Company awarded 222,000 restricted shares of the Company’s common stock pursuant to the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan. The value of such stock was established by the market price on the date of the grants and was recorded as deferred compensation, which is shown as a reduction of shareholders’ equity in the accompanying consolidated financial statements. The deferred compensation is being amortized ratably over the applicable restricted stock vesting periods. Compensation expense recorded in connection with the restricted shares was $0.4 million and $0.9 million for the three months and nine months ended May 29, 2004, respectively.

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

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company has determined that it has no variable interest entities required to be consolidated in the Company’s financial statements. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial statements.

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

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and nine-month periods ended May 29, 2004 and May 31, 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Balance at beginning of period	$1,942	$2,069	$2,065	$735
Accrual for warranties issued during the period	359	97	639	665
Assumption of liability in connection with acquisition	—	—	—	1,250
Settlements during the period	(207)	(141)	(610)	(625)

Balance at end of period	$2,094	$2,025	$2,094	$2,025

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

Key Operating Factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•	The level of sales. Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affects certain costs such as incentive compensation, commissions and donations, all of which are highly variable in nature.

•	The variable margin on sales, which is determined by selling prices and the cost of manufacturing and raw materials, has a large effect on profit. This factor is affected by a number of factors, which include purchase prices of raw material, especially resin, purchased components, competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others.

•	The Company’s fixed cost structure is significant. Accordingly, increases or decreases in these costs have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, and depreciation and amortization. Thus changes in amounts or usage of these cost components can have a large effect on profit.

Overall Summary of Third Quarter Fiscal 2004 Financial Results For the third quarter of fiscal 2004, net sales increased 40% from last year’s third quarter and 23% sequentially from the second quarter of fiscal 2004. These sales improvements were principally driven by the stronger order and sales activity for the Company’s semiconductor market product lines. Primarily due to the leverage associated with the stronger sales, the Company reported higher gross profits and operating income for the quarter, both year-over-year and sequentially. Partly offsetting the improvements in operating income were increased SG&A expenses and ER&D expenses as described below, although both categories rose at rates lower than the corresponding aforementioned sales increases. As a result, the Company reported improved net income for the period when compared to both last year’s third quarter and the current fiscal year’s second quarter.

Based on its assessment that activity levels in the semiconductor industry are sustainable for the next few quarters and current incoming order rates, the Company anticipates flat or marginally better sales for its fourth quarter ending August 28, 2004 when compared to the most recently completed quarter.

The Company expects ER&D expenses to fall slightly and SG&A expenses to remain flat with third quarter levels on an absolute dollar basis. Accordingly, if sales exceed third quarter levels and the Company’s ongoing efforts to improve efficiencies in manufacturing productivity result in better gross margins, the Company may be able to slightly improve profitability for the period.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. At May 29, 2004, the Company’s allowance for doubtful accounts was $1.7 million, compared to $1.8 million at August 30, 2003.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. The Company’s reserve for sales returns and allowances was $0.9 million at May 29, 2004 compared to $1.0 million at August 30, 2003.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data and sales levels by product group, along with other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. The Company’s accrual for estimated future warranty costs was $2.1 million at May 29, 2004, compared to $2.1 million at August 30, 2003.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or are reserved for fully. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $5.2 million at May 29, 2004 compared to $4.6 million at August 30, 2003.

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

The Company’s marketable equity securities are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary, requiring an impairment loss to be recorded and the investment written down to a new cost basis. At May 29, 2004, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $2.1 million with a fair value of $3.3 million.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its net deferred tax assets at either May 29, 2004 or August 30, 2003.

Three and Nine Months Ended May 29, 2004 Compared to Three and Nine Months Ended May 31, 2003

The following table compares quarterly results with year-ago results, as a percent of sales, for each caption.

	Three Months Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.0	56.9	56.9	58.3

Gross profit	45.0	43.1	43.1	41.7
Selling, general and administrative expenses	25.9	28.7	28.3	32.9
Engineering, research and development expenses	5.4	6.6	6.0	7.2
Other charges	—	—	—	1.0

Operating income	13.7	7.8	8.9	0.6
Interest income, net	—	—	—	(0.2)
Other expense (income), net	0.1	0.5	(0.4)	2.9

Income (loss) before income taxes and other items below	13.7	7.4	9.4	(2.1)
Income tax expense (benefit)	4.3	1.7	3.0	(1.6)
Equity in net loss of affiliate	—	—	—	0.1

Net income (loss)	9.3%	5.6%	6.4%	(0.6)%

Effective tax rate	31.8%	23.7%	31.5%	(75.6)%

Net sales Net sales were $98.6 million in the third quarter of fiscal 2004, up 40% compared to $70.7 million in the third quarter of fiscal 2003. Sequentially, sales for the quarter were 23% higher than the second quarter of fiscal 2004. Net sales for the first nine months of fiscal 2004 were $247.3 million, up 38% from $179.6 million in the comparable year-ago period. The Company estimates that approximately one-fourth of the sales increase for the nine months ended May 29, 2004, when compared to the year-ago period, was associated with the sales generated by businesses or product lines acquired in the second quarter of fiscal 2003 for which no sales were recorded in the year-ago period prior to the dates of the acquisitions. Net sales for the three months and nine months ended May 29, 2004 included favorable foreign currency effects, primarily related to the strengthening of the Japanese yen, in the amounts of $1.4 million and $3.7 million, respectively.

The following table summarizes total net sales by markets served for the three and nine months ended May 29, 2004 and May 31, 2003 (in thousands), along with the year-over-year percentage changes:

	Three Months Ended			Nine Months Ended
	May 29, 2004	May 31, 2003	Percentage change	May 29, 2004	May 31, 2003	Percentage change
Semiconductor	$80,458	$53,490	50%	$193,753	$137,115	41%
Data storage	6,973	9,095	(23)	25,544	22,858	12
Services	7,055	5,769	22	16,209	14,489	12
Other	4,139	2,311	79	11,764	5,108	130

Net sales	$98,624	$70,665	40	$247,270	$179,570	38

The semiconductor market generated 82% of the Company’s overall sales, compared to about 76% a year earlier. Semiconductor market sales increased 50% over the prior year’s third quarter and 28% over the current year’s second quarter, reflecting the continuation of the Company’s heightened order and sales activity for its array of semiconductor market products. As expected, unit-driven product lines such as wafer shippers, and test, assembly and packaging products saw sales improvements in the 10% range. However, sales of capital spending driven products, such as wafer and reticle carrier products and fluid handling products, saw better-than-expected sales, with sequential quarter-over-quarter gains generally exceeding 30%.

Data storage market sales accounted for 7% percent of overall sales, down from 13% in the third quarter a year ago. Sales were down 23% from both the year-ago period and sequentially from the second quarter of fiscal 2004. The decline was due to the well-publicized overbuild of hard disk drives at the customer level. Longer term, the overall market growth outlook for data storage remains positive, particularly as consumer products are increasingly starting to use disk drives to store data. However, until the industry inventory issue is resolved, the Company doesn’t anticipate any near-term improvement in data storage sales.

Services market revenues accounted for 7% of Entegris’ overall sales, compared to about 8% a year ago, with a 22% improvement from fiscal 2003’s third quarter and a 58% sequential increase from fiscal 2004’s second quarter. This sequential improvement is related to higher sales of equipment used to clean wafer, disk carrier and shipping products. The Company anticipates next quarter’s services market revenues to remain near third quarter levels.

Sales to other markets rose 79% from the third quarter a year ago and represented approximately 4% of Entegris’ overall sales for the period. Approximately one-half of the improvement was due to higher sales by Electrol Specialties (ESC), a market leader in clean-in-place technology, which was acquired by the Company in January 2003.

On a geographic basis, third quarter sales to North America were 37%, Asia Pacific 32%, Europe 17% and Japan 14% of total sales, respectively. Primarily on the strength of improved semiconductor sales, year-over-year third quarter sales comparisons saw sales gains in excess of 30% in all regions, with sales to Asia-Pacific up over 60%. Sequentially, third quarter sales improved by over 20% for all regions compared to the second quarter, with the exception of Japan, where weakness in data storage contributed to a 3% sequential decline.

The Company expects that the market conditions in the semiconductor industry will continue to be favorable for the foreseeable future. Based on that assessment and current incoming order rates, the Company estimates that sales for its fourth quarter will remain at third quarter levels with a possible increase of up to 5%.

Gross profit Gross profit in the third quarter of fiscal 2004 improved 46% to $44.4 million, compared to $30.5 million reported in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, gross profit was $106.7 million, up 42% from $74.9 million recorded in the first nine months of fiscal 2003. As a percentage of net sales, gross margins for the third quarter and first nine months of the fiscal year were 45.0% and 43.1%, respectively, compared to 43.1% and 41.7%, respectively, in the comparable periods a year ago. On a sequential basis, the Company’s gross margin percentage of 45.0% represented a 150 basis points improvement over the second quarter of fiscal 2004.

The improvements in fiscal 2004 gross margin percentage figures were primarily the result of the increased leverage associated with the improved sales levels noted above, which resulted in higher production levels.

Gross profit dollar gains were reported by both domestic and international operations.

During the past couple quarters, the Company expanded its manufacturing staffing levels to address the rapidly increasing sales demand. As a consequence of adding and training a large number of personnel, primarily temporary employees, operational efficiencies were not yet optimized. The Company believes it incurred expenses at a somewhat higher level than normal, partly offsetting the Company’s improved factory utilization. During the third quarter, the Company’s gross margin was also adversely affected as products with a higher material content made up a greater share of the sales volume increases.

As discussed above, management expects sales levels for the fiscal 2004 fourth quarter to be flat with or slightly above third quarter sales. Consequently, any improvement in the Company’s gross margin will be dependent on its ability to improve manufacturing efficiencies.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased by $5.3 million, or 26%, to $25.5 million in the third quarter of fiscal 2004 from $20.3 in the third quarter of fiscal 2003. SG&A expenses for the third quarter were up $2.2 million, or 9% from the second quarter of fiscal 2004. The year-over-year increase for the quarter was due to increased incentive pay, profit-sharing and donation accruals reflecting the Company’s improved sales and profitability ($2.2 million), higher professional fees ($1.1 million) and compensation expense associated with the issuance of shares of restricted stock ($0.4 million). Related to the latter item, the Company changed a component of its long-term equity-based incentive programs by issuing fewer stock options and began issuing restricted stock grants. Under current accounting rules, the Company is required to expense the intrinsic value of restricted stock grants over their four-year vesting periods.

On a year-to-year basis, SG&A expenses rose by $10.9 million, or 18% to $69.9 million compared to $59.0 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 28.3% from 32.9% a year ago. This decline reflects the higher SG&A costs being more than offset by the Company’s increase in net sales.

Looking forward, the Company expects that SG&A expenses for its fiscal 2004 fourth quarter will be remain flat on an absolute dollar basis with the third quarter.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses rose by $0.7 million, or 14%, to $5.3 million in the third quarter of fiscal 2004 as compared to $4.8 million for the same period in fiscal 2003. Approximately $0.3 million of the increase reflected the Company’s investment in the development of its tape and reel technology.

ER&D expenses increased $1.8 million, or 14%, to $14.8 million in the first nine months of fiscal 2004 as compared to $13.0 million in the year-ago period. Despite the increase in ER&D expenses, such costs for the first nine months of the fiscal year, as a percent of net sales, decreased to 6.0% from 7.2%, mainly reflecting the Company’s higher net sales. In addition to the item noted earlier, about $0.7 million of the year-to-date increase in ER&D expenses was due to the incremental costs of ER&D activities associated with the Company’s January 2003 acquisition of the assets of Electrol Specialties Company and its February 2003 acquisition of Asyst Technologies, Inc.’s wafer and reticle carrier product lines.

The Company ER&D efforts continued to focus on the support of current product lines, and the development of new products and manufacturing technologies. The Company expects to spend about $5.0 million on its ER&D expenses each quarter for the foreseeable future.

Other charges The Company incurred no “Other charges” in the first nine months of fiscal 2004 or in the third quarter of fiscal 2003. During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As of May 29, 2004, future cash outlays of $0.1 million remained outstanding in connection with the aforementioned charge and are related to lease commitments, which run through July 2005.

Operating income (loss) Operating income, stated as a percent of net sales, was 13.7 % for the third quarter of fiscal 2004, compared to 7.8% in the year ago period and 8.2% in the second quarter of fiscal 2004. Improvement in the current quarter was mainly due to the leverage associated with increased sales levels, the effect of which was slightly offset by higher SG&A and ER&D expenses as described above.

Other expense (income), net Other expense was $0.1 million in the third quarter of fiscal 2004 compared to $0.3 million in the third quarter a year ago. Other income was $1.0 million in the first nine months of fiscal 2004 compared to other expense of $5.1 million in the first nine months of fiscal 2003.

Included in other income in the three months and nine months ended May 29, 2004 were gains of $36 thousand and $1.1 million, respectively, on the sale of 30,000 and 497,200 shares, respectively, of Metron Technology N.V. (Metron) common stock.

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

Income tax expense (benefit) The Company recorded income tax expense of $4.3 million for the third quarter of fiscal 2004 compared to income tax expense of $1.2 million for the third quarter a year earlier. For the first nine months of fiscal 2004, the Company booked income tax expense of $7.3 million compared to an income tax benefit of $2.8 million in the first nine months of fiscal 2003. The main factor contributing to these variances is the Company’s improvement in earnings from operations.

The effective year-to-date tax rate is 31.5% in fiscal 2004, compared to (75.6)% for the first nine months of fiscal 2003. The Company’s effective tax rate in fiscal 2004 is lower than the statutory federal rate in the United States due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with research and development activities.

Based on the current analysis of its tax situation, the Company anticipates its effective tax rate for fiscal 2004 to be approximately 32%. However, tax calculations are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s tax rate.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $27.0 million in the first nine months of fiscal 2004. The cash flow generated from operations mainly reflected the Company’s net earnings of $15.8 million, combined with various noncash charges, including depreciation and amortization of $19.2. Such items were partly offset by the impact of working capital demands.

Accounts receivable increased by $19.0 million, reflecting the growth in sales over the first nine months of fiscal 2004. Days sales outstanding decreased from 68 to 65 days from the beginning of the year through the third quarter, but were up from 62 days three months earlier. Inventories increased by $8.0 million from the fourth quarter of fiscal 2003. The increase reflected the higher raw material and work-in-process inventories required by the Company’s increased sales activity. Finished goods inventories were up $1.0 million from the beginning of the year.

Partly offsetting the working capital increases for receivables and inventory, accounts payable and accrued liabilities rose by $11.2 million from August 30, 2003 and was mainly associated with the increase in the Company’s production activity and its improved profitability. In addition, the amount of deferred revenue on equipment shipments awaiting customer acceptance rose by $2.0 million.

Working capital at May 29, 2004 stood at $194.1 million, up $34.3 million from August 30, 2003, and included $119.8 million in cash, cash equivalents and short-term investments.

Investing activities Cash flow used in investing activities totaled $24.0 million in the first nine months of fiscal 2004. Acquisition of property and equipment totaled $16.2 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures of $20 million to $23 million during fiscal 2004, consisting mainly of spending on manufacturing equipment, tooling and information systems.

During the last month of the third quarter, the Company completed the acquisition of a precision parts cleaning business with annual sales of approximately $2 million located in Montpellier, France. The total purchase price is approximately $2.8 million, of which $1.2 million remained owed to the seller as of May 29, 2004. This transaction is aimed at expanding the geographic reach of Entegris’ materials integrity management services.

The company had purchases of short-term investments, net of maturities, of $9.4 million during the first nine months of the fiscal 2004. Short-term investments stood at $34.0 million at May 29, 2004. Also, the Company recorded proceeds of $2.1 million in connection with its sale of 497,200 shares of Metron common stock as described above under the caption “Other income” and proceeds of $1.8 million from the sale of various equipment.

Financing activities Cash provided by financing activities totaled $1.9 million during the first nine months of fiscal 2004. The Company made payments of $17.5 million on borrowings and received proceeds from new borrowings totaling $15.2 million. Included in these amounts was the conversion of 1 billion Japanese Yen, or approximately $9.2 million, from short-term borrowings to long-term debt due in three to five years. Also included is the first quarter payment of the final $5.0 million of the $14.0 million originally borrowed in February 2003 when the Company acquired the wafer and reticle carrier product line of Asyst Technologies, Inc.

The Company received proceeds of $4.1 million in connection with common shares issued under the Company’s stock option and stock purchase plans during the first nine months of fiscal 2004.

As of May 29, 2004, the Company’s sources of available funds comprised $85.8 million in cash and cash equivalents, $34.0 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with two domestic commercial banks with aggregate borrowing capacity of $40 million, with no borrowings outstanding at May 29, 2004 and lines of credit with several international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $15.2 million. Borrowings outstanding on these lines of credit were approximately $6.0 million at May 29, 2004.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of May 29, 2004, are at least $228 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

At May 29, 2004, the Company’s shareholders’ equity stood at $359.0 million compared to $337.7 million at the beginning of the year. The primary components of the increase included the Company’s net earnings of $15.8 million and proceeds of $4.1 million associated with the issuance of shares issued under the Company’s stock option and stock purchase plans.

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

On June 9, 2003, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission. As amended, up to 25,000,000 shares of the Company’s common stock may be offered from time to time under the registration statement, including 17,500,000 newly issued shares by Entegris and 7,500,000 currently outstanding shares by certain shareholders of the Company. The Company stated that it would use the net proceeds from any future sale of new Entegris shares for general corporate purposes or to finance acquisitions. The Company would not receive any proceeds from any sale of shares by the selling shareholders. The shelf registration statement became effective as of May 19, 2004. The Company and the other selling shareholders have two years from that date to issue 25 million shares under the filing.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal market risks are sensitive to changes in interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at May 29, 2004 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.7 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At May 29, 2004, the company was party to forward contracts to deliver or purchase Japanese yen with net notional value of approximately $8.6 million. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $2.5 million.

The Company’s investment in Metron common stock is accounted for as an available-for-sale security. Consequently, the Company’s financial position is exposed to fluctuations in the price of Metron stock. At May 29, 2004, the Company’s investment in Metron Technology N.V. common stock had a carrying value of $2.1 million with a fair value of approximately $3.3 million. Accordingly, a 10% adverse change in Metron’s per share price would result in an approximate $0.3 million decrease in the fair value of the Company’s investment.

Item 4: Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 29, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

On March 19, 2004, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release dated March 18, 2004 reporting the Company’s financial results for its first quarter ended February 28, 2004.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 13, 2004	/s/ James E. Dauwalter
James E. Dauwalter
President and Chief Executive Officer

Date: July 13, 2004	/s/ John D. Villas
John D. Villas
Chief Financial Officer