Form 10-K
period 2004-08-28
ENTEGRIS INC
filed 2004-11-12
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2004

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

Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on October 29, 2004 as reported by the NASDAQ National Market, was approximately $450 million. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.01 Par Value, as of October 29, 2004 was 73,246,675.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual General Meeting of Shareholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended August 28, 2004, are incorporated by reference into Part III of this report. (The Audit Committee Report, the Compensation and Stock Option Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

Certain Exhibits filed with the registrant’s Registration Statement on Form S-1, No.333-33668 filed with the Commission on July 10, 2000, are incorporated by reference into Part IV of this report.

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

ENTEGRIS WEBSITE

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through its website (www.entegris.com) under the “Investor Relations” caption free of charge.

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

Our Business

We are a leading provider of materials integrity management solutions to the microelectronics industry in particular, the semiconductor and data storage markets. More than 95% of our sales in fiscal 2004 were related to the microelectronics industry. In addition, we leverage our core technology capabilities to extend our materials integrity management solutions to the fuel cell and life sciences markets. Our materials integrity management solutions for the semiconductor industry assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafer manufacturing to packaging of completed integrated circuits. These solutions enable our customers to protect their investment in work-in-process and finished devices by facilitating the safe handling, purity and precision processing of the critical materials used in their manufacturing processes.

Strategy

Our objective is to build upon our leadership in materials integrity management solutions for disks, semiconductor device, equipment and materials suppliers, as well as apply our expertise to the growing materials integrity management needs of other markets. Key elements of our strategy to achieve these objectives are:

•	Broaden our product and service offerings;

•	Leverage our capabilities to expand into new markets;

•	Increase our operational efficiencies;

•	Expand our technological leadership; and

•	Pursue selective acquisitions.

BUSINESS

Overview

We are a leading provider of materials integrity management solutions to the microelectronics industry in particular, the semiconductor and data storage markets. More than 95% of our sales in fiscal 2004 were related to the microelectronics industry. In addition, we leveraged our core technology capabilities to extend our materials integrity management solutions to the fuel cell and life sciences markets. Our materials integrity management solutions for the semiconductor industry assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafer shipping to the manufacturing and packaging of completed integrated circuits. These solutions enable our customers to protect their investment in work-in-process and finished devices by facilitating the safe handling, purity and precision processing of the critical materials used in their manufacturing processes.

With more than 10,000 standard and customized products, we believe we provide the most comprehensive portfolio of materials integrity management products and services to the microelectronics industry. Our materials integrity management products include wafer shippers, wafer transport and process carriers, standard mechanical interface pods and work-in-process boxes. Our fluid handling products, such as valves, fittings, tubing, pipe, fluid measuring and control products, and containers, assure the consistent and safe delivery and storage of sophisticated chemicals between chemical manufacturers and manufacturers’ point-of-use.

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

We sell our products worldwide to more than 1,000 customers, who represent a broad base of leading suppliers to the microelectronics industry. None of our customers made up 10% or more of our net sales in fiscal 2004. Our customers in the semiconductor industry include wafer manufacturers, chemical suppliers, equipment manufacturers, device manufacturers and assemblers. Our semiconductor customers include Amkor, Applied Materials, Ashland Chemical, Infineon, MEMC, Mykrolis, Shin-Etsu Handotai, Samsung, Texas Instruments and TSMC. Our customers in data storage manufacturing include Komag and Seagate Technology.

International sales represented approximately 53%, 59% and 62% of our sales in fiscal 2002, 2003 and 2004, respectively. We provide our customers with a worldwide network of sales and support personnel, who enable us to offer local service to our global customer base and facilitate the timely and cost-effective delivery of our products.

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

As integrated circuit performance has increased and the size and cost have decreased, the use of semiconductors in these applications has generally grown. Based on data from the Semiconductor Industry Association, or SIA, the worldwide semiconductor revenues grew by 18% to $166 billion in 2003 after declining from calendar year 2000 to calendar year 2002. Also according to SIA, the worldwide semiconductor revenues are expected to rise 29% to $214 billion in 2004 and are anticipated to grow at a compound annual growth rate of about 5% over the next three years to $247 billion in 2007.

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

Semiconductor Manufacturing Process

Semiconductor manufacturing is highly complex and consists of two principal segments: front-end and back-end processes. The front-end process begins with the delivery of raw wafers from wafer manufacturers to semiconductor manufacturers. After the wafers are shipped to semiconductor manufacturers, they are processed into finished wafers. During the front-end process, raw wafers undergo a series of highly complex and sensitive manufacturing steps, during which a variety of materials, including chemicals and gases, are introduced. Once the front-end manufacturing process is completed, finished wafers are transferred to back-end manufacturers or assemblers. The back-end semiconductor manufacturing process consists of test, assembly and packaging of finished wafers into integrated circuits. Materials integrity management products, such as wafer shippers, wafer and reticle carriers, fluid handling components and integrated circuit trays, facilitate the storage, transport, processing and protection of wafers through these front-end and back-end manufacturing steps. Semiconductor manufacturing has become increasingly complex in recent years as new technologies have been introduced to enhance device performance and as larger wafer sizes have been introduced to increase production efficiencies. Increased processing complexity adds significantly to the cost of constructing, equipping a wafer manufacturing facility, or fab, and safely protecting critical materials within the fab, which can now exceed $3 billion.

Materials Integrity Management Focus

In an effort to realize continued productivity gains, semiconductor manufacturers have become increasingly focused on materials integrity management solutions that enable them to safely store, handle, process and transport critical materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. Wafer processing can involve hundreds of steps and take several weeks. As a result, a batch of

25 fully processed wafers, the maximum number of wafers that can be transported in one of our products, can be worth several million dollars. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be handled carefully and precisely to minimize damage.

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

The need for efficient and reliable materials integrity management is particularly important as new materials are introduced and as 300mm semiconductor wafer manufacturing becomes a more prevalent manufacturing technology. Processing 300mm wafers, currently the largest wafer size in a manufacturing environment, is more costly and more complex because of the larger size of these wafers. In addition, new materials and circuit shrinkage create new contamination and material compatibility risks, rendering 300mm wafers more vulnerable to damage or contamination. These trends will present new and increasingly difficult shipping, transport, process and storage challenges.

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

Products and Capabilities

We are a leading provider of materials integrity management solutions that assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafers to completed integrated circuits. Among other things, our comprehensive portfolio of products enable:

•	secure transport of materials, including chemicals and raw silicon wafers, from suppliers to the fab;

•	storage, handling and transport of wafers and reticles throughout fab processing;

•	storage, mixing, distribution, measuring and controlling of chemicals throughout fab processing;

•	delivery of finished wafers to test, assembly and packaging facilities;

•	safe handling of integrated circuit packages and bare die at the test, assembly and packaging facilities; and

•	optimization of product performance and productivity improvement as a result of customized service offerings for product cleaning, inspection, certification and recycling and logistics management.

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

Industry and Applications Knowledge

Throughout our 38-year history, we have worked closely with semiconductor and data storage manufacturers and materials suppliers to accumulate considerable insight into the increasingly complex manufacturing requirements of the semiconductor and data storage markets. This insight allows us to more effectively target our research and development toward products that satisfy our customers’ manufacturing requirements. Our industry knowledge encompasses contamination control, electrostatic discharge protection, automation interface, and cleanroom manufacturing.

This industry knowledge has enabled us to serve as a leader in developing industry standards. Our ability to characterize and test products allows us to understand the interaction of our products with wafers and other critical components in our customers’ manufacturing process in order to ensure superior performance while reducing the risk of damage.

Worldwide Infrastructure

Our worldwide infrastructure positions us in every major region of the world where semiconductor or data storage production takes place. Our manufacturing operations and support offices in the United States, Europe and Asia, including Japan, enable us to offer local service, the timely and cost-effective delivery of our products and the capacity to meet standard and unique customer requirements. We offer customer service 24 hours a day, 7 days a week.

Strategy

Our objective is to build upon our leadership in materials integrity management solutions for semiconductor device, equipment and material suppliers and disk suppliers, as well as apply our expertise to the growing materials integrity management needs in the life sciences, fuel cell and other markets. The key elements of our strategy to achieve this objective are:

Broaden Product and Service Offerings

Although we offer a comprehensive line of more than 10,000 products, we believe that there is significant potential for sales of new products and solutions in the semiconductor and data storage markets and within the broader microelectronics industry including, among others, new products and solutions for the 300mm wafer market; upgrading 200mm wafer fabrication facilities with new and improved products, new products and solutions to store, mix, handle, transport, measure and control ultra-pure and corrosive chemicals used in the semiconductor manufacturing process; and new products and solutions in the area of testing, storing and shipping finished integrated circuits.

We are committed to developing new products through both internal research and development and strategic acquisitions. In addition, we continue to broaden our materials integrity management services across our served markets. For example, our Silicon Delivery Systems and Services (SDS2) and Disk Delivery Systems and Services (DDS2) programs offer outsourced programs for wafer, device and disk transportation and protection. These programs were the foundation for expanding our materials integrity management services to include WaferCare®, DeviceCareSM and DiskCare® Services, which provide product cleaning, certified re-use services for shipping products, on-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

Leverage Capabilities to Expand into New Markets

We believe that our materials integrity management expertise can be applied outside the semiconductor and data storage markets to a variety of other markets that use sophisticated manufacturing processes and have critical materials integrity management needs. For example, the life science market provides opportunities for our polymer-based fluid handling products and application knowledge. Our product offering for this market includes a broad array of sanitary tubing, valves, fittings, adapters and containers to provide biopharmaceutical manufacturers a complete, non-metallic fluid process system. In particular, we are seeking to apply our expertise to drug manufacturing and other processes that are metal sensitive. Through our recent acquisition of Electrol Specialties Company in fiscal 2003, we complement our polymer-based products with custom fabricated stainless steel equipment and controls.

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

Increase Operational Efficiencies

Continuous cost reduction and a disciplined capital expenditure program are key components of our long-term financial strategy. During the past several years, we have taken significant steps to reduce our cost structure and improve the efficiency of our global manufacturing processes. We have created manufacturing “centers of excellence” around the world and consolidated our manufacturing operations. Through our adoption of the Kaizen and lean sigma methodology, we have further reduced our cost structure by identifying and eliminating non-value added steps from our manufacturing process. This approach has enabled us to achieve a reduction in production leadtime and an increase in production throughput. Operational efficiencies will continue to be a focus as we integrate acquisitions and seek to continuously improve our manufacturing processes.

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

Pursue Selective Acquisitions

Although we currently have no agreements or commitments to acquire any material business, we intend to pursue selective acquisitions to complement our growth. Our goal is to acquire businesses or product lines that will expand our total addressable markets, strengthen our position in our targeted markets, enhance our technology base, increase our manufacturing capability or our product offerings and expand our geographic presence. We believe expanding our business in key market segments could strengthen our presence with existing customers and provide access to new customers who seek a global service provider for their materials integrity management needs.

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

In May 2004, the Company completed the acquisition of a precision parts cleaning business located in Montpellier, France. The transaction was made to expand the geographic reach of Entegris’ materials integrity management services, with the facility at Montpellier becoming the Entegris European Service Center (EESC). From this facility, Entegris will service European customers with precision clean certified parts as an element of their Off-site Service program. With the acquisition, Entegris also added a staff experienced in precision parts cleaning which will help to ensure the success of the global services program.

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

A summary of our materials integrity management product offerings follows:

Semiconductor Market: Front-End

Wafer Manufacturing Products. We believe we are a leading provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers. We lead the market with our extensive, high volume line of UltraPak® and CrystalPak® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150, 200 and 300mm wafers. We also offer a full-pitch FOSB for the transportation and automated interface of 300mm wafers. We offer a complete shipping system, including both wafer shipping containers as well as secondary packaging that provide another level of protection for wafers.

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

Cleaning Systems and Services. We believe we are the only global provider currently offering outsourcing programs for wafer and device transportation and protection for both wafer manufacturing and wafer handling products. Our WaferCare®, and DeviceCareSM services include product cleaning, certified re-use services for shipping products, on-site and off-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

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

Semiconductor Wafer Manufacturing		Microelectronics and Semiconductor Materials
Komatsu	Sumco	Cabot Microelectronics	General Chemical

MEMC	Wacker Siltronic	EKC Technology	Pall

Shin-Etsu Handotai (SHE)			Mallinckrodt Baker

Semiconductor Device Manufacturing and Assembly
Agere	IBM	Philips	Texas Instruments

AMD	Infineon	Samsung	Trecenty

Amkor	Micron Technology	SMIC	TSMC

Fujitsu	Motorola	STMicroelectronics	UMC

Hitachi			U.S. West Coast-based IC manufacturer

Semiconductor Equipment Manufacturing		Data Storage Manufacturing
Applied Materials	Mykrolis	Fuji Electric	MMC Technology

Dainippon Screen	SCP Global Technologies	Hoya	Seagate Technology

Kinetics		Komag	Showa Denko

Life Sciences
Alcon Labs	Guidant

Boston Scientific	Hamco Filtertechnic

Sales and Marketing

We market and sell our products on a worldwide basis through a network of direct sales personnel, commissioned sales representatives and stocking distributors. Our sales and marketing initiatives in Japan are coordinated through the sales office of our wholly-owned subsidiary, Entegris Japan K.K. We support our worldwide sales activities by stocking select products in regional warehouses, which facilitates rapid response to customers’ needs. For example, Entegris Europe GmbH serves as one of several stocking locations for distribution throughout Europe. The worldwide offices of Metron also carry Fluid Handling product inventories to meet regional demand. Direct customer support comes from our regional service and customer support offices located in the United States, Europe and Asia, including Japan. We work with each of our regional service and customer support offices to provide regional marketing support, including public relations, collateral development and publication, corporate positioning, advertising, trade show participation and communications. Our marketing groups based in the United States support our global marketing strategy, e-business and other initiatives.

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

Engineering, Research and Development

We devote a significant portion of our financial and human resources to research and development programs. As of August 28, 2004, we employed about 135 people in our worldwide engineering, research and development department. Of these, about 24 work in our materials and product testing research laboratories, where we conduct general materials research to enhance current products and strengthen our advanced materials knowledge. The other engineering, research and development personnel perform product design and development in response to general market needs as well as specific industry and customer requests. Increasingly, customers ask us to conduct research and development to find materials, products and systems that meet their specific materials handling needs.

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

As of October 31, 2004 our patent portfolio consisted of 178 current U.S. patents and 298 patents outside the United States. We regularly seek patent protection outside the United States by filing counterpart applications, principally in Germany, France, United Kingdom, Italy, Taiwan, China, Malaysia, Korea, Singapore and Japan. We also pursue trademark registration of our key trademarks in the principal countries where we do business.

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

Our wafer and reticle handling product lines face competition largely on a product-by-product basis. We have historically faced competition from companies such as Miraial (formerly Kakizaki), Dainichi and Shin-Etsu Polymer. These companies compete with us primarily in 200mm and 300mm applications. Our chemical delivery products also face worldwide competition from companies such as Saint-Gobain, Parker and Gemu. In assembly, packaging and testing of semiconductor and data storage applications, we compete with companies such as Advantek, ITW/Camtex, Peak International and 3M. In the disk shipping and bare and packaged die tray markets, we face competition from regional suppliers.

Facilities

We conduct manufacturing operations in facilities strategically positioned throughout the world. Our manufacturing facilities adequately meet our production capacity and work flow requirements. The table in Item 2 presents certain information relating to these manufacturing facilities.

Employees

As of August 28, 2004, we had 2,248 employees, including 469 temporary employees, throughout the world. Of these, 1,736 in manufacturing, 135 in engineering, research and development, including custom product development, and 374 in selling, marketing and general and administrative activities, including customer service, finance and accounting, information technology, human resources and corporate management. Of our full-time employees, 1,564 are located in the United States, 219 are located in Europe and 465 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationship with our employees to be good.

Legal Proceedings

See Item 3.

Financial Information about Segments and Geographic Areas

See Note 19 to the Consolidated Financial Statements contained under Items 8 and Item 15(a)(1).

RISK FACTORS

Our business faces significant risks. These risks are described below. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

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

International sales accounted for 53% of our revenues in fiscal 2002, 59% in fiscal 2003 and 62% in fiscal 2004. We anticipate that sales outside the United States will be an increasing percentage of our revenues as we pursue our international growth strategy and our markets are expected to grow faster outside the United States. A significant portion of our revenues will therefore be subject to risks associated with sales in markets outside the United States, including unexpected changes in legal and regulatory requirements and policy; changes affecting the markets for semiconductor technology; difficulties in managing sales representatives or distributors; difficulties in staffing and managing foreign operations; and difficulties in protecting our intellectual property outside the United States.

The value of the U.S. dollar in relation to other currencies may also harm our sales to customers outside the United States. In fiscal 2004, approximately 17% of our sales revenue was not denominated in U.S. dollars, which exposes us to currency fluctuations, primarily in the Japanese Yen. We intend to expand internationally, and to the extent that we do so or change our pricing practices to denominate prices in other currencies, we will be exposed to increased risks of currency fluctuations as well as the increased risks of doing business internationally.

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

An increased concentration of wafer manufacturing in Japan could result in lower sales of our wafer shipper products.

A significant portion of the world’s 300mm wafer manufacturing currently takes place in Japan. Our market share in Japan is currently lower than in other regions we serve. During fiscal 2004, we expanded our manufacturing capabilities in Japan in order to improve our market share. If we are not able to successfully operate our manufacturing capability and increase market share in Japan, we might not be able to maintain our global market share in wafer shipper products, especially if 300mm wafer manufacturing in Japan increases.

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

Prices for polymers can vary widely. However, we have a long-term arrangements with certain key suppliers of polymers that fixes our price for purchases up to specified quantities. If our polymer requirements exceed the quantities specified, we could be exposed to higher material costs. In addition, under certain circumstances, such as when oil prices increase above specified levels, some suppliers may add surcharges to the prices of the polymers we purchase. If the cost of polymers increases and we are unable to correspondingly increase the sales price of our products, our profit margins will decline.

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

Competition in the semiconductor and data storage materials integrity management fields could intensify, which may limit our ability to maintain and increase our market share and raise prices.

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

The growing trend toward the use of 300mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made substantial investments to complete a full line of 300mm wafer manufacturing and handling product lines, but there is no guarantee that our customers will adopt our 300mm wafer manufacturing and handling product lines as they convert existing 200mm wafer fabrication facilities to 300mm wafer fabrication, or build new 300mm wafer fabrication facilities. In addition, if the trend toward 300mm wafer manufacturing does not evolve as we anticipate, sales of our products for these applications would be minimal and we might not recover our development costs.

Some of our management information and financial reporting systems are not fully integrated and need to be upgraded, which will require additional investments. If these new systems are not successfully implemented, our business may be harmed.

The management information and financial reporting systems that we use in our day-to-day operations, particularly in our recently acquired businesses, are not fully integrated on a worldwide basis. We will need to continue to invest in these systems in order to maintain our current level of business and accommodate any future growth. Our failure to successfully upgrade and integrate our management information and financial reporting systems may disrupt our business, create inefficiencies due to the lack of centralized data, result in unnecessarily high levels of inventories, and increase expenses associated with additional employees to compensate for the lack of fully integrated systems.

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

We may be exposed to various risks related to legal proceedings or claims, which could result in significant legal expenses and settlements.

From time to time we may be involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially adversely affected.

Specifically, on September 9, 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from the Company. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

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

Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, accounting for goodwill and other intangible assets, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the interpretation of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of consolidated financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the consolidated financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Ownership Risks

Because of the volatility of our stock price, the ability to trade Entegris common shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

Our stock price has been volatile in the past and may continue to be so in the future. In the 2003 fiscal year, for example, our stock price ranged from $4.26 to $15.59 per share, and in the 2004 fiscal year, our stock price ranged from $7.72 to $15.66 per share.

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

Future sales of our common shares may reduce the market price of our common shares.

If our shareholders sell substantial amounts of our common shares, including shares issued upon the exercise of outstanding options, the market price of our common shares may fall. These sales also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Current management, the Entegris, Inc. Employee Ownership Plan (“ the ESOP”) and WCB Holding LLC beneficially own approximately 33.7% of our shares, and their beneficial ownership may limit your ability to influence the outcome of matters requiring shareholder approval.

Based on common stock beneficial ownership information available as of October 31, 2004, WCB Holding LLC owns 18.9%, the ESOP owns 9.3% (8.4% excluding ESOP shares allocated to all directors and executive officers), and all directors and executive officers as a group owns 6.4% of our shares. Accordingly, WCB Holding LLC, the ESOP and management, if acting together, could significantly influence the outcome of any shareholder vote, including any vote on the election or removal of directors and on any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could discourage, delay or prevent a person or entity from acquiring control of us even if a change in control might be considered beneficial by some shareholders.

Anti-takeover provisions limit the ability of a person or entity to acquire control of us, which may lower the price of our securities and discourage potential acquisition proposals or tender offers which may otherwise be advantageous to our shareholders.

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

We do not intend to pay dividends in the foreseeable future, and therefore investors must rely solely on the market value of our shares to realize a return on their investment.

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

Manufacturing/ Operation Locations	Square Footage	Type of Ownership	Manufacturing Use
United States
Minnesota	370,000	3 facilities owned, 2 facilities leased	Injection Molding, Extrusion, Blow Molding, Rotational Molding, Compression Molding, Thermo Forming, Tool Making, Micro-molding, Sheet Lining, Assembly, Operations
Colorado	82,000	1 facility owned	Injection Molding, Tool Making
California	60,000	1 facility owned, 1 facility leased	Product Cleaning Services, Equipment Assembly
Illinois	50,000	1 facility leased	Stainless Sheet Metal Fabrication, Assembly
France	53,000	1 facility owned	Cleaning Services
Malaysia	105,000	1 facility owned	Injection Molding
Singapore	24,000	1 facility leased	Cleaning Services
Germany	44,000	1 facility owned,	Injection Molding, Extrusion
Japan	49,000	2 facilities owned	Injection Molding, Extrusion, Tool Making, Micro-molding, Assembly

ITEM 3. LEGAL PROCEEDINGS

On September 9, 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from the Company. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common shares, $0.01 par value, are traded on the NASDAQ National Market System (NMS) under the symbol “ENTG”. The following table sets forth the highest and lowest sale prices at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated:

	Fiscal 2003		Fiscal 2004
	High	Low	High	Low
First quarter	$11.03	$4.26	$15.66	$11.15
Second quarter	$12.90	$8.51	$14.95	$11.30
Third quarter	$12.61	$8.79	$13.59	$9.97
Fourth quarter	$15.59	$12.38	$12.42	$7.72

There were approximately 284 shareholder accounts of record on October 31, 2004, and the number of beneficial shareholders was estimated to be 6,500.

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business, and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The table that follows presents selected financial data for each of the last nine fiscal years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K Report.

	Fiscal year ended
(In thousands, except per share amounts)	2004	2003	2002	2001	2000	1999	1998	1997	1996
Operating Results
Net sales	$346,764	$251,104	$222,997	$343,624	$344,569	$243,053	$266,591	$277,290	$271,037
Gross profit	150,827	98,723	88,706	162,670	160,442	92,230	109,734	119,238	122,304
Selling, general and administrative expenses	96,176	80,307	73,569	78,510	73,293	62,340	65,111	62,384	62,390
Engineering, research and development expenses	20,128	17,803	17,408	16,517	15,041	14,565	19,912	17,986	12,447
Operating profit (loss)	34,523	(985)	(3,834)	54,499	72,108	15,325	24,711	38,868	47,467
Income loss before income taxes and other items	35,917	(4,829)	(1,395)	60,110	74,631	11,677	17,989	30,015	44,281
Income tax expense (benefit)	11,134	(6,248)	(3,373)	21,339	26,754	4,524	4,565	11,976	16,226
Equity in net loss (income) of affiliates	13	144	—	(1,488)	(1,694)	1,587	118	(1,750)	(3,252)
Minority interest in subsidiaries’ net (loss) income	—	—	(798)	1,643	489	(399)	176	573	2,898
Net income	$24,770	$1,275	$2,776	$38,616	$47,933	$5,965	$13,130	$19,216	$28,409

Earnings Per Share Data
Earnings per share - diluted	$0.32	$0.02	$0.04	$0.53	$0.73	$0.10	$0.21	$0.31	$0.45
Weighted shares outstanding - diluted	76,689	75,472	74,170	72,995	65,403	62,220	61,492	61,786	63,500

Operating Ratios – % of net sales
Gross profit	43.5%	39.3%	39.8%	47.3%	46.6%	37.9%	41.2%	43.0%	45.1%
Selling, general and administrative expenses	27.7	32.0	33.0	22.8	21.3	25.6	24.4	22.5	23.0
Engineering, research and development expenses	5.8	7.1	7.8	4.8	4.4	6.0	7.5	6.5	4.6
Operating profit (loss)	10.0	(0.4)	(1.7)	15.9	20.9	6.3	9.3	14.0	17.5
Income (loss) before income taxes and other items	10.4	(1.9)	(0.6)	17.5	21.7	4.8	6.7	10.8	16.3
Effective tax rate	31.0	129.4	241.8	35.5	35.8	38.7	25.4	39.9	36.6
Net income	7.1	0.5	1.3	11.2	13.9	2.5	4.9	6.9	10.5

Cash Flow Statement Data
Depreciation and amortization	$25,492	$27,180	$28,164	$24,260	$27,246	$28,810	$26,591	$23,395	$18,122
Capital expenditures	21,179	13,445	19,568	24,231	21,376	10,079	33,512	44,928	52,531
Net cash provided by operating activities	48,135	32,136	32,861	79,958	64,129	43,409	45,909	28,491	27,590
Net cash used in investing activities	55,474	37,541	38,333	110,134	15,789	9,256	34,000	46,321	50,721
Net cash provided by (used in) financing activities	1,898	10,987	5,619	2,019	38,295	(27,067)	(14,948)	17,851	23,314

Balance Sheet and Other Data
Current assets	$264,615	$211,128	$216,735	$220,037	$221,414	$110,279	$101,155	$122,761	$101,271
Current liabilities	64,919	54,289	39,621	61,253	62,544	58,372	56,567	69,006	56,352
Working capital	199,696	156,839	177,114	158,784	158,870	51,907	44,588	53,755	44,919
Current ratio	4.08	3.89	5.47	3.59	3.54	1.89	1.79	1.78	1.80
Long-term debt	18,898	10,070	12,691	13,101	10,822	53,830	73,242	75,971	61,916
Shareholders’ equity	372,185	337,665	322,114	312,307	266,844	127,730	121,210	112,146	83,185
Total assets	467,046	414,739	390,260	405,815	353,368	246,978	257,475	213,643	265,343
Long-term debt to equity ratio - %	5.1	3.0	3.9	4.2	4.1	42.1	60.4	67.7	74.4
Return on average shareholders’ equity - %	7.0	0.4	0.7	13.3	24.3	4.8	11.3	19.7	38.0
Shares outstanding at year end	73,380	72,512	71,161	69,730	68,317	60,000	60,553	60,774	58,539

*	The above table includes certain items as described below. In addition, per share and shareholders’ equity figures have been adjusted to reflect the reclassification of redeemable common stock no longer redeemable upon completion of the Company’s initial public offering in July 2000. Net sales and related operating ratios for 1998, 1997 and 1996 do not reflect the application of EITF 00-10, as the data is not readily available. Operating results include the following charges or gains: fiscal 2004 a gain of $1.1 million ($0.7 million after taxes) associated with the sale of an investment in an affiliate’s common stock; fiscal 2003 a charge of $1.5 million ($1.0 million after taxes) related to the closure of a facility and the impairment loss of $4.5 million ($3.3 million after taxes) of an equity investment; fiscal 2002 a charge of $4.0 million ($2.5 million after taxes) related to the closure of two facilities, the reversal of previous nonrecurring charges of $2.4 million ($1.5 million after taxes) and a one-time tax benefit of $1.4 million; fiscal 2001 charges of $8.2 million ($5.1 million after taxes) related to the early termination of a distribution agreement and $4.9 million ($1.5 million after taxes) in connection with the closure of two facilities; fiscal 2000 a gain of $5.5 million ($3.5 million after taxes) associated with the sale of an investment in an affiliate’s common stock and an extraordinary loss on the extinguishment of debt of $1.1 million; fiscal 1999 a charge of $4.9 million ($3.1 million after taxes associated with merger-related expenses.)

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

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The last three fiscal years ended on the following dates: August 28, 2004, August 30, 2003 and August 31, 2002. Fiscal years 2004 and 2003 included 52 weeks, while fiscal 2002 comprised 53 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 28, 2004 is alternatively referred to as “fiscal 2004” or “2004.”

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

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•	The level of sales. Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affects certain costs such as incentive compensation, commissions and donations, all of which are highly variable in nature.

•	The variable margin on sales, which is determined by selling prices and the cost of manufacturing and raw materials, has a large effect on profit. This factor is affected by a number of factors, which include the Company’s sale mix, purchase prices of raw material, especially resin, purchased components, competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others.

•	The Company’s fixed cost structure is significant. Accordingly, increases or decreases in these costs have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, and depreciation and amortization. Thus changes in amounts or usage of these cost components can have a large effect on the Company’s results of operations.

Overall Summary of Fiscal 2004 Financial Results Net sales in fiscal 2004 increased by 38% over the prior year. This sales improvement was principally driven by the stronger order and sales activity for the Company’s semiconductor market product lines. The Company’s higher sales were associated with the continuation of improving industry and global economic conditions throughout fiscal 2004. Primarily due to the leverage associated with the higher sales, the Company reported higher gross profits and operating income for the year. Partly offsetting the improvement in gross margin were increased selling, general and administrative expenses and engineering, research and development expenses as described below, although both categories rose at rates lower than the aforementioned sales increases. As a result, the Company reported greater net income for the year when compared to a year ago.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.8 million at both August 28, 2004 and August 30, 2003.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. At August 28, 2004 and August 30, 2003, the Company’s reserve for sales returns and allowances was $1.2 million and $1.0 million, respectively.

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At August 28, 2004 and August 30, 2003, the Company’s accrual for estimated future warranty costs was $2.0 million and $2.1 million, respectively. Both figures include $1.2 million in warranty liabilities recorded in connection with a fiscal 2003 acquisition.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or are reserved for fully. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $4.2 million at August 28, 2004 compared to $4.6 million at August 30, 2003.

The Company’s inventories comprise materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the revision is made.

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

The Company intends to continue to reinvest its undistributed international earnings in its international operations; therefore, no U.S. tax expense has been recorded to cover the repatriation of such undistributed earnings.

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its net deferred tax assets at either August 28, 2004 or August 30, 2003.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of net sales, for fiscal year 2004, 2003 and 2002. The Company’s historical financial data were derived from its audited consolidated financial statements and related notes included elsewhere in this annual report.

	2004	2003	2002
Net sales	100.0	100.0	100.0
Cost of sales	56.5	60.7	60.2

Gross profit	43.5	39.3	39.8
Selling, general and administrative expenses	27.7	32.0	33.0
Engineering, research and development expenses	5.8	7.1	7.8
Other charges	—	0.6	0.7

Operating profit (loss)	10.0	(0.4)	(1.7)
Interest income, net	(0.1)	(0.2)	(0.7)
Other (income) expense, net	(0.3)	1.8	(0.4)

Income (loss) before income taxes and other items below	10.4	(1.9)	(0.6)
Income tax expense (benefit)	3.2	(2.5)	(1.5)
Equity in net loss of affiliates	—	0.1	—
Minority interest	—	—	(0.4)

Net income	7.1	0.5	1.3

Fiscal 2004 Compared to Fiscal 2003

Net sales Net sales increased 38% to $346.8 million in fiscal 2004 from $251.1 million in fiscal 2003. The increase reflected continued improvement in the semiconductor industry and general economic conditions. The sales improvement was principally driven by the improved sales of the Company’s semiconductor market product lines. In addition, sales associated with the Company’s efforts to expand its materials integrity management expertise into new applications and expanded markets resulted in improved sales.

The Company estimates that approximately one-fifth of the sales increase for 2004 was associated with the sales generated by businesses or product lines acquired in the second quarter of fiscal 2003 for which no sales were recorded in the year-ago period prior to the dates of the acquisitions. Net sales for fiscal 2004 also included favorable foreign currency effects, primarily related to the strengthening of the Japanese yen, in the amounts of approximately $5.0 million.

The following table summarizes total net sales by markets served for 2004 and 2003, along with the year-to-year percentage change:

(In thousands)	2004	2003	Percent change
Net sales:
Semiconductor	$274,755	$191,405	44
Data storage	32,761	31,221	5
Services	23,276	20,354	14
Other	15,972	8,124	97

	$346,764	$251,104	38

The semiconductor market generated about 79% of the Company’s overall sales for 2004, compared to about 76% in the prior year. Sales of semiconductor products rose by 44% from 2003 to 2004. Unit-driven product lines such as wafer shippers, and test, assembly and packaging products saw sales improvements in the 20% range. Sales of capital-spending driven products, such as wafer and reticle carrier products and fluid handling products, experienced sales gains generally exceeding 50% year-over-year.

The Company’s data storage products accounted for about 9% of consolidated net sales in 2004, compared to 12% a year ago. Year-over-year sales increased by 5% as customers experienced a well-publicized overbuild of hard disk drives in the later part of fiscal 2004. The overall market growth outlook for data storage remains positive, particularly as consumer products are increasingly starting to use disk drives to store data.

Services market sales rose 14% from fiscal 2003 and accounted for 7% of Entegris’ overall sales, compared to about 8% a year ago. This increase mainly reflects growth in both the Company’s sales of its on- and off-site cleaning services. Sales of equipment used to clean wafer, disk carrier and shipping products were essentially flat with those of a year earlier.

About 4% of overall sales for the year were generated in the life science market. Sales increased by 89% from fiscal 2003, about three-quarters of which was due to higher sales recorded by Electrol Specialties, a market leader in clean-in-place technology, which was acquired by the Company in January 2003.

On a geographic basis, Entegris’ fiscal 2004 sales in North America were 38% of total sales, in Asia Pacific 30%, in Europe 16% and in Japan 16%. Primarily on the strength of improved semiconductor sales, year-over-year sales comparisons saw sales gains in excess of 25% in all regions, with sales to Asia Pacific up over 60%.

Based on current order rates, industry analyst expectations and other information, the Company expects that sales for the first quarter of fiscal 2005 will be 10% to 15% lower than sales levels experienced in the fourth quarter of fiscal 2004. However, industry volatility and uncertain market conditions make it difficult to forecast for future quarters.

Gross profit Gross profit in fiscal 2004 increased 53% to $150.8 million, compared to $98.7 million in fiscal 2003. As a percentage of net sales, the fiscal 2004 gross margin was 43.5%, compared to 39.3% in 2003. Gross profit dollar gains were reported by both domestic and international operations. The improvements in fiscal 2004 gross margin percentage figures were primarily the result of the increased leverage associated with the improved sales levels noted above, which resulted in higher production levels.

Several factors combined to partially offset the benefit of the higher utilization of the Company’s production capacity in fiscal 2004. As was the case in the prior year, gross margin levels were adversely affected by the stronger sales of the Company’s life sciences market products, where gross margins are below those of the semiconductor and data storage markets. In addition, for much of the year, the Company expanded its manufacturing staffing levels to address the rapidly increasing sales demand. As a consequence of adding and training a large number of personnel, primarily temporary employees, operational efficiencies were not fully optimized. As a result, the Company believes it incurred expenses at a somewhat higher level than normal, offsetting the Company’s improved factory utilization.

The fiscal 2004 gross margin comparison to the prior year also benefited from the absence of certain items included in fiscal 2003 results. During the fourth quarter of fiscal 2003, the Company began the process, which it essentially completed early in fiscal 2004, of moving a portion of its manufacturing to a build-to-order model, which enabled the reduction of finished goods inventory. These actions led to significant under-absorption of fixed manufacturing costs during that period, accounting for approximately $2.2 million in reduced gross profit. Fiscal 2003 also included transition costs of approximately $1.0 million related to the integration of the wafer and reticle carrier product line acquisition. The Company also incurred costs in connection with the consolidation of several facilities in fiscal 2003.

As discussed above, the Company does not provide guidance about fiscal 2005 sales levels. However, in general, gross profit and gross margin variances mainly track the utilization of the Company’s production capacity associated with varying sales levels. In addition, the Company’s gross margin will be dependent on its ability to improve manufacturing efficiencies.

Selling, general and administrative expenses (SG&A) SG&A expenses increased $15.9 million, or 20%, to $96.2 million in fiscal 2004, up from $80.3 million in fiscal 2003. SG&A costs, as a percent of net sales, decreased to 27.7% from 32.0%. This decline mainly reflects the leverage associated with the Company’s increase in net sales.

The year-over-year increase was due primarily to increased incentive compensation, profit-sharing and donation accruals reflecting the Company’s improved sales and profitability ($7.4 million), higher professional and consulting fees ($3.8 million), increased amortization expense ($0.9 million) and compensation expense associated with the issuance of shares of restricted stock ($1.2 million). Related to the last item, the Company changed a component of its long-term equity-based incentive programs by issuing fewer stock options and began issuing restricted stock grants. Under current accounting rules, the Company is required to expense the intrinsic value of restricted stock grants over their four-year graded vesting periods.

Other charges The Company incurred no “Other charges” in fiscal 2004. During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for estimated losses for asset impairment and $0.5 million for future lease commitments on the Upland facility. As of August 28, 2004, future cash outlays of $0.1 million remained outstanding in connection with the aforementioned charge and are related to lease commitments, which run through July 2005. The Company recorded a pre-tax benefit of $0.2 million in the fourth quarter of 2003 associated with the favorable settlement of a portion of the future lease commitments included in the aforementioned charge.

Engineering, research and development expenses (ER&D) ER&D expenses increased 13% to $20.1 million in 2004 as compared to $17.8 million in 2003. Despite the increase in ER&D expenses, such costs as a percent of net sales, decreased to 5.8% from 7.1%, mainly reflecting the Company’s higher net sales. About $0.7 million of the year-over-year increase in ER&D expenses was due to the incremental costs of ER&D activities associated with the Company’s January 2003 acquisition of the assets of Electrol Specialties Company and its February 2003 acquisition of Asyst Technologies, Inc.’s wafer and reticle carrier product lines. In addition, $1.1 million and $0.3 million of the increase reflected the Company’s investment in the development of its fuel cell, and tape and reel technologies, respectively. The Company ER&D efforts continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net The Company reported net interest income of $0.3 million in 2004 compared to $0.6 million in 2003. The decline reflects the lower rates of interest available on the Company’s investments in short-term debt securities compared to the year-ago period.

Operating income (loss) Operating income, stated as a percent of net sales, was 10.0% for fiscal 2004, compared to an operating loss, stated as a percent of net sales, of 0.4% in fiscal 2003. The improvement in 2004 was mainly due to the leverage associated with increased sales levels, the effect of which was slightly offset by higher SG&A and ER&D expenses as described above.

Other (income) expense, net Other income was $1.1 million in fiscal 2004 compared to other expense of $4.4 million in fiscal 2003. Other income in fiscal 2004 included gains of $1.1 million associated with the sale of an aggregate 512,800 shares of Metron Technology N.V. (Metron) common stock made periodically over the course of fiscal 2004.

Other expense in 2003 included an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company’s equity investment in Metron common stock. The Company, a founding shareholder of Metron, owned about 1.6 million shares of Metron common stock throughout 2003. Prior to the impairment charge, the Company’s investment in Metron Technology N.V. common stock had a cost basis of $7.6 million. At November 30, 2003, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at that date. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recorded and the investment in Metron common stock written down to a new cost basis of $3.1 million.

Income tax expense (benefit)The Company recorded income tax expense of $11.1 million for fiscal 2004 compared to an income tax benefit of $6.2 million in fiscal 2003. The main factor contributing to this variance is the Company’s improvement in earnings from operations. The effective tax rate for fiscal 2004 was 31.0% compared to (129.4)% in fiscal 2003. The Company’s effective tax rate in fiscal 2004 is lower than the statutory federal rate of 35% in the United States due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with research and development activities.

The income tax benefit for fiscal 2003 includes one-time benefits of $0.9 million from the redetermination of prior years’ taxes, $1.4 million from the reversal of a valuation allowance on the net operating loss carryforwards of certain non-U.S. subsidiaries, and $1.2 million related to the impairment loss recorded on the Company’s investment in Metron stock, as well as benefits associated with the factors noted above related to fiscal 2004.

Based on the current analysis of its tax situation, the Company anticipates its effective tax rate for fiscal 2005 to be approximately 32%. However, tax calculations are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s tax rate.

In addition, the American Jobs Creation Act of 2004 (“the Act”) was passed in October 2004 and included numerous law changes that will affect the Company’s tax computations. The provisions of the Act include a new deduction for U.S. manufacturers, the repeal of the extraterritorial income exclusion and a provision regarding the repatriation of foreign earnings. The Company is studying the new law to determine what impact, if any, the Act will have on its effective tax rate.

Net income The Company recorded net income of $24.8 million, or $0.32 per diluted share, in fiscal 2004, compared to net income of $1.3 million, or $0.02 per diluted share, in the year-ago period.

Fiscal 2003 Compared to Fiscal 2002

Net sales Net sales increased 13% to $251.1 million in fiscal 2003 from $223.0 million in fiscal 2002. The increase reflected some improvement in the difficult business conditions that affected the semiconductor industry since the latter half of fiscal 2001. In addition, sales from acquired businesses and improved sales associated with the Company’s efforts to expand its materials integrity management expertise into new applications and new markets resulted in improved sales.

The following table summarizes total net sales by markets served for 2003 and 2002, along with the year-to-year percentage change:

(In thousands)	2003	2002	Percent change
Net sales:
Semiconductor	$191,405	$178,272	7%
Data storage	31,221	25,191	24
Services	20,354	17,534	16
Other	8,124	2,000	306

	$251,104	$222,997	13%

The semiconductor market generated about 76% of the Company’s overall sales for 2003, compared to about 80% in the prior year. Sales of semiconductor products rose by 7% from 2002 to 2003. Sales for the Company’s microenvironment products doubled over the prior year, which included sales from the wafer and reticle carrier product line acquired in the second quarter. This factor accounted for most of the overall increase in semiconductor market sales. Sales of wafer handling process products fell slightly year-over-year, as did sales of chemical containers.

The Company’s data storage products accounted for about 12% of consolidated net sales in 2003, compared to 11% a year ago. Key customers in the industry implemented form-factor and process changes during the latter part of 2003, the major factor behind the 24% increase in sales.

Service business revenue, which accounted for about 8% of Entegris’ overall sales, rose 16% compared to fiscal 2002. This increase reflects growth in both the Company’s sales of equipment, used to clean wafer and disk carriers and shipping products, and sales of its on- and off-site cleaning services.

About 3% of overall sales for the year were generated in the life science market. Sales increased by 283% from fiscal 2002, about three-quarters of which was due to sales recorded by Electrol Specialties, a market leader in clean-in-place technology, which was acquired by the Company in January 2003.

On a geographic basis, Entegris’ total sales in North America were 41%, in Asia Pacific 26%, in Europe 17% and in Japan 16%. Year-to-year sales comparisons saw solid sales gains in Europe, Japan and Asia Pacific with essentially flat sales reported for North America.

Gross profit Gross profit in fiscal 2003 increased 11% to $98.7 million, compared to $88.7 million in fiscal 2002. Fiscal 2003 gross margin was 39.3%, compared to 39.8% in 2002.

With the 13% increase in sales from 2002 to 2003, the Company typically would have expected a higher gross margin for the year. However, several factors combined to offset the benefit of the higher utilization of the Company’s production capacity, many of them significantly affecting the Company in the fourth quarter. During the fourth quarter, the Company began the process of moving a portion of its manufacturing to a build-to-order model, which enabled the reduction of inventory. However, these actions led to significant under-absorption of fixed manufacturing costs during the quarter, accounting for approximately $2.2 million in reduced gross profit.

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

Selling, general and administrative expenses (SG&A) SG&A expenses increased by $6.7 million, or 9%, to $80.3 million in fiscal 2003 from $73.6 million in fiscal 2002. SG&A costs, as a percent of net sales, decreased to 32.0% from 33.0% with the impact of higher SG&A expenses more than offset by the effect of higher net sales. The year-to-year increase in SG&A expenses is due to a number of factors, including higher sales commissions, incentive compensation and amortization expense. In addition, fiscal 2003 included costs associated with the Company’s two fiscal 2003 acquisitions, and the transition to a direct sales model in Japan for certain products previously sold under a distribution relationship.

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

The Company recorded pre-tax benefits of $1.6 million and $0.8 million in the third and fourth quarters of 2002, respectively, associated with the reversal of previous accruals related to plant closures in 2002 and 2001. Approximately $1.0 million of the reversals was associated with the favorable settlement of future lease commitments on the Castle Rock facility, for which the Company had recorded accruals in 2001. Lower than expected impairment costs accounted for approximately $1.2 million of the reversals.

As of August 30, 2003, $0.7 million remained outstanding in connection with the aforementioned charges and are primarily related to severance payments of $0.5 million, which run through May 2004, and lease commitments of $0.2 million, which run through July 2005.

Engineering, research and development expenses (ER&D) ER&D expenses increased 2% to $17.8 million, or 7.1% of net sales, in 2003 as compared to $17.4 million, or 7.8% of net sales, in 2002. The Company’s ER&D activities continue to focus on the support of current product lines, and the development of new products and manufacturing technologies. The Company’s ER&D expenses for the last half of the year included $0.6 million related to the addition of employees hired in connection with the Company’s second-quarter acquisition of Asyst Technologies, Inc.’s wafer and reticle carrier product lines.

Interest income, net The Company reported net interest income of $0.6 million in 2003 compared to $1.5 million in 2002. The decline reflects the significantly lower rates of interest available on the Company’s investments in short-term debt securities compared to the year-ago period as well as slightly lower invested balances.

Other expense (income), net Other expense was $4.4 million in fiscal 2003 compared to other income of $1.0 million in fiscal 2002.

Other expense in 2003 included an impairment loss of $4.5 million, or $3.3 million after tax, related to the write-down of the Company’s equity investment in Metron Technology N.V. common stock. The Company, a founding shareholder of Metron, owned about 1.6 million shares of Metron common stock throughout 2003. Prior to the impairment charge, the Company’s investment in Metron Technology N.V. common stock had a cost basis of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at the end of the first quarter. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss of $4.5 million was recorded and the investment in Metron common stock written down to a new cost basis of $3.1 million.

Other income in 2002 consisted primarily of the foreign currency gains, with about $0.7 million associated with the realization of translation gains realized upon the liquidation of the Company’s Korean entity.

Income tax benefit The Company recorded an income tax benefit of $6.2 million for fiscal 2003 compared to an income tax benefit of $3.4 million in fiscal 2002. The income tax benefit for fiscal 2003 includes one-time benefits of $0.9 million from the redetermination of prior years’ taxes, $1.4 million from the reversal of a valuation allowance on the net operating loss carryforwards of certain non-U.S. subsidiaries, and $1.2 million related to the impairment loss recorded on the Company’s investment in Metron stock. The reversal of the valuation allowance was based on a partial realization of the net operating loss carryforwards during fiscal 2003 and the current belief that sufficient taxable earnings will be generated in the future to allow the remaining net operating losses to be utilized. The income tax benefit for fiscal 2002 included a one-time benefit of $1.4 million related to the repatriation of earnings from certain non-U.S. subsidiaries. The effective tax rate for fiscal 2003 was 129.4% compared to 241.8% in fiscal 2002. The difference between the fiscal 2003 effective tax rate of 129.4% and the U.S. statutory rate of 35% is primarily due to the one-time benefits described above, lower taxes on foreign operations, a tax benefit associated with export activities and a tax benefit associated with R&D activities.

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

Quarterly Results of Operations

The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended August 28, 2004. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments which management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

QUARTERLY STATEMENTS OF OPERATIONS DATA

	Fiscal 2003				Fiscal 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$54,249	$54,656	$70,665	$71,534	$68,676	$79,970	$98,624	$99,494
Gross profit	21,878	22,555	30,472	23,818	27,529	34,747	44,409	44,142
Selling, general and administrative expenses	18,922	19,833	20,264	21,288	21,044	23,345	25,525	26,262
Engineering, research and development expenses	4,073	4,233	4,683	4,814	4,603	4,821	5,343	5,361
Operating profit (loss)	(2,929)	(1,511)	5,525	(2,070)	1,882	6,581	13,541	12,519
Net income (loss)	(5,642)	647	3,957	2,313	1,637	5,023	9,175	8,935

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	40.3	41.3	43.1	33.3	40.1	43.5	45.0	44.4
Selling, general and administrative expenses	34.9	36.3	28.7	29.8	30.6	29.2	25.9	26.4
Engineering, research and development expenses	7.5	7.7	6.6	6.7	6.7	6.0	5.4	5.4
Operating profit (loss)	(5.4)	(2.8)	7.8	(2.9)	2.7	8.2	13.7	12.6
Net income (loss)	(10.4)	1.2	5.6	3.2	2.4	6.3	9.3	9.0

In fiscal 2004, the Company’s results included gains on the sale of equity investments, classified as other income, of $0.8 million and $0.3 million in the first and second quarters, respectively.

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

Operating activities Cash flow provided by operating activities totaled $48.1 million, $32.1 million and $32.9 million in fiscal 2004, 2003 and 2002, respectively. Cash flow provided by operating activities in 2004 mainly reflected the Company’s net earnings, combined with various noncash charges, including depreciation and amortization of $25.5 million. Such items were partly offset by the impact of working capital demands.

Accounts receivable increased by $20.8 million, reflecting the growth in sales in 2004. Days sales outstanding decreased from 68 days at the beginning of the year to 64 days at the end of the year. Inventories increased by $6.3 million over the fiscal 2003 year-end balance. The increase reflected the higher raw material, work-in-process and semi-finished inventories required by the Company’s increased sales and production activity.

Partly offsetting the working capital increases for receivables and inventory, accounts payable and accrued liabilities rose by $15.0 million from August 30, 2003 and were mainly associated with the Company’s increased production activity and its improved sales and earnings. In addition, accrued taxes rose by $5.7 million, mainly reflecting the higher taxes owed resulting from the Company’s improved profitability.

Working capital stood at $199.7 million at August 28, 2004, including $75.5 million in cash and cash equivalents, and short-term investments of $57.7 million.

Investing activities Cash flow used in investing activities totaled $55.5 million, $37.5 million and $38.3 million in 2004, 2003 and 2002, respectively.

Acquisition of property and equipment totaled $21.2 million, $13.4 million and $19.6 million in 2004, 2003 and 2002, respectively. Capital expenditures in 2004 included investments in manufacturing, tooling, computer and laboratory equipment as well as a facility expansion in Japan. The Company expects capital expenditures during fiscal 2005 to be about $25 million, consisting mainly of spending on facility expansions, manufacturing equipment, tooling and information systems.

Acquisition of businesses totaled $5.1 million, $44.4 million and $8.9 million in 2004, 2003 and 2002, respectively. In May 2004, the Company completed the acquisition of the assets of a precision parts cleaning business located in Montpellier, France in a cash transaction for total consideration of $3.6 million. The transaction was made to expand the geographic reach of Entegris’ materials integrity management off-site cleaning services. Property and equipment and intangible assets, including goodwill, of approximately $2.6 million and $1.1 million, respectively, were recorded in connection with the transaction. The transaction was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the date of acquisition.

The Company had purchases, net of maturities, of debt securities classified as short-term investments of $33.2 million during 2004. The Company made purchases, net of maturities, of $20.1 million and $8.0 million of short-term investments in 2003 and 2002, respectively.

Also, in fiscal 2004, the Company recorded proceeds of $2.2 million in connection with its sale of 512,800 shares of Metron common stock as described above under the caption “Other income” and proceeds of $2.7 million from the sale of various equipment.

On August 16, 2004, Metron announced that it had entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”), pursuant to which Applied would acquire the business assets of Metron. Following the close of the proposed acquisition, Metron expects to pay cash distributions to shareholders in the range of approximately $4.74 to $4.80 per share, to be made in at least two cash distributions during the six-month period following the close of the transaction. The acquisition is subject to regulatory and Metron shareholder approval and other closing conditions and is expected to close by the end of the calendar year. If the transaction is consummated with cash distributions in the range indicated above, the Company would receive gross proceeds of approximately $5.0 million.

Financing activities Cash provided by financing activities totaled $1.9 million, $11.0 million and $5.6 million in fiscal 2004, 2003 and 2002, respectively.

The Company made payments of $19.5 million on borrowings and received proceeds from new borrowings totaling $16.2 million in 2004. Included in these amounts was the conversion of 1 billion Japanese Yen, or approximately $9.2 million, from short-term borrowings to long-term debt due in three to five years. Also included was the first quarter payment of the final $5.0 million of the $14.0 million originally borrowed in February 2003 when the Company acquired the wafer and reticle carrier product line of Asyst Technologies, Inc.

The Company recorded proceeds of $5.1 million, $6.7 million and $5.5 million in 2004, 2003 and 2002, respectively, in connection with common shares issued under the Company’s stock option and stock purchase plans.

As of August 28, 2004, the Company’s sources of available funds comprised $75.5 million in cash and cash equivalents, $57.7 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with two commercial banks with aggregate borrowing capacity of $40 million, with no borrowings outstanding at August 28, 2004 and lines of credit with six international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $16.7 million. Borrowings outstanding on these lines of credit were approximately $6.5 million at August 28, 2004.

Under the unsecured revolving credit agreement, we are subject to, and are in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, we must maintain a calculated consolidated and domestic tangible net worth, which, as of August 28, 2004, are $232 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

At August 28, 2004, the Company’s shareholders’ equity stood at $372.2 million, up $34.5 million from $337.7 million at the beginning of the year. The components of the increase included the Company’s net earnings, the proceeds and tax benefits associated with the issuance of shares issued under the Company’s stock option and stock purchase plans and increases in other comprehensive income totaling $1.0 million.

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

The following table summarizes the maturities of the Company’s significant financial obligations:

(In thousands)	Long-term debt	Operating leases
Fiscal year ending:
2005	$1,492	$3,605
2006	1,370	2,557
2007	4,797	1,743
2008	1,030	1,234
2009	8,544	1,013
Thereafter	3,157	1,388

Total	$20,390	$11,540

On June 9, 2003, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission. As amended, up to 25 million shares of the Company’s common stock may be offered from time to time under the registration statement, including 17.5 million newly issued shares by Entegris and 7.5 million currently outstanding shares by certain shareholders of the Company. The Company stated that it would use the net proceeds from any future sale of new Entegris shares for general corporate purposes or to finance acquisitions. The Company would not receive any proceeds from any sale of shares by the selling shareholders. The shelf registration statement became effective as of May 19, 2004. The Company and the other selling shareholders have two years from that date to issue 25 million shares under the filing.

Quantitative and Qualitative Disclosure About Market Risks

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at August 28, 2004 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.8 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At August 28, 2004, the company was party to forward contracts to deliver Japanese yen and Euros with notional values of approximately $14.0 million and $3.0 million, respectively. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $3.0 million.

The Company’s investment in Metron common stock is accounted for as an available-for-sale security. Consequently, the Company’s financial position is exposed to fluctuations in the price of Metron stock. At August 30, 2004, the Company’s investment in Metron Technology N.V. common stock had a cost basis of $2.1 million with a fair value of $4.7 million. Accordingly, a 10% adverse change in Metron’s per share price would result in an approximate $0.5 million decrease in the fair value of the Company’s investment.

Impact of Inflation

The Company’s consolidated financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company’s primary costs. The cost of polymers, its primary raw material, was essentially unchanged from one year ago. Entegris expects the cost of resins to increase in the upcoming fiscal year due to pricing surcharges implemented by some suppliers based on rising oil prices. Labor costs, including taxes and fringe benefits, rose slightly in fiscal 2004 and moderate increases also can be reasonably anticipated for fiscal 2005. Typically, the Company’s products are not sold under long-term contracts. Consequently, the Company can adjust its selling prices, to the extent allowed by competition, to reflect cost increases caused by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found under the subcaption “Quantitative and Qualitative Disclosure About Market Risks” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 28, 2004	August 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$75,484	$80,546
Short-term investments	57,696	24,541
Trade accounts receivable, net of allowance for doubtful accounts of $1,790 and $1,793	69,735	48,567
Trade accounts receivable due from affiliates	4,790	4,037
Inventories	45,186	38,163
Deferred tax assets and refundable income taxes	8,178	11,710
Other current assets	3,546	3,564

Total current assets	264,615	211,128

Property, plant and equipment, net	$97,634	$95,212

Other assets:
Investments	7,146	8,596
Goodwill	70,164	67,480
Other intangible assets, less accumulated amortization of $16,101 and $10,691	24,876	29,441
Other	2,611	2,882

Total assets	467,046	414,739

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,492	$2,412
Short-term borrowings	6,477	16,455
Accounts payable	15,768	9,570
Accrued liabilities	35,578	25,852
Income taxes payable	5,604	—

Total current liabilities	64,919	54,289

Long-term debt, less current maturities	18,898	10,070
Deferred tax liabilities	11,044	12,715

Total liabilities	94,861	77,074

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares; 73,379,777 and 72,512,100	734	725
Additional paid-in capital	152,869	142,540
Deferred compensation expense	(1,586)	—
Retained earnings	216,963	192,207
Accumulated other comprehensive income	3,205	2,193

Total shareholders’ equity	372,185	337,665

Total liabilities and shareholders’ equity	$467,046	$414,739

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal year ended
	August 28, 2004	August 30, 2003	August 31, 2002
Sales to non-affiliates	$314,557	$231,517	$194,120
Sales to affiliates	32,207	19,587	28,877

Net sales	346,764	251,104	222,997
Cost of sales	195,937	152,381	134,291

Gross profit	150,827	98,723	88,706
Selling, general and administrative expenses	96,176	80,307	73,569
Engineering, research and development expenses	20,128	17,803	17,408
Other charges	—	1,598	1,563

Operating profit (loss)	34,523	(985)	(3,834)
Interest income, net	(283)	(579)	(1,466)
Other (income) expense, net	(1,111)	4,423	(973)

Income (loss) before income taxes and other items below	35,917	(4,829)	(1,395)
Income tax expense (benefit)	11,134	(6,248)	(3,373)
Equity in net loss of affiliates	13	144	—
Minority interest in subsidiaries’ net loss	—	—	(798)

Net income	$24,770	$1,275	$2,776

Earnings per common share:
Basic	$0.34	$0.02	$0.04
Diluted	$0.32	$0.02	$0.04

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensasation oxpense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 25, 2001	69,730	$697	$121,449	$—	$188,156	$2,005	$312,307
Shares issued pursuant to stock option plans	1,222	12	3,959	—	—	—	3,971
Shares issued in connection with acquisition	42	1	437	—	—	—	438
Shares issued pursuant to employee stock purchase plan	167	2	1,540	—	—	—	1,542
Tax benefit associated with employee stock plans	—	—	5,291	—	—	—	5,291
Foreign currency translation adjustment	—	—	—	—	—	(71)	(71)	$(71)
Net unrealized loss on marketable securities	—	—	—	—	—	(4,140)	(4,140)	(4,140)
Net income	—	—	—	—	2,776	—	2,776	2,776

Total comprehensive loss								$(1,435)

Balance at August 31, 2002	71,161	712	132,676	—	190,932	(2,206)	322,114
Shares issued pursuant to stock option plans	1,163	12	4,867	—	—	—	4,879
Shares issued in connection with acquisition	21	—	281	—	—	—	281
Shares issued pursuant to employee stock purchase plan	167	1	1,516	—	—	—	1,517
Tax benefit associated with employee stock plans	—	—	3,200	—	—	—	3,200
Foreign currency translation adjustment	—	—	—	—	—	841	841	$841
Net unrealized gain on marketable securities	—	—	—	—	—	1,677	1,677	1,677
Reclassification adjustment for gain on sales of equity investments included in earnings	—	—	—	—	—	(32)	(32)	(32)
Reclassification adjustment for impairment loss on equity investments included in earnings	—	—	—	—	—	1,913	1,913	1,913
Net income	—	—	—	—	1,275	—	1,275	1,275

Total comprehensive income								$5,674

Balance at August 30, 2003	72,512	725	142,540	—	192,207	2,193	337,665
Shares issued pursuant to stock option plans	657	7	3,451	—	(14)	—	3,444
Shares issued in connection with acquisition	49	—	437	—	—	—	437
Shares issued pursuant to employee stock purchase plan	155	2	1,604	—	—	—	1,606
Deferred compensation related to restricted stock awards	7	—	2,791	(2,791)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	1,205	—	—	1,205
Tax benefit associated with employee stock plans	—	—	2,046	—	—	—	2,046
Foreign currency translation adjustment	—	—	—	—	—	1,207	1,207	$1,207
Net unrealized gain on marketable securities	—	—	—	—	—	397	397	397
Reclassification adjustment for gain on sales of equity investments included in earnings	—	—	—	—	—	(592)	(592)	(592)
Net income	—	—	—	—	24,770	—	24,770	24,770

Total comprehensive income								$25,782

Balance at August 28, 2004	73,380	$734	$152,869	$(1,586)	$216,963	$3,205	$372,185

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended
	August 28, 2004	August 30, 2003	August 31, 2002
Operating activities:
Net income	$24,770	$1,275	$2,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,492	27,180	28,164
Deferred compensation expense	1,205	—	—
Impairment of property and equipment	1,345	1,156	1,136
Impairment of equity investments	100	4,452	—
Provision for doubtful accounts	46	(145)	133
Provision for deferred income taxes	1,890	(5,574)	(791)
Tax benefit from employee stock plans	2,046	3,200	5,291
Equity in net loss of affiliates	13	144	—
(Gain) loss on sale of property and equipment	(859)	(310)	185
Gain on sale of equity investments	(1,126)	(145)	—
Minority interest in subsidiaries’ net loss	—	—	(798)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(20,030)	(11,727)	859
Trade accounts receivable due from affiliates	(753)	182	2,952
Inventories	(6,295)	4,156	8,373
Accounts payable and accrued liabilities	14,990	5,222	(21,710)
Other current assets	97	(760)	5,065
Income taxes payable and refundable income taxes	5,697	4,346	1,872
Other	(493)	(516)	(646)

Net cash provided by operating activities	48,135	32,136	32,861

Investing activities:
Acquisition of property and equipment	(21,179)	(13,445)	(19,568)
Acquisition of businesses, net of cash acquired	(5,133)	(44,431)	(8,943)
Purchase of intangible assets	(845)	(1,146)	(824)
Proceeds from sales of property and equipment	2,713	1,962	1,300
Proceeds from sale of equity investments	2,151	327	—
Purchases of short-term investments	(65,335)	(39,281)	(90,200)
Maturities of short-term investments	32,180	59,364	82,204
Other	(26)	(891)	(2,302)

Net cash used in investing activities	(55,474)	(37,541)	(38,333)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(19,453)	(13,323)	(13,704)
Proceeds from short-term borrowings and long-term debt	16,238	17,633	13,809
Issuance of common stock	5,113	6,677	5,514

Net cash provided by financing activities	1,898	10,987	5,619

Effect of exchange rate changes on cash and cash equivalents	379	134	232

(Decrease) increase in cash and cash equivalents	(5,062)	5,716	379
Cash and cash equivalents at beginning of period	80,546	74,830	74,451

Cash and cash equivalents at end of period	$75,484	$80,546	$74,830

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

Fiscal Year The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in August. Fiscal years 2004, 2003 and 2002 ended on August 28, 2004, August 30, 2003, and August 31, 2002, respectively, and are alternatively identified herein as 2004, 2003 and 2002. Fiscal 2002 included 53 weeks, while fiscal years 2003 and 2004 comprised 52 weeks.

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

(In thousands, except share data)	2004	2003	2002
Net income, as reported	$24,770	$1,275	$2,776
Add stock-based compensation expense included in reported net earnings	747	—	—
Deduct stock-based compensation expense under the fair value based method for all awards	(7,955)	(6,549)	(5,126)

Pro forma net income (loss)	$17,562	$(5,274)	$(2,350)

Basic net earnings per share, as reported	$0.34	$0.02	$0.04
Pro forma basic net earnings (loss) per share	0.24	(0.07)	(0.03)

Diluted net earnings per share, as reported	0.32	0.02	0.04
Pro forma diluted net earnings (loss) per share	0.23	(0.07)	(0.03)

The Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility	75.00%	77.16%	77.00%
Risk-free interest rate	4.00%	3.75%	4.50%
Expected life	8 years	8 years	10 years

The weighted average fair value of options granted during 2004, 2003 and 2002 with exercise prices equal to the market price at the date of grant was $9.30, $5.06 and $6.88 per share, respectively.

Cash, Cash Equivalents and Short-term Investments Cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost. Debt securities with original maturities greater than three months and remaining maturities of less than one year are classified and accounted for as held-to-maturity and recorded at amortized cost, and are included in short-term investments

Inventories Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

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

Investments The Company’s marketable equity investments are accounted for as available-for-sale. Accordingly, such securities are recorded at fair value, with any unrealized holding gains and losses, net of taxes, excluded from income, and recognized as a separate component of shareholders’ equity. The Company’s nonmarketable investments are accounted for under either the cost or equity method of accounting, as appropriate.

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

Goodwill and Other Intangible Assets Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. The Company does not amortize goodwill, but tests for impairment at least annually. Other intangible assets include, among other items, patents and unpatented technology and are amortized using the straight-line method over their respective estimated useful lives of 5 to 17 years. The Company reviews intangible assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

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

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties as they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction under the provisions of SFAS No. 133. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company was a party to forward foreign currency contracts with notional amounts of $16.9 million and $19.0 million at August 28, 2004 and August 30, 2003, respectively.

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

Revenue Recognition/Concentration of Risk Revenue and the related cost of sales are generally recognized upon shipment of the products. For certain customized precision cleaning equipment sales with installation and customer acceptance provisions, which constituted less than 3% of sales, revenue is recognized upon fulfillment of such provisions. The Company recognizes revenues from construction contracts for certain customized clean-in-place equipment, which constituted less than 3% of sales, under the percentage-of-completion method, measured by the cost-to-cost method.

The Company provides for estimated returns and warranty obligations when the revenue is recorded. The Company sells its products throughout the world primarily to companies in the microelectronics industry. The Company performs continuing credit evaluations of its customers and generally does not require collateral. Letters of credit may be required from its customers in certain circumstances. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover losses on trade receivables.

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

The Company applies the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. Through August 30, 2003, the Company historically classified shipping and handling costs as an offset to amounts billed to customers included in net sales. Effective with the application of EITF 00-10, $2.3 million and $3.2 million of shipping and handling costs were reclassified from net sales to cost of goods sold for 2003 and 2002, respectively.

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

The Company intends to continue to reinvest its undistributed international earnings in its international operations; therefore, no U.S. tax expense has been recorded to cover the repatriation of such undistributed earnings.

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

Recent Accounting Pronouncements In December 2002, the Emerging Issues Task Force issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. EITF No. 00-21 was applicable for the Company for revenue arrangements entered into beginning in fiscal 2004. The adoption of EITF No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

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

(2) ACQUISITIONS

In May 2004, the Company completed the acquisition of a precision parts cleaning business located in Montpellier, France in a cash transaction for total consideration of $3.6 million. The transaction was made to expand the geographic reach of Entegris’ materials integrity management services. Property and equipment and intangible assets, including goodwill, of approximately $2.6 million and $1.1 million, respectively, were initially recorded in connection with the transaction. The Company is in the process of reviewing and finalizing its valuation of the tangible and intangible assets for the transaction. The effect on the Company’s results if the acquisition had occurred at the beginning of each period presented in the Consolidated Statements of Operations is not material.

Entegris completed two acquisitions in fiscal 2003. In January 2003, the Company acquired substantially all of the assets of Electrol Specialties Co. (ESC) in a cash transaction for $6.9 million, which includes $1.5 million in contingent consideration recorded in 2004. ESC, an Illinois-based company, designs and fabricates Clean-In-Place (CIP) stainless steel systems to customers in the biopharmaceutical industry. Identifiable intangible assets and goodwill of approximately $1.0 million and $3.6 million, respectively, were recorded in connection with the transaction. Entegris retained ESC’s existing management team and employees, and continues to fabricate CIP products at ESC’s leased facility in Illinois.

In February 2003, Entegris acquired the wafer and reticle carrier (WRC) product lines of Asyst Technologies, Inc., a California-based provider of integrated automation systems, in a cash transaction. The total acquisition cost for all assets associated with Asyst’s WRC product lines and intellectual property, including associated fees and expenses, was $39.1 million. Entegris hired key Asyst employees involved with the research and development of these product lines and moved the production of the purchased WRC product line to its Chaska, Minnesota facilities. Identifiable intangible assets and goodwill of approximately $1.8 million and $33.9 million, respectively, were recorded in connection with the transaction.

The identifiable intangible assets of $2.8 million recorded to in connection with the 2003 acquisitions related to noncompete agreements, patents and customer relationships and are being amortized over periods ranging up to five years.

The Company completed two transactions in 2002. In August 2002, the Company acquired assets related to products serving the semiconductor tape and reel market for $2.0 million. Identifiable intangible assets of approximately $1.8 million, consisting principally of proprietary knowledge, were recorded in connection with the transaction. In February 2002, the Company purchased the 49% minority interests held in its Fluoroware Valqua Japan K.K. and Nippon Fluoroware K.K subsidiaries for total consideration of $5.1 million. Identifiable intangible assets of approximately $1.3 million were recorded in connection with the transaction.

Each of the above transactions was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the dates of acquisition.

(3) INVENTORIES

Inventories consist of the following:

(In thousands)	2004	2003
Raw materials.	$15,382	$12,061
Work-in-process	4,519	1,663
Finished goods	24,621	23,811
Supplies	664	628

	$45,186	$38,163

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consists of the following:

(In thousands)	2004	2003	Estimated useful lives
Land	$9,476	$9,644
Buildings and improvements	64,989	62,677	5-35
Manufacturing equipment	85,245	82,928	5-10
Molds	74,853	68,561	3-5
Office furniture and equipment	47,582	48,749	3-8

	282,145	272,559
Less accumulated depreciation	184,511	177,347

	$97,634	$95,212

Depreciation expense was $20.1 million, $22.6 million and $24.4 million in 2004, 2003 and 2002, respectively. The Company recorded asset impairment write-offs on molds and equipment of approximately $1.3 million, $1.2 million and $1.1 million for 2004, 2003 and 2002, respectively. In 2004, $0.4 million of impairments are included in Engineering, all other impairment losses are included in the Company’s cost of sales.

(5) INVESTMENTS

Investments include the Company’s equity ownership in Metron Technology N.V. (Metron), a publicly traded security. Metron is a leading global provider of marketing, sales, services and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. The Company’s investment in Metron is accounted for as an available-for-sale security. At August 28, 2004, the Company owned approximately 1.1 million common shares of Metron with a market value of $4.7 million based on the closing price of $4.44 per share on the NASDAQ Stock Market. At August 28, 2004, the unrealized gain on marketable securities was $1.5 million, net of taxes of $1.1 million. At August 30, 2003, the market value of the Company’s investment was $6.1 million, reflecting an unrealized gain of $1.7 million, net of tax expense of $1.2 million.

On August 16, 2004, Metron announced that it had entered into a Stock and Asset Purchase Agreement (Purchase Agreement) with Applied Materials, Inc. (Applied), pursuant to which Applied would acquire the business assets of Metron. Under the terms of the Purchase Agreement, Applied would pay approximately $85 million in cash to Metron for all of Metron’s worldwide assets, and would assume certain Metron liabilities. Following the close of the proposed acquisition, Metron expects to pay cash distributions to shareholders in the range of approximately $4.74 to $4.80 per share, to be made in at least two cash distributions during the six-month period following the close of the transaction. The acquisition is subject to regulatory and Metron shareholder approval and other closing conditions and is expected to close by the end of the calendar year. In connection with the Purchase Agreement, the Company, along with other significant shareholders of Metron, entered into a voting agreement with Applied, and has delivered its proxy to Applied, pursuant to which we have agreed to vote our shares in favor of the approval of the Purchase Agreement.

In 2004, the Company reported other income of $1.1 million ($0.7 million after taxes), on the sale of an aggregate 512,800 shares of Metron’s common stock.

In the first quarter of 2003, the Company recorded an impairment loss, classified as other expense, of $4.5 million, or $3.3 million after taxes, related to the Company’s investment in Metron. Prior to the impairment charge, the Company’s held approximately 1.6 million shares of Metron stock with a cost basis of $7.6 million. At November 30, 2002, the fair value of the investment was $3.1 million, based on a price of $2.00 per share, the closing price of Metron at that date. The decline in fair value was determined to be other-than-temporary. Accordingly, an impairment loss was recorded and the investment in Metron common stock written down to a new cost basis of $3.1 million as of that date.

At August 28, 2004, the Company also holds equity investments totaling $2.4 million in certain nonpublicly traded companies accounted for under either the cost or equity method of accounting, as appropriate.

The Company’s short-term investments, all of which are debt securities due within one year and are classified as held-to-maturity, consist of the following:

(In thousands)	2004	2003
Municipal bonds	$52,545	$20,217
Corporate debt securities	5,151	4,324

	$57,696	$24,541

The amortized cost, gross unrealized gains, gross unrealized losses and the fair value of the Company’s short-term investments are as follows:

(In thousands)	2004	2003
Amortized cost	$57,696	$24,541
Gross unrealized gains	—	—
Gross unrealized losses	(171)	(110)

Fair value	$57,525	$24,431

(6) INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended August 28, 2004 and August 30, 2003 are as follows:

(In thousands)	2004	2003
Beginning of year	$67,480	$31,310
Additions to goodwill as a result of acquisitions	2,684	36,170

End of year	$70,164	$67,480

Additions to goodwill in 2004 included $1.1 million related to acquisitions in 2004 and $1.5 million associated with a purchase price allocation adjustment of a prior year acquisition. Additions to goodwill in 2003 included $36.0 million arising from acquisitions in 2003 and a $0.2 million increase associated with a purchase price allocation adjustment of a prior year acquisition.

Other intangible assets, excluding goodwill, at August 28, 2004 and August 30, 2003 were as follows:

(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
2004
Patents	$19,243	$7,513	$11,730
Unpatented technology	9,844	3,167	6,677
Employment and noncompete agreements	5,837	3,088	2,749
Other	6,053	2,333	3,720

	$40,977	$16,101	$24,876

(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
2003
Patents	$18,416	$5,320	$13,096
Unpatented technology	9,844	2,185	7,659
Employment and noncompete agreements	5,837	1,718	4,119
Other	6,035	1,468	4,567

	$40,132	$10,691	$29,441

Amortization expense was $5.4 million, $4.5 million, and $3.7 million in 2004, 2003 and 2002, respectively.

Estimated amortization expense for the fiscal years 2005 to 2009 and thereafter is $4.9 million, $4.6 million, $4.2 million, $3.8 million and $2.9 million, respectively.

(7) ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	2004	2003
Payroll and related benefits	$18,920	$11,194
Employee benefits	4,623	2,839
Taxes, other than income taxes	1,440	1,123
Interest	28	70
Royalties	1,411	917
Accruals related to nonrecurring charges	87	316
Donations	1,201	—
Warranty and related	2,472	2,946
Other	5,396	6,447

	$35,578	$25,852

(8) WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during 2004, 2003 and 2002:

(In thousands)	2004	2003	2002
Beginning of year	$2,065	$735	$1,361
Accrual for warranties issued during the period	867	1,001	206
Assumption of liability in connection with acquisition	—	1,250	—
Settlements during the period	(898)	(921)	(832)

End of year	$2,034	$2,065	$735

(9) LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	2004	2003
Stock redemption notes payable in various installments along with interest of 8% and 9% through December 2010	$2,585	$2,961
Commercial loans secured by land and buildings payable on a monthly basis in principal installments of $36, with interest ranging from 0.75% to 1.68% and various maturities through November 2010, denominated in Japanese Yen	2,759	1,593
Commercial loans secured by property and equipment payable on a semiannual basis in principal installments of $47 and interest ranging from 4.5% to 6% and various maturities through December 2007, denominated in Euros	1,094	1,518
Commercial loans unsecured with quarterly interest payments of 1.55% to 1.65% and full principal due in 2007 and 2009, denominated in Japanese Yen	9,122	—
Small Business Administration loans payable on a monthly basis in principal installments of $4 including interest ranging from 3.15% to 4.25% and various maturities through October 2020	1,871	2,842
Commercial loan secured by equipment payable on a monthly basis in principal installments of $20 and interest of 5.0% maturity at October 2004	40	631
Industrial Revenue Bond secured by property payable on a semiannual basis with principal installments of $50 through October 2012, and variable interest ranging from 1.05% to 2.20%, prepaid in full in 2004 August 28, 2004	—	1,050
Private bond with interest of 1.7% and interest payable on a semiannual basis and full principal due in 2008, denominated in Japanese Yen	2,007	1,881
Other, denominated in Japanese Yen	912	6

Total	20,390	12,482
Less current maturities	1,492	2,412

	$18,898	$10,070

Annual maturities of long-term debt as of August 28, 2004, are as follows:

Fiscal year ending	(In thousands)
2005	$1,492
2006	1,370
2007	4,797
2008	1,030
2009	8,544
Thereafter	3,157

$20,390

(10) SHORT-TERM BANK BORROWINGS

The Company has an unsecured revolving credit agreement, which expires in February 2005, with two commercial banks for aggregate borrowings of up to $40 million with interest at Eurodollar rates, plus 1.125%. There was zero outstanding under this commitment at August 28, 2004. There was $5 million outstanding at August 30, 2003 with interest at 2.69%. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of August 28, 2004, are $232.4 million and $125.0 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

The Company has entered into unsecured line of credit agreements, which expire at various dates through 2005, with six international commercial banks, which provide for aggregate borrowings of 250,000 euros, 3.5 million Malaysia ringgits and 1.7 billion Japanese yen for its foreign subsidiaries, which is equivalent to $16.7 million as of August 28, 2004. Interest rates for these facilities are based on a factor of the banks’ reference rates and ranged from 1.375% to 10.0% as of August 28, 2004. Borrowings outstanding under these line of credit agreements at August 28, 2004 and August 30, 2003, were $6.5 million and $11.5 million, respectively.

(11) LEASE COMMITMENTS

As of August 28, 2004, the Company was obligated under noncancellable operating lease agreements for certain equipment and buildings. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows):

Fiscal year ending	(In thousands)
2005	$3,605
2006	2,557
2007	1,743
2008	1,234
2009	1,013
Thereafter	1,388

Total minimum lease payments	$11,540

Total rental expense for all equipment and building operating leases was $4.7 million, $4.7 million and $4.8 million in 2004, 2003 and 2002, respectively. See note 22 for related party leases included above.

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

In 2002, the Company’s results included a charge of $4.0 million in connection with the closure of its Chanhassen, MN plant. The charge included $1.5 million in termination costs related to a workforce reduction of 230 employees and $2.3 million for estimated losses for asset impairment. The Company recorded a pre-tax benefit of $2.4 million in 2002 related to the reversal of previous accruals made in 2002 as described above and accruals recorded in 2001 related to the closures of its Castle Rock, Colorado and

Munmak, Korea facilities. Approximately $1.0 million of the reversal was associated with the favorable settlement of future lease commitments on the Castle Rock facility, for which the Company had recorded accruals in 2001. Lower than expected impairment costs accounted for approximately $1.2 million of the reversals.

As of August 28, 2004, future cash outlays of $0.1 million remained outstanding in connection with the aforementioned charges, and are primarily related to lease commitments, which run through July 2005.

(13) INTEREST INCOME, NET

Interest income, net consists of the following:

(In thousands)	2004	2003	2002
Interest income	$1,454	$1,790	$2,684
Interest expense	(1,171)	(1,211)	(1,218)

Interest income, net	$283	$579	$1,466

(14) OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

(In thousands)	2004	2003	2002
(Gain) loss on sale of property and equipment	$(859)	$(310)	$185
Impairment of investment in Metron	—	4,452	—
(Gain) loss on foreign currency translation	179	(201)	(808)
Gain on liquidation of foreign subsidiary	—	—	(733)
Gain on sale of equity investments	(1,126)	(145)
Other, net	695	627	383

Other (income) expense, net	$(1,111)	$4,423	$(973)

(15) INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

(In thousands)	2004	2003	2002
Domestic	$29,226	$(9,747)	$(8,192)
Foreign	6,691	4,918	6,797

	$35,917	$(4,829)	$(1,395)

Income tax expense (benefit) is summarized as follows (in thousands):

(In thousands)	2004	2003	2002
Current:
Federal	$6,853	$(2,611)	$(3,797)
State	316	(58)	—
Foreign	1,603	122	562

	8,772	(2,547)	(3,235)

Deferred:
Federal	1,864	(2,110)	220
State	727	(275)	(358)
Foreign	(229)	(1,316)	—

	2,362	(3,701)	(138)

	$11,134	$(6,248)	$(3,373)

Income tax expense (benefit) differs from the expected amounts based upon the statutory federal tax rates as follows:

(In thousands)	2004	2003	2002
Expected federal income tax at statutory rate	$12,571	$(1,690)	$(489)
State income taxes, net of federal tax effect	779	(120)	(113)
Effect of foreign source income	(742)	(2,801)	(2,267)
Extraterritorial Income/Foreign Sales Corporation income not subject to tax	(1,300)	(1,000)	—
Impairment of investment in Metron	—	408	—
Research tax credit	(260)	(450)	(400)
Tax-exempt interest	(211)	(224)	(296)
Redetermination of prior years’ taxes	—	(946)	—
Other items, net	297	575	192

	$11,134	$(6,248)	$(3,373)

At August 28, 2004, there were approximately $16.8 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

During the years ended August 28, 2004 and August 30, 2003, respectively, $2.0 million and $3.2 million was added to additional paid-in capital in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2004 and August 30, 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable	$939	$935
Inventory	2,444	2,555
Intercompany profit	1,429	1,114
Accruals not currently deductible for tax purposes	2,761	2,918
Net operating loss carryforwards	1,132	3,889
Tax credit carryforwards	340	1,847
Other, net	1,760	1,171

Total deferred tax assets	10,805	14,429

Deferred tax liabilities:
Accelerated depreciation	3,484	4,218
Purchased intangible assets	8,205	9,316
Other, net	1,982	2,108

Total deferred tax liabilities	13,671	15,642

Net deferred tax assets (liabilities)	$(2,866)	$(1,213)

At August 28, 2004, the Company had federal net operating loss carryforwards of approximately $1.1 million which begin to expire in 2011, state operating loss carryforwards of approximately $6.7 million, which begin to expire in 2010, and research tax credit carryforwards of approximately $0.3 million which begin to expire in 2009. Realization of the deferred tax assets is dependent on generating sufficient future taxable income and on the future reversal of taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the benefit of these deferred assets will be realized.

The American Jobs Creation Act of 2004 (“the Act”) was passed in October 2004 and included numerous law changes that will affect the Company’s tax computations. The provisions of the Act include a new deduction for U.S. manufacturers, the repeal of the extraterritorial income exclusion and a provision regarding the repatriation of foreign earnings. The Company is studying the new law to determine what impact, if any, the Act will have on its effective tax rate.

(16) SHAREHOLDERS’ EQUITY

Employee Stock Ownership Plan and Trust Entegris maintains an Employee Stock Ownership Plan and Trust (ESOT). The ESOT was amended to discontinue future contributions and to freeze participation in 1997. ESOT shares totaled 6,804,661 and 8,831,707 as of August 28, 2004 and August 30, 2003, respectively.

Stock Option Plans In August 1999, Entegris, Inc. established the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan) and the Entegris, Inc. Outside Directors’ Stock Option Plan (the Directors’ Plan). The maximum aggregate number of shares that may be granted under the Plans as of August 28, 2004 is 15,000,000 and 1,000,000, respectively.

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

Option activity for the 1999 Plan and the Directors’ Plan is summarized as follows:

	2004		2003		2002
(Shares in thousands)	Number of shares	Option price	Number of Shares	Option price	Number of Shares	Option price
Options outstanding, beginning of year	8,080	$6.28	7,469	$5.94	7,071	$4.94
Granted	1,012	12.32	1,961	6.63	1,747	8.39
Exercised	(657)	5.27	(1,163)	4.18	(1,222)	3.25
Canceled	(167)	8.77	(187)	9.13	(127)	10.05

Options outstanding, end of year	8,268	$7.05	8,080	$6.28	7,469	$5.94

Options exercisable, end of year	5,058	$6.00	4,455	$5.29	4,636	$4.37

Options available for grant, end of year	3,125		4,192		5,498

Options outstanding for the 1999 Plan and the Directors’ Plan at August 28, 2004 are summarized as follows:

(Shares in thousands)		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.96 to $1.50	235	1.6 years	$1.18	235	$1.18
$3.15	2,066	3.3 years	3.15	2,066	3.15
$4.22	227	5.0 years	4.22	227	4.22
$5.90	1,468	8.1 years	5.90	323	5.90
$6.86 to $7.50	198	6.6 years	7.47	135	7.49
$7.53 to $8.25	1,282	7.1 years	8.02	621	8.02
$8.38 to $10.00	1,117	6.8 years	9.11	821	9.18
$10.19 to $12.00	1,360	7.8 years	11.56	549	11.11
$12.01 to $15.38	315	9.0 years	13.46	81	13.63

During 2004, the Company awarded 220,000 restricted shares, net of current year forfeitures, of the Company’s common stock pursuant to the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan. The value of such stock was established by the market price on the date of the grants and was recorded as deferred compensation in the amount of $2.8 million, which is shown as a reduction of shareholders’ equity in the accompanying consolidated financial statements. The deferred compensation is being amortized ratably over the applicable restricted stock vesting periods. Compensation expense recorded in connection with the restricted shares was $1.2 million in 2004. The remaining deferred compensation to be amortized in connection with the grants is shown as a reduction of shareholders’ equity in the accompanying consolidated financial statements.

Employee Stock Purchase Plan In March 2000, the Company established the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. As of August 28, 2004, 745,861 shares had been issued under the ESPP. As of that date, plan participants had approximately $0.3 million withheld to purchase the Company’s common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period ending December 31, 2004. Employees purchased 155,293, 167,471 and 167,097 shares at a weighted-average price of $10.34, $9.05 and $9.23 in 2004, 2003, and 2002 respectively.

(17) 401(k) SAVINGS PLAN

The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pretax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches 100% of employees’ contributions on the first 3% of eligible wages and 50% of employees’ contributions on the next 2% of eligible wages, or a maximum match of 4% of the employee’s eligible wages. In addition to the matching contribution, the Company’s board of directors may, at its discretion, declare a profit sharing contribution of up to 11% of eligible wages based on the company’s worldwide operating results. The employer profit sharing and matching contribution expense under the Plans was $3.9 million, $1.8 million, $1.0 million in 2004, 2003 and 2002, respectively.

(18) EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2004	2003	2002
Basic earnings per share—Weighted common shares outstanding	72,957	71,636	70,358
Weighted common shares assumed upon exercise of options	3,694	3,836	3,812
Weighted common shares assumed upon vesting of restricted common stock	38	—	—

Diluted earnings per share	76,689	75,472	74,170

Approximately 0.8 million, 1.3 million and 0.6 million of the Company’s stock options were excluded from the calculation of diluted earnings per share in 2004, 2003, and 2002, respectively, because the exercise prices of the stock options were greater than to the average price of the Company’s common stock, and therefore their inclusion would have been antidilutive.

(19) SEGMENT INFORMATION

The Company operates in one segment as it designs, develops, manufactures, markets and sells material integrity management products and services predominantly within the microelectronics industry. All products are sold on a worldwide basis.

The following table summarizes total net sales by markets served for 2004, 2003 and 2002, respectively:

(In thousands)	2004	2003	2002
Net sales:
Semiconductor	$274,755	$191,405	$178,272
Data storage	32,761	31,221	25,191
Services	23,276	20,354	17,534
Other	15,972	8,124	2,000

	$346,764	$251,104	$222,997

The following tables summarize total net sales, based upon the country to which sales to external customers were made, and property, plant and equipment attributed to significant countries for 2004, 2003 and 2002, respectively:

(In thousands)	2004	2003	2002
Net sales:
United States	$130,068	$103,068	$99,852
Japan	55,020	39,033	45,326
Germany	22,312	14,042	13,852
Taiwan	34,543	15,838	12,904
Singapore	26,952	15,424	10,958
Korea	19,888	10,749	7,120
Malaysia	10,883	13,438	5,894
Other	47,098	39,512	27,091

	$346,764	$251,104	$222,997

Property, plant and equipment:
United States	$63,793	$68,605	$74,085
Japan	11,781	8,064	8,424
Germany	5,806	5,854	5,362
Malaysia	13,146	12,350	13,757
Other	3,108	339	476

	$97,634	$95,212	$102,104

In 2004, 2003 and 2002, no single nonaffiliated customer accounted for 5% or more of net sales.

(20) SUPPLEMENTARY CASH FLOW INFORMATION

(In thousands)	2004	2003	2002
Schedule of interest and income taxes paid
Interest	$1,213	$1,192	$1,209
Income taxes, net of refunds received	1,138	(8,206)	(13,201)

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, short-term investments and short-term debt approximates fair value due to the short maturity of those instruments. The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments and approximated its carrying value of $18.9 million at August 28, 2004.

(22) RELATED-PARTY TRANSACTIONS

Leases Through 2002, the Company leased office space and production facilities under various operating leases from entities related to a major shareholder of the Company. The Company was required to pay for all real estate taxes, utilities and other operating expenses. Rent paid relating to these agreements totaled $0.3 million for 2002. The Company has no future obligations under any lease agreements with entities related to the shareholder.

In May 2002, the Company paid $500,000 as consideration for the early termination and buyout of future lease commitments on the Castle Rock facility, which was leased from an entity related to the shareholder, as described in Note 12 under the caption “Other Charges.”

Metron Technology N.V. As described in Note 5 under the caption “Investments”, the Company owned approximately 1.1 million shares of Metron at August 28, 2004. Metron is considered an affiliate. Sales to Metron under current and previous distribution agreements were $32.2 million, $19.6 million and $16.3 million in 2004, 2003 and 2002, respectively. Trade accounts receivable relating to these sales as of August 28, 2004 and August 30, 2003 were $4.8 million and $4.0 million, respectively.

(23) COMMITMENTS AND CONTINGENT LIABILITIES

On September 9, 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from the Company. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows.

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

(24) QUARTERLY INFORMATION-UNAUDITED

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Fiscal 2003
Net sales	$54,249	$54,656	$70,665	$71,534	$251,104
Gross profit	21,878	22,555	30,472	23,818	98,723
Net income (loss)	(5,642)	647	3,957	2,313	1,275
Basic earnings (loss) per share	(0.08)	0.01	0.06	0.03	0.02
Diluted earnings (loss) per share	(0.08)	0.01	0.05	0.03	0.02

Fiscal 2004
Net sales	$68,676	$79,970	$98,624	$99,494	$346,764
Gross profit	27,529	34,747	44,409	44,142	150,827
Net income	1,637	5,023	9,175	8,935	24,770
Basic earnings per share	0.02	0.07	0.13	0.12	0.34
Diluted earnings per share	0.02	0.07	0.12	0.12	0.32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Entegris, Inc.:

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 28, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 28, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
October 28, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SCHEDULE

The Board of Directors and Shareholders

Entegris, Inc.:

Under the date of October 28, 2004, we reported on the consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 28, 2004, as contained herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
October 28, 2004

Entegris, Inc.

Schedule II–Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses Additions	Deductions	Balance at End of Period
COL. A	COL. B	COL. C	COL. D	COL. E
Deducted from asset accounts:
Year ended August 31, 2002:
Allowance for doubtful receivables	$1,608	133	57	$1,798

Deducted from asset accounts:
Year ended August 30, 2003:
Allowance for doubtful receivables	$1,798	(145)	140	$1,793

Deducted from asset accounts:
Year ended August 28, 2004:
Allowance for doubtful receivables	$1,793	46	(49)	$1,790

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 28, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

Changes in internal control over financial reporting. There was no significant change in the Company’s internal controls over financial reporting during its fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of shareholders to be held on January 18, 2005 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 28, 2004.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the Annual Meeting of Shareholders to be held on January 18, 2005, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and officers required by this item is incorporated by reference to the information under the captions “Election of Directors”, “Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 18, 2005.

Audit Committee Financial Expert

The Company’s Audit Committee comprises members Roger D. McDaniel, Paul L.H. Olson and Donald M. Sullivan. The Company has determined that Mr. McDaniel qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and each of the Committee members is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Summary Compensation Table” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 18, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Principal Shareholders” and “Security Ownership of Directors and Named Executive Officers” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 18, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the captions “Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Report” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Report” in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on January 18, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1.) Financial Statements

The Financial Statements required by this item, along with the Report of Independent Registered Public Accounting Firm, are submitted in a separate section of this report as indicated in the below index:

(a) (2.) Financial Statement Schedules

The following Report of Independent Registered Public Accounting Firm on Schedule and the financial statement schedule “Schedule II—Valuation and Qualifying Accounts” are filed as part of this Report at the pages indicated, and should be read in conjunction with the consolidated financial statements.

Page Number in this Report
Report of Independent Registered Public Accounting Firm on Schedule
Schedule II – Valuation and Qualifying Accounts

All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

(a) (3.) Exhibits

The following exhibits are filed herewith or incorporated by reference as required by Item 601 of Regulation S-K:

Exhibit Number	Description of Document
3.1(i)	Articles of Incorporation of Entegris, Inc.

3.2(i)	Amended and Restated Bylaws of Entegris, Inc.

4.1(i)	Specimen of Common Stock Certificate

10.1(i)	Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan

10.2(i)	Entegris, Inc. Outside Directors’ Option Plan

10.3(i)	Entegris, Inc. 2000 Employee Stock Purchase Plan

10.4(i)	Entegris, Inc. Employee Stock Ownership Plan

10.5(i)	Entegris, Inc. Pension Plan

10.6(i)	Entegris, Inc. 401(k) Savings and Profit Sharing Plan

10.7(i)	Worldwide Stocking Distributor Agreement Between Fluid Handling Group Entegris, Inc. and Metron Technology N.V. dated March 1, 2001

10.8(i)	Promissory Note between Fluoroware, Inc. and Dan Quernemoen, dated January 5, 1996

10.9(ii)	Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.10(ii)	First Amendment to Credit Agreement dated October 2000, effective as of August 31, 2000, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.11(ii)	Second Amendment to Credit Agreement dated as of March 1, 2002, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.12(ii)	Consent and Amendment Agreement dated as of February 7, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.13(ii)	Fourth Amendment dated as of February 26, 2003 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.14(iv)	Fifth Amendment to Credit Agreement, dated as of February 17, 2004, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.15(i)	Consolidation Agreement by and among Entegris, Inc., Fluoroware, Inc. and Empak, Inc., dated June 1, 1999

10.16(i)	Metron Semiconductors Europa B.V. Investor Rights Agreement dated July 6, 1995

10.17(i)	STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998

Exhibit Number	Description of Document
10.18(i)*	PFA Purchase and Supply Agreement by and between E.I. Du Pont De Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999

10.19 (iii)	Form of Executive Change in Control Agreement the Company and certain senior executive officers of the Company.

10.20 (ii)	Asset Purchase Agreement of the Wafer and Reticle Carrier Business of Asyst Technologies, Inc. by Entegris, Inc. and Entegris Cayman Ltd. entered into as of February 11, 2003

10.21 (ii)*	Patent Assignment and Cross-License and Trademark License Agreement entered into as of February 11, 2003 by and between Entegris, Inc., Entegris Cayman Ltd., and Asyst Technologies, Inc.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-33668), filed with the Commission on July 10, 2000, as amended through the date hereof.
(ii)	Incorporated by reference from the Company’ s Report on Form 10-Q for the period ended March 1, 2003 filed by the Company April 15, 2003.
(iii)	Incorporated by reference from the Company’ s Report on Form 10-K for the year ended August 31, 2003, 2003 filed by the Company November 27, 2002.
(iv)	Incorporated by reference from the Company’s Report on Form 10-Q for the period ended February 28, 2004 filed by the Company April 13, 2004.
*	Confidential information has been omitted from these exhibits and filed separately with the SEC accompanied by a confidential treatment request pursuant to Rule 406 under the Securities Act of 1933, as amended.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt of Entegris are not filed, and in lieu thereof, Entegris agrees to furnish copies thereof to the SEC upon request.

(b) Reports on Form 8-K

On June 17, 2004, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release announcing the Company’s third quarter and year-to-date financial results for the period ended May 29, 2004.

On August 31, 2004, the Company filed a current report on Form 8-K to disclose that on August 16, 2004, Metron Technology N.V. (“Metron”), in which the Company holds a equity ownership, had entered into a Stock and Asset Purchase with Applied Materials, Inc. (“Applied”) and that, in connection therewith, the Company had entered into a voting and proxy agreement with Applied, also dated as of August 16, 2004, pursuant to which it agreed to vote its Metron shares in favor of the approval of the Purchase Agreement

(c) See Exhibits listed under Item 14(a)(3).

(d) Not applicable. See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s / James E. Dauwalter
James E. Dauwalter
President and Chief Executive Officer
Dated: November 11, 2004

/s / John D. Villas
John D. Villas
Chief Financial Officer
Dated: November 11, 2004

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

Signatures	Title	Date
/s / James A. Bernards	Director	November 11, 2004
James A. Bernards

/s/ James E. Dauwalter	President, Chief Executive Officer and Director	November 11, 2004
James E. Dauwalter

/s/ Stan Geyer	Chairman of the Board of Directors	November 11, 2004
Stan Geyer

/s / Paul L. H. Olson	Director	November 11, 2004
Paul L.H. Olson

/s / Gary F. Klingl	Director	November 11, 2004
Gary F. Klingl

/s / Roger D. McDaniel	Director	November 11, 2004
Roger D. McDaniel

/s / Brian F. Sullivan	Director	November 11, 2004
Brian F. Sullivan

/s / Donald M. Sullivan	Director	November 11, 2004
Donald M. Sullivan

/s / John D. Villas	Chief Financial Officer (Chief Financial & Accounting Officer)	November 11, 2004
John D. Villas