Form 10-Q
period 2004-11-27
ENTEGRIS INC
filed 2005-01-06
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at December 31, 2004
Common Stock, $0.01 Par Value	73,774,740

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 27, 2004

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	November 27, 2004	August 28, 2004
ASSETS

Current assets
Cash and cash equivalents	$78,252	$75,484
Short-term investments	61,166	57,696
Trade accounts receivable, net of allowance for doubtful accounts of $1,821 and $1,790	67,818	69,735
Trade accounts receivable due from affiliate	3,513	4,790
Inventories	45,931	45,186
Deferred tax assets	8,555	8,178
Other current assets	4,526	3,546

Total current assets	269,761	264,615

Property, plant and equipment, net of accumulated depreciation of $188,190 and $184,686	95,145	97,634

Other assets
Investments	7,176	7,146
Intangible assets, net of amortization	24,260	24,876
Goodwill	69,774	70,164
Other	2,669	2,611

Total assets	$468,785	$467,046

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$1,513	$1,492
Short-term borrowings	8,384	6,477
Accounts payable	14,752	15,768
Accrued liabilities	29,445	35,578
Income taxes payable	4,849	5,604

Total current liabilities	58,943	64,919

Long-term debt, less current maturities	19,630	18,898
Deferred tax liabilities	11,436	11,044
Contingent liabilities

Shareholders’ equity
Common stock, $0.01 par value; 200,000,000 authorized; issued and outstanding shares: 73,753,490 and 73,379,777	738	734
Additional paid-in capital	155,300	152,869
Deferred compensation expense	(4,095)	(1,586)
Retained earnings	221,606	216,963
Accumulated other comprehensive income	5,227	3,205

Total shareholders’ equity	378,776	372,185

Total liabilities and shareholders’ equity	$468,785	$467,046

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 27, 2004	November 29, 2003
Sales to non-affiliates	$83,514	$63,722
Sales to affiliate	7,100	4,954

Net sales	90,614	68,676
Cost of sales	53,605	41,147

Gross profit	37,009	27,529
Selling, general and administrative expenses	24,535	21,044
Engineering, research and development expenses	4,700	4,603

Operating income	7,774	1,882
Interest income, net	(341)	(42)
Other expense (income), net	394	(557)

Income before income taxes	7,721	2,481
Income tax expense	1,971	841
Equity in net loss of affiliates	11	3

Net income	$5,739	$1,637

Earnings per common share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

Weighted shares outstanding:
Basic	73,261	72,576
Diluted	75,066	75,867

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

Three months ended November 27, 2004	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive income
Balance at August 28, 2004	73,380	$734	$152,869	$(1,586)	$216,963	$3,205	$372,185
Shares issued pursuant to stock option plans	50	1	212	—	—	—	213
Deferred compensation related to restricted stock awards	547	5	2,950	(2,955)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	446	—	—	446
Repurchase and retirement of shares	(224)	(2)	(731)	—	(1,096)	—	(1,829)
Foreign currency translation adjustment	—	—	—	—	—	2,022	2,022	$2,022
Net income	—	—	—	—	5,739	—	5,739	5,739

Total comprehensive income								$7,761

Balance at November 27, 2004	73,753	$738	$155,300	$(4,095)	$221,606	$5,227	$378,776

Three months ended November 29, 2003	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 30, 2003	72,512	$725	$142,540	$—	$192,207	$2,193	$337,665
Shares issued pursuant to stock option plans	148	2	945	—	—	—	947
Deferred compensation related to restricted stock awards		—	2,748	(2,748)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	119	—	—	119
Foreign currency translation adjustment	—	—	—	—	—	1,185	1,185	$1,185
Net unrealized gain on marketable securities	—	—	—	—	—	491	491	491
Reclassification adjustment for gain on sales of equity investments included in earnings	—	—	—	—	—	(383)	(383)	(383)
Net income	—	—	—	—	1,637	—	1,637	1,637

Total comprehensive income								$2,930

Balance at November 29, 2003	72,660	$727	$146,233	$(2,629)	$193,844	$3,486	$341,661

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	November 27, 2004	November 29, 2003
OPERATING ACTIVITIES
Net income	$5,739	$1,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,807	6,607
Deferred compensation expense	446	119
Disposal of property and equipment	294	—
Gain on sale of investment in Metron Technology N.V.	—	(759)
Provision for doubtful accounts	31	(71)
Provision for deferred income taxes	96	—
Equity in net loss of affiliates	11	3
Gain on sale of property and equipment	(452)	(103)
Changes in operating assets and liabilities:
Trade accounts receivable	3,744	(1,334)
Trade accounts receivable due from affiliates	1,277	(732)
Inventories	(49)	(503)
Accounts payable and accrued liabilities	(8,470)	(4,589)
Other current assets	(896)	(439)
Income taxes payable and refundable income taxes	(805)	1,077
Other	33	806

Net cash provided by operating activities	6,806	1,719

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,243)	(3,512)
Purchases of intangible assets	(156)	(169)
Proceeds from sale of investment in Metron Technology N.V.	—	1,006
Proceeds from sales of property and equipment	2,081	238
Purchases of short-term investments	(13,216)	(10,240)
Maturities of short-term investments	9,746	6,712
Other	(13)	(21)

Net cash used in investing activities	(3,801)	(5,986)

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt	(2,621)	(7,067)
Proceeds from short-term borrowings and long-term debt	3,704	2,282
Repurchase of common stock	(1,829)	—
Issuance of common stock	213	947

Net cash used in financing activities	(533)	(3,838)

Effect of exchange rate changes on cash and cash equivalents	296	343

(Decrease) increase in cash and cash equivalents	2,768	(7,762)
Cash and cash equivalents at beginning of period	75,484	80,546

Cash and cash equivalents at end of period	$78,252	$72,784

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of November 27, 2004 and August 28, 2004, and the results of operations, shareholders’ equity and cash flows for the three months ended November 27, 2004 and November 29, 2003. Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 28, 2004. The results of operations for the three months ended November 27, 2004 and November 29, 2003 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The fiscal year ending August 27, 2005 comprises 52 weeks. In fiscal 2005, the Company’s interim quarters end on November 27, 2004, February 26, 2005 and May 28, 2005. The previous fiscal year ended on August 28, 2004 also comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”.

2.	Stock-Based Compensation

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized.

For employee stock options granted during the first three months of fiscal 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average fair value of options granted during the first three months of fiscal 2005 with all exercise prices equal to the market price at the date of grant was $5.68.

During September 2004, the Compensation and Stock Option Committee (the Committee) of the Company’s Board of Directors reviewed the Company’s stock-based compensation plans in light of evolving compensation practices and the anticipated issuance by the Financial Accounting Standards Board (FASB) of its revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123R) (subsequently issued in December 2004) which upon adoption requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s consolidated statement of operations based on their fair values. After consideration of various alternatives, the Committee approved the accelerated and full vesting of all unvested outstanding employee stock options with exercise prices above $9.21 issued prior to October 1, 2004. The effect of the vesting acceleration was the recognition of incremental additional stock-based employee compensation of approximately $2.4 million in the first quarter of fiscal 2005 in the Company’s pro forma disclosure below. This previously deferred stock-based employee compensation expense amount would otherwise in part have been recognized in the Company’s consolidated statement of operations in future periods after the adoption of SFAS 123R in the first quarter of fiscal 2006.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended
	November 27, 2004	November 29, 2003
Net income, as reported	$5,739	$1,637
Add stock-based compensation expense included in reported net earnings, net of tax	277	77
Deduct stock-based compensation expense under the fair value based method for all awards, net of tax	(3,862)	(1,719)

Pro forma net earnings (loss)	$2,154	$(5)

Basic net earnings per share, as reported	$0.08	$0.02
Pro forma basic net earnings (loss) per share	$0.03	$0.00

Diluted net earnings per share, as reported	$0.08	$0.02
Pro forma diluted net earnings (loss) per share	$0.03	$0.00

3.	Earnings per share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended
	November 27, 2004	November 29, 2003
Basic earnings per share-weighted common shares outstanding	73,261,000	72,576,000
Weighted common shares assumed upon exercise of stock options	1,805,000	3,291,000

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	75,066,000	75,867,000

4.	Inventories

Inventories consist of the following (in thousands):

	November 27, 2004	August 28, 2004
Raw materials	$16,906	$15,382
Work-in process	3,657	4,519
Finished goods	24,646	24,621
Supplies	722	664

Total inventories	$45,931	$45,186

5.	Comprehensive Income

For the three months ended November 27, 2004 and November 29, 2003 net income, items of other comprehensive income (loss) and comprehensive income are as follows (in thousands):

	Three months ended
	November 27, 2004	November 29, 2003
Net income	$5,739	$1,637
Items of other comprehensive income (loss):
Foreign currency translation	2,022	1,185
Net change in unrealized gain on marketable securities	—	491
Reclassification adjustment for realized gain on sale of marketable securities included in earnings	—	(383)

Comprehensive income	$7,761	$2,930

6.	Intangible Assets and Goodwill

As of November 27, 2004, goodwill amounted to approximately $69.8 million, about $0.4 million lower than the balance at the end of fiscal 2004. The reduction mainly reflected a purchase price adjustment related to an acquisition completed in May 2004. Other intangible assets, which include patents and other identifiable intangible assets, net of amortization, of approximately $24.3 million as of November 27, 2004, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

	As of November 27, 2004
Amortized intangible assets:	Gross carrying amount	Accumulated amortization
Patents	$19,404	$8,134
Unpatented technology	9,844	3,413
Employment and noncompete agreements	5,837	3,302
Other	6,550	2,526

	$41,635	$17,375

Aggregate amortization expense for the first three months of fiscal 2005 amounted to $1.3 million. Estimated amortization expense for the fiscal years 2005 to 2009 and thereafter is approximately $5.1 million, $4.7 million, $4.3 million, $3.9 million, $3.0 million and $4.5 million, respectively.

7.	Investment in Nortem N.V. (formerly Metron Technology N.V.)

Investments include the Company’s equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company’s investment in Nortem N.V. (Nortem) is accounted for as an available-for-sale security. At November 27, 2004, the Company owned approximately 1.1 million common shares of Nortem with a market value of $4.7 million based on the closing price of $4.43 per share on the NASDAQ Stock Market. At November 27, 2004, the unrealized gain on marketable securities was $1.5 million, net of taxes of $1.1 million.

On August 16, 2004, Metron Technology N.V. (Metron) announced that it had entered into an agreement with Applied Materials, Inc. (Applied), pursuant to which Applied would acquire the business assets of Metron. On December 14, 2004, Metron completed its sale to Applied of the outstanding shares of Metron’s worldwide operating subsidiaries and substantially all of the other assets held at the Metron level. As part of the sale, Applied assumed certain liabilities of Metron Technology N.V., paid to Metron $84,567,158 in cash and agreed to reimburse Metron for amounts related to certain Netherlands tax matters and obligations, and certain other costs and expenses. Immediately following the closing, Metron entered into liquidation and changed its name from Metron to Nortem NV. Nortem expects to pay cash distributions to shareholders in at least two cash distributions during the six-month period following the close of the transaction.

In the first quarter of fiscal 2004, the Company reported other income of $0.6 million, which included a gain of $0.8 million, or $0.5 million after tax, on the sale of 346,100 shares of Metron’s common stock.

8.	Warranty

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended November 27, 2004 and November 29, 2003 (in thousands):

	Three months ended
	November 27, 2004	November 29, 2003
Balance at beginning of fiscal year	$2,034	$2,065
Accrual for warranties issued during the period	329	147
Settlements during the period	(281)	(151)

Balance at end of period	$2,082	$2,061

9.	Segment information

The Company operates in one segment as it designs, develops, manufactures, markets and sells material integrity management products and services predominantly within the microelectronics industry. All products are sold on a worldwide basis. The following table summarizes total net sales by markets served for during the three-month periods ended November 27, 2004 and November 29, 2003 (in thousands):

	Three Months Ended
	November 27, 2004	November 29, 2003	Percentage change
Semiconductor	$73,032	$50,295	45%
Data storage	6,985	9,536	(27)
Services	6,989	4,800	46
Other	3,608	4,045	(11)

Net sales	$90,614	$68,676	32

10.	Income Taxes

The Company’s effective tax rate was 25.5% in the first quarter of fiscal 2005. This effective rate was lower than the U.S. statutory rate partly due to a $500,000 tax benefit recorded in the first quarter of fiscal 2005 related to the favorable resolution of a U.S. Federal income tax refund claim made by the Company.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. The deduction would be available to the Company in either fiscal 2005 or fiscal 2006. The Company has evaluated the effects of the Act on its plan for repatriation of foreign earnings and the related impact to its tax provision. The Company intends to continue to reinvest its undistributed international earnings in its international operations; therefore, no U.S. tax expense has been recorded to cover the repatriation of such undistributed earnings.

11.	Gain on sale of building

During the first quarter of fiscal 2005, the Company sold a facility in Minnesota for $2.1 million in cash. The gain on the sale of $0.4 million is classified within cost of goods sold.

12.	Contingent Liabilities

In September 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flur Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from the Company. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows. Accordingly, no amount has been accrued in the financial statements for such claim.

13.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123(R). The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the first quarter of fiscal 2006 beginning August 28, 2005. The Company is currently evaluating the impact of the adoption of SFAS 123R, which will result in additional pre-tax compensation expense in fiscal 2006 for remaining unvested stock options and any future stock option grants.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as required in fiscal year 2004. In September 2004, the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of EITF 03-1. The disclosures prescribed by EITF No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4, which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 Inventories in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The current fiscal year will end on August 27, 2005 and includes 52 weeks. The previous fiscal year ended on August 28, 2004 and also comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”.

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

Overall Summary of First Quarter Fiscal 2005 Financial Results For the first quarter of fiscal 2005, net sales increased 32% from last year’s first quarter, principally driven by the stronger sales of the Company’s semiconductor market product lines amid improved industry and global economic conditions. However, sales fell 9% sequentially from the fourth quarter of fiscal 2004, reflecting softening of demand, particularly for some capital-spending driven semiconductor product lines.

The Company reported higher gross profits and operating income for the quarter compared to the prior year’s first quarter, primarily due to the leverage associated with the stronger sales. Partly offsetting the improvement in operating income was increased selling, general and administrative expenses as described below, although such costs rose at a lower rate than the corresponding aforementioned sales increase. As a result, the Company reported improved net income for the period when compared to last year’s first quarter.

During the first quarter of fiscal 2005, the Company generated cash flows of $6.8 million from operations. Cash, cash equivalents and short-term investments were $139.4 million at the end of the first quarter of fiscal 2005, compared with $133.2 million at the end of the fourth quarter of fiscal 2004.

Based on its assessment of activity levels in the semiconductor industry and current incoming order rates, the Company anticipates sales to decrease 8% to 14% for its second quarter ending February 26, 2005 when compared to the most recently completed quarter.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.8 million at both November 27, 2004 and August 28, 2004.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. At November 27, 2004 and August 28, 2004, the Company’s reserve for sales returns and allowances was $1.3 million and $1.2 million, respectively.

The Company records a liability for estimated warranty claims. The amount of the accrual, which is classified as a current liability, is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At November 27, 2004 and August 28, 2004, the Company’s accrual for estimated future warranty costs was $2.1 million and $2.0 million, respectively. Both figures include $1.2 million in warranty liabilities recorded in connection with a fiscal 2003 acquisition.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or are reserved for fully. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $4.8 million at November 27, 2004 compared to $4.2 million at August 28, 2004.

The Company’s inventories comprise materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its molding equipment, are present. If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset grouping’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.

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

Income Taxes The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. In the preparation of the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet.

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its net deferred tax assets at either November 27, 2004 or August 28, 2004.

The Company establishes reserves for tax-related matters based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, it believes that certain positions are likely to be challenged and may not be probable of being sustained on review by tax authorities. These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. The deduction would be available to the Company in either fiscal 2005 or fiscal 2006. The Company has evaluated the effects of the Act on its plan for repatriation of foreign earnings and the related impact to its tax provision. The Company intends to continue to reinvest its undistributed international earnings in its international operations; therefore, no U.S. tax expense has been recorded to cover the repatriation of such undistributed earnings.

Three Months Ended November 27, 2004 Compared to Three Months Ended November 29, 2003

The following table compares quarterly results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	November 27, 2004	November 29, 2003
Net sales	100.0%	100.0%
Cost of sales	59.2	59.9

Gross profit	40.8	40.1
Selling, general and administrative expenses	27.1	30.6
Engineering, research and development expenses	5.2	6.7

Operating income	8.6	2.7
Interest income, net	(0.4)	(0.1)
Other expense (income), net	0.4	(0.8)

Income before income taxes and other items below	8.5	3.6
Income tax expense	2.2	1.2
Equity in net loss of affiliated companies	—	—

Net income	6.3	2.4

Net sales Net sales were $90.6 million in the first quarter of fiscal 2005, up 32% compared to $68.7 million in the first quarter of fiscal 2004. Sequentially, sales for the quarter were 9% lower than the fourth quarter of fiscal 2004. The following table summarizes total net sales by markets served for the three months ended November 27, 2004 and November 29, 2003 (in thousands), along with the year-to-year percentage change:

	Three Months Ended
	November 27, 2004	November 29, 2003	Percentage change
Semiconductor	$73,032	$50,295	45%
Data storage	6,985	9,536	(27)
Services	6,989	4,800	46
Other	3,608	4,045	(11)

Net sales	$90,614	$68,676	32

The semiconductor market generated 81% of the Company’s overall sales, compared to about 73% a year earlier, with sales up about 45% over the prior year’s first quarter. On a year-over-year basis, quarterly sales improved for most product groups, but were particularly strong for wafer carrier and fluid handling products.

Semiconductor market sales decreased from the 2004 fourth quarter to the 2005 first quarter by about 10%. Material-consumption-driven product sales were down slightly. Sales of test-assembly and packaging products increased slightly, while sales for ultra-pure chemical containers and wafer shippers declined in the mid-single digit percentage range. For capital-spending-driven products, sales decreased from the 2004 fourth quarter for 200 mm and below wafer handling products and fluid handling products. However, 300 mm-related product sales remained strong. In addition, sales of the Company’s highly-engineered fluid sensing and control products grew briskly.

Data storage market sales accounted for 8% percent of overall sales, compared to about 14% a year earlier, with sales down 27% from the year-ago period. Sequentially, from the fourth to first quarter, sales fell by 3%. Demand for rigid disc media for consumer products translated into stronger sales and bookings momentum toward the end of the first quarter. Therefore, indications are that data storage sales will improve in the second quarter of fiscal 2005.

Services market revenues accounted for 8% of Entegris’ overall sales, compared to about 7% a year ago, with a 46% improvement over the year ago quarter and essentially flat compared to fiscal 2004’s fourth quarter. There continued to be solid demand for the Company’s cleaning equipment and it continues to expand services offering in the semiconductor, data storage and life sciences markets. The Company anticipates second quarter sales to be flat or up modestly, depending on the timing of the acceptance for sales of cleaning equipment.

Life Sciences generated approximately 3% of Entegris’ overall sales. Sales declined 26% from last year’s first quarter and 19% from the 2004 fourth quarter. Order levels for Life Sciences’ products were strong during the quarter. However, lead-times in this market are much longer, particularly for the Company’s clean-in-place equipment offering. For example, lead-times for large “greenfield” constructions can extend over 1 year from our first engineering services sales to the delivery of the Company’s systems and products, while lead-times for facility expansions or upgrades can extend 16 to 18 weeks from order to shipment. Life Sciences sales for the second quarter are expected to remain near first quarter levels, but increase significantly during the second half of our fiscal 2005.

On a geographic basis, total sales to North America were 36%, Asia Pacific 33%, Europe 14% and Japan 17%. Sales increased from the first quarter 2004 to the first quarter 2005 in all geographic regions, most notably in the Asia Pacific region. Sales in North America improved by 19%. However, sales to that region fell from a 40% share of total Entegris sales a year earlier to 36% in the current year. Sales declined from the fiscal 2004’s fourth quarter in all geographic regions by about 15%, except in Japan where sales were down only about 6% because of relative strength in semiconductor products sales.

Based on current order rates, industry analyst expectations and other information, the Company expects that sales for the second quarter of fiscal 2005 will be 8% to 14% lower than sales levels experienced in the first quarter of fiscal 2005. However, conditions particularly for the semiconductor industry remain difficult to project. There remain considerable risks related to a variety of factors. Accordingly, the Company’s projection for next quarter is subject to uncertainty. In addition, industry volatility and uncertain market conditions make it difficult to forecast for future quarters.

Gross profit Gross profit in the first quarter of fiscal 2005 increased by $9.5 million to $37.0 million, an increase of 34% from the $27.5 million reported in the first quarter of fiscal 2004. The gross margin percentage for the fiscal 2004 first quarter was 40.8% versus 40.1% in the year-ago first quarter.

Gross margin for the quarter, although slightly better than the year-ago period, was below the Company’s expectation in light of the 32% sales increase. The Company’s gross margin was adversely affected by unfavorable product mix, underabsorption of manufacturing costs and inventory aging as sales declined. Slightly offsetting these factors was the inclusion of the gain of $0.4 million on the sale of a facility during the quarter.

Regarding sales mix, the Company experienced a shift away from unit- and consumption -based product lines during the first quarter that typically carry higher gross margins than other products. Based on its forecast, the Company expects a more favorable product mix for second quarter sales. As sales declined, the Company recorded a greater than expected addition to its inventory reserves which are driven by inventory movement history. In addition, although steps were taken to adjust variable costs such as temporary labor, gross margin was affected by lower utilization of the Company’s manufacturing capacity.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $3.5 million, or 17%, to $24.5 million in the first quarter of fiscal 2005, up from $21.0 million in the first quarter of fiscal 2004. Despite the increase in SG&A expenses, such costs, as a percent of net sales, decreased to 27.1% from 30.6%, with the effect of increased net sales more than offsetting the impact of higher SG&A costs. The year-to-year increase was primarily due to higher restricted stock expense ($0.3 million), higher sales commissions ($0.7 million), and incentive pay and donation accruals ($1.5 million).

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $4.7 million in the first quarter of fiscal 2005, up 2% from $4.6 million in the first quarter of fiscal 2004. ER&D expenses, as a percent of net sales, decreased to 5.2% from 6.7%, reflecting the higher net sales in the current year’s first quarter. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $0.3 million in the first quarter of fiscal 2005 compared to $42,000 in the year-ago period. The increase reflects the slightly higher rates of interest available on the Company’s investment in short-term debt securities as well as the higher average net invested balance compared to the year-ago period.

Other (income) expense, net Other expense was $0.4 million in the first quarter of fiscal 2005 compared to other income of $0.6 million in the first quarter of fiscal 2004. Other expense in the first quarter of fiscal 2005 primarily consisted of foreign currency transaction losses.

Included in other income in the first quarter of fiscal 2004 was a gain of $0.8 million, or $0.5 million after tax, on the sale of 346,100 shares of Metron Technology N.V. (Metron) common stock.

Income tax expense Income tax expense was $2.0 million in the first quarter of fiscal 2005 compared to income tax expense of $0.8 million in the first quarter of fiscal 2004. The effective tax rate was 25.5% in the first quarter of fiscal 2005, compared to 33.9% in the first quarter of fiscal 2004.

The lower rate in fiscal 2005 includes a $500,000 tax benefit that was recorded due to a final resolution of a U.S. Federal income tax refund claim made by the Company. The Company’s tax rate is also below the U.S. statutory rate due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities.

Based on the current analysis of its tax situation, the Company anticipates the effective tax rate for the full fiscal year 2005 to be about 32%, exclusive of the tax benefit noted above. However, tax calculations are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s effective tax rate during the remainder of the fiscal year.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. The deduction would be available to the Company in either fiscal 2005 or fiscal 2006. The Company has evaluated the effects of the Act on its plan for repatriation of foreign earnings and the related impact to its tax provision. The Company intends to continue to reinvest its undistributed international earnings in its international operations; therefore, no U.S. tax expense has been recorded to cover the repatriation of such undistributed earnings.

In addition, the Act includes numerous law changes that will affect the Company’s tax computations. The provisions of the Act include a new deduction for U.S. manufacturers and the repeal of the extraterritorial income exclusion. The Company is studying the new law to determine what impact, if any, the Act will have on its effective tax rate

Net income The Company recorded net income of $5.7 million, or $0.08 per diluted share, in the first quarter of fiscal 2005, compared to net income of $1.6 million, or $0.02 per diluted share, in the first quarter of fiscal 2004. Based on the range of sales forecasted above, the Company anticipates net income for the second quarter of fiscal 2005 in the range of $1.5 million to $3.0 million, or earnings per share of from $0.02 to $0.04.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $6.8 million in the first quarter of fiscal 2005. The Company’s net earnings of $5.7 million, combined with various noncash charges, including depreciation and amortization of $5.8 million, exceeded the impact of working capital demands. Working capital at November 27, 2004 stood at $210.8 million, up $11.1 million from August 28, 2004, and included $139.4 million in cash, cash equivalents and short-term investments.

Accounts receivable, net of foreign currency translation adjustments, decreased by $5.0 million, reflecting the quarter’s lower sales. However, days sales outstanding increased from 64 days at the beginning of the year to 71 days at the end of the first quarter.

Inventories were essentially flat with the fourth quarter of fiscal 2004 after accounting for foreign currency translation adjustments. The decline in work in process and finished goods inventories was offset by higher raw material inventory.

Accounts payable and accrued liabilities decreased by $8.5 million from the previous quarter mainly due to the payment of fiscal 2004 accrued incentive compensation.

Investing activities Cash flow used in investing activities totaled $3.8 million in the first quarter of fiscal 2005. Acquisition of property and equipment totaled $2.2 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures of $25 million during fiscal 2005, consisting mainly of spending on facilities expansions, manufacturing equipment, tooling and information systems.

The company had purchases of short-term investments, net of maturities, of $3.5 million during the quarter. Short-term investments stood at $61.2 million at November 27, 2004.

The Company’s investments include equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company’s investment in Nortem N.V. (Nortem) is accounted for as an available-for-sale security. At November 27, 2004, the Company owned approximately 1.1 million common shares of Nortem with a market value of $4.7 million based on the closing price of $4.43 per share on the NASDAQ Stock Market. On August 16, 2004, Metron Technology N.V. (Metron) announced that it had entered into an agreement with Applied Materials, Inc. (Applied), pursuant to which Applied would acquire the business assets of Metron. On December 14, 2004, Metron completed its sale to Applied of the outstanding shares of Metron’s worldwide operating subsidiaries and substantially all of the other assets held at the Metron level. As part of the sale, Applied assumed certain liabilities of Metron Technology N.V., paid to Metron $84,567,158 in cash and agreed to reimburse Metron for amounts related to certain Netherlands tax matters and obligations, and certain other costs and expenses. Immediately following the closing, Metron entered into liquidation and changed its name from Metron to Nortem NV. Nortem expects to pay cash distributions to shareholders in the range of approximately $4.74 to $4.80 per share, to be made in at least two cash distributions during the six-month period following the close of the transaction. As a result, fiscal 2005 earnings are expected to be positively affected by a pre-tax gain of approximately $2.8 million related to the liquidation of the Company’s investment in Nortem common stock based on estimated proceeds of $5.0 million.

Financing activities Cash used by financing activities totaled $0.5 million during the first quarter of fiscal 2005. The Company made payments of $2.6 million on borrowings, while proceeds from new borrowings totaled $3.7 million during the quarter.

The Company repurchased 223,600 common shares for $1.8 million as part of a 500,000 share repurchase authorization made by the Company board of directors in fiscal 2001. In addition, during the first quarter of fiscal 2005, the Company’s board of directors authorized a new $25 million share repurchase program. Repurchases will be funded from the company’s cash and short-term investment balances. Management believes this is a prudent use of cash. Under the programs, shares may be bought at management’s discretion from time to time, depending on market conditions, in open market transactions. The programs may be suspended or terminated at Entegris’ discretion.

The Company received proceeds of $0.2 million in connection with common shares issued under the Company’s stock option plans.

As of November 27, 2004, the Company’s sources of available funds comprised $78.3 million in cash and cash equivalents, $61.2 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with two domestic commercial banks with aggregate borrowing capacity of $40 million, with no borrowings outstanding at November 27, 2004 and lines of credit with six international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $17.8 million. Borrowings outstanding on these lines of credit were approximately $8.4 million at November 27, 2004.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of November 27, 2004, are $235 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

At November 27, 2004, the Company’s shareholders’ equity stood at $378.8 million compared to $372.2 million at the beginning of the year. The primary components of the increase included the Company’s net earnings of $5.7 million and an increase in other comprehensive income of $2.0 million, offset by the repurchase of the Company’s common shares for $1.8 million noted above.

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

On June 9, 2003, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission. As amended, up to 25 million shares of the Company’s common stock may be offered from time to time under the registration statement, including 17.5 million newly issued shares by Entegris and 7.5 million currently outstanding shares by certain shareholders of the Company. The Company stated that it would use the net proceeds from any future sale of new Entegris shares for general corporate purposes or to finance acquisitions. The Company would not receive any proceeds from any sale of shares by the selling shareholders. The shelf registration statement became effective as of May 19, 2004 and is effective for two years from that date.

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004. Among these risks and uncertainties are general economic conditions, the volatile and cyclical nature of the semiconductor industry, the risks associated with political and global market instability, including the impact of war, the ability of the Company to develop and protect its intellectual property, the risks associated with the acceptance of new products and services and the successful integration of acquisitions. Other factors could also cause the Company’s results to differ materially from those contained in its forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal market risks are sensitive to changes in interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at November 27, 2004 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.8 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At November 27, 2004, the company was party to forward contracts to deliver Japanese Yen and Euros with notional value of approximately $13.1 million and $3.0 million, respectively. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $3.0 million.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 27, 2004, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in internal control over financial reporting. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In September 2002, Lucent Technologies, Inc. named the Company as a defendant along with Poly-Flur Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. To date, Lucent has requested aggregate damages from all defendants in the range of $52 million, and has specifically requested damages of $12 million from the Company. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and, furthermore, has adequate insurance to cover any damages assessed against the Company and as such, does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows. Accordingly, no amount has been accrued in the consolidated financial statements for such claim.

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

On October 1, 2004, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release dated September 30, 2004 announcing the Company’s financial results for its fourth quarter and fiscal year ended August 28, 2004

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: January 6, 2005	/s/ James E. Dauwalter
James E. Dauwalter
President and Chief Executive Officer

Date: January 6, 2005	/s/ John D. Villas
John D. Villas
Chief Financial Officer