Form 10-Q
period 2005-02-26
ENTEGRIS INC
filed 2005-04-07
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 26, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $0.01 Par Value	73,983,002

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 26, 2005

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	February 26, 2005	August 28, 2004
ASSETS
Current assets
Cash and cash equivalents	$42,429	$42,309
Short-term investments	106,817	90,871
Marketable equity securities	4,833	—
Trade accounts receivable, net of allowance for doubtful accounts of $1,850 and $1,790	65,878	69,735
Trade accounts receivable due from affiliate	—	4,790
Inventories	42,930	45,186
Deferred tax assets	8,145	8,178
Other current assets	4,041	3,546

Total current assets	275,073	264,615

Property, plant and equipment, net of accumulated depreciation of $187,950 and $184,686	95,036	97,634

Other assets
Investments	2,515	7,146
Intangible assets, net of amortization	23,168	24,876
Goodwill	70,212	70,164
Other	2,534	2,611

Total assets	$468,538	$467,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,536	$1,492
Short-term borrowings	5,323	6,477
Accounts payable	12,520	15,768
Accrued liabilities	30,659	35,578
Income taxes payable	2,341	5,604

Total current liabilities	52,379	64,919

Long-term debt, less current maturities	20,246	18,898
Deferred tax liabilities	11,052	11,044
Contingent liabilities

Shareholders’ equity
Common stock, $0.01 par value; 200,000,000 authorized; issued and outstanding shares: 73,944,311 and 73,379,777	739	734
Additional paid-in capital	156,497	152,869
Deferred compensation expense	(3,526)	(1,586)
Retained earnings	226,080	216,963
Accumulated other comprehensive income	5,071	3,205

Total shareholders’ equity	384,861	372,185

Total liabilities and shareholders’ equity	$468,538	$467,046

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Sales to non-affiliates	$77,473	$72,367	$160,987	$136,089
Sales to affiliates	7,591	7,603	14,691	12,557

Net sales	85,064	79,970	175,678	148,646
Cost of sales	50,279	45,338	103,884	86,485

Gross profit	34,785	34,632	71,794	62,161
Selling, general and administrative expenses	24,442	23,345	48,977	44,389
Engineering, research and development expenses	4,389	4,821	9,089	9,424

Operating income	5,954	6,466	13,728	8,348
Interest income, net	(295)	(64)	(636)	(106)
Other (income) expense, net	(28)	(656)	366	(1,213)

Income before income taxes and other items below	6,277	7,186	13,998	9,667
Income tax expense	1,728	2,170	3,699	3,011
Equity in net loss (income) of affiliates	74	(7)	85	(4)

Net income	$4,475	$5,023	$10,214	$6,660

Earnings per common share:
Basic	$0.06	$0.07	$0.14	$0.09
Diluted	$0.06	$0.07	$0.14	$0.09

Weighted shares outstanding:
Basic	73,347	72,844	73,304	72,710
Diluted	75,429	76,629	75,247	76,248

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

Six months ended February 26, 2005	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 28, 2004	73,380	$734	$152,869	$(1,586)	$216,963	$3,205	$372,185
Shares issued pursuant to stock option plans	150	1	643	—	—	—	644
Shares issued pursuant to employee stock purchase plan	91	1	767	—	—	—	768
Deferred compensation related to restricted stock awards	547	5	2,949	(2,954)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	1,014	—	—	1,014
Repurchase and retirement of shares	(224)	(2)	(731)	—	(1,097)	—	(1,830)
Foreign currency translation adjustment	—	—	—	—	—	1,870	1,870	$1,870
Net unrealized loss on marketable securities	—	—	—	—	—	(4)	(4)	(4)
Net income	—	—	—	—	10,214	—	10,214	10,214

Total comprehensive income								$12,080

Balance at February 26, 2005	73,944	$739	$156,497	$(3,526)	$226,080	$5,071	$384,861

Six months ended February 28, 2004	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 30, 2003	72,512	$725	$142,540	$—	$192,207	$2,193	$337,665
Shares issued pursuant to stock option plans	402	4	2,288	—	(15)	—	2,277
Shares issued pursuant to employee stock purchase plan	73	1	793	—	—	—	794
Deferred compensation related to restricted stock awards	—	—	2,748	(2,748)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	488	—	—	488
Foreign currency translation adjustment	—	—	—	—	—	1,616	1,616	$1,616
Net unrealized loss on marketable securities	—	—	—	—	—	(543)	(543)	(543)
Reclassification adjustment for gain on sales of equity investments included in earnings	—	—	—	—	—	(566)	(566)	(566)
Net income	—	—	—	—	6,660	—	6,660	6,660

Total comprehensive income								$7,167

Balance at February 28, 2004	72,987	$730	$148,369	$(2,260)	$198,852	$2,700	$348,391

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	February 26, 2005	February 28, 2004
OPERATING ACTIVITIES
Net income	$10,214	$6,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,556	13,072
Deferred compensation expense	1,014	488
Disposal of property and equipment	294	243
Gain on sale of equity investment	—	(1,072)
Provision for doubtful accounts	59	(77)
Provision for deferred income taxes	87	—
Equity in net loss (income) of affiliates	85	(4)
Gain on sale of property and equipment	(217)	(464)
Changes in operating assets and liabilities:
Trade accounts receivable	5,093	(8,210)
Trade accounts receivable due from affiliate	4,790	(878)
Inventories	2,754	(5,230)
Accounts payable and accrued liabilities	(9,167)	5,259
Other current assets	(407)	(879)
Income taxes payable and refundable income taxes	(3,314)	6,969
Other	144	100

Net cash provided by operating activities	22,985	15,977

INVESTING ACTIVITIES
Acquisition of property and equipment	(7,139)	(9,552)
Acquisition of businesses, net of cash acquired	(454)	—
Purchases of intangible assets	(322)	(369)
Proceeds from sale of equity investment	—	2,007
Proceeds from sales of property and equipment	2,016	1,498
Purchases of short-term investments	(55,288)	(41,294)
Maturities of short-term investments	39,178	30,350
Other	—	(21)

Net cash used in investing activities	(22,009)	(17,381)

FINANCING ACTIVITIES
Principal payments on short-term borrowings and long-term debt	(9,133)	(9,471)
Proceeds from short-term borrowings and long-term debt	8,365	3,670
Repurchase of common stock	(1,830)	—
Issuance of common stock	1,413	3,071

Net cash used in financing activities	(1,185)	(2,730)

Effect of exchange rate changes on cash and cash equivalents	329	410

(Increase) in cash and cash equivalents	120	(3,724)
Cash and cash equivalents at beginning of period	42,309	52,746

Cash and cash equivalents at end of period	$42,429	$49,022

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of February 26, 2005 and August 28, 2004, the results of operations for the three months and six months ended February 26, 2005 and February 28, 2004, and shareholders’ equity and cash flows for the six months ended February 26, 2005 and February 28, 2004.

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation. In the second quarter of fiscal 2005, the Company began to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous periods ($33.2 million at August 28, 2004), and such amount has been reclassified in the accompanying financial statements to conform to the current period classification. This change in classification had no effect on the amounts of total current assets, total assets, net income, shareholders’ equity or cash flow from operations of the Company. All of the Company’s short-term investments are classified as available-for-sale at February 26, 2005 and are reflected as current assets based upon the Company’s intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of the Company’s business.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 28, 2004. The results of operations for the three months and six months ended February 26, 2005 and February 28, 2004 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The fiscal years ending August 27, 2005 and August 28, 2004 comprised 52 weeks. In fiscal 2005, the Company’s interim quarters end on November 27, 2004, February 26, 2005 and May 28, 2005. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”.

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

For employee stock options granted during the first six months of fiscal 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average fair value of options granted during the first six months of fiscal 2005 with all exercise prices equal to the market price at the date of grant was $5.62.

During September 2004, the Compensation and Stock Option Committee (the Committee) of the Company’s Board of Directors reviewed the Company’s stock-based compensation plans in light of evolving compensation practices and the anticipated issuance by the Financial Accounting Standards Board (FASB) of its revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123R)(subsequently issued in December 2004) which upon adoption requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s consolidated statement of operations based on their fair values. After consideration of various alternatives, the Committee approved the accelerated and full vesting of all unvested outstanding employee stock options with exercise prices above $9.21 issued prior to October 1, 2004. The effect of the vesting acceleration was the recognition of incremental additional stock-based employee compensation of approximately $6.0 million in the first quarter of fiscal 2005 in the Company’s pro forma disclosure below. This previously deferred stock-based employee compensation expense amount would otherwise in part have been recognized in the Company’s consolidated statement of operations in future periods after the adoption of SFAS 123R in the first quarter of fiscal 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income, as reported	$4,475	$5,023	$10,214	$6,660
Add stock-based compensation expense included in reported net earnings, net of tax	352	225	629	303
Deduct stock-based compensation expense under the fair value based method for all awards, net of tax	(1,655)	(2,054)	(9,335)	(3,774)

Pro forma net income	$3,172	$3,194	$1,508	$3,189

Basic net earnings per share, as reported	$0.06	$0.07	$0.14	$0.09
Pro forma basic net earnings per share	$0.04	$0.04	$0.02	$0.04

Diluted net earnings per share, as reported	$0.06	$0.07	$0.14	$0.09
Pro forma diluted net earnings per share	$0.04	$0.04	$0.02	$0.04

3. Earnings per share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Basic earnings per share-weighted common shares outstanding	73,347,000	72,844,000	73,304,000	72,710,000
Weighted common shares assumed upon exercise of stock options	2,082,000	3,785,000	1,943,000	3,538,000

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	75,429,000	76,629,000	75,247,000	76,248,000

4. Inventories

Inventories consist of the following (in thousands):

	February 26, 2005	August 28, 2004
Raw materials	$16,385	$15,382
Work-in process	2,432	4,519
Finished goods	23,421	24,621
Supplies	692	664

Total inventories	$42,930	$45,186

5. Comprehensive Income

For the three months and six months ended February 26, 2005 and February 28, 2004 net income, items of other comprehensive income (loss) and comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income	$4,475	$5,023	$10,214	$6,660
Items of other comprehensive income (loss):
Foreign currency translation (loss) gain	(152)	431	1,870	1,616
Net change in unrealized loss on marketable securities, net of tax	(4)	(1,034)	(4)	(543)
Reclassification adjustment for realized gain on sale of marketable securities included in earnings, net of tax	—	(183)	—	(566)

Comprehensive income	$4,319	$4,237	$12,080	$7,167

6. Intangible Assets and Goodwill

As of February 26, 2005, goodwill amounted to approximately $70.2 million. Other intangible assets, which include patents and other identifiable intangible assets, net of amortization, of approximately $23.2 million as of February 26, 2005, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

	As of February 26, 2005
Amortized intangible assets:	Gross carrying amount	Accumulated amortization
Patents	$19,542	$8,707
Unpatented technology	9,844	3,659
Employment and noncompete agreements	5,837	3,517
Other	6,576	2,748

	$41,799	$18,631

Aggregate amortization expense for the first six months of fiscal 2005 amounted to $2.5 million. Estimated amortization expense for the fiscal years 2005 to 2009 and thereafter is approximately $2.9 million (remainder of fiscal 2005), $4.8 million, $4.3 million, $3.9 million, $3.0 million and $4.2 million, respectively.

7. Marketable Equity Securities

Marketable securities include the Company’s equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company’s investment in Nortem N.V. (Nortem) is accounted for as an available-for-sale security. At February 26, 2005, the Company owned approximately 1.1 million common shares of Nortem with a market value of $4.8 million based on the closing price of $4.59 per share on the NASDAQ Stock Market. At February 26, 2005, the unrealized gain on marketable securities was $1.6 million, net of taxes of $1.1 million.

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

On February 25, 2005, Nortem announced its intention to pay the first of two distributions to shareholders of record as of March 4, 2005, to be payable March 11, 2005, in the amount of $3.75 per share. A second distribution in the amount of $0.95 to $1.04 per share was also indicated, the timing of which is subject to various regulatory factors. Accordingly, based on the Company’s carrying value of $2.00 per share and the indicated amount of the first cash distribution, the Company expects to record pre-tax gain of approximately $1.8 million in the third quarter (to be reflected as “Other income” in the Company’s results of operations). In addition, all proceeds received in the final distribution would be recorded as “Other income”. The Company is currently determining the tax ramifications of the proposed distributions.

Since the Company expects to receive the proceeds described above within twelve months, the Company has classified its investment in Nortem as a current asset as of February 26, 2005. In addition, as a result of the liquidation of Nortem, Nortem ceased to be an affiliate of the Company as of February 25, 2005. Accordingly, the Company no longer classifies its trade receivable due from Nortem separately in the accompanying balance sheet, nor will future sales to Applied be categorized as sales to affiliates.

In the first quarter of fiscal 2004, the Company reported other income of $0.6 million, which included a gain of $0.8 million, or $0.5 million after tax, on the sale of 346,100 shares of Metron’s common stock.

8. Warranty

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability for the three months and six months ended February 26, 2005 and February 28, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	February 26, 2005	February 26, 2005	February 26, 2005	February 28, 2004
Balance at beginning of period	$2,082	$2,061	$2,034	$2,065
Accrual for warranties issued during the period	293	133	622	280
Settlements during the period	(304)	(252)	(585)	(403)

Balance at end of period	$2,071	$1,942	$2,071	$1,942

9. Segment information

The Company operates in one segment as it designs, develops, manufactures, markets and sells material integrity management products and services predominantly within the microelectronics industry. All products are sold on a worldwide basis. The following table summarizes total net sales by markets served for the three months and six months ended February 26, 2005 and February 28, 2004, along with the year-to-year percentage changes (in thousands):

	Three Months Ended			Six Months Ended
	February 26, 2005	February 28, 2004	Percentage change	February 26, 2005	February 28, 2004	Percentage change
Semiconductor	$64,525	$62,890	3%	$137,354	$113,185	21%
Data Storage	9,964	9,035	10	16,949	18,571	(9)
Services	7,059	4,464	58	14,048	9,264	52
Other	3,516	3,581	(2)	7,327	7,626	(4)

Net sales	$85,064	$79,970	6	$175,678	$148,646	18

10. Income Taxes

The Company’s effective tax rate was 26.4% in the first six months of fiscal 2005. This effective rate was lower than the U.S. statutory rate partly due to a $500,000 tax benefit recorded in the first quarter of fiscal 2005 related to the favorable resolution of a U.S. Federal income tax refund claim made by the Company.

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

13. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R)

requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123(R). The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the first quarter of fiscal 2006 beginning August 28, 2005. The Company is currently evaluating the impact of the adoption of SFAS 123R, which will result in additional pre-tax compensation expense in fiscal 2006 for remaining unvested stock options and any future stock option grants. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other factors.

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

14. Subsequent Event

The Company entered into an Agreement and Plan of Merger dated as of March 21, 2005 (the “Merger Agreement”) with Mykrolis Corporation, a Delaware corporation (“Mykrolis”), and Eagle DE, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Eagle Delaware”). In addition, pursuant to the Merger Agreement, the Company entered into an Agreement and Plan of Merger as of March 21, 2005 (the “Reincorporation Merger Agreement”) and together with the Merger Agreement, the “Merger Agreements”) with Eagle Delaware.

Mykrolis Corporation is a developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. In addition, its products are used to manufacture flat-panel displays, high-purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber-optic cables. Mykrolis’s sales for the year ended December 31, 2004 were approximately $289 million.

Under the terms of the Merger Agreements, Entegris will reincorporate in Delaware by merging (the “Reincorporation Merger”) into Eagle Delaware and each share of Entegris common stock, par value $0.01 per share, will be automatically exchanged for one fully paid and nonassessable share of Eagle Delaware common stock, par value $0.01 per share (“Eagle Delaware Common Stock”). In addition, Eagle Delaware will assume all options and restricted stock units then outstanding under Entegris’ existing equity incentive plans, and such options will be exercisable for, and such restricted stock units will be exchangeable for, shares of Eagle Delaware Common Stock, but otherwise on the same terms as were applicable to such options and restricted stock units prior to the Reincorporation Merger. Immediately following the Reincorporation Merger, Mykrolis will be merged (the “Merger”) into Eagle Delaware. In the Merger, each outstanding share of Mykrolis common stock, par value $0.01 per share (“Mykrolis Common Stock”), will be automatically converted into the right to receive 1.39 (the “Exchange Ratio”) fully paid and nonassessable shares of Eagle Delaware Common Stock. In addition, upon completion of the Merger, Eagle Delaware will assume all options then outstanding under Mykrolis’ existing equity incentive plans, each of which will be exercisable for a number of shares of Eagle Delaware Common Stock (and at an exercise price) adjusted to reflect the Exchange Ratio. In connection with the mergers, the name of Eagle Delaware will be changed to Entegris, Inc.

Completion of the Reincorporation Merger and the Merger is subject to several conditions, including approval by Mykrolis’ stockholders, approval by Entegris’ shareholders, effectiveness of the Form S-4 registration statement to be filed with the Securities and Exchange Commission, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The Company and Mykrolis expect to close the transaction during the third calendar quarter of 2005.

The Merger Agreement provides that the board of directors of Eagle Delaware following the Merger will consist of eleven directors, including five directors selected from the current Mykrolis board, five directors selected from the current Entegris board and one independent director chosen by the new Eagle Delaware board of directors after the Merger.

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

Overall Summary of Second Quarter Fiscal 2004 Financial Results For the second quarter of fiscal 2005, net sales increased 6% from last year’s second quarter, but fell 6% sequentially from the first quarter of fiscal 2005 reflecting softening of demand for some semiconductor product lines.

The Company reported flat gross profits compared to last year’s second quarter. Combined with increased SG&A expenses and the absence of other income recorded a year earlier, the Company reported an 11% reduction in net income to $4.5 million for the period. When compared to the current fiscal year’s first quarter, gross profits fell by 6% in line with the sales decrease, leading to a 22% decline in net earnings, despite slight reductions in SG&A and ER&D expenses.

During the second quarter of fiscal 2005, the Company generated cash flows of $16.2 million from operations. Cash, cash equivalents and short-term investments were $149.2 million at the end of the second quarter of fiscal 2005, compared with $133.2 million at the end of the fourth quarter of fiscal 2004.

Based on its assessment of activity levels in the semiconductor industry and current incoming order rates, and the expectation of strong demand for its data storage products, the Company expects sales for its third quarter ending May 28, 2005 to increase slightly compared to second-quarter results. Based on the sales expectation noted above and depending on product mix, the Company anticipates net income for the third quarter of fiscal 2005 in the range of $5.0 million to $6.0 million, or earnings per share of from $0.07 to $0.08.

Subsequent Event The Company entered into an Agreement and Plan of Merger with Mykrolis Corporation on March 21, 2005. Mykrolis Corporation is a developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. In addition, its products are used to manufacture flat-panel displays, high-purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber-optic cables. Mykrolis’s sales for the year ended December 31, 2004 were approximately $289 million. The Company and Mykrolis expect to close the transaction during the third calendar quarter of 2005.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.9 million and $1.8 million at February 26, 2005 and August 28, 2004, respectively.

A reserve for sales returns and allowances is established based on historical trends and current trends in product returns. At February 26, 2005 and August 28, 2004, the Company’s reserve for sales returns and allowances was $0.8 million and $1.2 million, respectively.

The Company records a liability for estimated warranty claims. The amount of the accrual, which is classified as a current liability, is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At February 26, 2005 and August 28, 2004, the Company’s accrual for estimated future warranty costs was $2.1 million and $2.0 million, respectively. Both figures include $1.2 million in warranty liabilities recorded in connection with a fiscal 2003 acquisition.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or are reserved for fully. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $5.2 million at February 26, 2005 compared to $4.2 million at August 28, 2004.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its net deferred tax assets at either February 26, 2005 or August 28, 2004.

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

Three and Six Months Ended February 26, 2005 Compared to Three and Six Months Ended February 26, 2004

The following table compares quarterly results with year-ago results, as a percent of sales, for each caption.

	Three Months Ended		Six Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1	56.7	59.1	58.2

Gross profit	40.9	43.3	40.9	41.8
Selling, general and administrative expenses	28.7	29.2	27.9	29.9
Engineering, research and development expenses	5.2	6.0	5.2	6.3

Operating income	7.0	8.1	7.8	5.6
Interest income, net	(0.3)	(0.1)	(0.4)	(0.1)
Other (income) expense, net	—	(0.8)	0.2	(0.8)

Income before income taxes and other items below	7.4	9.0	8.0	6.5
Income tax expense	2.0	2.7	2.1	2.0
Equity in net loss (income) of affiliate	—	—	—	—

Net income	5.3	6.3	5.8	4.5

Effective tax rate	27.5%	30.2%	26.4%	31.1%

Net sales Net sales were $85.1 million in the second quarter of fiscal 2004, up 6% compared to $80.0 million in the second quarter of fiscal 2004. Sequentially, sales for the quarter were 6% lower than the first quarter of fiscal 2005. Net sales for the first six months of fiscal 2005 were $175.7 million, up 18% from $148.6 million in the comparable year-ago period. Net sales for the three months and six months ended February 28, 2004 included favorable foreign currency effects, primarily related to the strengthening of the Japanese yen, in the amounts of $0.5 million and $0.8 million, respectively.

The following table summarizes total net sales by markets served for the three and six months ended February 26, 2005 and February 28, 2004 (in thousands), along with the year-to-year percentage changes:

	Three Months Ended			Six Months Ended
	February 26, 2005	February 28, 2004	Percentage change	February 26, 2005	February 28, 2004	Percentage change
Semiconductor	$64,525	$62,890	3%	$137,354	$113,185	21%
Data storage	9,964	9,035	10	16,949	18,571	(9)
Services	7,059	4,464	58	14,048	9,264	52
Other	3,516	3,581	(2)	7,327	7,626	(4)

Net sales	$85,064	$79,970	6	$175,678	$148,646	18

The semiconductor market generated 76% of the Company’s overall sales, compared to about 79% a year earlier, with sales up about 3% over the prior year’s second quarter. On a year-over-year basis, quarterly sales were flat or down for most product groups, but were particularly strong for wafer carrier and fluid handling products.

Semiconductor market sales decreased from the 2005 first quarter to the fiscal 2005 second quarter by about 11%. Material-consumption-driven product sales were down 12%. For capital-spending-driven products, sales decreased declined about 11% from first quarter fiscal 2005 levels. However, 300 mm-related product sales remained strong.

Data storage market sales accounted for 12% percent of overall sales, compared to about 11% a year earlier, with sales up 10% from the year-ago period. Sequentially, sales were up by 43%. Demand for rigid disc media for consumer products translated into stronger sales and bookings momentum toward the end of the first quarter and continued to be solid throughout the second quarter.

Services market revenues accounted for 8% of Entegris’ overall sales, compared to about 6% a year ago, with a 58% improvement over the year ago quarter, but were essentially flat compared to fiscal 2005’s first quarter. There continued to be solid demand for the Company’s cleaning equipment and it continues to expand services offering in the semiconductor, data storage and life sciences markets.

Life Sciences generated approximately 3% of Entegris’ overall sales. Sales declined 15% from last year’s first quarter and 3% from this year’s first quarter. Order levels for Life Sciences’ products were strong during the quarter. However, lead-times in this market are much longer, particularly for the Company’s clean-in-place equipment offering. For example, lead-times for large “greenfield” constructions can extend over one year from our first engineering services sales to the delivery of the Company’s systems and products, while lead-times for facility expansions or upgrades can extend 16 to 18 weeks from order to shipment.

On a geographic basis, total sales to North America were 37%, Asia Pacific 32%, Europe 16% and Japan 15%. Compared to the 2005 first quarter, sales improved in Asia Pacific by about 9% due to strength in the Data Storage market. Sales in Japan declined 17%, primarily because of lower wafer carrier sales and weakness for fluid-handling products. North American and European sales both declined by 2%. Sales increased from the second quarter 2004 to the second quarter 2005 in all geographic regions, except in Japan where sales were down 9% because of weakness in semiconductor products sales.

Based on current order rates, industry analyst expectations and other information, the Company expects sales to be flat to slightly up sequentially from second-quarter levels. Economic conditions, particularly for the semiconductor industry, remain difficult to project. There remain considerable risks related to a variety of factors. Accordingly, the Company’s projection for next quarter is subject to uncertainty. In addition, industry volatility and uncertain market conditions make it difficult to forecast for future quarters.

Gross profit Gross profit in the second quarter of fiscal 2005 of $34.8 million were nearly flat with the $34.6 million reported in the second quarter of fiscal 2004. For the first six months of fiscal 2005, gross profit was $71.8 million, up 15% from $62.2 million recorded in the first six months of fiscal 2004. As a percentage of net sales, gross margins for the second quarter and first six months of the fiscal year were 40.9 % and 40.9%, respectively, compared to 43.3% and 41.8%, respectively, in the comparable periods a year ago.

Despite the 6% sales increase compared to last year’s second quarter, gross profits rose only marginally in the second quarter of fiscal 2005. This was mainly the result of a change in product mix, with a relative shift from unit- and consumption-based products, margins of which benefit from more automation and less volatile order patterns, and an increase in Services market revenues.

On a sequential basis, the Company’s second quarter gross margin percentage of 40.9% was essentially unchanged from the first quarter figure of 40.8%. This was slightly better than expected in light of sequential reductions in sales of over $5.6 million and in inventory of $3.0 million, as sales and inventory declines negatively impact margins because of the resulting reduction in overhead absorption. During the quarter, the company continued to trim its temporary staffing in manufacturing, which helped to improve margins.

Margins also began to reflect higher raw material prices, primarily because of polymer price increases. Polymers make up approximately 30% of the Company’s cost of goods sold. The worldwide demand for oil-based polymers is very high and supply has not kept pace, leading suppliers to pass pricing increases onto their customers, including Entegris. The Company is managing this very closely. The margin impact from these price increases is under 50 basis points year-to-date. Long-term contracts for some polymers have helped mitigate the effects of this situation. In addition, the Company has begun to go to its customers with price increases to offset these higher costs. Other companies in the industry are taking this approach as well.

Year-to-date gross profit included a gain of $0.4 million on the sale of a facility during the first quarter.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased by $1.1 million, or 5%, to $24.4 million in the second quarter of fiscal 2005 from $23.3 million in the second quarter of fiscal 2004. SG&A expenses for the second quarter were down slightly from the first quarter of fiscal 2005. On a year-to-year basis, SG&A expenses rose by $4.6 million, or 10% to $49.0 million compared to $44.4 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 27.9% from 29.9% a year ago. This decline reflects the higher SG&A costs being more than offset by the Company’s increase in net sales.

The year-over-year increase for the quarter was due to higher sales commissions ($0.4 million) and increased incentive pay, profit-sharing and donation accruals ($0.4 million). The year-to-year increase for the six-month period was primarily due to higher restricted stock expense ($0.5 million), higher sales commissions ($1.2 million), and incentive pay and donation accruals ($1.9 million).

Engineering, research and development expenses Engineering, research and development (ER&D) expenses fell by $0.4 million, or 9%, to $4.4 million in the second quarter of fiscal 2005 as compared to $4.8 million for the same period in fiscal 2004. ER&D expenses decreased $0.3 million, or 4%, to $9.1 million in the first six months of fiscal 2005 as compared to $9.4 million in the year-ago period. ER&D expenses, as a percent of net sales, decreased to 5.2% from 6.3%, mainly reflecting the Company’s higher net sales. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $0.3 million in the second quarter of fiscal 2005 compared to $64,000 in the year-ago period. Net interest income was $0.6 million in the first half of fiscal 2005 compared to $0.1 million in the first half of fiscal 2004. The increases reflects higher average net invested balance as well as slightly higher rates of interest available on the Company’s investment in short-term debt securities compared to a year ago.

Other expense (income), net Other income was nominal in the second quarter of fiscal 2005 compared to other income of $0.7 million in the year-ago quarter. Other expense was $0.4 million in the first half of fiscal 2005 compared to other income of $1.2 million in the first half of fiscal 2003.

Other expense in the first half of fiscal 2005 primarily consisted of foreign currency transaction losses.

Included in other income in the three months and six months ended February 28, 2004 were gains of $0.3 million and $1.1 million, respectively, on the sale of 121,100 and 467,200 shares, respectively, of Nortem N.V. (formerly Metron Technology N.V.) common stock.

Income tax expense (benefit) The Company recorded income tax expense of $1.7 million for the second quarter of fiscal 2005 compared to income tax expense of $2.2 million for the second quarter a year earlier. For the first half of fiscal 2005, the Company booked income tax expense of $3.7 million compared to income tax expense of $3.0 million in the first six months of fiscal 2004.

The effective year-to-date tax rate is 26.4% in fiscal 2005, compared to 31.1% for the first half of fiscal 2004. The lower rate in fiscal 2005 includes a $500,000 tax benefit that was recorded due to a final resolution of a U.S. Federal income tax refund claim made by the Company. The Company’s tax rate is also below the U.S. statutory rate due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities.

Based on the current analysis of its tax situation, the Company anticipates the effective tax rate for the full fiscal year 2005 to be about 30%, exclusive of the tax benefit of $500,000 noted above. However, tax calculations are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s effective tax rate during the remainder of the fiscal year.

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

In addition, the Act includes numerous law changes that will affect the Company’s tax computations. The provisions of the Act include a new deduction for U.S. manufacturers and the repeal of the extraterritorial income exclusion. The Company is studying the new law to determine what impact, if any, the Act will have on its effective tax rate in future fiscal years.

Net income The Company recorded net income of $4.5 million, or $0.06 per diluted share, in the second quarter of fiscal 2005, compared to net income of $5.0 million, or $0.07 per diluted share, in the second quarter of fiscal 2004. For the six months ended February 26, 2005, the Company recorded net income of $10.2 million, or $0.14 per diluted share, compared to net income of $6.7 million, or $0.09 per diluted share, in the comparable period a year ago.

Based on the range of sales forecasted above, the Company anticipates net income for the third quarter of fiscal 2005 in the range of $5.0 million to $6.0 million, or earnings per share of from $0.07 to $0.08, including the expected gain on the Company’s Nortem investment.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $23.0 million in the first half of fiscal 2005. The cash flow generated from operations mainly reflected the Company’s net earnings of $10.2 million, combined with various noncash charges, including depreciation and amortization of $11.6. The net impact of working capital demands was nominal. Working capital at February 26, 2005 stood at $222.7 million, up $23.0 million from August 28, 2004, and included $149.2 million in cash, cash equivalents and short-term investments.

After accounting for foreign currency translation adjustments, inventories decreased by $2.8 million from August 28, 2004. The decrease mainly reflected the lower work-in-process and finished goods associated with the Company’s decreased sales activity. Accounts receivable, net of foreign currency translation adjustments, decreased by $9.9 million, reflecting the quarter’s lower sales. However, days sales outstanding increased slightly from 64 days at the beginning of the year to 66 days at the end of the second quarter. Accounts payable and accrued liabilities decreased by $9.2 million from August 28, 2004 mainly due to the payment of fiscal 2004 accrued incentive compensation.

Investing activities Cash flow used in investing activities totaled $22.0 million in the first half of fiscal 2005. Acquisition of property and equipment totaled $7.1 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects capital expenditures in the range of $20 million to $25 million during fiscal 2005, consisting mainly of spending on facilities expansions, manufacturing equipment, tooling and information systems.

The company had purchases of short-term investments, net of maturities, of $16.1 million during the first half of fiscal 2005. Short-term investments stood at $106.8 million at February 26, 2005.

The Company’s investments include equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company’s investment in Nortem N.V. (Nortem) is accounted for as an available-for-sale security. At February 26, 2005, the Company owned approximately 1.1 million common shares of Nortem with a market value of $4.8 million based on the closing price of $4.59 per share on the NASDAQ Stock Market. On August 16, 2004, Metron Technology N.V. (Metron) announced that it had entered into an agreement with Applied Materials, Inc. (Applied), pursuant to which Applied would acquire the business assets of Metron. On December 14, 2004, Metron completed its sale to Applied of the outstanding shares of Metron’s worldwide operating subsidiaries and substantially all of the other assets held at the Metron level. Immediately following the closing, Metron entered into liquidation and changed its name from Metron to Nortem NV. On February 25, 2005, Nortem announced its intention to pay the first of two distributions to shareholders of record as of March 4, 2005, to be payable March 11, 2005, in the amount of $3.75 per share. A second distribution in the amount of $0.95 to $1.04 per share was also indicated, the timing of which is subject to various regulatory factors. As a result, fiscal 2005 earnings are expected to be positively affected by a pre-tax gain of approximately $2.9 million related to the liquidation of the Company’s investment in Nortem common stock based on estimated proceeds of $5.0 million.

Financing activities Cash used by financing activities totaled $1.2 million during the first six months of fiscal 2005. The Company made payments of $9.1 million on borrowings, while proceeds from new borrowings totaled $8.4 million during the first half of fiscal 2005. In addition, the Company received proceeds of $1.4 million in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

The Company repurchased 223,600 common shares for $1.8 million, all of which occurred in the first quarter of fiscal 2005, as part of a 500,000 share repurchase authorization made by the Company board of directors in fiscal 2001. In addition, also during the first quarter of fiscal 2005, the Company’s board of directors authorized a new $25 million share repurchase program. Repurchases will be funded from the company’s cash and short-term investment balances. Management believes this is a prudent use of cash. Under the programs, shares may be bought at management’s discretion from time to time, depending on market conditions, in open market transactions. The programs may be suspended or terminated at Entegris’ discretion.

As of February 26, 2005, the Company’s sources of available funds comprised $42.4 million in cash and cash equivalents, $106.8 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with two domestic commercial banks with aggregate borrowing capacity of $40 million, with no borrowings outstanding at February 26, 2005 and lines of credit with six international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $17.4 million. Borrowings outstanding on these lines of credit were approximately $5.3 million at February 26, 2005.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including ratios requiring a fixed charge coverage of not less than 1.10 to 1.00 and a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated and domestic tangible net worth, which, as of February 26, 2005, are $238 million and $125 million, respectively, while also maintaining consolidated and domestic aggregate amounts of cash and short-term investments of not less than $75 million and $40 million, respectively.

At February 26, 2005, the Company’s shareholders’ equity stood at $384.9 million compared to $372.2 million at the beginning of the year. The primary components of the increase included the Company’s net earnings of $10.2 million and an increase in other comprehensive income of $1.9 million, offset by the repurchase of the Company’s common shares for $1.8 million noted above.

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

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 and its quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends in the countries in which the Company operates; currency exchange risks; the continued strength of the industries in which the Company operates; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation in the countries in which the Company operates, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the products and the ability of the Company to satisfy the conditions to closing specified in the Merger Agreements with Mykrolis.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal market risks are sensitive to changes in interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at February 26, 2005 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $0.9 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At February 26, 2005, the company was party to forward contracts to deliver Japanese Yen and Euros with notional value of approximately $11.7 million and $3.0 million, respectively. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $3.0 million.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 25, 2005, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

(b) Changes in internal control over financial reporting. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In September 2002, Lucent Technologies, Inc. and its insurers named the Company as one of several defendants in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January 2000. In late February of 2005, Lucent served a demand increasing its requested damages from the Company to $35 million in addition to plaintiffs’ demand for punitive damages. This case is currently scheduled for trial in September of 2005. While the outcome of this matter cannot be predicted with any certainty, based on the information to date, the Company believes that it has valid defenses to the claims and does not believe that the matter will have a material adverse effect on its financial position, operating results or cash flows. Accordingly, no amount has been accrued in the consolidated financial statements for such claim.

The Company does have insurance coverage that may apply to plaintiff’s claims, other than claims for punitive damages. The insurer having the largest exposure for payment of covered claims is no longer issuing new insurance and has filed a commercial run-off plan with the Illinois Division of Insurance. The Illinois Division of Insurance has substantial discretion to control the insurer. Consequently, these circumstances could possibly prevent payment by that insurer of some or all of its covered claims. For these reasons, the Company cannot give absolute assurance as to what portion of the plaintiffs’ claims, if sustained, would be satisfied by insurance coverage.

Item 4. Submission of Matters to a Vote of Security Holders

The Entegris, Inc. Annual Meeting of Shareholders was held on January 18, 2005. There were 73,539,756 outstanding shares of common stock on the record date for the Annual Meeting; 69,720,968, or 94.81%, of the outstanding shares were represented in person or by proxy at the meeting. The results of the vote of shareholders are shown below.

	Number of Shares
Election of Class III Directors:	For	Withheld
Gary F. Klingl	67,405,791	2,315,177
Roger D. McDaniel	68,220,287	1,500,681
Paul L.H. Olson	68,379,797	1,341,171
Brian F. Sullivan	49,435,428	20,285,540
Donald M. Sullivan	68,376,035	1,344,933

	In Favor	Against	Abstain	Broker Non- Votes
To ratify and approve the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending August 27, 2005.	69,599,243	51,013	70,712	—

To approve an amendment to the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan to prohibit the repricing of stock options once awarded.	59,556,935	217,473	37,233	9,909,327

To approve an amendment to the Entegris, Inc. Outside Directors’ Plan to allow the grant of restricted stock awards.	55,476,357	4,071,105	264,179	9,909,327

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Articles of Incorporation of Entegris, Inc., as amended

3.2	Amended and Restated Bylaws of Entegris, Inc.

10.1(i)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.

10.2(i)	Agreement and Plan of Merger, entered into as of March 21, 2005, by and between Entegris, Inc. and Eagle DE, Inc.

10.3	Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan, as amended

10.4	Entegris, Inc. Outside Directors’ Option Plan, as amended

10.5	Sixth Amendment to Credit Agreement, dated as of October 5, 2004, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

10.6	Seventh Amendment to Credit Agreement, dated as of February 25, 2005, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank Entegris

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Incorporated by reference from the Company’s Report on Form 8-K filed by the Company on March 21, 2005.
(b)	Reports on Form 8-K

On December 16, 2004, the Company filed a current report on Form 8-K to furnish a copy of the Company’s press release dated December 16, 2004 reporting the Company’s financial results for its first quarter ended November 27, 2004.

On January 20, 2005, the Company filed a current report on Form 8-K to report that Michael W. Wright was being named President of the Company in addition to his current title of Chief Operating Officer. The Company’s Board of Directors had ratified Mr. Wright’s appointment on January 18, 2005.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 7, 2005	/s/ James E. Dauwalter
James E. Dauwalter
Chief Executive Officer

Date: April 7, 2005	/s/ John D. Villas
John D. Villas
Chief Financial Officer