Form 10-Q
period 2005-05-28
ENTEGRIS INC
filed 2005-07-07
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, $0.01 Par Value	74,360,102

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MAY 28, 2005

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	May 28, 2005	August 28, 2004
ASSETS
Current assets
Cash and cash equivalents	$72,226	$42,309
Short-term investments	91,361	90,871
Trade accounts receivable, net of allowance for doubtful accounts of $1,888 and $1,790	65,567	69,735
Trade accounts receivable due from affiliate	—	4,790
Inventories	44,259	45,186
Deferred tax assets	9,619	8,178
Other current assets	3,158	3,546

Total current assets	286,190	264,615

Property, plant and equipment, net of accumulated depreciation of $188,239 and $184,686	96,310	97,634

Other assets
Investments	2,467	7,146
Intangible assets, net of amortization	22,294	24,876
Goodwill	70,788	70,164
Other	3,947	2,611

Total assets	$481,996	$467,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,905	$1,492
Short-term borrowings	—	6,477
Accounts payable	16,815	15,768
Accrued liabilities	33,470	35,578
Income taxes payable	5,627	5,604

Total current liabilities	57,817	64,919

Long-term debt, less current maturities	22,719	18,898
Deferred tax liabilities	11,070	11,044

Contingent liabilities

Shareholders’ equity
Common stock, $0.01 par value; 200,000,000 authorized; issued and outstanding shares: 74,033,713 and 73,379,777	740	734
Additional paid-in capital	156,810	152,869
Deferred compensation expense	(2,948)	(1,586)
Retained earnings	233,190	216,963
Accumulated other comprehensive income	2,598	3,205

Total shareholders’ equity	390,390	372,185

Total liabilities and shareholders’ equity	$481,996	$467,046

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Sales to non-affiliates	$87,075	$88,788	$248,062	$224,877
Sales to affiliates	—	9,836	14,691	22,393

Net sales	87,075	98,624	262,753	247,270
Cost of sales	51,837	54,324	155,721	140,809

Gross profit	35,238	44,300	107,032	106,461
Selling, general and administrative expenses	23,312	25,525	72,289	69,914
Engineering, research and development expenses	4,948	5,343	14,037	14,767

Operating income	6,978	13,432	20,706	21,780
Interest income, net	(800)	(12)	(1,436)	(118)
Other income, net	(1,877)	(38)	(1,511)	(1,251)

Income before income taxes and other items below	9,655	13,482	23,653	23,149
Income tax expense	2,473	4,285	6,172	7,296
Equity in net loss of affiliates	73	22	158	18

Net income	$7,109	$9,175	$17,323	$15,835

Earnings per common share:
Basic	$0.10	$0.13	$0.24	$0.22
Diluted	$0.09	$0.12	$0.23	$0.21

Weighted shares outstanding:
Basic	73,505	73,102	73,371	72,841
Diluted	75,554	76,324	75,350	76,273

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

Nine months ended May 28, 2005	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 28, 2004	73,380	$734	$152,869	$(1,586)	$216,963	$3,205	$372,185
Shares issued pursuant to stock option plans	239	2	1,030	—	—	—	1,032
Shares issued pursuant to employee stock purchase plan	91	1	768	—	—	—	769
Deferred compensation related to restricted stock awards	547	5	2,949	(2,954)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	1,592	—	—	1,592
Repurchase and retirement of shares	(224)	(2)	(732)	—	(1,096)	—	(1,830)
Other	—	—	(74)	—	—	—	(74)
Foreign currency translation adjustment	—	—	—	—	—	965	965	$965
Net unrealized gain on marketable securities	—	—	—	—	—	271	271	271
Reclassification adjustment for gain on sale of equity investment included in earnings	—	—	—	—	—	(1,843)	(1,843)	(1,843)
Net income	—	—	—	—	17,323	—	17,323	17,323

Total comprehensive income								$16,716

Balance at May 28, 2005	74,033	$740	$156,810	$(2,948)	$233,190	$2,598	$390,390

Nine months ended May 29, 2004	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 30, 2003	72,512	$725	$142,540	$—	$192,207	$2,193	$337,665
Shares issued pursuant to stock option plans	621	6	3,361	—	(14)	—	3,353
Shares issued pursuant to employee stock purchase plan	73	1	793	—	—	—	794
Deferred compensation related to restricted stock awards	—	—	2,748	(2,748)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	851	—	—	851
Tax benefits from employee stock plans	—	—	169	—	—	—	169
Foreign currency translation adjustment	—	—	—	—	—	1,389	1,389	$1,389
Net unrealized loss on marketable securities	—	—	—	—	—	(483)	(483)	(483)
Reclassification adjustment for gain on sales of equity investments included in earnings	—	—	—	—	—	(583)	(583)	(583)
Net income	—	—	—	—	15,835	—	15,835	15,835

Total comprehensive income								$16,158

Balance at May 29, 2004	73,206	$732	$149,611	$(1,897)	$208,028	$2,516	$358,990

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	May 28, 2005	May 29, 2004
OPERATING ACTIVITIES
Net income	$17,323	$15,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,444	19,152
Deferred compensation expense	1,592	851
Tax benefit from employee stock plans	—	169
Disposal of property, plant and equipment	294	551
Gain on sale of equity investment	(1,843)	(1,109)
Provision for doubtful accounts	98	(71)
Provision for deferred income taxes	(265)	(544)
Equity in net loss of affiliates	158	18
Gain on sale of property, plant and equipment	(18)	(400)
Changes in operating assets and liabilities:
Trade accounts receivable	4,450	(16,336)
Trade accounts receivable due from affiliate	4,790	(2,978)
Inventories	1,110	(7,969)
Accounts payable and accrued liabilities	(1,378)	11,195
Other current assets	442	(845)
Income taxes payable and refundable income taxes	18	9,496
Other	(1,303)	22

Net cash provided by operating activities	42,912	27,037

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(13,961)	(16,169)
Acquisition of businesses, net of cash acquired	(1,335)	(1,723)
Purchases of intangible assets	(481)	(599)
Proceeds from sale of equity investment	3,948	2,104
Proceeds from sales of property, plant and equipment	2,028	1,807
Purchases of short-term investments	(69,213)	(32,908)
Maturities of short-term investments	68,584	23,469
Other	—	(21)

Net cash used in investing activities	(10,430)	(24,040)

FINANCING ACTIVITIES
Principal payments on debt	(18,083)	(17,526)
Proceeds from issuance of debt	15,466	15,244
Repurchase of common stock	(1,830)	—
Issuance of common stock	1,801	4,147
Other	(74)	—

Net cash (used in) provided by financing activities	(2,720)	1,865

Effect of exchange rate changes on cash and cash equivalents	155	387

Increase in cash and cash equivalents	29,917	5,249
Cash and cash equivalents at beginning of period	42,309	80,546

Cash and cash equivalents at end of period	$72,226	$85,795

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of May 28, 2005 and August 28, 2004, the results of operations for the three months and nine months ended May 28, 2005 and May 29, 2004, and shareholders’ equity and cash flows for the nine months ended May 28, 2005 and May 29, 2004.

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation. In the second quarter of fiscal 2005, the Company began to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous periods ($33.2 million at August 28, 2004), and such amount has been reclassified in the accompanying financial statements to conform to the current period classification. This change in classification had no effect on the amounts of total current assets, total assets, net income, shareholders’ equity or cash flow from operations of the Company. All of the Company’s short-term investments are classified as available-for-sale at May 28, 2005 and are reflected as current assets based upon the Company’s intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of the Company’s business.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 28, 2004. The results of operations for the three months and nine months ended May 28, 2005 and May 29, 2004 are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The fiscal years ending August 27, 2005 and August 28, 2004 comprised 52 weeks. In fiscal 2005, the Company’s interim quarters ended on November 27, 2004, February 26, 2005 and May 28, 2005. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”.

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

For employee stock options granted during the first nine months of fiscal 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average estimated fair value of options granted during the first nine months of fiscal 2005 with all exercise prices equal to the market price at the date of grant was $5.69.

For stock purchase rights under the Company’s employee stock purchase plan, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 2.0% and 4) an expected life of 0.5 years. The weighted average estimated fair value of stock purchase rights during the first nine months of fiscal 2005 was $3.39.

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

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income, as reported	$7,109	$9,175	$17,323	$15,835
Add stock-based compensation expense included in reported net earnings, net of tax	358	225	987	528
Deduct stock-based compensation expense under the fair value based method for all awards, net of tax	(1,620)	(2,076)	(10,955)	(5,850)

Pro forma net income	$5,847	$7,324	$7,355	$10,513

Basic net earnings per share, as reported	$0.10	$0.13	$0.24	$0.22
Pro forma basic net earnings per share	$0.08	$0.10	$0.10	$0.14

Diluted net earnings per share, as reported	$0.09	$0.12	$0.23	$0.21
Pro forma diluted net earnings per share	$0.08	$0.10	$0.10	$0.14
3. Earnings per share
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (in thousands).
	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Basic earnings per share-weighted common shares outstanding	73,505	73,102	73,371	72,841
Weighted common shares assumed upon exercise of stock options	2,049	3,222	1,979	3,432

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	75,554	76,324	75,350	76,273

4. Inventories

Inventories consist of the following (in thousands):

	May 28, 2005	August 28, 2004
Raw materials	$15,124	$15,382
Work-in process	3,162	4,519
Finished goods	25,198	24,621
Supplies	775	664

Total inventories	$44,259	$45,186

5. Comprehensive Income

For the three months and nine months ended May 28, 2005 and May 29, 2004 net income, items of other comprehensive income (loss) and comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income	$7,109	$9,175	$17,323	$15,835
Items of other comprehensive income (loss):
Foreign currency translation (loss) gain	(905)	(227)	965	1,389
Net change in unrealized gain (loss) on marketable securities, net of tax	275	60	271	(483)
Reclassification adjustment for realized gain on sale of marketable securities included in earnings, net of tax	(1,843)	(17)	(1,843)	(583)

Comprehensive income	$4,319	$8,991	$16,716	$16,158

6. Intangible Assets and Goodwill

As of May 28, 2005, goodwill amounted to approximately $70.8 million. Other intangible assets, which include patents and other identifiable intangible assets, net of amortization, of approximately $22.3 million as of May 28, 2005, are being amortized over useful lives ranging from 3 to 17 years and are as follows (in thousands):

	As of May 28, 2005
Amortized intangible assets:	Gross carrying amount	Accumulated amortization
Patents	$19,699	$9,273
Unpatented technology	9,844	3,904
Employment and noncompete agreements	5,837	3,732
Other	6,833	3,010

	$42,213	$19,919

Aggregate amortization expense for the first nine months of fiscal 2005 amounted to $3.8 million. Estimated amortization expense for the fiscal years 2005 to 2009 and thereafter is approximately $1.3 million (remainder of fiscal 2005), $4.9 million, $4.5 million, $4.1 million, $3.1 million and $4.4 million, respectively.

7. Marketable Equity Securities

At August 28, 2004, the Company’s investments included the Company’s equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company’s investment in Nortem N.V. (Nortem) was accounted for as an available-for-sale security. At August 28, 2004, the Company owned approximately 1.1 million common shares of Nortem.

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

On March 11, 2005, Nortem paid the first of two distributions, to shareholders of record as of March 4, 2005, in the amount of $3.75 per share. Accordingly, based on the Company’s carrying value of $2.00 per share and the $3.9 million cash distribution received March 11, 2005, the Company recorded a pre-tax gain of approximately $1.8 million in the third quarter ended May 28, 2005, reflected as “Other income” in the Company’s results of operations). In addition, contingent proceeds of $1.1 million (approximately $1.01 per share) were received in a final distribution subsequent to the quarter end and will be recorded as “Other income” in the Company’s fourth quarter.

In addition, as a result of the liquidation activities of Nortem, Nortem ceased to be an affiliate of the Company as of February 25, 2005. Accordingly, the Company no longer classifies its trade receivable due from Nortem separately in the accompanying balance sheet, nor will sales to Applied after that date be categorized as sales to affiliates.

In the first nine months of fiscal 2004, the Company’s “Other income” of $1.3 million included a gain of $1.1 million, or $0.7 million after tax, on the sale of 0.5 million shares of Metron’s common stock.

8. Warranty

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability for the three months and nine months ended May 28, 2005 and May 29, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Balance at beginning of period	$2,071	$1,942	$2,034	$2,065
Accrual for warranties issued during the period	646	359	1,348	639
Adjustment of accrual from prior year acquisition	(650)	—	(730)	—
Settlements during the period	(462)	(207)	(1,047)	(610)

Balance at end of period	$1,605	$2,094	$1,605	$2,094

9. Segment information

The Company operates in one segment as it designs, develops, manufactures, markets and sells material integrity management products and services predominantly within the microelectronics industry. All products are sold on a worldwide basis. The following table summarizes total net sales by markets served for the three months and nine months ended May 28, 2005 and May 29, 2004, along with the year-to-year percentage changes (in thousands):

	Three Months Ended			Nine Months Ended
	May 28, 2005	May 29, 2004	Percentage change	May 28, 2005	May 29, 2004	Percentage change
Semiconductor	$63,053	$80,457	(22)%	$200,407	$193,642	3%
Data Storage	13,532	6,973	94	30,481	25,544	19
Services	6,325	7,055	(10)	20,373	16,319	25
Other	4,165	4,139	1	11,492	11,765	(2)

Net sales	$87,075	$98,624	(12)	$262,753	$247,270	6

10. Income Taxes

The Company’s effective tax rate was 26.1% in the first nine months of fiscal 2005. This effective rate was lower than the U.S. statutory rate partly due to a $0.5 million tax benefit recorded in the first quarter of fiscal 2005 related to the favorable resolution of a U.S. Federal income tax refund claim made by the Company.

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

13. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative (currently reflected in Note 2) is no longer allowable under Statement 123(R). The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the first quarter of fiscal 2006 beginning August 28, 2005. The Company is currently evaluating the impact of the adoption of SFAS 123R, which will result in additional pre-tax compensation expense in fiscal 2006 for remaining unvested stock options and any future stock option grants. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other factors.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Statement is effective for companies no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47 on the Company’s consolidated financial statements and the timing of adoption.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on the Company’s consolidated financial statements.

14. Merger with Mykrolis

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

Entegris will be the acquirer for financial reporting purposes. The merger will be accounted for as a business combination as required by SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and also specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.

Mykrolis Corporation is a developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. In addition, its products are used to manufacture flat-panel displays, high-purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber-optic cables. Mykrolis’ sales for the year ended December 31, 2004 were approximately $289 million.

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

The Company has filed a Form S-4 registration statement with the Securities and Exchange Commission, which was declared effective June 30, 2005. In addition, on April 21, 2005 the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the proposed merger.

The stockholder meetings for each of the Company and Mykrolis to vote with respect to the mergers have been set for August 3, 2005. Provided stockholder approval is received and the other closing conditions are either satisfied or waived, the Company and Mykrolis expect to close the merger transaction on August 5, 2005. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Overall Summary of Third Quarter Fiscal 2005 Financial Results For the third quarter of fiscal 2005, net sales decreased 12% from last year’s third quarter, while rising by 2% sequentially from the second quarter of fiscal 2005, reflecting the soft demand for some of the Company’s semiconductor product lines.

As a result of the lower net sales, the Company reported reduced gross profit and gross margin compared to last year’s third quarter. Lower selling, general and administrative (SG&A) expenses, as well as higher interest and other income, partly offset the impact of the lower sales activity. The Company reported a 23% reduction in net income to $7.1 million for the period. When compared to the current fiscal year’s second quarter, gross profit was slightly improved. Combined with lower SG&A expenses and the aforementioned higher interest and other income, net earnings rose by 59% sequentially.

During the third quarter of fiscal 2005, the Company generated cash flows of $19.9 million from operations. Cash, cash equivalents and short-term investments were $163.6 million at the end of the third quarter of fiscal 2005, compared with $133.2 million at the end of the fourth quarter of fiscal 2004.

Based on its assessment of activity levels in the semiconductor industry and current incoming order rates, and the expectation of a pause in the strong demand for its data storage products, the Company expects sales for its fourth quarter ending August 27, 2005 to be about the level reported in the third quarter. Based on the sales expectation noted above and other factors noted below, the Company anticipates net income for the fourth quarter of fiscal 2005 in the range of $3.0 million to $4.0 million, or earnings per share of from $0.04 to $0.05.

Merger with Mykrolis The Company entered into an Agreement and Plan of Merger with Mykrolis Corporation on March 21, 2005. Mykrolis Corporation is a developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. In addition, its products are used to manufacture flat-panel displays, high-purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber-optic cables. Mykrolis’ sales for the year ended December 31, 2004 were approximately $289 million. The Company and Mykrolis expect to close the merger transaction in August 5, 2005.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.9 million and $1.8 million at May 28, 2005 and August 28, 2004, respectively.

A reserve for sales returns and allowances is established based on historical experience and current trends in product returns. At May 28, 2005 and August 28, 2004, the Company’s reserve for sales returns and allowances was $1.4 million and $1.2 million, respectively.

The Company records a liability for estimated warranty claims. The amount of the accrual, which is classified as a current liability, is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in the Company’s warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At May 28, 2005 and August 28, 2004, the Company’s accrual for estimated future warranty costs was $1.6 million and $2.0 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or are reserved for fully. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $5.5 million at May 28, 2005 compared to $4.2 million at August 28, 2004.

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

The Company assesses the impairment of intangible assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the Company’s overall business strategy;

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value; and

•	plans to abandon or dispose of assets.

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

The Company has significant amounts of deferred assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its net deferred tax assets at either May 28, 2005 or August 28, 2004.

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

Three and Nine Months Ended May 28, 2005 Compared to Three and Nine Months Ended May 29, 2004

The following table compares quarterly results with year-ago results, as a percent of sales, for each caption.

	Three Months Ended		Nine Months Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	55.1	59.3	56.9

Gross profit	40.5	44.9	40.7	43.1
Selling, general and administrative expenses	26.8	25.9	27.5	28.3
Engineering, research and development expenses	5.7	5.4	5.3	6.0

Operating income	8.0	13.7	7.9	8.8
Interest income, net	(0.9)	—	(0.5)	—
Other income, net	(2.2)	(0.1)	(0.6)	(0.5)

Income before income taxes and other items below	11.1	13.6	9.0	9.4
Income tax expense	2.8	4.3	2.3	3.0
Equity in net loss of affiliates	0.1	—	0.1	—

Net income	8.2	9.3	6.6	6.4

Effective tax rate	25.6%	31.8%	26.1%	31.5%

Net sales Net sales were $87.1 million in the third quarter of fiscal 2005, down 12% compared to $98.6 million in the third quarter of fiscal 2004. Sequentially, sales for the quarter were 2% higher than the second quarter of fiscal 2005. Net sales for the first nine months of fiscal 2005 were $262.8 million, up 6% from $247.3 million in the comparable year-ago period. Net sales for the three months and nine months ended May 29, 2004 included favorable foreign currency effects, primarily related to the strengthening of the Japanese yen, in the amounts of $0.4 million and $1.2 million, respectively.

The following table summarizes total net sales by markets served for the three and nine months ended May 28, 2005 and May 29, 2004 (in thousands), along with the year-to-year percentage changes:

	Three Months Ended			Nine Months Ended
	May 28, 2005	May 29, 2004	Percentage change	May 28, 2005	May 29, 2004	Percentage change
Semiconductor	$63,053	$80,457	(22)%	$200,407	$193,642	3%
Data storage	13,532	6,973	94	30,481	25,544	19
Services	6,325	7,055	(10)	20,373	16,319	25
Other	4,165	4,139	1	11,492	11,765	(2)

Net sales	$87,075	$98,624	(12)	$262,753	$247,270	6

For the quarter the semiconductor market generated 72% of the Company’s overall sales, compared to about 82% a year earlier, with sales down by 22% over the prior year’s third quarter. On a year-over-year basis, quarterly sales were generally down for most semiconductor product groups.

Semiconductor market sales decreased 2% from the fiscal 2005 second quarter to the fiscal 2005 third quarter. Sales for the materials-consumption-driven products posted a third–quarter sequential increase of about 10%, after a decline of about 11% in the fiscal 2005 second quarter. Typical quarter-to-quarter fluctuations are in the mid-single digit percentage range. For capital-spending-driven products, demand for our 300 mm FOUP offering was again very strong, but was more than offset by weakness in smaller wafer size fabs and in the Company’s fluid handling offering to the OEM community. The capital equipment market is slowly improving. Overall, underlying industry fundamentals look promising.

Data storage market sales accounted for 16% percent of overall sales, compared to about 7% a year earlier, with sales up 94% from the year-ago period. Sequentially, sales were up by 36%. Strong worldwide demand for hard disk drives, particularly related to consumer electronics translated into stronger sales and bookings momentum toward the end of the first quarter and continued to be solid throughout the second and third quarters. However, the Company is cautious about fourth quarter sales levels for data storage products because historically some seasonal weakness in demand occurs during that period. Therefore, even though industry fundamentals remain strong, the Company expects data storage sales to decline slightly in the fourth quarter from third-quarter levels.

Services market revenues accounted for 7% of Entegris’ overall sales, compared to about 7% a year ago, with a 10% decline from the year ago quarter and fiscal 2005’s second quarter. Sales fell due to timing issues related to revenue recognition for cleaning equipment. Deferred revenue for cleaning equipment sales rose by $0.8 million to $3.0 at the end of the third quarter.

Life Sciences generated approximately 4% of Entegris’ overall sales, about the same as a year ago. Sales declined 3% from last year’s third quarter, but were 24% higher than this year’s second quarter. During the quarter, Entegris recorded revenue for some large equipment orders related to its clean-in-place equipment offering. The Company anticipates sequential improvement in life sciences’ sales in the fourth quarter.

On a geographic basis, total sales to North America were 38%, Asia Pacific 31%, Europe 16% and Japan 15%. Compared to the fiscal 2005 second quarter, sales levels were generally similar to the second quarter, with North America improving slightly and Asia Pacific declining slightly.

Based on current order rates, industry analyst expectations and other information, the Company expects fiscal 2005 fourth quarter sales to be flat with third-quarter levels. Economic conditions, particularly for the semiconductor industry, remain difficult to project. There remain considerable risks related to a variety of factors. Accordingly, the Company’s projection for next quarter is subject to uncertainty. In addition, industry volatility and uncertain market conditions make it difficult to forecast for future quarters.

Gross profit Gross profit in the third quarter of fiscal 2005 of $35.2 million was down 20% from the $44.3 million reported in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, gross profit was $107.0 million, about level with the $106.5 million recorded in the first nine months of fiscal 2004. As a percentage of net sales, gross margins for the third quarter and first nine months of the fiscal year were 40.5 % and 40.7%, respectively, compared to 44.9% and 43.1%, respectively, in the comparable periods a year ago.

Following the 12% sales decline compared to last year’s third quarter, gross profit fell due to lower factory utilization and a change in product mix, with a relative shift from material consumption-based products, margins of which benefit from more automation and less volatile order patterns. Raw material pricing for some product lines also put some pressure on gross margins during the quarter.

During the quarter, the Company began to realign some of its production and administrative activities to increase manufacturing efficiencies and asset utilization. The actions are expected to be complete by the end of calendar 2005. Out-of-pocket expenses are projected to be from $2.5 million to $3 million, of which $0.1 million was incurred through May 28, 2005. In addition, the Company expects up to $3.0 million in accelerated depreciation associated with assets to be sold or abandoned at the completion of certain phases of the realignment activities, reflecting the assets’ shortened useful lives. The Company recognized $0.4 million in additional depreciation in the third quarter.

On a sequential basis, the Company’s third quarter gross margin percentage of 40.5% was slightly lower than the second quarter figure of 40.9%. Raw material pricing for some of product lines continued to affect gross margins. There are a number of initiatives in place to manage raw material pricing increases, including expanding sourcing options and passing on some price increases to customers. During the third quarter, gross profit was improved by a $0.7 million reduction in the Company’s warranty accrual originally recorded in connection with a prior year acquisition.

With a forecast of flat sales, the Company would anticipate gross margins in the fourth quarter to be similar to third quarter levels under normal circumstances. However, the anticipated additional expenses of up to $3.0 million in the fourth quarter related to realignment costs related to some of the Company’s production and administrative activities will result in lower gross margins. During the fourth quarter, the additional expenses to be incurred include accelerated depreciation associated with assets scheduled to be abandoned and out of pocket expenses related to the relocation of production.

Year-to-date gross profit included a gain of $0.4 million on the sale of a facility during the first quarter.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses decreased by $2.2 million, or 9%, to $23.3 million in the third quarter of fiscal 2005 from $25.5 million in the third quarter of fiscal 2004. SG&A expenses for the third quarter were down about 5% from the second quarter of fiscal 2005. On a year-to-year basis, SG&A expenses rose by $2.4 million, or 3% to $72.3 million compared to $69.9 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 27.5% from 28.3% a year ago. This decline reflects the higher SG&A costs being more than offset by the Company’s increase in net sales.

The year-over-year decrease for the quarter was due primarily to lower sales commissions ($0.4 million) and decreased incentive pay, profit-sharing and donation accruals ($0.8 million). The year-to-year increase for the nine-month period was primarily due to higher restricted stock expense ($0.7 million), higher sales commissions ($0.8 million), and incentive pay and donation accruals ($1.1 million).

The Company anticipates fourth quarter SG&A levels to be more in line with second quarter 2005 levels of $24.4 million due to integration costs related to the merger, and expenses related to SemiconWest, the large North American semiconductor trade show, which occurs in the fourth quarter.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses fell by $0.4 million, or 7%, to $4.9 million in the third quarter of fiscal 2005 as compared to $5.3 million for the same period in fiscal 2004. ER&D expenses decreased 5% to $14.0 million in the first nine months of fiscal 2005 as compared to $14.8 million in the year-ago period. Year-to-date ER&D expenses, as a percent of net sales, decreased to 5.3% from 6.0%, reflecting both the Company’s higher net sales and lower ER&D expenses. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $0.8 million in the third quarter of fiscal 2005 compared to $12 thousand in the year-ago period. Net interest income was $1.4 million in the first nine months of fiscal 2005 compared to $0.1 million in year-ago period. The increases reflect higher average net invested balances and higher rates of interest available on the Company’s investment in debt securities, when compared to a year ago. In addition, interest income in the third quarter of fiscal 2005 included $0.2 million related to interest on a tax refund received during the period.

Other income, net Included in other income in both the three months and nine months ended May 29, 2004 was a gain of $1.8 million related to the merger and subsequent liquidation of the Company’s investment in of Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company held 1.1 million common shares of Nortem prior to the liquidation of all Nortem common shares. On March 11, 2005, Nortem paid the first of two distributions, to shareholders of record as of March 4, 2005, in the amount of $3.75 per share. Accordingly, based on the Company’s carrying value of $2.00 per share and the $3.9 million cash distribution received March 11, 2005, the Company recorded a pre-tax gain of approximately $1.8 million in the third quarter ended May 28, 2005. In addition, proceeds of $1.1 million (approximately $1.01 per share) were received in a final distribution after quarter end and will be recorded as other income in the Company’s fourth quarter.

Included in other income in the three months and nine months ended May 29, 2004 were gains of $36 thousand and $1.1 million, respectively, on the sale of 30 thousand shares and 0.5 million shares, respectively, of Nortem common stock.

Income tax expense The Company recorded income tax expense of $2.5 million for the third quarter of fiscal 2005 compared to income tax expense of $4.3 million for the third quarter a year earlier. For the first nine months of fiscal 2005, the Company booked income tax expense of $6.2 million compared to income tax expense of $7.3 million in the comparable period in fiscal 2004.

The effective year-to-date tax rate is 26.1% in fiscal 2005, compared to 31.5% for the first nine months of fiscal 2004. The lower rate in fiscal 2005 includes a $0.5 million tax benefit that was recorded due to a final resolution of a U.S. Federal income tax refund claim made by the Company. The Company’s tax rate is also below the U.S. statutory rate due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities.

Based on the current analysis of its tax situation, the Company anticipates the effective tax rate for the full fiscal year 2005 to be about 27%, exclusive of the tax benefit of $0.5 million noted above. However, tax calculations are complex and sensitive to estimates of annual levels of profitability. Therefore, it is possible that there will be volatility in the Company’s effective tax rate during the remainder of the fiscal year.

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

In addition, the Act includes numerous law changes that will affect the Company’s future tax computations. The provisions of the Act include a new deduction for U.S. manufacturers and the repeal of the extraterritorial income exclusion. The Company is studying the new law to determine what impact, if any, the Act will have on its effective tax rate in future fiscal years.

Net income The Company recorded net income of $7.1 million, or $0.09 per diluted share, in the third quarter of fiscal 2005, compared to net income of $9.2 million, or $0.12 per diluted share, in the third quarter of fiscal 2004. For the nine months ended May 28, 2005, the Company recorded net income of $17.3 million, or $0.23 per diluted share, compared to net income of $15.8 million, or $0.21 per diluted share, in the comparable period a year ago.

Based on the range of sales forecasted above, the Company anticipates net income for the fourth quarter of fiscal 2005 in the range of $3.0 million to $4.0 million, or earnings per share of from $0.04 to $0.05, including the expected gain on the Company’s Nortem investment and the anticipated expenses related to the realignment of production and administrative activities.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $42.9 million in the first nine months of fiscal 2005. The cash flow generated from operations mainly reflected the Company’s net earnings of $17.3 million, combined with various noncash charges, including depreciation and amortization of $17.4 million. Cash flow also increased due to lower non-cash working capital demands. Working capital at May 28, 2005 stood at $228.4 million, up $28.7 million from August 28, 2004, and included $163.6 million in cash, cash equivalents and short-term investments.

After accounting for foreign currency translation adjustments, inventories decreased by $1.1 million from August 28, 2004. The decrease mainly reflected the lower work-in-process inventories associated with the Company’s decreased sales activity. Accounts receivable, net of foreign currency translation adjustments, decreased by $9.2 million, reflecting the quarter’s lower sales. However, days sales outstanding increased slightly from 64 days at the beginning of the year to 67 days at the end of the third quarter, and up from 66 days at the end of the second quarter. Accounts payable and accrued liabilities decreased by $1.4 million from August 28, 2004.

Investing activities Cash flow used in investing activities totaled $10.4 million in the first three quarters of fiscal 2005. Acquisition of property, plant and equipment totaled $14.0 million, primarily for additions of manufacturing, tooling, computer and laboratory equipment. The Company expects capital expenditures in the range of $20 million to $25 million during fiscal 2005.

The company had purchases of short-term investments, net of maturities, of $0.6 million during the first nine months of fiscal 2005. Short-term investments stood at $91.4 million at May 28, 2005.

At August 28, 2004, the Company’s investments included the Company’s equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company’s investment in Nortem N.V. (Nortem) was accounted for as an available-for-sale security. At August 28, 2004, the Company owned approximately 1.1 million common shares of Nortem.

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

On March 11, 2005, Nortem paid the first of two distributions, to shareholders of record as of March 4, 2005, in the amount of $3.75 per share. Accordingly, the Company received a $3.9 million cash distribution in exchange for its Nortem shares in the third quarter ended May 28, 2005. In addition, proceeds of $1.1 million (approximately $1.01 per share) were received in a final distribution after quarter end and will be recorded in the Company’s fourth quarter.

Financing activities Cash used by financing activities totaled $2.7 million during the first nine months of fiscal 2005. The Company made payments of $18.1 million on borrowings, while proceeds from new borrowings totaled $15.5 million during the first nine months of fiscal 2005. In addition, the Company received proceeds of $1.8 million in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

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

As of May 28, 2005, the Company’s sources of available funds comprised $72.2 million in cash and cash equivalents, $91.4 million in short-term investments and various credit facilities. At May 28, 2005, Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at May 28, 2005 and lines of credit with nine international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $17.0 million. There were no borrowings outstanding on these lines of credit at May 28, 2005.

Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants including a ratio requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of May 28, 2005, is $241 million, while also maintaining consolidated cash and short-term investments of not less than $75 million.

At May 28, 2005, the Company’s shareholders’ equity stood at $390.4 million compared to $372.2 million at the beginning of the year. The primary component of the increase was the Company’s net earnings of $17.3 million.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal market risks are sensitive to changes in interest rates and foreign currency exchange rates. The Company’s current exposure to interest rate fluctuations is not significant. Most of its long-term debt at May 28, 2005 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 12 months or less. A 100 basis point change in interest rates would potentially increase or decrease net income by approximately $1.0 million annually.

The Company uses derivative financial instruments to manage foreign currency exchange rate risk associated with the sale of products in currencies other than the U.S. dollar. At May 28, 2005, the company was party to forward contracts to deliver Japanese yen, Euros and Taiwanese dollars with notional value of approximately $10.6 million, $2.3 million and $1.2 million, respectively. The cash flows and earnings of foreign-based operations are also subject to fluctuations in foreign exchange rates. A hypothetical 10% change in the foreign currency exchange rates would potentially increase or decrease net income by approximately $3.3 million.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 28, 2005, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

Item 6. Exhibits

(a)	Exhibits:

10.1(i)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.

10.2(i)	Agreement and Plan of Merger, entered into as of March 21, 2005, by and between Entegris, Inc. and Eagle DE, Inc.

10.3	Eighth Amendment to Credit Agreement, dated as of February 25, 2005, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Incorporated by reference from the Company’s Report on Form 8-K filed by the Company on March 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 7, 2005	/s/ James E. Dauwalter
James E. Dauwalter
Chief Executive Officer

Date: July 7, 2005	/s/ John D. Villas
John D. Villas
Chief Financial Officer