Form 10-K
period 2005-08-27
ENTEGRIS INC
filed 2005-11-23
CIK 1101302

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 27, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1941551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3500 Lyman Boulevard, Chaska, MN	55318
(Address of principal executive offices)	(Zip Code)

(952) 556-3131

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class

Common Stock, $0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on October 31, 2005 as reported by the NASDAQ National Market, was approximately $1,200 million. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of October 31, 2005, 135,844,036 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

THE COMPANY

Entegris is a worldwide developer, manufacturer and supplier of materials integrity management solutions to the microelectronics industry in general and to the semiconductor and data storage markets in particular. Our materials integrity management solutions for the semiconductor industry assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafer manufacturing to packaging of completed integrated circuits. These solutions enable our customers to protect their investment in work-in-process and finished devices by facilitating the safe handling, purity and precision processing of the critical materials used in their manufacturing processes. We have also leveraged our core technology capabilities to extend our materials integrity management solutions to other high technology applications such as the fuel cell market. With the merger with Mykrolis Corporation (described below) we have added liquid and gas filters, liquid delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process to our materials integrity management product offerings. Our products are also used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. We sell our products worldwide through a direct sales force and through distributors in selected regions.

After our merger with Mykrolis, we offer a diverse product portfolio which includes more than 13,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Our materials integrity management products purify, protect and transport critical materials in the semiconductor manufacturing process. Our products include:

•	Wafer products including wafer shippers, wafer transport and process carriers, standard mechanical interface pods and work-in-process boxes.

•	Liquid products including consumable membrane filters and purifiers and roller brushes for post Chemical Mechanical Planarization (CMP) cleaning applications.

•	Liquid subsystems including fluid handling products such as valves, fittings, tubing, pipe, fluid measuring and control products and containers that assure the consistent and safe delivery and storage of sophisticated chemicals between chemical manufacturers and manufacturers’ point-of-use as well as the precision dispense of chemicals onto the wafer.

•	Gas micro-contamination products including gas purification components and systems that purify semiconductor process gases and the ambient manufacturing environment.

•	Finished electronic components products including shippers and trays that enable transportation and handling of completed integrated circuits during testing, assembly and packaging operations and prevent the degradation and damage of magnetic hard disk drives and read/write heads as they are processed and shipped.

Certain of these products are unit driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth while others rely on expansion of manufacturing capacity to drive growth. Our unit driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane based liquid filters and housings, metal based gas filters and resin based gas purifiers. Our capital expense driven products include our process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes.

RECENT DEVELOPMENTS

Effective August 6, 2005 Entegris, Inc., a Minnesota corporation, and Mykrolis Corporation, a Delaware corporation, completed a strategic merger of equals transaction, pursuant to which they were each merged into a new Delaware corporation named Entegris, Inc. to carry on the combined businesses. Pursuant to this merger each stockholder of Entegris Minnesota received one share of Entegris for each Entegris Minnesota share held and each Mykrolis stockholder received 1.39 shares of Entegris for each Mykrolis share held. Our board of directors is comprised of five directors from Entegris Minnesota and five directors from Mykrolis. Our management team is drawn from both Mykrolis and Entegris Minnesota. Our financial statements for fiscal 2005, included in response to Item 8 of this report, include the results of Mykrolis operations for the period from August 6, 2005 through August 27, 2005. Our history is described in greater detail under “Our History” below. Our executive offices are located at 3500 Lyman Boulevard, Chaska, Minnesota 55318, and our telephone number is (952) 556-3131. Unless the context otherwise requires, the terms “Entegris”, “we”, “our”, or the “Company” mean Entegris, Inc., a Delaware corporation, and its subsidiaries; the term “Mykrolis” means Mykrolis Corporation and its subsidiaries when referring to periods prior to August 6, 2005; “Entegris Minnesota” means Entegris, Inc., a Minnesota corporation and its subsidiaries other than Entegris when referring to periods prior to August 6, 2005; and the term “Merger” refers to the transactions effected on August 6, 2005 in which Entegris Minnesota merged into Entegris, followed by the merger of Mykrolis into Entegris.

On September 12, 2005 we announced that we would divest our gas delivery, life science and tape and reel product lines. We expect these divestitures to be completed during late 2005 or early 2006. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The Life Sciences products include stainless steel clean in place systems for life sciences applications. Tape and reel products include our Stream™ product line, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for today’s electronics.

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

The semiconductor materials industry is comprised of a wide variety of materials and consumables that are used throughout the semiconductor production process. The extensive and complex process of turning bare silicon wafers into finished integrated circuits is dependent upon a variety of materials used repeatedly throughout the manufacturing process, such as silicon, chemicals, gases and metals. The handling and purification of these materials during the integrated circuit manufacturing process requires the use of a variety of products, such as wafer shippers, wafer transport and process carriers, liquid and gas filters and purifiers, fluid and gas handling components and integrated circuit trays. Semiconductor unit volume is the primary driver of the demand for certain of these materials and products because they are used or consumed throughout the production process and many are replenished or replaced on a regular basis. Demand for other products such as wafer transport and process carriers and equipment products are driven primarily by capacity expansion.

The manufacture of semiconductors is a highly complex process that consists of two principal segments: front-end processes and back-end processes. The front-end process begins with the delivery of raw silicon wafers from wafer manufacturers to semiconductor manufacturers and requires hundreds of highly complex and sensitive manufacturing steps, during which a variety of materials, including chemicals and gases, are introduced. As a result of our merger with Mykrolis, we offer products for each of the primary front-end process steps which are listed below as well as our traditional businesses that provide products to transport in-process wafers between each of these steps.

Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The two main deposition processes are physical vapor deposition, where a thin film is deposited on a wafer surface in a low-pressure gas environment, and chemical vapor deposition, where a thin film is deposited on a wafer surface using a gas medium and a chemical bonding process. In addition, electro-plating technology is utilized for the deposition of low resistance conductive materials such as copper. The control of uniformity and thickness of these films through filtration and purification of the fluids and materials used during the process is critical to the performance of the semiconductor circuit and, consequently, the manufacturing yield.

Chemical Mechanical Planarization. CMP flattens, or planarizes, the topography of the film surface to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need our filtration and purification systems to maintain acceptable manufacturing yields through the chemical mechanical planarization process by filtering the liquid slurries, which are solutions containing abrasive particles in a chemical mixture, to remove oversized particles and contaminants that can cause defects on a wafer’s surface while not affecting the functioning of the abrasive particles in the liquid slurries. In addition, manufacturers use our consumable PVA roller brushes to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations.

Photolithography. Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light sensitive film composed of ultra-high purity chemicals in liquid form. The photoresist is exposed to specific forms of radiation, such as ultraviolet light, electrons or x-rays, to form patterns which eventually become the circuitry on the chip. This process is repeated many times, using different patterns and interconnects between layers to form the complex, multi-layer circuitry on a semiconductor chip. As device geometries decrease and wafer sizes increase, it is even more critical that these photoresists are dispensed on to the chip with accurate thickness and uniformity, as well as with low levels of contamination, and that the process gases are free of micro-contamination so that manufacturers can achieve acceptable yields in the manufacturing process. Our liquid filtration and liquid dispense systems play a critical role in assuring the pure, accurate and uniform dispense of photoresists on to the wafer. In addition, our gas micro-contamination systems eliminate airborne amine contaminants that can disrupt effective photolithography processes.

Etch and Resist Strip. Etch is the process of selectively removing precise areas of thin films that have been deposited on the surface of a wafer. The hardened photoresist protects the remaining material that makes up the circuits. During etch, specific areas of the film not covered by photoresist are removed to leave a desired circuit pattern. Similarly, resist strip is a process of removing the photoresist material from the wafer after the desired pattern has been placed on the wafer. Emerging advanced etch and resist strip applications require precisely controlled gas chemistries and flow rates in order to achieve precise etch and resist strip characteristics. Our gas filters and purifiers help assure the purity of these process gas streams.

Wet Cleaning. Ultra-high purity chemicals and photoresists of precise composition are used to clean the wafers, to pattern circuit images and to remove photoresists after etch. Before processes such as photoresist coating, thin film deposition, ion implantation, diffusion and oxidation, and after processes, such as ion implantation and etch, the photoresists must be stripped off, and the wafer cleaned in multiple steps of chemical processes. To maintain manufacturing yields and avoid defective products, these chemicals must be maintained at very high purity levels without the presence of foreign material such as particles, ions or organic contaminants. Our liquid filters and purifiers are used to assure the purity of these chemicals.

Our wafer and reticle carriers are high purity “mini-environments” which carry wafers between each of the above process steps protecting them from damage and contamination during these transport operations. Our fluid handling components assure the delivery of pure liquid chemicals to each of these process steps. Front end wafer processing can involve hundreds of steps and take several weeks. As a result, a batch of 25 fully processed wafers, the maximum number of wafers that can be transported in one of our products, can be worth several million dollars. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be handled carefully and precisely to minimize damage. Thus, in the case of wafer carriers, precise wafer positioning, highly reliable and predictable cassette interface dimensions and advanced materials are crucial. The failure to prevent damage to wafers can severely impact integrated circuit performance, render an integrated circuit inoperable or disrupt manufacturing operations. Our materials integrity management products enable semiconductor manufacturers to: minimize contamination (semiconductor processing is now so sensitive that ionic contamination in certain processing chemicals is measured in parts per trillion); protect semiconductor devices from electrostatic discharge and shock; avoid process interruptions; prevent damage or abrasion to wafers and materials during automated processing caused by contact with other materials or equipment; prevent damage due to abrasion or vibration of work-in-process and finished goods during transportation to and from customer and supplier facilities; and eliminate the dangers associated with handling toxic chemicals.

Once the front-end manufacturing process is completed, finished wafers are transferred to back-end manufacturers or assemblers. The back-end semiconductor manufacturing process consists of test, assembly and packaging of finished wafers into integrated circuits. Our traditional materials integrity management products, such as wafer shippers, wafer and reticle carriers and integrated circuit trays, facilitate the storage, transport, processing and protection of wafers through these front-end and back-end manufacturing steps.

Semiconductor manufacturing has become increasingly complex in recent years as new technologies have been introduced to enhance device performance and as larger wafer sizes have been introduced to increase production efficiencies. This increasing complexity of semiconductor devices has resulted in a number of challenges including the need for more complex, higher-precision liquid and gas delivery, measurement, control and purification systems and subsystems in the front-end manufacturing processes and to improve time-to-market, reduce manufacturing costs, improve production quality and enhance product reliability and long-term service and support. To address these challenges, semiconductor equipment companies and device manufacturers are outsourcing the design and manufacture of liquid delivery, measurement, control and purification systems, subsystems, components, and consumables to us and to other well-established subsystem and component companies that have worldwide presence and leading technologies. The design and performance of those liquid delivery systems, subsystems, components and consumables are critical to the front-end semiconductor manufacturing process because they directly affect cost of ownership and manufacturing yields. We continually seek opportunities to work with our customers to address these challenges.

Also in response to these challenges and to achieve continued productivity gains, semiconductor manufacturers have become increasingly focused on materials integrity management solutions that enable them to safely store, handle, process and transport critical materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. The need for efficient and reliable materials integrity management is particularly important as new materials are introduced and as 300 mm semiconductor wafer manufacturing becomes a more prevalent manufacturing technology. Processing 300 mm wafers, currently the largest wafer size in a manufacturing environment, is more costly and more complex because of the larger size of these wafers. In addition, new materials and circuit shrinkage create new contamination and material compatibility risks, rendering 300 mm wafers more vulnerable to damage or contamination. These trends will present new and increasingly difficult shipping, transport, process and storage challenges. We seek to bring our advanced polymer manufacturing and advanced tool design capabilities to bear on these challenges to provide our customers with innovative materials integrity management solutions.

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

Many of the processes used to manufacture semiconductors are also used to manufacture flat panel displays, magnetic and optical storage devices and fiber optic cables for telecommunications, resulting in the need for similar filtration, purification, control and measurement capabilities. We seek to leverage our products and expertise in serving semiconductor applications to address these important market opportunities.

OUR BUSINESS STRATEGY

Our objective is to be a global leader providing innovative materials integrity management solutions to the semiconductor and ancillary markets. We intend to build upon our position as a worldwide developer, manufacturer and supplier of liquid delivery systems, components and consumables used by semiconductor and other electronic device manufacturers to grow our business in these and other high value-added manufacturing process markets. Our strategy includes the following key elements:

Comprehensive and Diverse Product Offerings. The semiconductor manufacturing industry is driven by rapid technological changes and intense competition. We believe that semiconductor manufacturers are seeking process control suppliers who can provide a broad range of reliable, flexible and cost effective products, as well as the technological and application design expertise necessary to deliver effective solutions. Our comprehensive product offering enables us to meet a broad range of customer needs and provide a single source of flexible product offerings for semiconductor device and capital equipment manufacturers as they seek to consolidate their supplier relationships to a smaller select group. In addition, we believe manufacturers of semiconductor tools are looking to their suppliers for subsystems that provide more integrated functionality and that can seamlessly communicate with other equipment. We believe our offering of consumables and equipment, as well as our ability to integrate them, allows us to provide advanced subsystems.

Diversified Revenue Stream. We target a diversified revenue stream by balancing our sales of wafer transport and process carriers as well as component and subsystem equipment products with sales of our unit driven and consumable products. Our unit driven and consumable products provide a relatively more stable and recurring source of revenue in an otherwise cyclical industry. Our capital expense driven products, which are generally dependent upon such factors as the construction and expansion of semiconductor manufacturing facilities and the retrofitting and renovation of existing semiconductor facilities, position us to benefit from increases in capital spending that is typically more subject to the volatility of industry cycles.

Technology Leadership. With the emergence of smaller and more powerful semiconductor devices, and the deployment of new materials and processes to produce them, we believe there is a need for greater materials integrity management within the semiconductor fabrication process. We seek to extend our technology by developing advanced products that address more stringent requirements for greater purification, protection and transport of high value added materials and for contamination control, fluid delivery and monitoring, and system integration. We have continuously improved our products as our customers’ needs have evolved. For example: we have developed proprietary materials blends, for use in our wafer handling product family which address the contamination concerns of advanced semiconductor processing below 100 nanometers; we have also developed a next generation 300 mm front opening unified pod utilizing those materials targeting the needs of 65 nm production; and we have expanded upon our proprietary two-stage dispense technology with integrated filtration for photoresist delivery, where the photoresist is filtered through one pump and precisely dispensed through a second pump at a different flow rate to reduce defects on wafers.

Strong Customer Base. We have established ongoing relationships with many leading original equipment manufacturers and materials suppliers in our key markets. These industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage which has facilitated our ability to introduce new products and applications that meet our customers’ needs. For example, we work with our key customers at the pre-design and design stage to identify and respond to their requests for current and future generations of products. We target opportunities to offer new technologies in emerging applications, such as copper plating, chemical mechanical planarization, wet- dry cleaning systems and photolithography. We believe that our large customer base will continue to be an important source of new product development ideas.

Global Presence. We have established a global infrastructure of design, manufacturing, distribution, service and support facilities to meet the needs of our customers. In addition, we may expand our global infrastructure, either through acquisition or internal development, to accommodate increased demand or we may consolidate inefficient operations to optimize our manufacturing and other capabilities. For example, we have established sales and service offices in China in anticipation of a growing semiconductor manufacturing base in that region. As semiconductor and other electronic device manufacturers have become increasingly global, they have required that suppliers offer comprehensive local repair and customer support services. We maintain our customer relationships through a combination of direct sales and support personnel and selected independent sales representatives and distributors in Asia, Europe and the Middle East.

Ancillary Markets. We plan to leverage our accumulated expertise in the semiconductor industry by developing products for applications that employ similar production processes that utilize materials integrity management, high purity fluids and integrated dispense system technologies. Our products are used in manufacturing processes outside of the semiconductor industry, including the manufacturing of flat panel displays, fuel cell components, high-purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. We plan to continue to identify and develop products that address materials integrity management and advanced materials processing applications where fluid management plays a critical role. We believe that by utilizing our technology to provide manufacturing solutions across multiple industries we are able to increase the total available market for our products and reduce, to an extent, our exposure to the cyclicality of any particular market.

Strategic Acquisitions, Partnerships and Related Transactions. We plan to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets or broaden our technological capabilities and product offerings. Our merger with Mykrolis described above is emblematic of this strategy where we identified a company in the semiconductor industry with a complementary product offering to ours that relied on similar technologies and completed a strategic merger of equals transaction that we believe will create significant cost and revenue synergies. Further, as the dynamics of the markets that we serve shift, we will re-evaluate the ability of our existing businesses to provide value added solutions to those markets in a manner that contributes to our achieving our objectives; in the event that we conclude that a business is not able to do this, we expect to restructure or replace that business. Our recent decision to divest three product lines was made pursuant to this strategy. Finally, we are continuously evaluating opportunities for strategic alliances and joint development efforts with key customers and other industry leaders.

OUR PRODUCTS

Our product portfolio includes five major categories of products: wafer products, liquid products, liquid subsystems, gas micro-contamination products and finished electronic components products. These product categories fall into two major product classes: unit driven and consumable products, and capital spending driven products. Liquid products and finished electronic components products are primarily unit driven and consumable products. Wafer products, liquid subsystems and gas micro-contamination products include both unit-driven and consumable products as well as capital spending driven products. Unit driven and consumable products, including service revenue, accounted for approximately 56%, 56% and 59% of our net sales for fiscal years ended August 2005, 2004, and 2003, respectively and capital expense driven products accounted for approximately 44%, 44% and 41% of our net sales for fiscal years ended August 2005, 2004, and 2003, respectively. There follows a detailed description of each of these five categories of products:

Wafer Products.

We believe that we are a leading provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers. We lead the market with our extensive, high volume line of Ultrapak® and Crystalpak® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150, 200 and 300 mm wafers. We also offer a full-pitch FOSB for the transportation and automated interface of 300 mm wafers. We offer a complete shipping system, including both wafer shipping containers as well as secondary packaging that provide another level of protection for wafers.

We believe that we are a market leader in wafer handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet the full spectrum of industry standards and customers’ wafer handling needs including FOUPs, wafer transport and process carriers, SMIF pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer carriers in a variety of materials and in sizes ranging from 100 mm through 300 mm.

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

Liquid Products

Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly affect the cost of ownership and manufacturing yield. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene hollow fiber and flat sheet membranes that offer improved bubble clearance and gel removal, either of which can cause defects in the wafers if not removed. Our low hold-up volume disposable filters, with hollow fiber or flat sheet membranes, use our Connectology™ technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during changeout. We also offer a line of consumable PVA roller brush products to clean the wafer following the chemical mechanical planarization process. Our unique Planacore™ PVA roller brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer to wafer cleaning performance.

Liquid Subsystems.

CHEMICAL DELIVERY PRODUCTS. Chemicals spend most of their time in contact with fluid storage and management distribution systems, so it is critical for fluid storage and handling components to resist these chemicals and avoid contributing contaminants to the fluid stream. We offer chemical delivery products that allow the consistent and safe delivery of sophisticated chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products and systems under the most stringent of process conditions has made us a recognized leader in high purity fluid transfer products and systems. Both semiconductor manufacturers and semiconductor OEMs use our chemical delivery products and systems. Our comprehensive product line provides our customers with a single source provider for their chemical storage and management needs throughout the manufacturing process. Our chemical delivery products include values, fittings, tubing, pipe chemical containers and custom fabricated products for high purity chemical applications.

LIQUID DELIVERY AND CONTROL SYSTEMS. Our proprietary photochemical filtration and dispense systems integrate our patented two-stage, filter device and valve control technologies. We believe that we offer the microelectronics industry the only dispense systems with integrated filtration capability and that our proprietary patented two-stage technology has a significant advantage over conventional single-stage technology. Our two-stage technology permits the filtering and dispense functions to operate independently so that filtering and dispensing of photochemicals can occur at different rates, reducing the differential pressure across the filter, conserving expensive photochemicals and resulting in reduced defects in wafers. As described above, we offer a line of proprietary filters specifically designed to efficiently connect with these systems. Our patented digital valve control technology improves chemical uniformity on wafers and improves ease of optimized system operation. In addition, our integrated high precision liquid dispense systems enable uniform application of photoresists for the spin-coating process where uniformity is measured in units of Angstroms, a tiny fraction of the thickness of a human hair.

We offer a wide variety of measurement and control products for high purity and corrosive applications. For electronic measurement and control of liquids, we provide a complete line of pressure and flow measurement and control products as well as all-plastic capacitance sensors for leak detection, valve position, chemical level and other measurements. We also offer a complete line of sight tube-style flowmeters and mechanical gauge pressure measurement products.

Gas Micro-Contamination Products

Our Wafergard®, ChamberGard™ and Waferpure® particle and molecular filtration products purify the gas entering the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce outgassing and improve corrosion resistance. Our Waferpure® and Aeronex Gatekeeper® purifiers chemically react with and absorb volatile contaminants, such as oxygen and water, to prevent contamination and our ChamberGard™ vent diffusers reduce particle contamination and processing cycle times. We offer a wide variety of gas purification products to meet the stringent requirements of semiconductor processing. Our Aeronex Gas Purification Systems contain dual resin beds providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers. Our Extraction products include filter housings and hybrid media chemical air filters which purify air entering exposure tool and process tool enclosures and remove airborne molecular contaminants.

Finished Electronic Components Products

Rapidly changing packaging strategies for semiconductor applications are creating new materials management challenges for back-end manufacturers. We offer chip and matrix trays as well as carriers for bare die handling and integrated circuits. Our materials management products are compatible with industry standards and available in a wide range of sizes with various feature sets. Our standard trays offer dimensional stability and permanent electrostatic discharge protection. Our trays also offer a number of features including custom designs to minimize die movement and contact; shelves and pedestals to minimize direct die contact, special pocket features to handle various surface finishes to eliminate die sticking; and other features for automated or manual die placement and removal. In addition, we support our product line with a full range of accessories to address specific needs such as static control, cleaning, chip washing and other related materials management requirements. To better address this market, we have established ictray.com, a website which allows new and existing customers to select from our full range of standard and custom integrated circuit trays.

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

In addition to the above five product categories, we have undertaken an initiative to transfer our advanced polymer knowledge into the fuel cell market, where the properties of highly engineered polymers can be used in various products and manufacturing processes.

Worldwide Applications Development and Field Support Capabilities

We provide strong technical support to our customers through local service groups and engineers consisting of field applications engineers, technical service groups, applications development groups and training capabilities. Our field applications engineers, located in the United States and in approximately ten other countries, work directly with our customers on product qualification and process improvement in their facilities. In addition, in response to customer needs for local technical service and fast turn-around time, we maintain regional applications laboratories. Our applications laboratories maintain process equipment that simulate customers’ applications and industry test standards and provide product evaluation, technical support and complaint resolution for our customers.

OUR CUSTOMERS AND MARKETS

Our major customer groups include integrated circuit device manufacturers, original equipment manufacturers that provide equipment to integrated circuit device manufacturers, gas and chemical manufacturing companies and manufacturers of high precision electronics.

Our most significant customers based on sales in fiscal 2005 include industry leaders, such as AMD, Applied Materials, Inc., Dainippon Screen Manufacturing Co., Ltd., IBM, Motorola, Seagate Technology, Taiwan Semiconductor Manufacturing Co. Ltd., and UMC Group. We also sell our products to flat panel display original equipment manufacturers, materials suppliers and end-users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In 2005, 2004 and 2003, net sales to our top ten customers accounted for approximately 37%, 36%, and 40%, respectively, of our net sales. During those same periods no single customer accounted for more than 10% of our net sales. International net sales represented approximately 64%, 62% and 59%, respectively, of our net sales. Over 3,000 customers purchased products from us during fiscal 2005.

We may enter into supply agreements with our customers to govern the conduct of business between us and our customers, including the manufacture of our products. These agreements generally have a term of one to three years but these agreements do not contain any long-term purchase commitments. Instead, we work closely with our customers to develop non-binding forecasts of the future volume of orders. However, customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control.

SALES AND MARKETING

We sell our products worldwide primarily through our own direct sales force located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of August 27, 2005, our sales and marketing force consisted of approximately 450 employees worldwide. Our direct sales force is supplemented by independent sales representatives and agents.

Our marketing efforts focus on our “push/pull” marketing strategy in order to maximize our selling opportunities. We work with original equipment manufacturers to persuade them to design tools that require our products and we create end user “pull” demand by persuading semiconductor manufacturers to specify our products. Our industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage that has facilitated our ability to introduce new products and applications that meet our customers’ needs. In addition, we are constantly identifying for our customers the variety of analytical, purification and process control challenges which may be addressed by our products. Further, we adapt our products and technologies to resolve process control issues identified by our customers. Our sales representatives provide our customers with worldwide support and information about our products.

We believe that our technical support services are important to our marketing efforts. These services include assisting in defining a customer’s needs, evaluating alternative products, designing a specific system to perform the desired separation, training users and assisting customers in compliance with relevant government regulations. In addition, we maintain a network of service centers located in the United States and in key international markets to support our products.

COMPETITION

The market for our products is highly competitive. While price is an important factor, we compete primarily on the basis of the following factors:

• historical customer relationships;	• breadth of product line;

• technical expertise;	• breadth of geographic presence;

• product quality and performance;	• advanced manufacturing capabilities; and

• total cost of ownership;	• after-sales service.

• customer service and support;

We believe that we compete favorably with respect to all of the factors listed above, but we cannot assure you that we will continue to do so. We believe that our key competitive strengths include our broad product line, the low total cost of ownership of our products, our ability to provide our customers with quick order fulfillment and our technical expertise. However, our competitive position varies depending on the market segment and specific product areas within these segments. While we have longstanding relationships with a number of semiconductor and other electronic device manufacturers, we also face significant competition from companies that have longstanding relationships with other semiconductor and electronic device manufacturers and, as a result, have been able to have their products specified by those customers for use in manufacturers’ fabrication facilities. In the markets for our consumable products, we believe that our differentiated membrane and materials integrity management technologies, strong supply chain capabilities, which allow us to provide our customers with quick order fulfillment, and technical expertise, which enables us to develop membranes to meet specific customer needs and assist our customers in improving the functionality of our membranes for particular applications, allow us to compete favorably. In these markets our competitors compete against us on the basis of price, as well as alternative membrane technology having different functionality, manufacturing capabilities and breadth of geographic presence.

The market for our products is highly fragmented, and we compete with a number of different companies. Our wafer and reticle handling product lines face competition largely on a product-by-product basis. We have historically faced competition from companies such as Miraial (formerly Kakizaki), Dainichi and Shin-Etsu Polymer. These companies compete with us primarily in 200 mm and 300 mm applications. Our liquid subsystem products also face worldwide competition from companies such as Saint-Gobain, Parker, Gemu and Iwaki Co., Ltd. In finished electronic components products, we compete with companies such as ITW/Camtex, Peak International and 3M and from regional suppliers. In liquid products we compete with companies such as Pall Corporation. In gas microcontamination products we compete with companies such as SAES Puregas and Mott Metallurgical Corporation. Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. However, we believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor.

RESEARCH AND DEVELOPMENT

Our aggregate research and development expenses in fiscal 2005, 2004 and 2003 were $20.4 million, $20.1 million and $17.8 million, respectively. As of August 27, 2005, we had approximately 250 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto when we believe it is in our long-term interests to do so.

To meet the global needs of our customers, we have research and development capabilities in Chaska, MN, Billerica, MA as well as in Japan. Our research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role.

We use sophisticated methodologies to research, develop and characterize our materials and products. Our materials technology lab is equipped to analyze the physical, rheological, thermal, chemical and compositional nature of the polymers we use. Our materials lab includes standard and advanced polymer analysis equipment such as inductively coupled plasma mass spectrometry (ICP/MS), inductively coupled plasma atomic emission spectrometry (ICP/AES), fourier transform infrared spectroscopy (FTIR) and automated thermal desorption gas chromatography/mass spectrometry (ATD-GC/MS). This advanced analysis equipment allows us to detect contaminants in materials that could harm the semiconductor manufacturing process to levels as low as parts per billion, and in many cases parts per trillion.

Our capabilities to test and characterize our materials and products are focused on continuously reducing risk to our customers. We expect that technology and product research and development will continue to represent an important element in our ability to develop and characterize our materials and products.

Key elements of our research and development expenditures over the past three years have included the development of new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. Additional investments were made in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), a consortium of semiconductor equipment suppliers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

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

To meet our customer needs worldwide, we have established an extensive global manufacturing network with manufacturing facilities in the United States, Germany, Japan and Malaysia. Because we work in an industry where contamination control is paramount, we maintain Class 100 to Class 10,000 cleanrooms for manufacturing and assembly. We believe that our worldwide manufacturing operations and our advanced manufacturing capabilities are important competitive advantages. Our advanced manufacturing capabilities include:

•	Injection Molding. Our manufacturing expertise is based on our long experience with injection molding. Using molds produced from computer-aided processes, our manufacturing technicians utilize specialized injection molding equipment and operate within specific protocols and procedures established to consistently produce precision products.

•	Extrusion. Extrusion is accomplished through the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the resulting melt through a die to produce tubing and pipe. We have established contamination free on-line laser marking and measurement techniques to properly identify products during the extrusion process and ensure consistency in overall dimension and wall thickness. In addition, we use extrusion technology to extrude a polymer mix into flat sheet and hollow fiber membranes.

•	Blow Molding. Blow molding consists of the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the melt through a die to create a hollow tube. The molten tube is clamped in a mold and expanded with pressurized gas until it takes the shape of the mold. We utilize advanced three-layer processing to manufacture 55 gallon drums, leading to cost savings while simultaneously assuring durability, strength and purity.

•	Rotational Molding. Rotational molding is accomplished by the placing of a solid polymer powder in a mold, placing the mold in an oven and rotating the mold on two axes so that the melting polymer coats the entire surface of the mold. This forms a part in the shape of the mold upon cooling. We use rotational molding in manufacturing containers up to 5,000 liters. Our rotational molding expertise has provided rapid market access for our current fluoropolymer sheet lining manufacturing business.

•	Compression Molding. In compression molding, thermoset polymers are processed. Today, we use this manufacturing process primarily for manufacturing bipolar plates and end-plates for the fuel cell market. We use the same expertise as in injection molding to assure a consistently produced precision product.

•	Membrane Casting. We cast membrane by extruding a polymer into flat sheet or hollow fiber format that is passed through a chamber with controlled atmospheric conditions to control the development of voids or pores in the membrane. Once cast, the membrane is subjected to solvent extraction and annealing steps. The various properties of the membranes that we offer are developed during subsequent process steps.

•	Cartridge Manufacturing. We fabricate the membrane we manufacture as well as membranes manufactured by others into finished filtration cartridges in a variety of configurations. The fabrication process involves membrane processing into pleated and other configurations around a central core and enclosing it in framework of end caps and protective screening for use in fabricated cartridge housings. We also manufacture filter cartridges that are integrated into their own housings and incorporate our patented Connectology™ quick connect technology.

•	Machining. Machining consists of the use of computer-controlled equipment to create shapes, such as valve bodies, out of solid polymer blocks or rods. Our computerized machining capabilities enable speed and repeatability in volume manufacturing of our machined products, particularly products utilized in chemical delivery applications.

•	Assembly. We have established protocols, flow charts, work instructions and quality assurance procedures to assure proper assembly of component parts. The extensive use of robotics throughout our facilities reduces labor costs, diminishes the possibility of contamination and assures process consistency.

•	Tool Making. We employ about 60 tool development and tool making related staff primarily at locations in the United States. Our toolmakers produce the majority of the tools we use throughout the world.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of October 1, 2005 our patent portfolio included 352 current U.S. patents, 675 current foreign patents, including counterparts to U.S. filings, 170 pending U.S. patent applications, 108 pending filings under the Patent Cooperation Treaty not yet nationalized and 875 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described below, these licenses are not currently related to any of our core product technology. In connection with the separation of Mykrolis from Millipore Corporation (described on page 18), Mykrolis was granted licenses to certain Millipore technology. Our use of Millipore’s technology is governed by the agreements governing the separation of Mykrolis from Millipore which prohibit our use of Millipore’s technology in fields of use outside of the microelectronics industry. In general, where technology is used both by Millipore in the manufacture of its products and by us in the manufacture of our products, Millipore retained ownership of the technology and granted us a license to use the technology limited to fields of use in the microelectronics industry. These restrictions could limit our ability to expand our business into markets outside the microelectronics industry, which could limit our growth.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions made while employed by us.

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

GOVERNMENTAL REGULATION

Our operations are subject to federal, state and local regulatory requirements relating to environmental, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of contaminants, hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. There can be no assurance that we will not incur material costs and liabilities or that our past or future operations will not result in exposure to injury or claims of injury by employees or the public. Although some risk of costs and liabilities related to these matters is inherent in our business, as with many similar businesses, we believe that our business is operated in substantial compliance with applicable regulations. However, new, modified or more stringent requirements or enforcement policies could be adopted, which could adversely affect us. While we expect that capital expenditures will be necessary to assure that any new manufacturing facility is in compliance with environmental and health and safety laws, we do not expect these expenditures to be material. Otherwise, we are not presently aware of any facts or circumstances that would cause us to incur significant liabilities in the future related to environmental, health and safety law compliance.

EMPLOYEES

As of October 1, 2005, we had approximately 2,750 full-time employees, including approximately 250 in engineering, research and development and approximately 450 in sales and marketing as well as approximately 600 temporary employees. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries.

INFORMATION ABOUT OUR OPERATING SEGMENT

The Company operates in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor manufacturing companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. In fiscal 2005, 2004 and 2003 approximately 64%, 62% and 59%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is discussed in Note 19 to the Entegris, Inc. Consolidated Financial Statements (the “Financial Statements”) included in response to Item 8 below, which Note is hereby incorporated herein by reference.

OTHER INFORMATION

On July 27, 2005, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) pursuant to which Entegris declared a dividend on August 8, 2005 to its shareholders of record on August 8, 2005 of the right to purchase (a “Right”) one additional share of Entegris Common Stock for each share of Entegris Common Stock owned, at a price of $130.00 for each share. The Rights Plan is designed to protect Entegris’ shareholders from attempts by others to acquire Entegris on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of our common stock until certain triggering events occur. The Rights authorize the holders to purchase shares of our common stock at a 50% discount from market value upon the occurrence of specified triggering events, including, unless approved by our board of directors, an acquisition by a person or group of specified levels of beneficial ownership of our common stock or a tender offer for our common stock. The common stock purchase rights are redeemable by us for $0.01 and will expire in July of 2015. One of the events which will trigger the common stock purchase rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than Entegris or any of our subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of our common stock. An Acquiring Person may not exercise a common stock purchase right.

Entegris’ products are made from a wide variety of raw materials which are generally available in quantity from alternate sources of supply. However, certain materials included in the Company’s products are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on those sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary adverse effect on the Company’s results of operations. Furthermore, a significant increase in the price of one or more of these components could adversely affect the Company’s results of operations.

OUR HISTORY

We were incorporated in Delaware in June 2005 under the name Eagle DE, Inc. as a wholly owned subsidiary of Entegris Minnesota. Effective August 6, 2005 Entegris Minnesota merged into us in a reincorporation merger of which we were the surviving corporation. Immediately following that merger, Mykrolis merged into us and our name was changed to Entegris, Inc. Our stock is traded on the NASDAQ under the symbol “ENTG”.

Entegris Minnesota was incorporated in June 1999 to effect the business combination of Fluoroware, Inc., which began operating in 1966, and EMPAK, Inc., which began operating in 1980. On July 10, 2000 Entegris Minnesota completed an initial public offering of approximately 19% of the total shares of the Company’s common stock outstanding.

Mykrolis was organized as a Delaware corporation on October 16, 2000 under the name Millipore MicroElectronics, Inc. in connection with the spin-off by Millipore Corporation of its microelectronics business unit. On March 31, 2001, Millipore effected the separation of the Mykrolis business from Millipore’s business by transferring to Mykrolis substantially all of the assets and liabilities associated with its microelectronics business. On August 9, 2001 Mykrolis completed an initial public offering of approximately 18% of the total shares of the Company’s common stock outstanding. On February 27, 2002, Millipore completed the spin-off of Mykrolis by distributing to its stockholders the 82% of the Mykrolis common stock that it held following the Mykrolis initial public offering.

EXECUTIVE OFFICERS OF ENTEGRIS

The following is a list, as of October 31, 2005, of the Executive Officers of Entegris. All of the officers of Entegris Corporation listed below were elected to serve until the first Directors Meeting following the 2005 Annual Stockholders Meeting.

Name	Age	Office	First Elected To Office*
CORPORATE OFFICERS

Gideon Argov	49	President & Chief Executive Officer	2004

Jean-Marc Pandraud	52	Executive Vice President and Chief Operating Officer	2001

Bertrand Loy	40	Executive Vice President and Chief Administrative Officer	2001

John D. Villas	47	Senior Vice President and Chief Financial Officer, Treasurer	1997

Peter W. Walcott	59	Senior Vice President, Secretary & General Counsel	2001

Gregory B. Graves	45	Senior Vice President Strategic Planning & Business Development	2002

John Goodman	45	Senior Vice President Chief Technology & Innovation Officer	2005

*	With either the Company or a predecessor company

Gideon Argov has been our President and Chief Executive Officer and a director since the effectiveness of our merger with Mykrolis. He served as the Chief Executive Officer and a director of Mykrolis since November 2004. Prior to joining Mykrolis, Mr. Argov was a Special Limited Partner at Parthenon Capital, a Boston-based private equity partnership, since 2001. He served as Chairman, Chief Executive Officer and President of Kollmorgen Corporation from 1991 to 2000. From 1988 to 1991 he served as Chief Executive Officer of High Voltage Engineering Corporation. Prior to 1988, he led consulting engagement teams at Bain and Company. He is a director of Interline Brands, Inc. and Fundtech Corporation.

Jean-Marc Pandraud has been our Executive Vice President and Chief Operating Officer since the effectiveness of the merger with Mykrolis. He served as the President and Chief Operating Officer of Mykrolis since January 2001. Prior to that he served as Vice President and General Manager of the Microelectronics Divisions of Millipore, a position he had held since July 1999. From 1994 until 1999, Mr. Pandraud served as the Vice President and General Manager of Millipore’s Laboratory Water Division and was also Regional Manager of Millipore’s Latin American operations from 1997 until 1999. Mr. Pandraud also served as the Managing Director of Millipore’s French subsidiary and as European General Manager for the Millipore Analytical Division from 1988 until 1994.

Bertrand Loy has been our Executive Vice President and Chief Administrative Officer since the effectiveness of the merger with Mykrolis. He served as the Vice President and Chief Financial Officer of Mykrolis since January 2001. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore from April 1999 until December 2000. From 1995 until 1999, he served as the Division Controller for Millipore’s Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan.

John D. Villas has been our Senior Vice President and Chief Financial Officer since the effectiveness of the merger with Mykrolis. He served as the Chief Financial Officer of Entegris Minnesota since March 2000. Prior to that time, Mr. Villas had been Chief Financial Officer of

Fluoroware since November 1997 and Vice President Finance since April 1994. Mr. Villas joined Fluoroware in 1984 as controller and then served as corporate controller between 1991 and 1994.

Peter W. Walcott has been our Senior Vice President, Secretary and General Counsel since the effectiveness of the merger with Mykrolis. He served as the Vice President, Secretary and General Counsel of Mykrolis since October 2000. Mr. Walcott served as the Assistant General Counsel of Millipore from 1981 until March 2001.

Gregory B. Graves has been our Senior Vice President Strategic Planning & Business Development since the effectiveness of the merger with Mykrolis. Mr. Graves served as the Chief Business Development Officer of Entegris Minnesota since September 2002 and from September 2003 until August 2004 he also served as Senior Vice President of Finance. Prior to joining Entegris Minnesota, Mr. Graves held positions in investment banking and corporate development, including at U.S. Bancorp Piper Jaffray from June 1998 to August 2002 and at Dain Rauscher from October 1996 to May 1998.

John Goodman has been our Senior Vice President Chief Technology & Innovation Officer since the effectiveness of the merger with Mykrolis. He served as the Managing Director of the fuel cell market sector of Entegris Minnesota since January 2005 and prior to that as president of the fuel cell market sector since June 2002. Mr. Goodman served as Executive Vice President and Chief Technology Officer of Entegris Minnesota from 1999 to 2002. Prior to that time, Mr. Goodman held a variety of positions with Fluoroware (a predecessor to Entegris Minnesota) since 1982.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file or furnish to the S.E.C. pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the S.E.C. electronically. Our website is located at http://www.Entegris.com; these reports can be found under “Investor Relations—SEC Filings”. In addition, the SEC maintains a website containing these reports that can be located at http://www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

At their first meeting following the merger with Mykrolis on August 10, 2005, the Board of Directors adopted a code of business ethics, The Entegris Code of Business Ethics, applicable to all of our executives, directors and employees as well as a set of corporate governance guidelines. The Entegris Code of Business Ethics, the Governance Guidelines and the charters for our Audit & Finance Committee, Governance & Nominating Committee and of our Management Development & Compensation Committee all appear on our website at http://www.Entegris.com under “Investor Relations – Governance”. The Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Peter W. Walcott, our Senior Vice President & General Counsel through our corporate headquarters.

Item 2. Properties.

Our principal executive offices are located in Chaska, Minnesota. We also have manufacturing, design and equipment cleaning facilities in the United States, Japan, France, Malaysia and Germany. Information about our principal facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned
Chaska, Minnesota	Executive Offices, Research & Manufacturing	370,000	Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing	175,000	Leased[1]
Allen, Texas	Research & Manufacturing	178,000	Leased[2]
Colorado Springs, Colorado	Manufacturing	82,000	Owned
Gilroy, California	Manufacturing, Cleaning Services	60,000	Owned
South Beloit, Illinois	Manufacturing	50,000	Leased[3]
Montpellier, France	Cleaning Services	53,000	Owned
Yonezawa, Japan	Manufacturing	196,000	Owned
Kulim, Malaysia	Manufacturing	105,000	Owned
Bad Rappenau, Germany	Manufacturing	44,000	Owned

1	This lease expires March 31, 2014, but is subject to two five year renewal options.
2	This lease expires May 31, 2008, but is subject to two five year renewal options. This premises is principally used by the gas delivery business that is being divested.
3	This lease expires January 14, 2006. These premises are principally used by the life science business that is being divested.

We lease approximately 4,200 square feet of manufacturing space in Millipore’s facility located at 80 Ashby Road, Bedford, MA under a transitional services agreement that expires March 31, 2006; we are currently negotiating an extension of this agreement. We also lease approximately 21,000 square feet of research and development and manufacturing space in two buildings located in San Diego, California, which was assumed pursuant to the Mykrolis acquisition of Aeronex, Inc. in 2004. Approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, MA was assumed pursuant to the Mykrolis acquisition of Extraction Systems, Inc. in 2005. The leases for this space expire during 2006.

We maintain a worldwide network of sales, service, repair and cleaning centers in the United States, Germany, France, Japan, Taiwan, Singapore, China (Shanghai) and Korea. Leases for our facilities expire between February 2005 and March 2014. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

We believe that our facilities are well-maintained and, except as described above, suitable for their respective operations. Except for approximately 25,000 square feet in our Billerica facility and the above described closed facility, all of our facilities are fully utilized.

As of August 27, 2005, under the lease terms relating to the vacated Bedford, Massachusetts facility, we had an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor had the option to sell the facility to the Company at 90% of the then current fair market value prior to November 30, 2005. In November 2005, pursuant to a Release and Termination Agreement, the Company paid the lessor $50 thousand in consideration of lessor’s release and termination of its option under the lease.

In addition to the above facilities that we use or have used in our operations, we continue to be a named lessee on a lease relating to facilities located in California that were formerly used by Tylan General Corporation prior to its acquisition by Millipore in 1997. This lease expires in March 2006. This lease obligation was assumed by Mykrolis pursuant to its separation from Millipore and by us pursuant to the Merger. While this facility has been subleased for the remainder of its term, under the provisions of the sublease arrangements we were not released from the lease obligations by the landlord.

Item 3. Legal Proceedings.

On March 3, 2003 Mykrolis filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. This lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed our patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that our patents are invalid and/or not infringed and costs incurred in conducting the litigation. On April 30, 2004, the court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, Mykrolis filed a motion with the court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction. Subsequently, Pall filed a motion to dissolve the preliminary injunction based on two Japanese publications that it alleged raised questions as to the validity of the patents in suit. On January 18, 2005, the United States District Court of Massachusetts issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005. On February 17, 2005, Mykrolis filed a notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt.

On September 9, 2002, Lucent Technologies, Inc. named Entegris Minnesota as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January of 2000. Defense of this case was undertaken by the Company’s insurance carriers. On August 29, 2005 this matter was settled for a cash payment by our insurance carriers.

On June 28, 2005, Entegris Minnesota filed a lawsuit against Miraial Co. Ltd. in the United States District Court for the District of Minnesota alleging the infringement, contributory infringement or inducement to infringe of five of the Company’s U.S. patents relating to containers for transporting and storing silicon wafers use in the manufacture of semiconductors. This lawsuit also sought preliminary and permanent injunctions preventing the defendant from directly infringing, infringing by inducement or contributing to the infringement of these patents. On September 23, 2005 defendant filed a motion to dismiss for lack of jurisdiction and insufficiency of service of process. On October 28, 2005 this case was transferred to the U.S. District Court for the Southern District of New York by stipulation of the parties and the defendant accepted service of process and submitted to the jurisdiction of that court.

In addition, from time to time, the Company is a party to various legal proceedings arising in the ordinary course of our business. We do not believe that these proceedings individually or in the aggregate will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 3, 2005 a Special Meeting of Stockholders of our predecessor company, Entegris Minnesota was held to consider and act upon: (i) a re-incorporation merger into us with the Company as the surviving corporation ; (ii) a subsequent merger of Mykrolis Corporation into us with the Company as the surviving corporation; (iii) a proposal to approve a classified board of directors for the Company; and (iv) a proposal to approve adjournment or postponement of the meeting to permit further solicitation of proxies if necessary. The number of votes cast for, against or withheld with respect to each such matter are as follows:

	Proposal	For	Against	Abstain	Broker Non-Votes
1.	Re-incorporation Merger	58,537,198	1,417,520	370,078	0
2.	Merger with Mykrolis Corporation	59,848,014	103,909	372,873	0
3.	Staggered Board**	32,313,845	27,978,583	32,360	0
4.	Adjournments	35,753,995	24,200,160	430,641	0

**	Required affirmative vote of 51% of outstanding shares.

PART II

Item 5. Market for Entegris’ Common Stock, and Related Stockholder Matters.

Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ National Market System (NMS) under the symbol “ENTG”; prior to the Merger, Entegris Minnesota’s shares traded on the NMS under the same symbol. The following table sets forth the highest and lowest sale prices of Entegris Minnesota shares at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated. As of November 1, 2005 there were 2,571 shareholders of record.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First quarter	$9.91	$7.67	$15.46	$11.30
Second quarter	$10.41	$8.40	$14.70	$11.46
Third quarter	$9.99	$8.24	$13.38	$10.19
Fourth quarter	$11.88	$9.50	$11.79	$7.84

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. On July 27, 2005 the Entegris Board of Directors declared a dividend of one common stock purchase right for each share of Entegris Common Stock outstanding to shareholders of record on August 8, 2005, payable on August 8, 2005. For a description of the Common Stock Rights Plan see “Other Information” in Item 1 above. Each right entitles the holder to purchase one share of Entegris Common Stock at a price of $50.

Item 6. Selected Financial Data

The table that follows presents selected financial data for each of the last five fiscal years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K Report.

	Fiscal year ended
(In thousands, except per share amounts)	2005	2004	2003	2002	2001
Operating Results
Net Sales	$367,100	$346,764	$251,104	$222,997	$343,624
Gross profit	139,499	150,903	98,553	88,706	162,670
Selling, general and administrative expenses	115,089	96,176	80,307	73,569	78,510
Engineering, research and development expenses	20,400	20,128	17,803	17,408	16,517
Operating profit (loss)	4,010	34,599	(1,155)	(3,834)	54,499
Income loss before income taxes and equity in affiliates	8,667	35,917	(4,829)	(1,395)	60,110
Income tax expense (benefit)	(973)	11,134	(6,248)	(3,373)	21,339
Equity in net loss (income) of affiliates	247	13	144	—	(1,488)
Minority interest in subsidiaries’ net (loss) income	—	—	—	(798)	1,643
Net income	$9,393	$24,770	$1,275	$2,776	$38,616

Earnings Per Share Data
Earnings per share – diluted	$0.12	$0.32	$0.02	$0.04	$0.53
Weighted shares outstanding – diluted	79,328	76,220	74,475	74,170	72,995

Operating Ratios – % of net sales
Gross profit	38.0%	43.5%	39.2%	39.8%	47.3%
Selling, general and administrative expenses	31.4	27.7	32.0	33.0	22.8
Engineering, research and development expenses	5.6	5.8	7.1	7.8	4.8
Operating profit (loss)	1.1	10.0	(0.5)	(1.7)	15.9
Income (loss) before income taxes and other items	2.4	10.4	(1.9)	(0.6)	17.5
Effective tax rate	(11.2)	31.0	(129.4)	241.8	35.5
Net income	2.6	7.1	0.5	1.3	11.2

Cash Flow Statement Data
Depreciation and amortization	$25,616	$25,492	$27,180	$28,164	$24,260
Capital expenditures	20,759	21,179	13,445	19,568	24,231
Net cash provided by operating activities	46,974	48,198	32,417	32,861	79,958
Net cash (provided by) used in investing activities	(82,061)	88,649	37,541	38,333	110,134
Net cash provided by (used in) financing activities	3,066	1,835	10,706	5,619	2,019

Balance Sheet and Other Data
Current assets	$535,117	$264,615	$211,128	$216,735	$220,037
Current liabilities	124,856	63,895	54,289	39,621	61,253
Working capital	410,261	200,720	156,839	177,114	158,784
Current ratio	4.29	4.14	3.89	5.47	3.59
Long-term debt	21,800	18,898	10,070	12,691	13,101
Shareholders’ equity	1,023,414	372,185	337,665	322,114	312,307
Total assets	1,185,620	467,046	414,739	390,260	405,815
Long-term debt to equity ratio – %	2.1	5.1	3.0	3.9	4.2
Return on average shareholders’ equity – %	1.3	7.0	0.4	0.7	13.3
Shares outstanding at year end	135,299	73,380	72,512	71,161	69,730

Operating results include the following charges or gains: fiscal 2005 a charge of $5.9 million ($3.7 million after taxes) related to the sale of acquired inventory written up to fair value, costs of $3.7 million ($2.3 million after taxes) associated with consolidation of manufacturing facilities, and integration expenses of $12.2 million ($7.6 million after taxes) and a gain of $2.9 million ($1.8 million after taxes) associated with the sale of an equity investment; fiscal 2004 a gain of $1.1 million ($0.7 million after taxes) associated with the sale of an equity investment; fiscal 2003 a charge of $1.5 million ($1.0 million after taxes) related to the closure of a facility and the impairment loss of $4.5 million ($3.3 million after taxes) of an equity investment; fiscal 2002 a charge of $4.0 million ($2.5 million after taxes) related to the closure of two facilities and the reversal of previous nonrecurring charges of $2.4 million ($1.5 million after taxes); fiscal 2001 charges of $8.2 million ($5.1 million after taxes) related to the early termination of a distribution agreement and $4.9 million ($1.5 million after taxes) in connection with the closure of two facilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations with the consolidated financial statements and the accompanying notes to the consolidated financial statements included elsewhere in this document. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Item 7. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

This overview is not a complete discussion of our financial condition, changes in financial condition and results of operations; it is intended merely to facilitate an understanding of the most salient aspects of our financial condition and operating performance and to provide a context for the discussion that follows. The detailed discussion and analysis that follows must be read in its entirety in order to fully understand our financial condition and results of operations.

Entegris, Inc. is a leading provider of materials integrity management products and services that purify, protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and data storage industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

Effective August 6, 2005 Entegris, Inc., a Minnesota corporation, and Mykrolis Corporation, a Delaware corporation, completed a strategic merger of equals transaction, pursuant to which they were each merged into a new Delaware corporation named Entegris, Inc. to carry on the combined businesses. The transaction was accounted for as an acquisition of Mykrolis by Entegris.

With the merger with Mykrolis Corporation, the Company added liquid and gas filters, liquid delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process to our materials integrity management product offerings.

After the merger with Mykrolis, the Company offers a diverse product portfolio which includes more than 13,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Our materials integrity management products purify, protect and transport critical materials in the semiconductor manufacturing process.

Certain of these products are unit driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth while others rely on expansion of manufacturing capacity to drive growth. Our unit driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane based liquid filters and housings, metal based gas filters and resin based gas purifiers, as well as PVA roller brushes for use in post CMP cleaning applications. Our capital expense driven products include our process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes.

On September 12, 2005 we announced that we would divest our gas delivery, life science and tape and reel product lines. We expect these divestitures to be completed during late calendar 2005 or early calendar 2006. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The life sciences products include stainless steel clean in place systems for life sciences applications. Tape and reel products include our Stream™ product line, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for today’s electronics. However, as part of the purchase accounting entries related to the merger, the fair value of the assets and liabilities of the gas delivery business have been classified as assets held for disposal and liabilities of the business to be disposed.

The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday of August. The last three fiscal years ended on the following dates: August 27, 2005, August 28, 2004, and August 30, 2003 and all included 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended August 27, 2005 is alternatively referred to as “fiscal 2005” or “2005.”

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•	The level of sales Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affects certain costs such as incentive compensation, commissions and donations, all of which are highly variable in nature.

•	The variable margin on sales, which is determined by selling prices and the cost of manufacturing and raw materials, has a large effect on profit. This is also affected by a number of factors, which include the Company’s sale mix, purchase prices of raw material, especially resin, purchased components, competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others. The company has experienced significant increases in resin prices as a result of oil price increases in 2005, leading to lower margins.

•	The Company’s fixed cost structure is significant Increases or decreases in sales have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, and depreciation and amortization. It is not possible to vary these costs easily and in the short term as volumes fluctuate. Thus changes in sales volumes can affect the usage and productivity of these cost components and can have a large effect on the Company’s results of operations.

Overall Summary of Fiscal 2005 Financial Results Net sales in fiscal 2005 increased by 5.9% over the prior year. This sales improvement was principally driven by the inclusion of sales from Mykrolis for the three-week period subsequent to the date of the merger. Overall business activity in the semiconductor market was relatively flat although specific product lines experienced stronger order and sales activity while certain other lines were lower than prior years. The Company’s higher sales were associated with its data storage products while the life science and wafer handling businesses were flat or lower. Although sales increased year over year, the company reported lower gross margins due to changes in its sales mix with greater sales coming from 300 mm wafer products with relatively lower margins, higher resin prices, certain restructuring costs related to consolidation of some of its manufacturing facilities and the amortization of the write-up of inventory acquired as part of the merger with Mykrolis. The company also had significantly higher general and administrative costs as a result of the merger. These costs included the costs of integration activities, severance and termination costs and other transaction costs that were expensed during the period. As a result, the Company reported lower net income for the year when compared to a year ago.

Mykrolis Acquisition On August 6, 2005, Entegris acquired Mykrolis Corporation for a purchase price of approximately $645.0 million, which included Entegris common stock and vested share awards, as well as transaction costs. Mykrolis is a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process.

The fair value of Entegris equity items was derived using an average market price per share of Entegris common stock of $9.94, which was based on Entegris’ average stock price for the period two days before through two days after the terms of the acquisition were agreed to and announced on March 21, 2005. Under the terms of the merger agreement, each outstanding share of Mykrolis common stock was exchanged for 1.39 shares of Entegris common stock in a tax-free transaction.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Mykrolis are recorded at the date of acquisition, at their respective fair values. The consolidated financial statements and reported results of operations of Entegris issued after completion of the acquisition reflect these values.

The purchase price of $645.0 million has been preliminarily allocated based on an estimate of the fair value of assets acquired and liabilities assumed (see Note 2 to the consolidated financial statements). The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain net assets is still being finalized. To the extent that our estimates need to be adjusted, the Company will do so.

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

Net Sales

The Company’s net sales consist of revenue from sales of products net of trade discounts and allowances. The Company recognizes revenue upon shipment, primarily FOB shipping point, when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is probable based upon historical collection results and regular credit evaluations. In most transactions, the Company has no obligations to its customers after the date products are shipped other than pursuant to warranty obligations. In the event that significant post-shipment obligations or uncertainties exist such as customer acceptance, revenue recognition is deferred as appropriate until such obligations are fulfilled or the uncertainties are resolved. For construction contracts for certain customized clean-in-place equipment, the Company recognizes revenues under the percentage-of-completion method, measured by the cost-to-cost method.

Accounts Receivable-Related Valuation Accounts.

The Company maintains allowances for doubtful accounts and for sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing these valuation accounts. Material differences could result in the amount and timing of the Company’s results of operations for any period if we made different judgments or utilized different estimates. In addition, actual results could be different from the Company’s current estimates, possibly resulting in increased future charges to earnings.

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $2.2 million and $1.8 million at August 27, 2005 and August 28, 2004, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At August 27, 2005 and August 28, 2004, the Company’s reserve for sales returns and allowances was $1.4 million and $1.2 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or a full valuation allowance is recorded.

In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $8.0 million at August 27, 2005 compared to $4.2 million at August 28, 2004.

The Company’s inventories comprise materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or valuation allowances may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its molding equipment, are present. If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the assets are less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which we depreciate over the remaining estimated useful life of the assets.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its deferred tax assets at either August 27, 2005 or August 28, 2004.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At August 27, 2005 and August 28, 2004, the Company’s accrual for estimated future warranty costs was $2.8 million and $2.0 million, respectively.

Business Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, the Company typically obtains assistance from independent valuation specialists.

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company normally utilizes the “income method.” This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows.

Determining the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact net income.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of net sales, for fiscal years 2005, 2004 and 2003. The Company’s historical financial data were derived from its audited consolidated financial statements and related notes included elsewhere in this annual report.

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.0	56.5	60.8

Gross profit	38.0	43.5	39.2
Selling, general and administrative expenses	31.4	27.7	32.0
Engineering, research and development expenses	5.6	5.8	7.1
Other charges	—	—	0.6

Operating profit (loss)	1.1	10.0	(0.5)
Interest income, net	(0.7)	(0.1)	(0.2)
Other (income) expense, net	(0.6)	(0.3)	1.7

Income (loss) before income taxes and equity in earnings of affiliates	2.4	10.4	(1.9)
Income tax (benefit) expense	(0.3)	3.2	(2.5)
Equity in net loss of affiliates	0.1	—	0.1

Net income	2.6	7.1	0.5

Fiscal 2005 Compared to Fiscal 2004

Net sales Net sales increased 5.9% to $367.1 million in fiscal 2005 from $346.8 million in fiscal 2004. The increase reflected improvement in certain product lines and the impact of the Merger with Mykrolis that was closed on August 6, 2005, three weeks prior to the end of the Company’s fiscal year.

The Company estimates that approximately two-thirds of the sales increase for 2005 was associated with the Mykrolis Merger. The increase from the Mykrolis Merger is included in the category “other” in the table below.

The following table summarizes total net sales by markets served for 2005 and 2004, along with the year-to-year percentage change:

(In thousands)	2005	2004	Percent change
Net sales:
Semiconductor	$265,326	$274,755	(3)%
Data storage	42,429	32,761	30
Services	30,158	23,276	30
Other	29,187	15,972	83

	$367,100	$346,764	6%

The semiconductor market generated about 72% of the Company’s overall sales for fiscal 2005, compared to about 79% in the prior year. Sales of semiconductor products decreased by 3% from fiscal 2004 to 2005. Both unit-driven product lines such as wafer shippers, and test, assembly and packaging products and capital-spending driven products, such as wafer and reticle carrier products and fluid handling products saw slight sales declines.

The Company’s data storage products accounted for about 12% of consolidated net sales in 2005, compared to 9% a year ago. Year-over-year sales increased by 30% as customers experienced significant increased demand for a wide range of consumer driven electronic products. The increase in sales was particularly driven by results in the first three quarters of the fiscal year with sales moderating in the fourth quarter of the fiscal year.

Sales of services rose 30% from fiscal 2004 and accounted for 8% of Entegris’ overall sales, compared to about 7% a year ago. The increase reflects growth from a service facility acquired in France in the third quarter of fiscal 2004 along with increased sales of equipment used to clean wafer shippers, disk carriers and other shipping products.

Other market sales rose 83% from fiscal 2004 and accounted for 8% of overall sales compared to 5% a year ago. Nearly all of the increase in other market sales was a result of the Mykrolis Merger completed late in the fiscal year.

On a geographic basis, Entegris’ fiscal 2005 sales in North America were 37% of total sales, in Asia Pacific 32%, in Europe 16% and in Japan 15%. Sales in all regions increased with the highest increase coming from the Asia Pacific region.

Gross profit Gross profit in fiscal 2005 decreased by 7.6% to $139.5 million, compared to $150.9 million in fiscal 2004. As a percentage of net sales, the fiscal 2005 gross margin was 38%, compared to 43.5% in 2004. The reductions in the fiscal 2005 gross margin percentage figures were primarily the result of higher resin prices, estimated at slightly over 100 basis points; a change in product mix to some relatively lower margin wafer process products, the fourth quarter $5.9 million reduction in gross profit associated with the write-up of inventory to fair value in connection with the Merger with Mykrolis and costs of $3.6 million associated with consolidation of manufacturing facilities, mainly incurred in the fourth quarter.

The Company expects resin prices to continue to rise for several months in the new fiscal year as oil and natural gas price increases from the previous year are passed on in commodity prices. The Company expects price increases of raw materials to moderate in the latter half of fiscal 2006. The Company expects margins to be negatively affected in the first quarter of fiscal 2006 as a result of continuing amortization charges from the write-up of inventory acquired in the merger with Mykrolis. The write-up is being amortized over inventory turns and is expected to be fully utilized by November 2005. The Company expects that there will be continued pricing and margin pressures in the 300 mm wafer shipper and process products.

Selling, general and administrative expenses (SG&A) SG&A expenses increased $18.9 million, or 19.7%, to $115.1 million in fiscal 2005, up from $96.2 million in fiscal 2004. SG&A costs, as a percent of net sales, increased to 31.4% from 27.7%. This increase mainly reflects costs of $12.1 incurred by the Company in connection with the Merger with Mykrolis and includes severance and retention costs and costs associated with integration of the two operations as well the additional SG&A expenses recorded by Mykrolis after the date of the Merger.

The Company expects SG&A costs to be higher than normal during the first two quarters of next fiscal 2006 as integration costs and related severance and retention costs will continue for this period. In addition, the Company expects the overall SG&A costs to be higher as the Company will have a full year of sales and operating expenses related to the Merger. The Company expects that overall SG&A costs will decline on a pro forma basis resulting from the combination of various sales, marketing and other corporate functions during 2006. These savings are expected to be realized in the latter half of calendar 2006.

Engineering, research and development expenses (ER&D) ER&D expenses were essentially flat in 2005 at $20.4 compared to $20.1 million in 2004. Despite the slight increase in ER&D expenses, such costs as a percent of net sales, decreased to 5.6% from 5.8%, mainly reflecting the Company’s higher net sales. As indicated earlier, a significant portion of the year over year sales growth was a result of the Mykrolis Merger towards the end of the year. The Company expects that ER&D costs will increase in 2006. However, these costs are expected to stay relatively stable as a percent of net sales. The Company’s ER&D efforts continued to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.

Operating profit (loss) Operating profit, stated as a percent of net sales, was 1.1% for fiscal 2005, compared to 10.0% in fiscal 2004. The decline in 2005 was mainly due to lower gross profit as well as higher SG&A expenses as described above.

Interest income, net The Company reported net interest income of $2.5 million in 2005 compared to $0.3 million in 2004. The increases reflect higher average net invested balances and higher rates of interest available on the Company’s investment in debt securities, when compared to a year ago. In addition, interest income in the third quarter of fiscal 2005 included $0.2 million related to interest on a tax refund received during the period.

Other (income) expense, net Other income was $2.1 million in fiscal 2005 compared to $1.0 million in fiscal 2004. Other income in fiscal 2005 included gains of $2.9 million associated with the sale of about 1.1 million shares of Nortem N.V. common stock as described in Note 6 to the Company’s consolidated financials statements. Other income in fiscal 2004 included gains of $1.1 million associated with the sale of an aggregate 512,800 shares of Nortem N.V. common stock made periodically over the course of fiscal 2004.

The Company also recorded foreign currency remeasurement losses of $0.9 million in fiscal 2005 compared to foreign currency remeasurement losses of $0.2 million in 2004.

Income tax (benefit) expense The Company recorded an income tax benefit of $1.0 million in fiscal 2005 compared to income tax expense of $11.1 million for fiscal 2004. The effective tax rate for fiscal 2005 was (11.2)% compared to 31.0% in fiscal 2004. The Company’s effective tax rate in fiscal 2005 is lower than the statutory federal rate of 35% in the United States due to lower taxes on foreign operations, a tax benefit associated with export activities, a tax benefit from the Company’s investment in tax exempt securities, a tax credit associated with research and development activities, and a benefit of $1.4 million from the resolution of tax contingencies.

The Company’s effective tax rate in fiscal 2004 was lower than the statutory federal rate of 35% in the United States due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with research and development activities.

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

The following table summarizes total net sales by markets served for 2004 and 2003, along with the year-to-year percentage change:

(In thousands)	2004	2003	Percent change
Net sales:
Semiconductor	$274,755	$191,405	44%
Data storage	32,761	31,221	5
Services	23,276	20,354	14
Other	15,972	8,124	97

	$346,764	$251,104	38%

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

The Company’s data storage products accounted for about 9% of consolidated net sales in 2004, compared to 12% a year ago. Year-over-year sales increased by 5% as customers experienced a well-publicized overbuild of hard disk drives in the later part of the year.

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

Gross profit Gross profit in fiscal 2004 increased 53% to $150.9 million, compared to $98.6 million in fiscal 2003. As a percentage of net sales, the fiscal 2004 gross margin was 43.5%, compared to 39.2% in 2003. Gross profit dollar gains were reported by both domestic and international operations. The improvements in fiscal 2004 gross margin percentage figures were primarily the result of the increased leverage associated with the improved sales levels noted above, which resulted in higher production levels.

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

Interest income, net The Company reported net interest income of $0.3 million in 2004 compared to $0.6 million in 2003. The decline reflects the lower rates of interest available on the Company’s investments in short-term debt securities compared to the fiscal 2003.

Operating profit (loss) Operating profit, stated as a percent of net sales, was 10.0% for fiscal 2004, compared to an operating loss, stated as a percent of net sales, of 0.5% in fiscal 2003. The improvement in 2004 was mainly due to the leverage associated with increased sales levels, the effect of which was slightly offset by higher SG&A and ER&D expenses as described above.

Other (income) expense, net Other income was $1.0 million in fiscal 2004 compared to other expense of $4.3 million in fiscal 2003. Other income in fiscal 2004 included gains of $1.1 million associated with the sale of an aggregate 512,800 shares of Metron Technology N.V. (Metron) common stock made periodically over the course of fiscal 2004.

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

Income tax expense (benefit) The Company recorded income tax expense of $11.1 million for fiscal 2004 compared to an income tax benefit of $6.2 million in fiscal 2003. The main factor contributing to this variance is the Company’s improvement in earnings from operations. The effective tax rate for fiscal 2004 was 31.0% compared to (129.4)% in fiscal 2003. The Company’s effective tax rate in fiscal 2004 is lower than the statutory federal rate of 35% in the United States due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with research and development activities.

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

Net income The Company recorded net income of $24.8 million, or $0.32 per diluted share, in fiscal 2004, compared to net income of $1.3 million, or $0.02 per diluted share, in fiscal 2003.

Quarterly Results of Operations

The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended August 27, 2005. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments which management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

QUARTERLY STATEMENTS OF OPERATIONS DATA

	Fiscal 2004				Fiscal 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$68,676	$79,970	$98,624	$99,494	$90,505	$84,950	$86,940	$104,705
Gross profit	27,529	34,632	44,300	44,442	36,912	34,680	35,114	32,793
Selling, general and administrative expenses	21,044	23,345	25,525	26,262	24,535	24,442	23,312	42,800
Engineering, research and development expenses	4,603	4,821	5,343	5,361	4,700	4,389	4,948	6,363
Operating profit (loss)	1,882	6,466	13,432	12,819	7,677	5,849	6,854	(16,370)
Net income (loss)	1,637	5,023	9,175	8,935	5,739	4,475	7,109	(7,930)

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	40.1	43.3	44.9	44.7	40.8	40.8	40.4	31.3
Selling, general and administrative expenses	30.6	29.2	25.9	26.4	27.1	28.8	26.8	40.9
Engineering, research and development expenses	6.7	6.0	5.4	5.4	5.2	5.2	5.7	6.1
Operating profit (loss)	2.7	8.1	13.6	12.9	8.5	6.9	7.9	(15.6)
Net income (loss)	2.4	6.3	9.3	9.0	6.3	5.3	8.2	(7.6)

In the fourth quarter of fiscal 2005, the Company’s results included a $5.9 million incremental charge associated with the write-up of inventory to fair value in connection with the Merger with Mykrolis and costs of $3.3 million associated with consolidation of manufacturing facilities, both included in cost of sales; and integration expenses of $11.4 million, mainly included in selling, general and administrative expenses.

In fiscal 2005, the Company’s results also included gains on the sale of equity investments, classified as other income, of $1.8 million and $1.1 million in the third and fourth quarters, respectively.

Our quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a variety of factors, a number of which are beyond the Company’s control.

Liquidity and Capital Resources

The Company has historically financed its operations and capital requirements through cash flow from operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000, Entegris raised capital via an initial public offering. In fiscal 2005, the company financed its Merger with Mykrolis Corporation through the issuance of common stock and stock options.

Operating activities Cash flow provided by operating activities totaled $47.0 million, $48.2 million, and $32.4 million in fiscal 2005, 2004, and 2003, respectively. Cash flow provided by operating activities in 2005 mainly reflected the Company’s net earnings, combined with various noncash charges, including depreciation and amortization of $25.6 million. Such items were partly offset by the impact of working capital demands.

Accounts receivable increased by $0.4 million, while accounts receivable from affiliates decreased by $4.8 million. Days sales outstanding increased from 64 days at the beginning of the year to 67 days at the end of the year, which compared to 68 days two years earlier. Inventories decreased by $2.6 million over the fiscal 2004 year-end balance, mainly reflecting slight declines in raw material and work-in-process inventories. Accounts payable and accrued liabilities increased by $3.1 million.

Partly offsetting the net working capital decreases for receivables and inventory, accrued taxes fell by $6.0 million, mainly reflecting the higher tax payments made by the Company.

Working capital stood at $410.3 million at August 27, 2005, including $174.8 million in cash and cash equivalents, and short-term investments of $104.8 million.

Investing activities Cash flow provided by investing activities totaled $82.1 million in 2005. Cash flow used in investing activities totaled $88.6 million and $37.5 million in 2004 and 2003, respectively. The main component of the fiscal 2005 activity relates to the addition of $97.5 million in cash and cash equivalents recorded in connection with the acquisition of Mykrolis.

Acquisition of property and equipment totaled $20.8 million, $21.2 million, and $13.4 million in 2005, 2004 and 2003, respectively. Capital expenditures in 2005 included investments in manufacturing equipment of $12.4 million, with the remainder invested in tooling, computer and office equipment. The Company expects capital expenditures during fiscal 2006 to be about $40 million, consisting mainly of spending on facility expansions, manufacturing equipment, tooling and information systems.

The Company expended $7.4 million on direct costs associated with the acquisition of Mykrolis. Exclusive of the Mykrolis Merger, cash expended on the acquisition of businesses totaled $2.8 million, $5.1 million, and $44.4 million in 2005, 2004 and 2003, respectively. The fiscal 2005 expenditure relates to contingent consideration and other payments paid in connection with the terms of prior years’ acquisitions.

The Company recorded proceeds from maturities, net of purchases, of debt securities classified as short-term investments of $9.0 million during 2005. The Company made purchases, net of proceeds from maturities, of $66.3 million in 2004 and proceeds from maturities, net of purchases, of $20.1 million in 2003.

Also, in fiscal 2005 and 2004, the Company recorded proceeds of $5.0 million and $2.2 million in connection with its sale of shares of Nortem common stock as described above under the caption “Other income”. Proceeds of $2.2 million and $2.7 million from the sale of various property and equipment were recorded in fiscal 2005 and 2004, respectively.

Financing activities Cash provided by financing activities totaled $3.1 million, $1.8 million, and $10.7 million in fiscal 2005, 2004 and 2003, respectively.

The Company made payments of $21.6 million on borrowings and received proceeds from new borrowings totaling $22.1 million in 2005.

The Company recorded proceeds of $4.3 million, $5.1 million, and $6.4 million in 2005, 2004 and 2003, respectively, in connection with common shares issued under the Company’s stock option and stock purchase plans.

As of August 27, 2005, the Company’s sources of available funds comprised $174.8 million in cash and cash equivalents, $104.8 million in short-term investments as well as access to various credit facilities. Entegris has an unsecured revolving credit agreement with one commercial bank for borrowings of up to $10 million, with no borrowings outstanding at August 27, 2005 and lines of credit with five international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $16.4 million. Borrowings outstanding on these lines of credit were approximately $3.6 million at August 27, 2005.

At August 27, 2005, the Company held restricted cash totaling $1.4 million. These funds were collateral related to a security deposit under a lease for one of the Company’s administrative, research and development and manufacturing facilities as well as other security deposits and were invested in certificates of deposit and money market funds at August 27, 2005.

The following table summarizes the maturities of the Company’s significant financial obligations:

(In thousands)	Long-term debt	Operating leases	Total
Fiscal year ending:
2006	$1,912	$10,598	$12,510
2007	5,227	6,488	11,715
2008	2,725	5,227	7,952
2009	8,497	4,040	12,537
2010	3,190	3,768	6,958
Thereafter	2,161	10,549	12,710

Total	$23,712	$40,670	$64,382

The Company expects to incur total expenses of approximately $30 million in connection with the integration activities resulting from its merger with Mykrolis, of which approximately $12 was recorded in fiscal 2005. Entegris expects that integration process following the merger will ultimately provide annualized cost savings of approximately $20 million. The Company expects these cost synergies to be fully in place by the middle of calendar year 2006.

As of August 27, 2005, under the lease terms relating to the vacated Bedford, Massachusetts facility, the Company had an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor had the option to sell the facility to the Company at 90% of the then current fair market value prior to November 30, 2005. In November 2005, pursuant to a Release and Termination Agreement, the Company paid the lessor $50 thousand in consideration of lessor’s release and termination of its option under the lease.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of August 27, 2005, was $462 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75 million.

At August 27, 2005, the Company’s shareholders’ equity stood at $1,023.4 million, up $651.2 million from $372.2 million at the beginning of the year. This increase was primarily due to the merger with Mykrolis, but also included the Company’s net earnings, and the proceeds and tax benefits associated with shares issued under the Company’s stock option and stock purchase plans.

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

Quantitative and Qualitative Disclosure About Market Risks

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at August 27, 2005 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.7 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At August 27, 2005, the Company was party to forward contracts to deliver Japanese yen, Taiwanese dollars and Euros with notional values of approximately $4.7 million, $1.2 million and $2.4 million, respectively. A hypothetical 10% change in the foreign currency exchange rates would potentially result in exchange gains or losses that would increase or decrease net income by approximately $0.5 million.

Impact of Inflation

The Company’s consolidated financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company’s primary costs. The cost of certain polymers, its primary raw material, increased over 10% from one year ago. Entegris expects the cost of resins to increase in the upcoming fiscal year due to pricing surcharges implemented by some suppliers based on rising oil prices. Labor costs, including taxes and fringe benefits rose slightly in fiscal 2005 and moderate increases also can be reasonably anticipated for fiscal 2006. The Company’s products are sold under contractual arrangements with our large customers and at current market prices to other customers. Consequently, the Company can adjust its selling prices, to the extent allowed by competition and contractual arrangements, to reflect cost increases caused by inflation. However, all of these cost increases may not be recoverable.

FACTORS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

The matters discussed in this Annual Report on Form 10-K, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include but are not limited to statements about:

•	our strategy;

•	our revenues;

•	sufficiency of our cash resources;

•	product development;

•	our research and development and other expenses; and

•	our operations and legal risks.

Discussions containing these forward-looking statements may be found throughout this report including in “Business” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments thereto reflected in subsequent filings with the SEC. These statements are based on current management expectations and are subject to substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Entegris or its management are intended to identify such forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report on Form 10-K except as required by law. Potential risks and uncertainties that could affect our future operating results include the risk factors described elsewhere in this Annual Report on Form 10-K as well as the following:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

The semiconductor industry is highly cyclical, and industry downturns reduce revenue and profits.

Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. This cyclicality could cause our operating results to decline significantly from one period to the next. The cyclicality of our sales is illustrated by the following: during the industry downturn that began in fiscal 2001, Entegris Minnesota revenues declined significantly for three consecutive quarters from a high of $105.7 million in the second quarter of 2001 to a low of $45.9 million in the first quarter of 2002; similarly Mykrolis sales for 2004 were $289.2 million, an increase of $103.3 million over 2003.

Mykrolis net sales for 2003 were $185.9 million slightly up from 2002 sales of $178.4 million, but representing a decline of $36.8 million, or 17.1% from net sales in 2001. Mykrolis net sales for 2001 were $215.3 million, representing a $140.2 million, or 39.4%, decline from our net sales in 2000. Furthermore, even in periods of reduced demand, we must continue to maintain a satisfactory level of research and development expenditures and continue to invest in our infrastructure. At the same time, we have to manage our operations to be able to respond to significant increases in demand. In addition, because we typically do not have significant backlog, changes in order patterns have a more immediate impact on our revenues. We expect the semiconductor industry to continue to be cyclical. Any future downturns will reduce revenue and possibly increase pricing pressure, affecting both gross margin and net income. Such fluctuations in our results could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

The semiconductor industry is subject to rapid demand shifts which are difficult to predict. As a result, our inability to meet demand in response to these rapid shifts may cause a reduction in our market share.

Our ability to increase sales of our products, particularly our capital equipment products, depends in part upon our ability to ramp up the use of our manufacturing capacity for such products in a timely manner and to mobilize our supply chain. In order to meet the demands of our customers, we may be required to ramp up our manufacturing capacity in as little as a few months. If we are unable to expand our manufacturing capacity on a timely basis or manage such expansion effectively, our customers could seek such products from other suppliers, and our market share could be reduced. Because demand shifts in the semiconductor industry are rapid and difficult to foresee, we may not be able to increase capacity quickly enough to respond to such an increase in demand.

Our annual and quarterly operating results are subject to fluctuations as a result of rapid demand shifts and our insignificant level of backlog and if we fail to meet the expectations of securities analysts or investors, the market price of our securities may decrease significantly.

Our sales and profitability can vary significantly from quarter to quarter and year to year. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, we make a substantial portion of our shipments shortly after we receive the order, and therefore we operate with an insignificant level of backlog. As a consequence of the just-in-time nature of shipments and the low level of backlog, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause us to fail to meet the expectations of securities analysts or investors, which could cause the market price of our securities to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

We may not be able to accurately forecast demand for our products.

As noted above, we typically operate our business on a just-in-time shipment basis with a low level of backlog and we order supplies and plan production based on internal forecasts of demand. Due to these factors, we have, in the past, and may again in the future, fail to accurately forecast demand for our products, in terms of both volume and specific products for which there will be demand. This has lead to, and may in the future lead to, delays in product shipments, disappointment of customer expectations, or, alternatively, an increased risk of excess inventory and of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results could be materially and adversely affected.

Semiconductor industry up-cycles may not reach historic levels but instead may reflect a lower rate of long-term growth, similar to the electronics industry.

Notwithstanding the severe and prolonged downturn in the semiconductor industry and the related reduction in manufacturing operations during the period 2001 to 2003, there may still be excess manufacturing capacity. In addition, there is no new high opportunity application to drive growth in the semiconductor industry, as was the case in 1998 with telecommunications and internet applications. Accordingly, some analysts have predicted that the semiconductor industry may experience lower growth rates during a recovery cycle than has historically been the case and that its longer-term performance may reflect this lower growth rate, which would be similar to the growth rate of the electronics industry.

If we are unable to maintain our technological expertise in design and manufacturing processes, we will not be able to successfully compete.

The microelectronics industry is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of our products is difficult to determine. We believe that our future success will depend upon our ability to develop and provide products that meet the changing needs of our customers, including the transition from the use of 200 millimeter wafers to 300 millimeter wafers, the shrinking of integrated circuit line-widths and the use of new classes of materials, such as copper, titanium nitride and organic and inorganic dielectric materials, which are materials that have either a low or high resistance to the flow of electricity. This requires that we successfully anticipate and respond to technological changes in manufacturing processes in a cost-effective and timely manner. Any inability to develop the technical specifications for any of our new products or enhancements to our existing products or to manufacture and ship these products or enhancements in volume in a timely manner could harm our business prospects and significantly reduce our sales. In addition, if new products have reliability or quality problems, we may experience reduced orders, higher manufacturing costs, delays in acceptance and payment, additional service and warranty expense and damage to our reputation.

Because our sales are concentrated on a small number of key customers, our revenue and profitability may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have had a significant impact on our operating results. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge, we may experience lower overall sales from the merged companies. Because one of our strategies has been to develop long-term relationships with a few key customers in the product areas in which we focus and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

Because we are subject to order and shipment uncertainties and many of our costs are fixed, any significant changes, cancellations or deferrals of orders or shipments could cause our revenue and profitability to decline or fluctuate.

As is typical in the microelectronics industry, we do not usually obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to develop non-binding forecasts of the future volume of orders. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for reasons beyond our control. Order cancellations or deferrals could cause us to hold inventory for longer than anticipated, which could reduce our profitability, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in our revenue. Our customers often change their orders multiple times between initial order and delivery. Such changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are supplying. If a customer does not timely pay for these products, we could incur significant charges against our income. In addition, our profitability may be affected by the generally fixed nature of our costs. Because a substantial portion of our costs is fixed, we may experience deterioration in gross margins when volumes decline. From time to time, we make capital investments in anticipation of future business opportunities. If we are unable to obtain the anticipated business, our revenue and profitability may decline.

Competition from existing or new companies in the microelectronics industry could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

We operate in a highly competitive industry. We compete against many domestic and foreign companies that have substantially greater manufacturing, financial, research and development and marketing resources than we do. In addition, some of our competitors may have more developed relationships with our existing customers than we do, which may enable them to have their products specified for use more frequently by these customers. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal manufacturing versus outsourcing. As more original equipment manufacturers dispose of their manufacturing operations and increase the outsourcing of their products to liquid and gas delivery system and other component companies, we may face increasing competitive pressures to grow our business in order to maintain our market share. If we are unable to maintain our competitive position, we could experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and a loss of market share.

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

Lack of market acceptance of our 300 mm products as well as our other products could harm our operating results.

The growing trend toward the use of 300 mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made substantial investments to complete a full line of 300 mm wafer manufacturing and handling product lines, but there is no guarantee that our customers will adopt our 300 mm wafer manufacturing and handling product lines as they convert existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or build new 300 mm wafer fabrication facilities. In addition, if the trend toward 300 mm wafer manufacturing does not evolve as we anticipate, sales of our products for these applications would be minimal and we might not recover our development costs.

Semiconductor and other electronic device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier’s product in their equipment. Accordingly, our success depends in part on our ability to have semiconductor and other electronic device manufacturers specify that our products be used at their fabrication facilities. Some of our competitors may have more developed relationships with semiconductor and other electronic device manufacturers, which enable them to have their products specified for use in manufacturers’ fabrication facilities.

We may acquire other businesses, form joint ventures or divest businesses that could negatively affect our profitability, increase our debt and dilute your ownership of our company.

As part of our business strategy, we have, and we expect to continue to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations. We also expect to adjust our portfolio of businesses to meet our ongoing strategic objectives. As a result, we may enter markets in which we have no or limited prior experience and may encounter difficulties in divesting businesses that no longer meet our objectives. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. Alternatively, we may be required to undertake multiple transactions at the same time in order to take advantage of acquisition opportunities that do arise; this could strain our ability to effectively execute and integrate these transactions. We intend to pay for these acquisitions with cash and/or our common stock which could impair our liquidity and dilute your ownership of our company. Further, we may not be able to successfully integrate any acquisitions that we do make into our existing business operations and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets including goodwill related to future acquisitions. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

We may be unable to successfully divest the operations that we have designated for divestiture.

On September 12, 2005 we announced our intention to divest our gas delivery, life science and tape and reel product lines. If we are unable to successfully divest these operations in a prompt manner, we may have to continue to operate these product lines for a more extended period of time and we may not be able to recover the book value of the assets associated with these product lines. If we are required to continue these operations our financial performance may be adversely impacted and we believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

Risks Associated with our Merger

We may be unable to successfully integrate our operations and realize the full cost savings from the Merger that we anticipate.

The Merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the companies include:

•	the challenge of effecting integration while carrying on an ongoing business;

•	the necessity of coordinating geographically separate organizations;

•	retaining and integrating personnel with diverse business backgrounds and cultures;

•	retaining existing customers and strategic partners of each company; and

•	implementing and maintaining consistent standards, controls, procedures, policies and information systems.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of the two companies’ operations could have an adverse effect on the business, results of operations or financial condition of the combined company.

Among the factors considered by the Entegris Minnesota and Mykrolis boards of directors in connection with their respective approvals of the merger agreement and the Merger were the benefits of the more diversified product line, the broader customer base and the enhanced technology capabilities, as well as the potential cost savings, that are expected to result from the Merger. We cannot give you any assurance that these benefits will be realized within the time periods contemplated or at all.

We have and will continue to incur substantial costs and expenses in connection with the Merger and the integration of our operations.

Entegris Minnesota and Mykrolis have incurred substantial transaction costs related to the Merger. These costs included fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. In addition we expect that we will incur additional substantial expenses to integrate our operations and to achieve the cost saving that we expect from the Merger. These costs include severance expenses, costs of consultants and advisors related to the rationalization and combination of our benefit, compensation and incentive programs, the cost of such programs, facilities closure and relocation costs for certain manufacturing operations, and the costs of consolidating our information technology onto a single platform worldwide. In addition, we expect to incur attorneys and accountants fees related to the consolidation of our subsidiaries worldwide and the divestiture of businesses that no longer fit within our combined enterprise.

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

Prices for polymers can vary widely. In the current high oil price environment, some suppliers have added and may continue to add surcharges to the prices of the polymers we purchase. While, we have long-term arrangements with certain key suppliers of polymers that fixes our price for purchases up to specified quantities, if our polymer requirements exceed the quantities specified, we could be exposed to higher material costs. If the cost of polymers increases and we are unable to correspondingly increase the sales price of our products, our profit margins will decline.

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

If our existing equipment fails, or we are unable to obtain new equipment quickly enough to satisfy any increased demand for our products, we may lose sales to competitors. In particular, we do not maintain duplicate tools for most of our important products. Fixing or replacing complex tools is time consuming, and we may not be able to replace a damaged tool in time to meet customer requirements. In addition, from time to time we may upgrade or add new manufacturing equipment which may require substantial lead times to build and qualify. Delays in building and qualifying new equipment could result in a disruption of our manufacturing processes and prevent us from meeting our customers’ requirements so that they would seek other suppliers.

We incur significant cash outlays over long-term periods in order to research, develop, manufacture and market new products, which may never reach market or may have limited market acceptance.

We make significant cash expenditures to research, develop and market new products. For example, in fiscal 2005 we incurred $20.4 million of engineering, research and development expense. Similarly, Mykrolis incurred $25.7 million of research and development expense in 2004 and $19.1 million in 2003, and Entegris Minnesota incurred $20.1 million of engineering and research and development expense in fiscal 2004 and $17.8 million in fiscal 2003. The development period for a product can be as long as five years. Following development, it may take an additional two to three years for the sales of that product to reach a substantial level. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our revenue and profitability could decline and our prospects could be harmed.

We currently use Millipore’s membrane manufacturing infrastructure, and our ability to meet our customer’s demands will suffer if we do not successfully extend these arrangements or transition our membrane manufacturing operations to other facilities.

We have transition agreements in effect with Millipore relating to the manufacture and distribution of specified membrane products for limited periods of time. The manufacture of our membrane products is highly complex and requires sophisticated and costly equipment. We are entitled to continue to manufacture membrane in Millipore’s plant until March of 2006 and we are engaged in negotiations to extend that agreement which we expect to conclude in the near future. However, we might not be able to successfully extend these arrangements or successfully transition the membrane production to a different facility after that date. As a result, any prolonged disruption in the operations of any of our manufacturing facilities or any unforeseen delays in shifting membrane manufacturing operations to a new facility, whether due to technical or labor difficulties, destruction or damage to the facility or other reasons, could result in increased costs and reduced revenues and profitability and could harm our prospects.

We are subject to a variety of environmental laws which could cause us to incur significant expenses.

In addition to other regulatory requirements affecting our business, we are subject to a variety of federal, state, local and foreign regulatory requirements relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. We generate and handle materials that are considered hazardous waste under applicable law. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or build new facilities or require us to acquire costly equipment, incur other significant expenses or modify our manufacturing processes.

We are currently relocating certain manufacturing operations within our Chaska Minnesota plants and between Chaska and our Colorado Springs and Kulim, Malaysia plants as well as consolidating our Yonezawa, Japan plants. If we are unable to successfully manage these transfers, our ability to deliver product to our customers could be disrupted and our business, financial condition and results of operations could be adversely affected.

In order to enhance the efficiency and cost effectiveness of our manufacturing operations we are moving several product lines from one of our Chaska, MN plants to another and from our Chaska plants to our Colorado Springs and Kulim, Malaysia plants as well as consolidating our Yonezawa, Japan plants. These product lines involve technically complex manufacturing processes that require considerable expertise to operate. If we are unable to complete these transfers in a systematic manner within established schedules or if we are unable to successfully operate these relocated manufacturing processes in the destination plant, production may be disrupted and we may not be able to deliver these products to meet customer orders in a timely manner, which could harm our business.

Loss of any of our key personnel could hurt our business because of their experience in the microelectronics industry and their technological expertise. Similarly, our inability to attract and retain new qualified personnel could inhibit our ability to operate and grow our business successfully.

We depend on the services of our key senior executives and other technological experts because of their experience in the microelectronics industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically research and development and engineering personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. During the recent extended downturn in the semiconductor industry Mykrolis had to impose salary reductions on our senior employees and freeze merit increases in an effort to maintain our financial position. Similarly, changes in accounting rules requiring fair value accounting for stock options will make it more expensive to provide our employees with equity incentives, which may require us to reduce the level of equity compensation. These actions may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with the acquisition. Further, the process of integrating our operations pursuant to the Merger has and will continue to result in reductions in force; if we are unable to successfully manage this process and maintain a stable work environment, we could lose employees with critical skills.

If we are unable to protect our intellectual property rights, our business and prospects could be harmed.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families. We rely, in part, on patent, trade secret and trademark law to protect that technology. We routinely enter into confidentiality agreements with our employees. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. We have obtained a number of patents relating to our products and have filed applications for additional patents. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. In addition, if we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue. Furthermore, there can be no assurance that third parties will not design around our patents.

Protection of our intellectual property rights has and may continue to result in costly litigation.

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, on March 3, 2003 Mykrolis filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of its U.S. patents. This lawsuit also sought a preliminary injunction preventing Pall Corporation from manufacturing, using, selling, offering for sale or importing into the United States the infringing product. As of the date of filing this Annual Report on Form 10-K, the court has dissolved a preliminary injunction against Pall and questioned the validity of the patents in suit. Mykrolis has appealed this ruling. In addition, on June 28, 2005, Entegris Minnesota filed a lawsuit against Miraial Co. Ltd. in the United States District Court for the District of Minnesota alleging the infringement, contributory infringement or inducement to infringe of five of its U.S. patents relating to containers for transporting and storing silicon wafers use in the manufacture of semiconductors. This lawsuit also sought a preliminary injunction preventing the defendant from directly infringing, infringing by inducement or contributing to the infringement of these patents. See, “Item 3. Legal Proceedings” above for a full description of these lawsuits. We have assumed both of these lawsuits pursuant to the Merger and intend to prosecute them vigorously. We expect that these lawsuits will continue for extended periods of time and that we will incur substantial costs in pursuing them.

If we infringe on the proprietary technology of others, our business and prospects could be harmed.

Our commercial success will depend, in part, on our ability to avoid infringing or misappropriating any patents or other proprietary rights owned by third parties. If we are found to infringe or misappropriate a third party’s patent or other proprietary rights, we could be required to pay damages to such third party, alter our products or processes, obtain a license from the third party or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. If we are required to obtain a license from a third party, there can be no assurance that we will be able to do so on commercially favorable terms, if at all.

International Risks

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

Sales to customers outside the United States accounted for approximately 64% of our net sales in fiscal 2005, 62% of Entegris Minnesota’s net sales in fiscal 2004, and 59% of Entegris Minnesota’s net sales in 2003. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

•	unexpected changes in regulatory requirements that could impose additional costs on our operations or limit our ability to operate our business;

•	greater difficulty in collecting our accounts receivable and longer payment cycles than is typical in domestic operations;

•	changes in labor conditions and difficulties in staffing and managing foreign operations;

•	liability for foreign taxes assessed at rates higher than those applicable to our domestic operations; and

•	political and economic instability.

In the past, we have incurred costs or experienced disruptions due to the factors described above and expect to do so in the future. For example, our operations in Asia, and particularly Korea, Taiwan and Japan, have been negatively impacted in the past as a result of regional economic instability, most recently in 1998. In addition, Taiwan and Korea account for a growing portion of the world’s semiconductor manufacturing. There are currently strained relations between China and Taiwan and there are continuing tensions between North Korea and South Korea and the United States. Any adverse developments in those relations could significantly disrupt the worldwide production of semiconductors, which would lead to reduced sales of our products.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower net income or may cause us to raise prices, which could result in reduced net sales.

Foreign currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations. Unfavorable foreign currency fluctuations against the U.S. dollar could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable foreign currency fluctuations, our profitability could decline. In addition, sales made by our foreign subsidiaries will be denominated in the currency of the country in which these products are sold, and the currency we receive in payment for such sales could be less valuable at the time of receipt versus the time of sale as a result of foreign currency exchange rate fluctuations.

An increased concentration of wafer manufacturing in Japan could result in lower sales of our wafer shipper products.

A large percentage of the world’s 300 mm wafer manufacturing currently takes place in Japan. Our market share in Japan is currently lower than in other regions we serve. During fiscal 2004, Entegris Minnesota expanded its manufacturing capabilities in Japan in order to improve its market share. If we are not able to successfully operate our manufacturing capability and increase market share in Japan, we might not be able to maintain our global market share in wafer shipper products, especially if 300 mm wafer manufacturing in Japan increases.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and hurt our profitability.

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include headquarters, research and development and manufacturing facilities in the United States, sales, research and development and manufacturing facilities in Japan and Malaysia, and sales and service facilities in Europe and

Asia. Also these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and may ultimately affect the sales of our products in the United States and overseas. As a result of terrorism the United States may enter into additional armed conflicts, which could have a further impact on our domestic and international sales, our supply chain, our production capacity and our ability to deliver products to our customers. The consequences of these armed conflicts and instability are unpredictable and we may not be able to foresee events that could have an adverse effect on our business and your investment.

Risks Related to the Securities Markets and Ownership of our Securities

Because of the past volatility of the stock price of Entegris Minnesota and Mykrolis, the price of our common stock in the future may likewise be volatile so that the ability to trade our common shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

The stock prices of both Entegris Minnesota and Mykrolis have been volatile in the past and the price of our common stock may be volatile in the future. For example: in fiscal year 2005, Entegris Minnesota’s stock price ranged from $7.67 to $11.88 per share and Mykrolis’ stock price ranged from $8.54 to $17.61; in fiscal 2004, Entegris Minnesota’s stock price ranged from $7.84 to $15.46 per share and Mykrolis’ stock price ranged from $8.85 to $16.49 per share.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and including the following: the failure to meet the published expectations of securities analysts; changes in financial estimates by securities analysts; press releases or announcements by, or changes in market values of, comparable companies; volatility in the markets for high technology stocks, general stock market price and volume fluctuations, which are particularly common among securities of high technology companies; stock market price and volume fluctuations attributable to inconsistent trading volume levels; additions or departures of key personnel; and involvement in or adverse results from litigation. These market fluctuations may cause the trading price of our common stock to decrease.

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the NASDAQ have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

For example, during the fiscal 2005 year-end audit, a material weakness in internal control over financial reporting was identified (described below). This material weakness resulted in a material misstatement of compensation expense, which was identified and corrected prior to the issuance of the accompanying 2005 consolidated financial statements. This material weakness represents more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected. The impact of this adjustment did not require the restatement of any of our financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of August 27, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. In performing this assessment, the following material weakness in internal control over financial reporting as of August 27, 2005 was identified: We did not have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, our policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements.

Based on the material weakness in the Company’s internal control over financial reporting described above, management has concluded that, as of August 27, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Changes to financial accounting standards may affect our reported results of operations and could result in a decrease in the value of your shares.

With the commencement of effectiveness of the requirement that employee stock option and employee stock purchase plan shares should be treated as a compensation expense using the fair value method, we will incur significant compensation charges and our results of operations could be adversely affected.

Provisions in our charter documents, Delaware law and our shareholder rights plan may delay or prevent an acquisition of us, which could decrease the value of your shares.

Our certificate of incorporation and By-Laws, Delaware law and our shareholder rights plan contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our shareholder rights plan will permit our stockholders to purchase shares of our common stock at a 50% discount upon the occurrence of specified events, including the acquisition by anyone of 15% or more of our common stock, unless such event is approved by our board of directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Subject to applicable NASDAQ standards, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares. Issuances of common stock or the exercise of employee and director stock options would dilute your percentage ownership interest, which will have the effect of reducing your influence over matters on which our stockholders vote. In addition, we may issue substantial quantities of our common stock in order to effect acquisitions which will also dilute your ownership interest. If the issuances are made at prices that reflect a discount from the then current trading price of our common stock, your interest in the book value of our common stock might be diluted.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item can be found under the subcaption “Quantitative and Qualitative Disclosure About Market Risks” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Item 8. Financial Statements and Supplementary Data.

The information called for by this item is set forth in the Consolidated Financial Statements and Schedule Covered by the Report of Independent Registered Public Accounting Firm at the end of this report commencing at the pages indicated below:

All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A. Controls and Procedures.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

During the fiscal 2005 year-end audit, a material weakness in internal control over financial reporting was identified (see Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b) below). This material weakness resulted in a material misstatement of compensation expense, which was identified and corrected prior to the issuance of the accompanying 2005 consolidated financial statements. This material weakness represents more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected.

In connection with the preparation of this Annual Report on Form 10-K, as of August 27, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and due to the aforementioned material weakness in internal control over financial reporting, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of August 27, 2005.

(b) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 27, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. In performing this assessment, the following material weakness in internal control over financial reporting as of August 27, 2005 was identified: The Company did not have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements.

Based on the material weakness in the Company’s internal control over financial reporting described above, management has concluded that, as of August 27, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.

Entegris, Inc. acquired Mykrolis Corporation effective August 6, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting consolidated total assets of $397 million and consolidated revenues of $14 million included in the consolidated financial statements of Entegris, Inc. and subsidiaries as of and for the year ended August 27, 2005.

The Company’s independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 27, 2005 and has issued a report which appears on page F-3 of this Annual Report of Form 10-K.

(C) REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS

To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to take the following actions: (i) implement additional review procedures over purchase accounting practices and (ii) implement additional review procedures over the selection and application of accounting policies and procedure. Management, with the oversight of the Audit & Finance Committee, is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are expected to be completed during the first quarter of 2006, the Company’s weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended August 27, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

No information was required to be disclosed in a report on Form 8-K in the fourth quarter that was not so disclosed.

PART III

Item 10. Directors and Executive Officers of Entegris.

Directors

Entegris has a Board of Directors currently consisting of ten Directors, all of whom have terms expiring at the 2006 Annual Meeting. There are no family relationships between or among any officers or directors of Entegris.

The following table sets forth information concerning our directors:

Name of Nominee	Age	Principal Occupation	Director Since*
Gideon Argov	49	President & Chief Executive Officer, Entegris, Inc.	2004
James E. Dauwalter	54	Chairman of the Board, Entegris, Inc.	1999
Michael A. Bradley	56	Chief Executive Officer, Teradyne, Inc.	2001
Michael P.C. Carns	68	Independent Business Consultant	2001
Daniel W. Christman	62	Senior Vice President, International Affairs, U.S. Chamber of Commerce	2001
Gary F. Klingl	65	Management Consultant	2000
Roger D. McDaniel	66	Retired Executive	1999
Paul L.H. Olson	54	Executive Vice President, Bethel College & Seminary	2003
Thomas O. Pyle	65	Retired Healthcare Executive	2001
Brian F. Sullivan	44	Chief Executive Officer, SteriMed, Inc.	2003

Set forth below are the principal occupation and business experience during the past five years of each director as well as the names of other publicly held companies of which he serves as a director. All of the directors became Entegris directors effective with the Merger on August 6, 2005.

Gideon Argov serves as our President and Chief Executive Officer. He served as the Chief Executive Officer and a director of Mykrolis from November 2004 until the Merger. Prior to joining Mykrolis, Mr. Argov was a Special Limited Partner at Parthenon Capital, a Boston-based private equity partnership, since 2001. He served as Chairman, Chief Executive Officer and President of Kollmorgen Corporation from 1991 to 2000. From 1988 to 1991 he served as Chief Executive Officer of High Voltage Engineering Corporation. Prior to 1988, he led consulting engagement teams at Bain and Company. He is a director of Interline Brands, Inc. and Fundtech Corporation.

Michael A. Bradley has served as a director of Mykrolis and as Chairman of the Audit & Finance Committee of the Mykrolis Board of Directors from 2001 until the Merger. He has been the Chief Executive Officer of Teradyne, Inc since May of 2004. Prior to that he served a President of Teradyne, Inc. since May of 2003 and as President, Semiconductor Test Division of Teradyne

since March of 2001. Mr. Bradley served as the Chief Financial Officer of Teradyne, Inc. from 1999 until 2001 and as a Vice President of Teradyne since 1992. Prior to that, Mr. Bradley held various finance, marketing, sales and management positions with Teradyne and worked in the audit practice group of the public accounting firm of Coopers and Lybrand. Mr. Bradley was appointed to Teradyne’s Management Committee in 1994 and its Executive Committee in 1996. Mr. Bradley received his A.B. degree from Amherst College and an M.B.A. from the Harvard Business School.

James E. Dauwalter serves as our non-executive Chairman of the Board. He was appointed Chief Executive Officer of Entegris Minnesota in January 2001, served as President of Entegris Minnesota from June 2000 to January 2005, and served a director of Entegris Minnesota since June 1999. Mr. Dauwalter has also served as Chief Operating Officer of Entegris Minnesota from March 2000 to January 2001, and was its Executive Vice President from March 2000 through June 2000. Prior to that time, Mr. Dauwalter had been a director of Fluoroware since 1982 and also served as Executive Vice President and Chief Operating Officer of Fluoroware since September 1996. Mr. Dauwalter serves on the board of directors of the Community Bank of Chaska.

Michael P.C. Carns has served as a director of Mykrolis and as a member of the Management Development & Compensation Committee of the Mykrolis Board of Directors since 2001 and as Chairman of that committee since 2004 until the Merger. Mr. Carns retired in the grade of General from the United States Air Force in September 1994 after 35 years of service. General Carns currently is an independent business consultant. From 2001 through 2003, he served as Vice Chairman of PrivaSource, Inc., a software company focusing on health data privacy and security. From 1995 to 2000, General Carns served as President and Executive Director of the Center for International Political Economy. From May 1991 until his retirement, General Carns served as Vice Chief of Staff, United States Air Force. From September 1989 until 1991, he served as Director of the Joint Staff, Joint Chiefs of Staff. General Carns is a director of Engineered Support Systems, Inc. (manufacture and service of integrated military electronics systems) and Rockwell Collins, Inc. (aviation and information technology). He is also a member of the Department of Defense Science Board and numerous professional and civic organizations. General Carns graduated from the United States Air Force Academy in 1959; from the Harvard Business School in 1967; and from the Royal College of Defence Studies, London in 1977.

Daniel W. Christman has served as a director of Mykrolis and as a member of the Audit & Finance Committee of the Mykrolis Board of Directors from 2001 until the Merger. From February of 2003 through 2004 he was designated as the Presiding Director of the Mykrolis Board of Directors. In 2003 he became a Senior Vice President, International Affairs of the U.S. Chamber of Commerce. From 2001 until 2003 he was the President and Executive Director of the Kimsey Foundation, Washington, D.C., which has been active in education and community development in the Washington, D.C. area as well as in international issues that focus on the alleviation of human suffering. He was named to this position in July 2001, after his retirement as a Lieutenant General from a career in the United States Army that spanned more than 36 years. Immediately prior to his retirement, General Christman served as the Superintendent of the United States Military Academy at West Point since 1996. From 1994 until 1996, General Christman served as Assistant to the Chairman of the Joint Chiefs of Staff of the United States. General Christman’s key command positions have also included the U.S. Army’s Engineer School in the early 1990’s, and the U.S. Army Corps of Engineer District in Savannah, Georgia. General Christman also served in President Ford’s administration as a member of the National Security

Council staff, where he shared responsibility for strategic arms control. General Christman currently serves as a member of the Board of Directors of Ultralife Batteries, Inc., a manufacturer of high energy lithium batteries for military, industrial and consumer applications and of United Services Automobile Association. General Christman is a graduate of the United States Military Academy at West Point, where he also was an Assistant Professor of Economics. General Christman holds an MPA degree in public affairs and an MSE degree in civil engineering from Princeton University and a Juris Doctor degree from The George Washington University Law School.

Gary F. Klingl served as a director of Entegris Minnesota and as Chairman of the Compensation and Stock Option Committee of the Entegris Minnesota Board of Directors from September 2000 until the Merger. Since 1994, Mr. Klingl has served as a management consultant. Prior to 1994, Mr. Klingl served as President of Green Giant Worldwide, a division of The Pillsbury Company and held various other management positions at Pillsbury.

Roger D. McDaniel served as a director of Entegris Minnesota and as a member of the Compensation and Stock Option and of the Audit Committees of the Entegris Minnesota Board of Directors from August 1999 until the Merger. Prior to that time, Mr. McDaniel was a director of Fluoroware since August 1997. Mr. McDaniel, currently retired, was President and Chief Executive Officer of IPEC, Inc., a manufacturer of chemical-mechanical planarization (CMP) equipment for the semiconductor industry, from 1997 to 1999. From 1989 to August 1996, Mr. McDaniel was the Chief Executive Officer of MEMC, a silicon wafer producer, and was also a director of MEMC from April 1989 to March 1997. Mr. McDaniel is a director of Veeco Instruments, Inc. He is also a past director and Chairman of the Semiconductor Equipment and Materials International (SEMI) organization.

Paul L.H. Olson served as a director of Entegris Minnesota and as Chairman of the Governance Committee of the Entegris Minnesota Board of Directors from March 2003 until the Merger. Mr. Olson has served as Executive Vice President of Bethel University since 2002. Prior to 2000, Mr. Olson was a founding executive of Sterling Commerce, Inc., an electronic commerce software concern. Prior to his role with Sterling Commerce, he held executive positions with Sterling Software, Inc. and Michigan National Corp. Mr. Olson is a member of the board of directors of several private companies and non-profit organizations, including Prophet 21, Inc. (2001-2005), WMC Industries, Inc. (2004 – present), Pura Vida Coffee LLC (2001- present), Bethel University (1997 – 2000) and CCCA (2001 – present). Mr. Olson holds a doctorate degree from the University of Pennsylvania.

Thomas O. Pyle has served as a director of Mykrolis and as a member of the Audit & Finance Committee of the Mykrolis Board of Directors from 2001 until the Merger. Effective January 1, 2005 he became the non-executive Chairman of the Board of Directors of Mykrolis. Since June of 2004 Mr. Pyle has also served as the non-executive Chairman of the Board and a director of PolyMedica, Inc. Mr. Pyle retired from his position as Senior Advisor to the Boston Consulting Group in 1997, a position he had held since 1992, other than from January to April of 1993 when he served on the White House Task Force on Healthcare Reform and from October 1993 through September 1994 when he served as Chief Executive Officer of MetLife HealthCare. From April 2001 until April 2002 he was Chairman, Chief Executive Officer and director of PrivaSource Incorporated, a software company focusing on health data privacy and security, and was the Chairman and a director of that organization until July 2003. Mr. Pyle served Harvard Community Health Plan, Inc. as its President, director and Chief Executive Officer from 1978 until 1991. Mr. Pyle received his M.B.A. from the Harvard Business School. He served as a director of Controlled Risk Insurance Company, Ltd. from 1976 until August 2003 and as its Chairman from 1976 to 1989 and from 2000 until 2002. Mr. Pyle currently serves as a member of the Board of Directors of Medical Education for South African Blacks, a charitable foundation, and as its Treasurer. He is also a director of the Pioneer Institute, a non-profit public policy research organization.

Brian F. Sullivan served as a director of Entegris Minnesota and as a member of its Compensation and Stock Option Committee from December 2003 until the Merger. Mr. Sullivan has served as Chief Executive Officer of SterilMed, Inc. since 2002. From 1999 to 2002, Mr. Sullivan was co-chairman of an on-line grocery delivery company, SimonDelivers.com. Mr. Sullivan co-founded Recovery Engineering, Inc. in 1986, and was Chairman and Chief Executive Officer until it was sold in 1999. Mr. Sullivan is a member of the board of directors of Sontra Medical Corporation, as well as several private companies and non-profit organizations.

Executive Officers

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of Entegris” in Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and persons who own more than 10 percent of Entegris Common Stock to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Entegris common stock. Entegris is required to disclose any failure to file these reports by the required due dates. All of these filing requirements were satisfied in a timely manner except for one Form 4 with respect to restricted stock awards that were filed on behalf of each of Messrs. McDaniel, Olson and Sullivan one day after the deadline, one Form 4 report by Mr. Goodman that was timely filed but omitted required information and the report correcting the omission was filed three weeks following the due date and one Form 4 report with respect to the purchase of common stock by Mr. Graves that was filed two days after the deadline.

Code of Ethics

The Company has adopted a code of ethics, the Entegris Code of Business Ethics, that applies to all of our employees including our chief executive officer, chief financial officer and controller. A copy of the Entegris Code of Business Ethics is posted on our website at http://www.Entegris.com, under “Investor Relations – Governance”. The Entegris Code of Business Ethics is available in print to any stockholder that requests a copy. A copy of the Entegris Code of Business Ethics may be obtained by contacting Peter W. Walcott, the Company’s Senior Vice President & General Counsel at the Company’s Billerica offices. The Company intends to comply with the requirements of Item 10 of Form 8-K with respect to any waiver of the provisions of the Entegris Code of Business Ethics applicable to the registrant’s chief executive officer, chief financial officer or controller by posting notice of any such waiver at the same location on our website.

Audit Committee

The Board of Directors has a standing Audit & Finance Committee, which provides the opportunity for direct contact between the Company’s independent accountants and the directors. The Board of Directors has adopted a written charter for the Audit & Finance Committee, a copy of which is posted on the Company’s web site http://www.Entegris.com under “Investor Relations – Governance”. The responsibilities of the Audit & Finance Committee include selection, appointment, compensation and oversight of the Company’s independent accountants as well as reviewing the scope and results of audits and reviewing the Company’s internal accounting control policies and procedures. The Audit & Finance Committee held one meeting during fiscal 2005, however the Audit Committee of Entegris Minnesota held nine meetings during that period. The current members of the Audit & Finance Committee are Messrs. Bradley, Christman and McDaniel, each of whom has been determined by the Board of Directors to be “independent” as defined under NASDAQ listing standards. The Board of Directors has also determined that Michael A. Bradley, the Chairman of the Audit & Finance Committee, and Committee member Roger D. McDaniel each possesses the attributes of an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission.

Procedures for Recommending Nominees to the Board of Directors

Under the Company’s By-Laws any stockholder of record of Entegris may nominate candidates for election to the Board of Directors or present other business at an annual meeting if a written notice is delivered to the Secretary of Entegris at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting. Such written notice must set forth: (i) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to the Securities Exchange Act of 1934, as amended, (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business to be brought before the meeting, (a) a brief description of the business, (b) the reasons for conducting such business and (c) any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (a) the name and address of such stockholder and such beneficial owner and (b) the number of shares of common stock that are held of record by such stockholder and owned beneficially by such beneficial owner.

Item 11. Executive Compensation.

Compensation of Directors

Effective August 10, 2005, the Entegris Board of Directors adopted the following standard compensation arrangements for non-employee directors: an annual retainer of $40,000 plus an annual fee of $2,000 for service on the Management Development & Compensation Committee and the Governance and Nominating Committee and $5,000 for service on the Audit & Finance Committee. Committee chairmen receive an annual fee in lieu of the committee service fee of $5,000 for the Management Development & Compensation Committee and the Governance and Nominating Committee and of $8,000 for the Audit & Finance Committee. Non-employee directors are also entitled to annual equity awards of 10,000 shares of restricted stock on the date of each Annual Meeting with restrictions lapsing one year following the date of award. In addition, non-employee directors are reimbursed for their out-of-pocket expenses incurred in connection with services as a director. The Entegris Board of Directors adopted the following standard compensation arrangements for the non-executive Chairman of the Board (Mr. Dauwalter): the above specified annual retainer plus an annual chairman’s fee of $40,000. All of the foregoing fees are paid quarterly in arrears.

On August 10, 2005 the Board of Directors approved an award of 4,167 restricted shares of Entegris common stock to each non-employee director, the restrictions on which shall lapse on the date of the annual meeting of stockholders for 2006. In addition, during fiscal 2005 each non-employee director of Entegris Minnesota (Messrs. Klingl, McDaniel, Olson and Sullivan) received for service as a director to Entegris Minnesota an annual retainer of $20,000 plus $2,000 for each regularly scheduled board meeting attended and $1,000 for each committee meeting attended; committee chairmen received annual retainers of $3,000 ($5,000 for Audit committee) and an additional $1,000 per meeting. During fiscal 2005 each non-employee director of Entegris Minnesota received a stock option grant covering 9,000 shares at an exercise price equal to 100% of fair market value on the date of grant; these options vested in full six months following the date of grant.

Employee directors receive no compensation for their service as a director.

Compensation of Executive Officers

The following table sets forth compensation information for: (i) each Chief Executive Officer, (ii) the three other executive officers of Entegris who, based on compensation from Entegris and its subsidiaries, were the most highly compensated for the fiscal year ended August 27, 2005; and (iii) two former executive officers who would qualify as highly compensated if they were still employed by the Company on August 27, 2005. All information set forth in this table reflects compensation earned by these individuals for services with Entegris and Entegris Minnesota with respect to each of the last three fiscal years. For ease of reference, we collectively refer to these executive officers throughout this section as the “named executive officers.”

Summary Compensation Table

		Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(2)		Other Annual Compen- sation ($)(3)	Restricted Stock Awards ($)(4)		Securities Underlying Options (#)(5)	All Other Compen- sation (6)
James E. Dauwalter(1) (7), Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	420,000 412,308 377,500	$ $ $	437,640 386,925 120,250	0 0 0	$ $	181,353 219,375 0	0 0 130,000	$ $ $	14,550 8,200 8,607

Gideon Argov(1), Chief Executive Officer	2005 2004 2003		$25,962 0 0		0 0 0	0 0 0		$2,084,000 0 0	0 0 0		$652 0 0

John D. Villas Senior Vice President, Treasurer and Chief Financial Officer	2005 2004 2003	$ $ $	225,697 213,712 198,248	$ $ $	186,115 197,241 71,234	0 0 0	$ $	1,250,597 126,563 0	47,000 45,000 75,000	$ $ $	17,066 8,313 8,650

Gregory B. Graves, Senior Vice President Strategic Planning & Business Development	2005 2004 2003	$ $ $	218,198 210,923 203,923	$ $ $	178,540 196,522 87,164	0 0 0	$ $	1,250,597 126,563 0	47,000 45,000 70,000	$ $ $	17,153 10,170 0

John Goodman Senior Vice President, Chief Technology & Innovation Officer	2005 2004 2003	$ $ $	190,396 186,723 181,872	$ $ $	155,520 192,049 50,320	0 0 0	$ $	930,978 67,275 0	31,000 22,500 65,000	$ $ $	16,848 7,672 8,648

Individuals no longer serving as Executive Officers

Stan Geyer(7) Former Chairman of the Board	2005 2004 2003	$ $ $	249,716 341,700 339,381	$ $ $	321,881 318,208 132,623	0 0 0	$ $	139,503 168,750 0	0 0 100,000	$ $ $	14,550 8,200 8,607

Michael W. Wright(8) Former Chief Operating Officer	2005 2004 2003	$ $ $	292,987 287,404 280,394	$ $ $	251,108 256,650 97,545	0 0 0	$ $ $	209,250 168,750 93,600	85,000 60,000 200,000	$ $ $	215,176 7,574 8,265	(8)

(1)	Mr. Dauwalter served as the Chairman and Chief Executive Officer of Entegris Minnesota until the Merger with Mykrolis which became effective August 6, 2005, at which time he became our non-executive Chairman of the Board. Mr. Argov became our President and Chief Executive Officer effective with the Merger with Mykrolis.
(2)	Included in the amounts listed under this column are: (a) payments under executive management incentive program earned during the indicated fiscal year, calculated as described under “Compensation Committee Report on Executive Compensation” below; and (b) with respect to 2005, the integration planning bonus paid by Entegris in conjunction with the planning of our integration with Mykrolis following the Merger.

(3)	None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.
(4)	Restricted stock awards are valued at the closing price for Entegris Minnesota or Entegris common stock on the NASDAQ on the date of award, as the case may be. All restricted stock reported have the right to receive dividends; the Company has never paid a cash dividend. (a) As of August 27, 2005, the number and value of the restricted stock holdings were as follows: Mr. Dauwalter 33,855 shares with a value of $350,061, Mr. Argov 269,500 shares with a value of $2,786,630, Mr. Villas 120,365 shares with a value of $1,244,574, Mr. Graves 120,365 shares with a value of $1,244,574, Mr. Goodman 88,386 shares with a value of $913,911, and Mr. Geyer 26,042 shares with a value of $269,274; (b) The restricted stock awards listed in the above table for Messrs. Dauwalter, Villas, Graves, Goodman and Geyer were made on October 15, 2003, October 15, 2004 and/or August 10, 2005; the restricted stock award listed for Mr. Argov were made on November 21, 2004 and August 16, 2005; the October 15, 2003 award and the October 15, 2004 both vest 25% on each anniversary of the date of award; the August 2005 awards vest 37.5% on December 31, 2005 and 5.21% on the last business day of each of the 12 calendar quarters following January 1, 2006. The restricted stock awards listed for Mr. Wright all vested on August 6, 2005 pursuant to the agreement described in footnote 8 below.
(5)	Stock options are granted and restricted stock is awarded by the Management Development & Compensation Committee and relate to the total cash compensation of the named executive officer for the current year. (See “Stock Option Grants in Fiscal 2005” and “Compensation Committee Report on Executive Compensation” below).
(6)	Includes: (a) amounts contributed by the Company under the Entegris, Inc. 401(k) Savings and Profit Sharing Plan, a tax-qualified Section 401(k) profit sharing/defined contribution plan (the “Savings Plan”) with respect to 2005, 2004 and 2003 for Company profit sharing contributions and Company “matching” contributions with respect to compensation deferred pursuant to the Savings Plan to: Messrs. Dauwalter, Graves, Villas, Goodman and Geyer all of the amounts indicated in the table; and Mr. Wright of $15,176 with respect to fiscal 2005 and all of the amounts indicated in the table with respect to fiscal years 2004 and 2003; (b) Amounts paid during fiscal 2005 for premiums on term life insurance for the benefit of Mr. Argov of $75; and (c) Amounts paid during fiscal 2005 for long term disability coverage for the benefit of Mr. Argov of $577.
(7)	Messrs. Dauwalter and Geyer entered into separation agreements with Entegris Minnesota that we assumed pursuant to the Merger. These separation agreements are discussed under “Compensation Committee Report on Executive Compensation” below.
(8)	We entered into an employment agreement and release with Mr. Wright pursuant to which, among other things, Mr. Wright: (i) resigned as an executive officer effective August 6, 2005; (ii) agreed to act as a non-executive senior advisor to the chief executive officer for a period of 2 years; (iii) is entitled to severance payments of $200,000 on August 26, 2005, $979,980 on January 2, 2006 and $620,020 on January 2, 2007; (iv) is entitled to compensation as senior advisor of $100,000 per year for each of the two years following the effective date of his resignation; (v) was vested in all unvested stock options and restricted stock awards; with stock options continuing to be exercisable during such 2 year period; (vi) will receive continued medical coverage for such 2 year period; and (vii) was granted the right to purchase his company vehicle from Entegris at book value.

Stock Option Grants in Fiscal 2005

The following table shows all grants of options to acquire shares of Entegris common stock to the named executive officers during the fiscal year ended August 27, 2005:

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees in Fiscal 2005(2)	Exercise Price Per Share ($)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5% ($)	10% ($)
James E. Dauwalter	—	—	—	—	—	—
Gideon Argov	—	—	—	—	—	—
John D. Villas	47,000	4.2	8.37	10/15/2014	247,401	626,962
Gregory B. Graves	47,000	4.2	8.37	10/15/2014	247,401	626,962
John Goodman	31,000	2.8	8.37	10/15/2014	163,179	413,528

	Individuals no longer serving as Executive Officers
Stan Geyer	—	—	—	—	—	—
Michael W. Wright	85,000	7.6	8.37	10/15/2014	447,427	1,133,868

(1)	All of these options are subject to the terms of the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan and to the terms of the standard Non-Qualified Stock Option Grant Agreement between the named executive officer and Entegris and are exercisable only after they vest.
(2)	Percentage is based on options covering a total of 1,125,150 shares granted to all Entegris employees and non-employee directors during fiscal 2005.
(3)	All options were granted at an exercise price equal to the fair market value of the common stock of Entegris Minnesota on the date of grant.
(4)	The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Company’s common stock, the option holder’s continued employment through the option period and the date on which the options are exercised.

Fiscal 2005 Option Exercises and Year-End Option Values

The following table contains certain information regarding stock option exercises and stock options held as of August 27, 2005 by the named executive officers.

Name	Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options At Fiscal Year-End			Value of Unexercised In-The-Money Options At Fiscal Year-End ($)
			Exercisable	Unexercisable		Exercisable	Unexercisable(2)
James E. Dauwalter	0	$0	836,130	98,750		$4,443,855	$366,225
Gideon Argov	0	$0	0	625,500	(3)	0	$1,244,745
John D. Villas	0	$0	239,550	90,250		$475,298	$276,193
Gregory B. Graves	0	$0	75,750	70,250		$64,278	$146,243
John Goodman	$25,250	$108,595	135,550	70,750		$211,368	$224,603

	Individuals no longer serving as Executive Officers

Stan Geyer	0	$0	809,618	80,000		$4,576,296	$291,000
Michael W. Wright	$29,049	$87,559	489,300	0		$960,427	$0

(1)	Value realized is based on the difference between the option exercise price and the fair market value at the time of exercise.
(2)	Value is based on the difference between the option exercise price and the fair market value at August 26, 2005 ($10.34) multiplied times the number of shares underlying the options.
(3)	Represents the conversion of an option granted by Mykrolis into an option to acquire Entegris common stock at the Merger exchange ratio of 1:1.39.

Management Development & Compensation Committee

The members of the Entegris Management Development & Compensation Committee are Gary F. Klingl, Chairman, Michael P.C. Carns and Brian F. Sullivan. Until the Merger the members of the Entegris Minnesota Compensation and Stock Option Committee were Gary F. Klingl, Roger D. McDaniel and Brian F. Sullivan. No member of either the Entegris Management Development & Compensation Committee or the Entegris Minnesota Compensation and Stock Option Committee was at any time during fiscal year 2005 an officer or employee of either Entegris or Entegris Minnesota or any subsidiary of either of them, nor has any member of either of such committees had any relationship with either Entegris or Entegris Minnesota requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933.

During fiscal 2005, no executive officer of either Entegris or Entegris Minnesota has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of either the Management Development & Compensation Committee of Entegris or the Compensation and Stock Option Committee or Entegris Minnesota.

Employment Contract and Change of Control Agreements

On May 4, 2005, Mykrolis entered into an employment agreement with Mr. Argov that provides that Mykrolis will employ Mr. Argov as chief executive officer for a term of three years, subject to automatic extension from year to year unless either party gives notice that the employment term shall not be extended. This agreement was assumed by Entegris pursuant to the Merger and was expressly approved by the Entegris Board of directors on August 10, 2005. The employment contract continues Mr. Argov’s current salary of $450,000 through 2005 and provides for a salary of $600,000 commencing January 1, 2006. In addition Mr. Argov will be eligible to participate in Entegris’ incentive bonus plan at a target bonus level of 75% of base salary, in other employee benefits offered by Entegris, including equity incentive plans, and in any supplemental retirement plan offered by Entegris. He will also be entitled to receive a financial planning allowance. In the event of the termination of Mr. Argov’s employment under certain circumstances, he will be entitled to severance benefits that vary depending on the circumstances of the termination, including the severance benefits to which he is entitled in the event of a termination following a change of control (as defined in the agreement) which are substantially identical to the change of control agreements described below. If Mr. Argov is terminated by Entegris or a successor other than for cause, if he terminates his own employment for good reason or if Entegris or its successor elects not to extend the agreement for any of the otherwise automatic one-year extension periods, he will receive, in addition to all forms of compensation that he has accrued prior to termination, (i) payment of base salary commencing with the first regular payday in the seventh month following the date of termination for two years following the date of termination (or through the day immediately preceding the third anniversary of the effective date of the agreement if termination occurs prior to the first anniversary of the effective date of the agreement); (ii) the greater of the target bonus or the highest bonus paid to Mr. Argov during the three years prior to termination; (iii) continuation of health, dental and group life insurance coverage through the date Mr. Argov continues to receive his base salary following termination or the date he becomes eligible for such coverage with a different employer; (iv) immediate vesting of all outstanding unvested equity awards; and (v) reimbursement of up to $15,000 in outplacement services. Mr. Argov agreed to non-competition and non-solicitation covenants with Entegris for a period of two years following the termination of his employment.

There are currently effective agreements with Messrs. Goodman, Graves and Villas as well as four other executive officers, to provide them with certain severance benefits in the event of a “Change of Control” of Entegris. In substance, a Change of Control shall be deemed to have occurred when any person becomes the beneficial owner, directly or indirectly, of 30% or more of the Company’s then outstanding Common Stock, if those members who constituted a majority of the Board of Directors cease to be so, if an agreement for the merger or other acquisition of the Company is consummated or the consummation of the Merger. If during the two-year period following a Change of Control the executive’s employment is terminated or if the executive terminates employment for “good cause” (as defined in the agreement – generally certain adverse changes to the terms or conditions of the executive’s employment), then the executive will become immediately entitled to: (i) payment of all unpaid compensation, vacation and expenses earned or incurred prior to the date of termination; (ii) a lump sum severance payment equal to twice executive’s highest annual rate of target total cash compensation during the three years prior to termination; (iii) medical, dental and life insurance benefits for executive and executive’s family members for a period of two years following the date of termination; (iv) immediate vesting of all unvested stock options, the ability to exercise stock options for a period of up to one year following such termination (or, if earlier, until the expiration date of the options), and the immediate lapse of all restrictions on executive’s restricted stock; and (v) up to $15,000 of outplacement services. If such provisions had been triggered during fiscal 2005, the amounts payable to Messrs. Argov, Goodman, Graves and Villas would have been approximately $1,575,000, $768,100, $833,900, and $854,000, respectively).

The agreements also provide for an additional tax “gross-up” payment to the executive of an amount sufficient to satisfy, on an after-tax basis, any excise tax payable by such executive under Section 4999 of the Internal Revenue Code of 1986 as a result of any payments or benefits received by him (whether or not received pursuant to the amended and restated executive employment agreement).

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Overview and Philosophy

Until the Merger, the Entegris Minnesota Board of Directors’ Compensation and Stock Option Committee (the “Entegris Minnesota Committee”) included Messrs. Klingl, McDaniel and Sullivan. Effective August 10, 2005, Entegris established a Management Development & Compensation Committee comprised of Mr. Klingl, as Chairman, and Messrs. Carns and Sullivan. Because all but three weeks of the compensation paid to the Chief Executive Officer and named executive officers reported in the Summary Compensation Table above was paid by Entegris Minnesota and was subject to the review and approval of the Entegris Minnesota Committee, this report is being made by those Entegris directors who comprised the Entegris Minnesota Committee before the Merger. During fiscal 2005 the Entegris Minnesota Committee approved and advised the Entegris Minnesota Board of Directors on all forms of compensation and benefits, including those paid to named executives listed in the Summary Compensation Table above, administered the Entegris Minnesota stock option plans, and reviewed significant personnel matters.

The Entegris Minnesota executive compensation program sought to be competitive with the compensation provided by comparable companies in the microelectronics and semiconductor industries. The Entegris Minnesota Committee reviewed compensation survey data developed and published by several independent sources. In addition, the Entegris Minnesota Committee also periodically considered the recommendations of an outside compensation consultant.

The Entegris Minnesota Committee annually conducted a review of its executive compensation program. The purpose of the review was to ensure that Entegris Minnesota’s executive compensation program met the objectives listed below. The Entegris Minnesota Committee also periodically consulted with independent compensation consultants to assist them in this process.

During fiscal 2005 the Entegris Minnesota Committee emphasized long-term business development and creation of shareholder value. Therefore, a significant portion of total compensation was performance-based. The objectives of the executive compensation policies were to:

•	attract, retain, motivate and reward high caliber executives;

•	foster teamwork and support the achievement of the Entegris Minnesota’s financial and strategic goals through performance based financial incentives;

•	promote the achievement of strategic objectives which lead to long-term growth in shareholder value;

•	encourage strong financial performance by establishing aggressive goals for target performance and leveraging incentive programs through stock-based compensation; and

•	align the interests of executive officers with those of Entegris Minnesota and its shareholders by making incentive compensation dependent upon company performance.

During fiscal 2005 executive compensation at Entegris Minnesota had three components: base salary, incentive bonus and equity compensation including both stock options and restricted stock awards.

Base Salary

The Entegris Minnesota Committee annually reviewed and approved the base salaries of executive officers, taking into consideration individual performance, retention, and the responsibilities and performance of the individual executive officer. Base salaries were normally reviewed on an annual basis. The base salary of executive officers, including the Chief Executive Officer, were targeted to be near the competitive median within the microelectronics and semiconductor industry peer groups to which Entegris Minnesota compares itself for compensation purposes.

Bonus Programs

Entegris Minnesota maintained an executive management incentive program providing annual bonus opportunities for certain qualified employees, including executive officers, under which such employees could be awarded cash bonuses based upon the achievement of individual performance criteria established in advance and upon Entegris Minnesota’s financial performance. Under this program, an incentive pool was established based upon attainment of certain financial criteria for the then ending fiscal year, including sales and operating profit targets. For fiscal 2005, executive officers were eligible to receive a bonus payment targeting 100% of their base salary, up to 75% of which is based on the incentive pool, and up to 25% of which is based upon the accomplishment of their individual performance goals, which may include financial and non-financial objectives. Other employees who qualify for this bonus program were eligible to receive lesser percentages of their base salary based upon the same financial and individual factors. Additionally, for domestic employees who did not qualify for this bonus program, Entegris Minnesota maintained a quarterly incentive plan. The quarterly incentive plan provided bonuses based upon base salary, depending upon Entegris Minnesota’s corporate worldwide operating income results.

Entegris Minnesota’s bonus programs were administered at the discretion of the Entegris Minnesota Committee. Bonuses paid under the executive management incentive program are included in the Summary Compensation Table above. The Entegris Minnesota Committee also had the authority to grant discretionary bonuses to executive officers and other employees to reward extraordinary efforts or outstanding contributions relating to important Entegris Minnesota projects. No discretionary bonuses were paid to executive officers in fiscal 2005.

Equity Compensation

Executives were also eligible to receive grants under the Entegris Minnesota stock option plan, which was administered by the Entegris Minnesota Committee. Stock options and restricted stock awards were the principal vehicle used by Entegris Minnesota for the payment of long-term compensation. As noted, Entegris Minnesota awarded stock options and restricted stock to align the interests of its executive officers and key personnel with those of its shareholders and to increase the long-term value of Entegris Minnesota.

Through August 27, 2005, all stock options and restricted stock granted to executive officers have been at fair market value. Accordingly, an executive receiving an option generally would be rewarded only if the market price of Entegris Minnesota’s common stock appreciated. Generally, such options vest over periods of from two to four years duration. Since long-term options generally vest over time, Entegris Minnesota has periodically granted new options to provide continuing incentives for future performance. The size of previous grants and the number of options held are considered by the Entegris Minnesota Committee, but are not necessarily determinative of future grants. In addition, past grants have included a broad base of participants that included employees below the executive level.

CHIEF EXECUTIVE OFFICER COMPENSATION

The Entegris Minnesota Committee determined the compensation package of the Chief Executive Officer of Entegris Minnesota in accordance with the objectives and methodology described above. During the past year until the Merger, Mr. James E. Dauwalter served in the position of Chief Executive Officer of Entegris Minnesota.

Mr. Dauwalter assumed the position of Chief Executive Officer of Entegris Minnesota in January 2001. His salary for fiscal 2004 had been $420,000 and he received no increase for fiscal 2005. This base salary placed Mr. Dauwalter somewhat below the average base pay level for chief executive officers of similar companies based on the Entegris Minnesota Committee’s assessment of independent compensation survey data. In determining Mr. Dauwalter’s base salary, the Entegris Minnesota Committee considers compensation levels of peer group chief executive officers, individual performance and Entegris Minnesota’s recent financial performance.

Each year, Mr. Dauwalter’s bonus plan was established by the Entegris Minnesota Committee and reflected its determination of what was an appropriate incentive by making a substantial portion of his compensation contingent upon Entegris Minnesota’s success and the achievement of specific goals. Several factors were considered, including Entegris Minnesota’s financial goals and related non-financial objectives. In fiscal year 2005, Mr. Dauwalter was eligible to receive bonus payment targeting 100 percent of his base salary if predetermined financial goals and other objectives were met. Mr. Dauwalter met certain non-financial objectives and financial performance targets established at the beginning of the fiscal year for determination of his annual incentive bonus award. Accordingly, the Entegris Minnesota Committee awarded Mr. Dauwalter aggregate bonuses of $395,640 under the annual incentive plan. In consideration of integration planning activities in connection with the Merger, Mr. Dauwalter was also awarded an integration planning bonus of $42,000. These bonuses are all reflected in the accompanying “Summary Compensation Table.”

As with other members of management, Mr. Dauwalter has been periodically granted stock options. As shown in the accompanying table entitled “Option Grants in Fiscal 2005”, no stock option grants were made to Messrs. Dauwalter and Geyer, the Chairman of Entegris Minnesota’s Board of Directors. Instead, the Entegris Minnesota Committee honored their requests to use the option grants that would have been awarded to them pursuant to the 1999 Long-Term Incentive and Stock Option Plan to make discretionary stock option grants to certain employees who had made outstanding contributions to Entegris Minnesota and were considered essential to Entegris Minnesota’s attainment of its financial and strategic goals and initiatives.

162(m) Policy

During the fiscal year, Entegris Minnesota did not have a policy with respect to the limit under Internal Revenue Code Section 162(m) on the deductibility of the qualifying compensation paid to its executives as it was believed to be likely that all such compensation will be deductible by Entegris Minnesota.

In connection with the Merger and upon the recommendation of the Entegris Minnesota Committee the Entegris Minnesota Board of Directors considered and approved employment separation agreements with Messrs. Geyer and Dauwalter. In making this recommendation the Entegris Minnesota Committee retained the services of an independent compensation consultant and considered the past practices of Entegris Minnesota and its predecessor regarding severance arrangements for senior-level executive officers, the importance to Entegris Minnesota and Entegris of receiving long-term non-competition and related obligations from Messrs. Geyer and Dauwalter and continuing services from Messrs. Geyer and Dauwalter in non-executive capacities, the severance practices in the industry and general business severance practices following business combinations, as summarized for the Entegris Minnesota Committee by its independent compensation consultant. The employment separation agreements with Messrs. Dauwalter and Geyer include: (i) long-term non-competition and related obligations; (ii) appropriate releases of Entegris Minnesota from liability to them; (iii) severance pay equal to two times their respective base pay and target bonus; (iv) acceleration of vesting of their outstanding unvested options and restricted stock; (v) a pro-rata portion of their respective bonuses for fiscal 2005 if the performance criteria for those bonuses are satisfied; and (vi) continued participation in the Entegris retiree medical program until age 65 as early retirees of Entegris Minnesota. The severance payments are to be paid in installments over a four-year period for Mr. Geyer and over a five-year period for Mr. Dauwalter and the pro-rata bonus for fiscal 2005 are to be paid at the same time such bonuses are paid to executive officers of Entegris. On August 10, 2005 the Board of Directors of Entegris approved the assumption by Entegris of the employment separation agreements with Messrs. Dauwalter and Geyer.

Gary F. Klingl, Chairman

Roger D. McDaniel

Brian F. Sullivan

COMPARATIVE STOCK PERFORMANCE

The following graph compares the cumulative total shareholder return on the common stock of Entegris Minnesota and the Company from August 26, 2000 through August 27, 2005 with cumulative total return of (1) The NASDAQ Composite Index and (2) a self-constructed peer group of companies. The peer group companies are: ATMI, Inc., Advanced Energy Industries, Inc., Brooks Automation, Inc., Electro Scientific Industries, Inc., FSI International, Inc., Helix Technology Corporation, MKS Instruments, Inc. and Photronics, Inc. Prior to fiscal 2005, Nortem Technology N.V. (formerly Metron Technology N.V.) and DuPont Photomasks, Inc. had been included in this peer group; however, they have been removed due to the fact that they were acquired by other companies during the Company’s year ended August 27, 2005 and are no longer U.S. public reporting companies.

The graph assumes $100 was invested at the close of trading August 26, 2000 in Entegris, Inc. common stock, the NASDAQ Composite Index and the peer group index listed above and that all dividends are reinvested.

	August 26, 2000	August 25, 2001	August 31, 2002	August 30, 2003	August 28, 2004	August 27, 2005
Entegris, Inc.	100.00	110.35	83.04	135.36	75.41	93.61
NASDAQ Composite	100.00	43.05	31.46	43.53	44.43	52.36
Peer Group	100.00	72.36	37.35	62.56	39.88	46.96

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Ownership of Entegris Common Stock

Ownership by Directors and Management

The following table sets forth information concerning the number of shares of Entegris Common Stock, $0.01 par value, beneficially owned, directly or indirectly, by each director or nominee; each of the five most highly compensated named executive officers and all directors and executive officers as a group as of October 31, 2005. This information is based on information provided by each director, nominee and executive officer and the listing of such securities is not necessarily an acknowledgment of beneficial ownership. Unless otherwise indicated by footnote, the director, nominee or officer held sole voting and investment power over such shares.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned(1)(2)		% of Class
Gideon Argov	425,874		*
Michael A. Bradley	48,182		*
Michael P.C. Carns	48,182		*
Daniel W. Christman	51,657	(3)	*
James E. Dauwalter	4,450,859	(4)	3.3
John Goodman	556,683	(5)	*
Gregory B. Graves	225,465		*
Gary F. Klingl	64,167		*
Roger D. McDaniel	83,799		*
Paul L.H. Olson	28,167		*
Thomas O. Pyle	78,178	(6)	*
Brian F. Sullivan	28,167		*
John D. Villas	698,503	(7)	*
All Directors and Executive Officers as a Group (17 persons including those listed above):	8,361,372	(8)	6.2

*	None of these officers or directors owns as much as 1.0% of Entegris common stock.
(1)	Included in the shares listed as beneficially owned are the following number of shares subject to acquisition through the exercise of stock options under Entegris stock option plans which the following directors and executive officers have the right to acquire within 60 days following October 31, 2005: Mr. Argov – 156,374 shares; Mr. Bradley – 44,015 shares, Mr. Carns – 44,015 shares, Mr. Christman – 44,015 shares, Mr. Dauwalter – 934,880 shares; Mr. Goodman – 174,550 shares; Mr. Graves – 105,000 shares; Mr. Klingl – 60,000 shares, Mr. McDaniel, – 75,000 shares, Mr. Olson – 24,000 shares; Mr. Pyle – 62,887 shares, Mr. Sullivan – 24,000 shares, and Mr. Villas – 287,550 shares.
(2)	Includes restricted stock which is subject to forfeiture and other restrictions which lapse in accordance with the schedule specified in footnote 4 to the Summary Compensation Table above, as follows: Mr. Argov – 269,500 shares, Messrs. Bradley, Carns, Christman, Klingl, McDaniel, Olson, Pyle and Sullivan – 4,167 shares each, Mr. Goodman – 84,689 shares, Mr. Graves – 114,688 shares and Mr. Villas 114,688 shares; all officers and directors as a group – 1,153,955 shares.

(3)	Includes 695 shares held in the name of Mr. Christman’s wife as to which he disclaims beneficial ownership.
(4)	Includes 294,879 shares held directly, of which 251,668 shares were allocated to Mr. Dauwalter’s individual account under the Entegris Minnesota ESOP; 2,969,432 shares held indirectly by family members, in family trusts, foundations and other entities; and an aggregate of 934,880 shares subject to stock options exercisable within 60 days.
(5)	Includes 210,679 shares held directly, of which 84,689 were issued pursuant to a restricted stock grant and are subject to forfeiture if certain obligations such as continued employment are not met; 100,961 shares allocated to Mr. Goodman’s individual account under the Entegris Minnesota ESOP; 70,493 shares held indirectly by family members; and an aggregate of 174,550 shares subject to stock options exercisable within 60 days.
(6)	Included in the shares listed as beneficially owned are 11,124 Entegris phantom shares distributed on February 27, 2002 with respect to deferred compensation phantom stock units for Millipore Corporation common stock credited to the deferred compensation account of Mr. Pyle under a plan maintained by Millipore Corporation for its directors (Mr. Pyle served as a director of Millipore Corporation until August 2001); these Entegris phantom stock units are payable only in cash upon Mr. Pyle’s retirement or earlier termination of service from the Entegris Board of Directors.
(7)	Includes 292,440 shares held directly, of which 114,688 were issued pursuant to a restricted stock grant and are subject to forfeiture if certain obligations such as continued employment are not met; 118,513 shares allocated to Mr. Villas’ individual account under the Entegris Minnesota ESOP; and an aggregate of 287,550 shares subject to stock options exercisable within 60 days.
(8)	Includes 3,029,944 shares subject to acquisition by executive officers and directors within 60 days following October 31, 2005 through the exercise of stock options.

Other Principal Holders of Entegris Common Stock

As of October 31, 2005, the following persons are believed by Entegris to be the beneficial owners of more than 5% of Entegris common stock, the Company’s only class of voting securities.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
WCB Holdings LLC (2) 950 Lake Drive Chaska, Minnesota 55317	12,365,608	(1)	9.1%

T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	9,417,513	(2)	6.9%

Cooke & Bieler LP 1700 Market Street, Suite 3222 Philadelphia, PA 19103-3932	8,919,740	(3)	6.6%

(1)	The estate of Wayne C. Bongard holds approximately 48% of the voting interest of WCB Holdings LLC and the remainder of the voting interest is held by various trusts for children and grandchildren of Wayne C. Bongard. James A. Bernards, a director of Entegris Minnesota until the Merger, is a manager of WCB Holdings LLC and controls the estate of Wayne C. Bongard as personal representative and serves as trustee for one or more of the trusts. Mr. Bernards disclaims beneficial ownership of the Entegris shares held by WCB Holdings LLC.
(2)	With respect to the shares held by T. Rowe Price Associates, Inc. (T. Rowe Price), a registered investment advisor, T. Rowe Price has reported that it exercises sole investment discretion over 9,417,513 shares and sole voting power with respect to 2,392,417 shares and no voting authority with respect to 7,025,096 shares.
(3)	With respect to the shares held by Cooke & Bieler, Inc. (Cooke, an institutional investment manager, Cooke has reported that it exercises sole investment discretion over 8,919,740 shares. Of the shares reported, Cooke has reported that it holds sole voting power with respect to 4,273,150 shares and no voting authority with respect to 4,646,590 shares

The foregoing information with respect to T. Rowe Price Associates, Inc., Cooke & Bieler LP and Primecap Management Co. is based upon information as of September 30, 2005 contained in Schedule 13F reports filed with the Securities and Exchange Commission by the those beneficial owners with respect to their holdings of the common stock of Entegris Minnesota and of Mykrolis adjusted (in the case of Mykrolis holdings) to reflect the conversion ratio in the Merger into holdings of Entegris Inc.

The following information is provided as of October 31, 2005, with respect to our compensation plans under which equity securities are authorized for issuance. The only equity securities currently authorized for issuance under our compensation plans are common stock for awards or options to acquire our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	16,296,995	$7.87	6,849,767
Equity compensation plans not approved by security holders(2)	516,422	$9.31	223,981

Total	16,813,417	$7.91	7,073,748

(1)	Includes 2,188,799 outstanding restricted shares of common stock as of October 31, 2005.
(2)	Includes shares of Entegris common stock available for award or to support option grants under the 2001 Equity Incentive Plan and the 2003 Employment Inducement and Acquisition Stock Option Plan as well as under the 1999 Long Term Incentive and Stock Option Plan and Outside Directors’ Option Plan, each of first two enumerated plans contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 1% and 0.25%, respectively, of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders.
(3)	Includes 13,900 outstanding restricted shares of common stock as of October 31, 2005.

The securities issued and available for issue pursuant to equity compensation plans not approved by security holders listed in the table above refers to the Entegris, Inc. 2003 Employment Inducement and Acquisition Stock Option Plan which was adopted by the Board of Directors of Mykrolis and assumed by the Company by action of its Board of Directors effective August 10, 2005. This stock option plan provides for the grant of stock options covering an aggregate of 486,500 shares (after adjustment to reflect the Merger ratio of 1.39:1) of the Common stock, $0.01 par value, of the Company to newly hired (or rehired) employees and to employees of companies acquired by Entegris. The plan has a term of ten years and provides that all stock options granted under the plan carry an exercise price of fair market value on the date of grant. This plan also contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders during the term of the plan.

Item 13. Certain Relationships and Related Transactions.

At August 28, 2004, the Company’s investments included the Company’s equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. At that date, the Company owned approximately 1.1 million common shares of Nortem approximately 8% of Metron Technology N.V.’s outstanding shares.

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

As a result of the liquidation activities of Nortem, Nortem ceased to be an affiliate of the Company as of February 25, 2005. Accordingly, the Company no longer classifies its trade receivable due from Nortem separately in the accompanying balance sheet, nor have sales after that date to Applied been categorized as sales to affiliates. Previously, Nortem was considered an affiliate of the Company. Sales to Nortem under current and previous distribution agreements were $24.5 million, $32.2 million and $19.6 million in 2005, 2004 and 2003, respectively. Trade accounts receivable relating to these sales as of August 27, 2005 and August 28, 2004 were $2.6 million and $4.8 million, respectively.

Pursuant to the terms of a distribution agreement which ran through August 31, 2005, Entegris Minnesota and Nortem agreed that, with some exceptions, Nortem would be the exclusive, independent distributor of Entegris Minnesota’s fluid handling products in specific countries, primarily in Europe and Asia. Nortem, as distributor, agreed to use its best efforts to sell the agreed upon products in the designated countries. Unless the contract is terminated under specific conditions, the contract can be terminated only upon written notification given more than twelve months prior to the expiration of the applicable term, including extensions. On September 7, 2005, Entegris sent a notice of separation to Nortem as required under the aforementioned distribution agreement.

Item 14. Principal Accountant Fees and Services.

KPMG LLP, (“KPMG”) independent registered public accounting firm, has reported on the Company’s consolidated financial statements for each of the three years in the period ended August 27, 2005 contained in this report. The Audit & Finance Committee selected KPMG as the Company’s independent registered public accounting firm for fiscal 2005 and has also reviewed and approved the scope and nature of the services to be performed for Entegris by that firm.

In connection with their audit of and report on the Company’s financial statements, on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and on the effectiveness of the internal controls over financial reporting, KPMG also performed reviews of the Company’s quarterly financial statements included in the quarterly reports on Form 10-Q filed with the Securities and Exchange Commission.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by KPMG as of or for the years ended August 27, 2005 and August 28, 2004 were:

SERVICE	2005	2004
Audit	$1,389,000	$378,000
Audit Related	$253,000	$13,000
Tax	41,000	$75,000
All Other	—	—

Total	$1,683,000	$466,000

The Audit services for the fiscal year ended August 27, 2005 consisted of professional services rendered for the integrated audit of the Company’s consolidated financial statements and its internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002, the statutory audits of its foreign subsidiaries, and review of documents filed with the Securities and Exchange Commission (“SEC”). The Audit services for the fiscal year ended August 28, 2004 was for the audit of the consolidated financial statements of Entegris Minnesota, the statutory audits of its foreign subsidiaries, and review of documents filed by Entegris Minnesota with the SEC.

The fees for Audit Related services for the fiscal year ended August 27, 2005 were for services related to due diligence services provided in connection with the merger with Mykrolis Corporation and for the fiscal year ended August 28, 2004 were for audit and assurance related services consisting of the audits of the U.S. employee benefit plan of Entegris Minnesota.

The fees for Tax services for the fiscal years ended August 27, 2005 and 2004, respectively, were for services related to tax compliance, tax planning and tax advice for the Company and Entegris Minnesota.

There were no fees for All Other services for the fiscal years ended August 27, 2005 and August 28, 2005.

Effective August 10, 2005, the Company’s Board of Directors adopted the charter of the Audit & Finance Committee which requires the pre-approval of all non-audit services before any such non-audit services are performed for the Company. The charter of the Audit & Finance Committee is posted on the Company’s web site http://www.Entegris.com under “Investor Relations – Governance”. The Audit & Finance Committee adopted pre-approval policies and procedures with respect to audit and permissible non audit services (“Services”) effective August 10, 2005. Under this policy Services must receive either a general pre-approval or a specific pre-approval by the Audit & Finance Committee. The grant of a general pre-approval of Services is limited to identified Services that have been determined not to impair the independence of the independent auditor and must include a maximum fee level for the Services approved. A request for specific pre-approval must include detailed information concerning the scope of the Services and the fees to be charged. The policy also provides for a special delegation of pre-approval authority to the Chairman of the Audit & Finance Committee where the commencement of Services is required prior to the next scheduled meeting of the Audit & Finance Committee and it is impractical to schedule a special meeting; any such pre-approval by the Chairman is subject to review by the full Committee. All of the fees listed for 2005 in the table above received pre-approval by either the Audit Committee of Entegris Minnesota or by the company’s Audit & Finance Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report that is incorporated by reference.

2.	Financial Statement Schedules. The Financial Statement Schedule listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report that is incorporated by reference.

3.	Exhibits.

A.	The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.	Included as Annex A in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and between Entegris, Inc., and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(2)	Form of Master Separation and Distribution Agreement between Millipore Corporation and Mykrolis Corporation	Exhibit 2.1 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(2)	Form of General Assignment and Assumption Agreement between Millipore Corporation and Mykrolis Corporation	Exhibit 2.2 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(3)	Amended and Restated Certificate of Incorporation of Entegris, Inc.	Included as Annex C-2 in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(3)	By-laws of Entegris, Inc.	Included as Annex D in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(4)	Rights Agreement dated July 26, 2005, between Entegris and Wells Fargo Bank, N.A as rights agent	Exhibit 4.1 to Entegris, Inc. (Entegris Minnesota) Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(10)	Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan*	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Form of 2001 Equity Incentive Plan*	Exhibit 10.1 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	2003 Employment Inducement and Acquisition Stock Option Plan*	Exhibit 10.6 to Mykrolis Corporation Form 10-Q Quarterly Report for the period ended September 27, 2003

(10)	Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.28 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2002

(10)	2002 Deferred Compensation Plan for Senior Management*	Exhibit 10.29 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2002

(10)	Letter Agreement with Thomas O. Pyle*	Exhibit 10.1.2 to Mykrolis Corporation Form 10-Q quarterly report for the period ended June 30, 2002

(10)	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation Quarterly Report on Form 10-Q, for the period ended March 31, 2002

(10)	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facility located at Patriots Park, Bedford, Massachusetts	Exhibit 10.5 to Form S-1 Mykrolis Corporation Registration Statement (No. 333-57182)

(10)	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to manufacturing facility located in Allen, Texas	Exhibit 10.6 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Patent License Agreement	Exhibit 10.8 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Patent Grantback License Agreement	Exhibit 10.9 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Trademark License Agreement	Exhibit 10.11 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Invention Disclosure Assignment	Exhibit 10.12 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Trade Secret and Know-How Agreement	Exhibit 10.13 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Tax Sharing Agreement	Exhibit 10.14 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(10)	Membrane Manufacture and Supply Agreement	Exhibit 10.18 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Research Agreement	Exhibit 10.19 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Restricted Stock Award Agreement, dated as of November 21, 2004, between Mykrolis Corporation and Gideon Argov*	Exhibit 10.32 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2004

(10)	Form of Restricted Stock Award Agreement, dated as of December 9, 2004, between the Company and each of its executive officers*	Exhibit 10.34 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2004

(10)	Agreement and Plan of Merger by and among Mykrolis Corporation, Stingray Merger Corporation, Extraction Systems, Inc. and the Representative of the Holders of all of the Capital Stock of Extraction Systems, Inc. dated as of March 3, 2005	Exhibit 10.35 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2004

(10)	Letter Agreement, dated as of March 21, 2005, by and between Mykrolis Corporation and Jean-Marc Pandraud*	Exhibit 10.6 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	Letter Agreement, dated as of March 21, 2005, by and between Mykrolis Corporation and Peter W. Walcott*	Exhibit 10.8 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	Amended and Restated Employment Agreement, dated as of May 4, 2005, by and between Mykrolis Corporation and Gideon Argov*	Exhibit 10.13 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	Form of Integration-Planning Bonus Letter and Attachments, dated as of May 12, 2005*	Exhibit 10.1 to Entegris, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2005

(10)	Form of Integration-Execution Bonus Letter*	Exhibit 10.1 to Entegris, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005

(10)	STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	PFA Purchase and Supply Agreement by and between E.I. Du Pont De Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank, as amended	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended May 25, 2005; Exhibits 10.5 and 10.6 to Form 10-Q quarterly report for the period ended February 26, 2005;

* A “management contract or compensatory plan”

B.	The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith

(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and directors

(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and each of its executive officers*

(10)	Employment Separation Agreement and Release between Entegris, Inc. and Stan Geyer (assumed by the Company)*

(10)	Employment Separation Agreement and Release between Entegris, Inc. and James E. Dauwalter (assumed by the Company)*

(10)	Employment Agreement and Release between Entegris, Inc. and Michael W. Wright, effective August 6, 2005*

(10)	Entegris, Inc. 401 (k) Savings and Profit Sharing Plan (2005 Restatement)*

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and Bertrand Loy

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and Greg Graves

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and John D. Villas

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and John Goodman

(21)	Subsidiaries of Entegris, Inc.

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney by the Directors of Entegris, Inc.

(31)	Certifications required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes -Oxley Act of 2002.

(32)	Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A “management contract or compensatory plan”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.
Dated: November 22, 2005	By	/s/ GIDEON ARGOV
Gideon Argov President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ GIDEON ARGOV Gideon Argov	President, Chief Executive Officer and Director	November 22, 2005

/S/ JOHN D. VILLAS John D. Villas	Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	November 22, 2005

JAMES E. DAUWALTER* James E. Dauwalter	Chairman of the Board, Director	November 22, 2005

MICHAEL A. BRADLEY* Michael A. Bradley	Director	November 22, 2005

MICHAEL P.C. CARNS* Michael P.C. Carns	Director	November 22, 2005

DANIEL W. CHRISTMAN* Daniel W. Christman	Director	November 22, 2005

GARY F. KLINGL* Gary F. Klingl	Director	November 22, 2005

PAUL L.H. OLSON* Paul L.H. Olson	Director	November 22, 2005

ROGER D. MCDANIEL* Roger D. McDaniel	Director	November 22, 2005

THOMAS O. PYLE* Thomas O. Pyle	Director	November 22, 2005

BRIAN SULLIVAN* Brian F. Sullivan	Director	November 22, 2005

*By	/s/ PETER W. WALCOTT
PETER W. WALCOTT, ATTORNEY-IN-FACT

ENTEGRIS, INC.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth in the Consolidated Financial Statements and Schedule Covered by the Report of Independent Registered Public Accounting Firm at the end of this report commencing at the pages indicated below:

All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Entegris, Inc.:

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 27, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 27, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entegris, Inc.’s internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal controls over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

November 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Entegris, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Entegris, Inc. did not maintain effective internal control over financial reporting as of August 27, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entegris, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entegris, Inc. as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 27, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated November 21, 2005, which expressed an unqualified opinion on those consolidated financial statements.

Entegris, Inc. acquired Mykrolis Corporation effective August 6, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 27, 2005, Mykrolis Corporation’s internal control over financial reporting associated with total assets of $397 million and total revenues of $14 million included in the consolidated financial statements of Entegris, Inc. and subsidiaries as of and for the year ended August 27, 2005. Our audit of internal control over financial reporting of Entegris, Inc. also excluded an evaluation of the internal control over financial reporting of Mykrolis, Inc.

In our opinion, management’s assessment that Entegris, Inc. did not maintain effective internal control over financial reporting as of August 27, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the criteria, Entegris, Inc. has not maintained effective internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Minneapolis, Minnesota

November 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON SCHEDULE

The Board of Directors and Shareholders

Entegris, Inc.:

Under the date of November 21, 2005, we reported on the consolidated balance sheets of Entegris, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 27, 2005, as contained herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entegris, Inc.’s internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal controls over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

November 21, 2005

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	August 27, 2005	August 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$174,836	$42,309
Short-term investments	104,820	90,871
Trade accounts and notes receivable, net	122,304	69,735
Trade accounts receivable due from affiliates	—	4,790
Inventories	91,798	45,186
Deferred tax assets	13,883	8,178
Assets held for sale, net	19,000	—
Other current assets	8,476	3,546

Total current assets	535,117	264,615

Property, plant and equipment, net	125,950	97,634

Other assets:
Investments	6,926	7,146
Restricted cash	1,382	—
Goodwill	404,935	70,164
Other intangible assets, net	95,989	24,876
Deferred tax assets	9,933	—
Other	5,388	2,611

Total assets	$1,185,620	$467,046

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,912	$1,492
Short-term borrowings	3,629	6,477
Accounts payable	33,825	15,768
Accrued liabilities	66,680	34,554
Income taxes payable	18,810	5,604

Total current liabilities	124,856	63,895

Long-term debt, less current maturities	21,800	18,898
Pension benefit obligation	11,090	—
Other liabilities	4,460	1,024
Deferred tax liabilities	—	11,044

Total liabilities	162,206	94,861

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 135,299,395 and 73,379,777	1,353	734
Additional paid-in capital	815,929	152,869
Deferred compensation expense	(21,906)	(1,586)
Retained earnings	225,260	216,963
Accumulated other comprehensive income	2,778	3,205

Total shareholders’ equity	1,023,414	372,185

Total liabilities and shareholders’ equity	$1,185,620	$467,046

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Fiscal year ended
	August 27, 2005	August 28, 2004	August 30, 2003
Sales to non-affiliates	$352,409	$314,557	$231,517
Sales to affiliates	14,691	32,207	19,587

Net sales	367,100	346,764	251,104
Cost of sales	227,601	195,861	152,551

Gross profit	139,499	150,903	98,553
Selling, general and administrative expenses	115,089	96,176	80,307
Engineering, research and development expenses	20,400	20,128	17,803
Other charges	—	—	1,598

Operating profit (loss)	4,010	34,599	(1,155)
Interest income, net	(2,538)	(283)	(579)
Other (income) expense, net	(2,119)	(1,035)	4,253

Income (loss) before income taxes and equity in earnings of affiliates	8,667	35,917	(4,829)
Income tax (benefit) expense	(973)	11,134	(6,248)
Equity in net loss of affiliates	247	13	144

Net income	$9,393	$24,770	$1,275

Earnings per common share:
Basic	$0.12	$0.34	$0.02
Diluted	$0.12	$0.32	$0.02

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)	Common share outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 31, 2002	71,161	712	132,676	—	190,932	(2,206)	322,114
Shares issued pursuant to stock option plans	1,163	12	4,867	—	—	—	4,879
Shares issued in connection with acquisition	21	—	281	—	—	—	281
Shares issued pursuant to employee stock purchase plan	167	1	1,516	—	—	—	1,517
Tax benefit associated with employee stock plans	—	—	3,200	—	—	—	3,200
Foreign currency translation adjustment	—	—	—	—	—	841	841	$841
Net unrealized gain on marketable securities	—	—	—	—	—	1,677	1,677	1,677
Reclassification adjustment for gain on sales of equity investments included in earnings	—	—	—	—	—	(32)	(32)	(32)
Reclassification adjustment for impairment loss on equity investments included in earnings	—	—	—	—	—	1,913	1,913	1,913
Net income	—	—	—	—	1,275	—	1,275	1,275

Total comprehensive income								$5,674

Balance at August 30, 2003	72,512	725	142,540	—	192,207	2,193	337,665
Shares issued pursuant to stock option plans	657	7	3,451	—	(14)	—	3,444
Shares issued in connection with acquisition	49	—	437	—	—	—	437
Shares issued pursuant to employee stock purchase plan	155	2	1,604	—	—	—	1,606
Deferred compensation related to restricted stock awards	7	—	2,791	(2,791)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	1,205	—	—	1,205
Tax benefit associated with employee stock plans	—	—	2,046	—	—	—	2,046
Foreign currency translation adjustment	—	—	—	—	—	1,207	1,207	$1,207
Net unrealized gain on marketable securities	—	—	—	—	—	397	397	397
Reclassification adjustment for gain on sales of equity investments included in earnings	—	—	—	—	—	(592)	(592)	(592)
Net income	—	—	—	—	24,770	—	24,770	24,770

Total comprehensive income								$25,782

Balance at August 28, 2004	73,380	$734	$152,869	$(1,586)	$216,963	$3,205	$372,185
Shares issued pursuant to stock option plans	593	6	2,817	—	—	—	2,823
Shares issued in connection with prior year acquisition	37	—	437	—	—	—	437
Shares issued in connection with Mykrolis acquisition	60,785	608	603,162	—	—	—	603,770
Value of options assumed in connection with Mykrolis acquisition	—	—	33,407	—	—	—	33,407
Deferred compensation recorded in connection with Mykrolis acquisition	—	—	—	(4,142)	—	—	(4,142)
Shares issued pursuant to employee stock purchase plan	181	2	1,510	—	—	—	1,512
Deferred compensation related to restricted stock awards	547	5	21,638	(21,643)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	5,465	—	—	5,465
Repurchase and retirement of shares	(224)	(2)	(732)	—	(1,096)	—	(1,830)
Tax benefit associated with employee stock plans	—	—	821	—	—	—	821
Foreign currency translation adjustment	—	—	—	—	—	1,086	1,086	$1,086
Net unrealized gain on marketable securities	—	—	—	—	—	71	71	71
Reclassification adjustment for gain on sale of equity investments included in earnings	—	—	—	—	—	(1,584)	(1,584)	(1,584)
Net income	—	—	—	—	9,393	—	9,393	9,393

Total comprehensive income								$8,966

Balance at August 27, 2005	135,299	$1,353	$815,929	$(21,906)	$225,260	$2,778	$1,023,414

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)		Fiscal year ended
	August 27, 2005	August 28, 2004	August 30, 2003
Operating activities:
Net income	$9,393	$24,770	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,616	25,492	27,180
Stock-based compensation expense	5,465	1,205	—
Impairment of property and equipment	3,321	1,345	1,156
Impairment of equity investments	—	100	4,452
Provision for doubtful accounts	212	46	(145)
Provision for deferred income taxes	(5,088)	2,362	(3,701)
Charge for fair value mark-up of acquired inventory sold	5,946	—	—
Tax benefit from employee stock plans	821	2,046	3,200
Equity in net loss of affiliates	247	13	144
(Gain) loss on sale of property and equipment	(729)	(859)	(310)
Gain on sale of equity investments	(2,914)	(1,126)	(145)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(434)	(20,030)	(11,727)
Trade accounts receivable due from affiliates	4,790	(753)	182
Inventories	2,561	(6,295)	4,156
Accounts payable and accrued liabilities	3,115	15,053	5,503
Other current assets	(51)	97	(760)
Income taxes payable and refundable income taxes	(5,999)	5,225	2,473
Other	702	(493)	(516)

Net cash provided by operating activities	46,974	48,198	32,417

Investing activities:
Acquisition of property and equipment	(20,759)	(21,179)	(13,445)
Acquisition of businesses, net of cash acquired	(10,157)	(5,133)	(44,431)
Purchase of intangible assets	(727)	(845)	(1,146)
Proceeds from sales of property and equipment	2,192	2,713	1,962
Proceeds from sale of equity investments	5,020	2,151	327
Purchases of short-term investments	(84,226)	(98,510)	(39,281)
Proceeds from sale or maturities of short-term investments	93,235	32,180	59,364
Cash and cash equivalents acquired through acquisition of Mykrolis	97,498	—	—
Other	(15)	(26)	(891)

Net cash provided by (used in) investing activities	82,061	(88,649)	(37,541)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(21,568)	(19,453)	(13,323)
Proceeds from short-term borrowings and long-term debt	22,129	16,238	17,633
Repurchase and retirement of common stock	(1,830)	—	—
Issuance of common stock	4,335	5,050	6,396

Net cash provided by financing activities	3,066	1,835	10,706

Effect of exchange rate changes on cash and cash equivalents	426	379	134

Increase (decrease) in cash and cash equivalents	132,527	(38,237)	5,716
Cash and cash equivalents at beginning of period	42,309	80,546	74,830

Cash and cash equivalents at end of period	$174,836	$42,309	$80,546

Supplemental Cash Flow Information
Non-cash transactions:
Acquisition of Mykrolis, net of transaction costs	$637,609	—	—
Schedule of interest and income taxes paid:
Interest expense	840	$1,213	$1,192
Income taxes, net of refunds received	9,482	1,138	(8,206)

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation Entegris, Inc. (the Company) is a leading provider of materials integrity management solutions that purify, protect and transport the critical materials used in the semiconductor and other high technology industries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

The Company was incorporated in Delaware in June 2005 under the name Eagle DE, Inc. (Eagle DE) as a wholly owned subsidiary of Entegris Minnesota. Effective August 6, 2005 Entegris Minnesota merged into Eagle DE in a reincorporation merger of which Eagle DE was the surviving corporation. Immediately following that merger, Mykrolis Corporation (Mykrolis) merged into Eagle DE, whose name was changed to Entegris, Inc.

On August 6, 2005, the Company completed a merger with Mykrolis in a stock-for-stock transaction accounted for under the purchase method of accounting as described in Note 2 to the Consolidated Financial Statements. Commencing from the date of acquisition, the results of operations of Mykrolis are included in the Company’s consolidated financial statements.

Fiscal Year The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in August. Fiscal years 2005, 2004 and 2003 ended on August 27, 2005, August 28, 2004, and August 30, 2003, respectively, and are alternatively identified herein as 2005, 2004 and 2003. Fiscal years 2005, 2004 and 2003 each included 52 weeks.

Basis of Presentation Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation. The Company has reclassified its investment in auction-rate securities as short-term investments. These investments had been included in cash and cash equivalents in previous periods ($33.2 million at August 28, 2004), and such amount has been reclassified in the accompanying financial statements to conform to the current period classification. This change in classification had no effect on the amounts of total current assets, total assets, net income, shareholders’ equity or cash flow from operations of the Company.

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

Stock-based Compensation The Company has several stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB No. 25, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. Restricted stock awards are expensed over the period of future service, utilizing the graded vesting method as described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

Property, Plant, and Equipment Property, plant and equipment are carried at cost and are depreciated principally on the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred; significant additions and improvements are capitalized. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of asset(s) may not be recoverable based on estimated future undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the net book value and the estimated fair value of the asset(s).

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

All equity investments are periodically reviewed to determine if declines, if any, in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices and a series of historical and projected operating losses by investees are considered in the review. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment written down to a new cost basis.

Goodwill and Other Intangible Assets Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. The Company does not amortize goodwill, but tests for impairment at least annually. Other intangible assets include, among other items, patents, unpatented and other developed technology and customer-based intangibles, and are amortized using the straight-line method over their respective estimated useful lives of 3 to 10 years. The Company reviews intangible assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

Restricted Cash At August 27, 2005, the Company had cash collateralization totaling $1.4 million. This collateral related to a security deposit under a lease for one of the Company’s administrative, research and development and manufacturing facilities as well as other security deposits and was invested in certificates of deposit and money market funds at August 27, 2005.

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

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction under the provisions of SFAS No. 133. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company was a party to forward foreign currency contracts with notional amounts of $8.3 million and $16.9 million at August 27, 2005 and August 28, 2004, respectively.

Foreign Currency Translation Except for certain foreign subsidiaries whose functional currency is the United States (U.S.) dollar, assets and liabilities of foreign subsidiaries are translated from foreign currencies into U.S. dollars at current exchange rates. Income statement amounts are translated at the weighted average exchange rates for the year. Gains and losses resulting from foreign currency transactions are included in net income. For certain foreign subsidiaries whose functional currency is the U.S. dollar, currency gains and losses resulting from remeasurement are determined using a combination of current and historical rates and are reported as other (income) expense.

Revenue Recognition/Concentration of Risk Revenue and the related cost of sales are generally recognized upon shipment of the products. For certain customized precision cleaning equipment sales with installation and customer acceptance provisions, which constituted less than 3% of sales, revenue is recognized upon fulfillment of such provisions. The Company recognizes revenues from construction contracts for certain customized clean-in-place equipment, which constituted less than 2% of sales, under the percentage-of-completion method, measured by the cost-to-cost method. For all sales transactions recorded as revenue, all persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable.

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

Recent Accounting Pronouncements In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative (currently reflected in Note 2) is no longer allowable under SFAS 123(R). In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123(R) will become effective for Entegris in the first quarter of fiscal 2006. We are still evaluating the impact of adopting SFAS 123(R) on our consolidated financial statements. The Company expects that the adoption SFAS 123(R) will result in additional pre-tax compensation expense in fiscal 2006 for remaining unvested stock options and any future stock option grants, as well as shares issued under the employee share purchase plan. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other factors.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF No. 03-1). The consensus requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as required in fiscal year 2004. In September 2004, the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of EITF No. 03-1. The disclosures prescribed by EITF No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

The accompanying table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has revised the unaudited pro forma disclosures required under SFAS No. 123 as previously filed in Form 10-Ks for the periods ended August 28, 2004 and August 30, 2003. The revision was made to reflect the graded vesting method as described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company had previously provided its SFAS No. 123 disclosures using the straight-line method. The table below presents the pro forma stock-based compensation expense as reported earlier and as revised for those periods.

(In thousands, except share data)	2005	Revised 2004	As Reported 2004	Revised 2003	As Reported 2003
Net income	$9,393	$24,770	$24,770	$1,275	$1,275
Add: Stock-based compensation included in net income, net of related tax effects	3,388	747	747	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(11,159)	(7,364)	(7,955)	(7,212)	(6,549)

Pro forma net income (loss)	$1,622	$18,153	$17,562	$(5,937)	$(5,274)

Earnings per share:
Basic as reported	$0.12	$0.34	$0.34	$0.02	$0.02
Diluted as reported	0.12	0.32	0.32	0.02	0.02

Basic pro forma	0.02	0.25	0.24	(0.08)	(0.07)
Diluted pro forma	0.02	0.24	0.23	(0.08)	(0.07)

During September 2004, the Compensation and Stock Option Committee (the Committee) of the Company’s Board of Directors reviewed the Company’s stock-based compensation plans in light of evolving compensation practices and the anticipated issuance by the Financial Accounting Standards Board (FASB) of its revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123R)(subsequently issued in December 2004) which upon adoption requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s consolidated statement of operations based on their fair values. After consideration of various alternatives, the Committee approved the accelerated and full vesting of all unvested outstanding employee stock options with exercise prices above $9.21 issued prior to October 1, 2004. The effect of the vesting acceleration was the recognition of incremental additional stock-based employee compensation of approximately $4.8 million in the first quarter of fiscal 2005 in the Company’s pro forma disclosure above. This previously deferred stock-based employee compensation expense amount would otherwise in part have been recognized in the Company’s consolidated statements of operations in future periods after the adoption of SFAS 123R in the first quarter of fiscal 2006.

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

Option plans	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	75%	75%	77%
Risk-free interest rate	3.5%	4.0%	3.8%
Expected life	6.0 years	8.0 years	8.0 years

Employee stock purchase plan	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	75%	76%	77%
Risk-free interest rate	2.0%	2.9%	3.8%
Expected life	0.5 years	0.5 years	0.5 years

The weighted average fair value of options granted during 2005, 2004 and 2003 with exercise prices equal to the market price at the date of grant was $5.69, $9.30, and $5.06 per share, respectively.

(2)	ACQUISITIONS

Acquisition of Mykrolis Corporation

On August 6, 2005, Entegris merged with Mykrolis Corporation (Mykrolis) in a transaction accounted for as an acquisition for a purchase price of approximately $645.0 million, which includes Entegris common stock and vested share awards, as well as transaction costs.

The fair value of Entegris equity securities was derived using an average market price per share of Entegris common stock of $9.94, which was based on Entegris’ average stock price for the period two days before through two days after the terms of the acquisition were agreed to and announced on March 21, 2005, net of registration costs associated with the issued securities. Under the terms of the merger agreement, each outstanding share of Mykrolis common stock was exchanged for 1.39 shares of Entegris common stock in a tax-free transaction. Accordingly, no amount of goodwill is expected to be deductible for tax purposes.

Mykrolis is a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. Its products are also used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. Mykrolis sells its products worldwide through a direct sales force and through distributors in selected regions. The acquisition was made to expand the Company’s global network, expand its product offering base and enhance the leverage of its manufacturing and administrative functions.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Mykrolis are recorded at the date of acquisition, at their respective fair values. The consolidated financial statements and reported results of operations of Entegris issued after completion of the acquisition reflect these values. The Company’s consolidated financial statements include the net assets and results of operations from August 6, 2005, the date of acquisition.

(In thousands, except per share)	Conversion Calculation	Fair Value
Common Stock
Mykrolis common stock outstanding as of August 6, 2005	43,730
Exchange ratio	1.39

Entegris common stock issued	60,785
Value of Entegris’ common stock	$9.94	$604,202

Stock Options
Value of Entegris stock options issued in exchange for Mykrolis stock options as of August 6, 2005 (1)		33,407
Other Transaction Costs		7,389

Total Estimated Purchase Price		$644,998

(1)	Estimated fair value of 8,790 Entegris stock options (in thousands) issued as of August 6, 2005 in exchange for 6,323 Mykrolis outstanding stock options (in thousands), calculated using the Black-Scholes option pricing model, modified for dividends, with model assumptions estimated as of March 21, 2005 and an Entegris stock price of $9.94.

Allocation of Purchase Price

The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain net assets, principally privately held equity investments and net assets held for sale, is still being finalized. In addition, the Company is still evaluating the goodwill recorded in connection with the acquisition as to the allocation of goodwill to reporting units as required by SFAS No. 142, Goodwill and Other Intangible Assets. To the extent that any estimates need to be adjusted, the Company will do so.

(In thousands)
Estimated book value of net assets acquired	$283,137
Less: existing goodwill and other intangible assets	51,134

Estimated book value of tangible net assets acquired	232,003

Remaining allocation:
Increase inventory to fair value (a)	23,783
Decrease property, plant and equipment to fair value (b)	(10,021)
Record identifiable intangible assets (c)	75,800
Increase benefit plan liabilities to fair value (d)	(1,983)
Decrease net assets to be sold to fair value (b) (e)	(16,819)
Increase other net assets to fair value	388
Adjustments of tax-related assets and liabilities (f)	8,658
Goodwill (g)	333,189

Estimated purchase price	$644,998

The following table summarizes the allocation of the Mykrolis purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Cash, cash equivalents and short-term investments	$120,525
Accounts receivable, inventories and other current assets	131,044
Property, plant and equipment	31,499
Other intangible assets	75,800
Goodwill	333,189
Other assets	39,152

Total assets acquired	731,209

Current liabilities	(76,142)
Other liabilities	(14,211)

Total liabilities assumed	(90,353)

Deferred compensation – Unvested options and restricted stock awards	4,142

Net assets acquired	$644,998

(a)	The fair value of acquired inventory, developed in consultation with independent valuation specialists, was determined as follows:

•	Finished goods – the estimated selling price less the cost of disposal and reasonable profit for the selling effort.

•	Work in process – the estimated selling price of finished goods less the cost to complete, cost of disposal and reasonable profit on the selling and remaining manufacturing efforts.

•	Raw materials – estimated current replacement cost, which equaled Mykrolis’ historical cost.

(In thousands)
Finished goods	$17,401
Work in process	6,382

Total	$23,783

(b)	The fair value of acquired property, plant and equipment, developed in consultation with independent valuation specialists, was valued at its value-in-use, unless there was a known plan to dispose of an asset. Assets to be disposed of were valued at prevailing market rates, less costs to sell.

(c)	The Company worked with independent valuation specialists to determine the fair value of identifiable intangible assets, which are a follows:

(In thousands of dollars)	Fair value	Useful life in years	Weighted average life in years
Developed technology	$38,500	3-6	4.6
Trademarks and trade names	9,000	3-8	4.9
Customer relationships and other	28,300	9	9.0

Total	$75,800

The total weighted average life of identifiable intangible assets acquired from Mykrolis that are subject to amortization is 6.25 years.

Developed technology represents the technical processes, intellectual property, and institutional understanding that were acquired from Mykrolis with respect to products, compounds and/or processes for which development has been completed.

The fair value of identifiable intangible assets is determined using the “income approach” on a project-by-project basis. This method starts with a forecast of expected future net cash flows. These net cash flow projections do not anticipate any revenue or cost synergies. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others.

The valuations are based on the information that is available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

(d)	The increase to fair value for acquired benefit plans is $2.0 million for pension benefit obligations.

The fair value of the pension obligations, determined in consultation with independent actuarial specialists, includes assumptions relating to economic factors such as interest rates of high quality fixed income investments, demographic factors such as salary growth projections and other data, such as expected employee terminations. The underlying assets of the plans were measured using market rates as of the acquisition date.

(e)	The decrease for net assets to be sold is based on fair value less cost to sell at disposal. On September 12, 2005 the Company announced that it would divest the gas delivery (GD) product line included in the Mykrolis acquisition. The assessment and formulation of a plan to exit the GD business began in the period leading up to the date of consummation. The decision to divest was made by the Company’s management in September 2005. This divestiture is expected to be completed during late 2005 or 2006. The GD product line includes mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. As part of the purchase accounting allocation for Mykrolis, the $19.0 million fair value of the assets of the GD business has been classified as assets held for sale.

(f)	Gives effect to the estimated tax effects of the acquisition.

(g)	In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the goodwill associated with the merger will not be amortized. None of the goodwill is deductible for tax purposes. The Company is still evaluating the goodwill recorded in connection with the acquisition as to the allocation of goodwill to reporting units as required by SFAS No. 142.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition of Mykrolis had occurred as of the beginning of the years presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

(In thousands of dollars, except per share-data) (Unaudited)	2005	2004
Net sales	$658,693	$588,126
Net income	29,171	34,499
Per share amounts:
Net income per common share – basic	0.22	0.27
Net income per common share – diluted	0.21	0.26

The unaudited pro forma financial information above gives effect to the following:

a.	The elimination of transactions between Entegris and Mykrolis, which upon completion of the merger would be considered intercompany. This reflects the elimination of inter-company sales and associated intercompany profit

b.	Incremental amortization and depreciation expense of approximately $6.6 million and $7.3 million in 2005 and 2004, respectively, related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 3 to 9 years and property, plant and equipment is being depreciated over the estimated useful lives of the underlying assets.

c.	The pro forma data includes the results of operations for Entegris, Inc. for the twelve months ended August 27, 2005 and August 28, 2004 for 2005 and 2004, respectively, while the results of operations for Mykrolis are included for the twelve-month period ended July 2, 2005 and July 3, 2004, respectively.

The unaudited pro forma financial information above for the ended August 28, 2004 excludes the purchase accounting impact of the incremental charge of $23.8 million reported in Cost of sales for the sale of acquired inventory that was written up to fair value.

Prior year acquisitions

In May 2004, the Company completed the acquisition of a precision parts cleaning business located in Montpellier, France in a cash transaction for total consideration of $4.5 million, of which $0.9 million was paid in 2005. The transaction was made to expand the geographic reach of Entegris’ materials integrity management services. Identifiable intangible assets and goodwill of approximately $0.8 million and $1.2 million, respectively, were recorded in connection with the transaction.

The Company completed two acquisitions in fiscal 2003. In January 2003, the Company acquired substantially all of the assets of Electrol Specialties Co. (ESC) in a cash transaction for $6.9 million, which includes $0.4 million and $1.5 million in contingent consideration recorded in 2005 and 2004, respectively. ESC, an Illinois-based company, designs and fabricates Clean-In-Place (CIP) stainless steel systems to customers in the biopharmaceutical industry. Identifiable intangible assets and goodwill of approximately $1.0 million and $4.1 million, respectively, were recorded in connection with the transaction.

In February 2003, the Company acquired the wafer and reticle carrier (WRC) product lines of Asyst Technologies, Inc., a California-based provider of integrated automation systems, in a cash transaction. The total acquisition cost for all assets associated with Asyst’s WRC product lines and intellectual property, including associated fees and expenses, was $40.1 million, including $1.0 million in contingent consideration recorded in 2005. Entegris hired key Asyst employees involved with the research and development of these product lines and moved the production of the purchased WRC product line to its Chaska, Minnesota facilities. Identifiable intangible assets and goodwill of approximately $1.8 million and $33.9 million, respectively, were recorded in connection with the transaction.

The identifiable intangible assets recorded in connection with the 2003 acquisitions relate to noncompete agreements, patents and customer relationships and are being amortized over periods ranging up to five years.

Each of the fiscal 2004 and fiscal 2003 transactions was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the dates of acquisition.

(3)	ACCOUNTS RECEIVABLE

Accounts receivable and notes receivable from customers consist of the following:

(In thousands)	2005	2004
Accounts receivable	$109,307	$64,620
Notes receivable	15,196	6,905

	124,503	71,525
Less allowance for doubtful accounts	2,199	1,790

	$122,304	$69,735

(4)	INVENTORIES

Inventories consist of the following:

(In thousands)	2005	2004
Raw materials	$27,408	$15,382
Work-in-process	4,312	4,519
Finished goods	59,426	24,621
Supplies	652	664

	$91,798	$45,186

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consists of the following:

(In thousands)	2005	2004	Estimated useful lives in years
Land	$11,519	$9,476
Buildings and improvements	78,441	64,989	5-35
Manufacturing equipment	101,092	85,245	5-10
Molds	77,249	74,853	3-5
Office furniture and equipment	46,353	47,582	3-8

	314,654	282,145
Less accumulated depreciation	188,704	184,511

	$125,950	$97,634

Depreciation expense was $19.4 million, $20.1 million, and $22.6 million in 2005, 2004 and 2003, respectively. The Company recorded asset impairment write-offs on molds and equipment due to abandonment of approximately $3.3 million, $1.3 million, and $1.2 million for 2005, 2004 and 2003, respectively. In 2004, $0.4 million of the impairments were included in engineering, research and development expenses; all other impairment losses are included in cost of sales.

(6)	INVESTMENTS

Equity Investments

At August 28, 2004, the Company’s investments included the Company’s equity ownership in Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security. The Company’s investment in Nortem N.V. (Nortem) was accounted for as an available-for-sale security. At August 28, 2004, the Company owned approximately 1.1 million common shares of Nortem with a market value of $4.7 million.

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

In March 2005, Nortem paid the first of two distributions, to shareholders of record as of March 4, 2005, in the amount of $3.75 per Nortem share. Accordingly, based on the Company’s carrying value of $2.00 per share and the $3.9 million cash distribution received March 11, 2005, the Company recorded a pre-tax gain of approximately $1.8 million in the Company’s third quarter ended May 28, 2005, that was reflected as other income. In addition, final proceeds of the liquidation of $1.1 million, or approximately $1.02 per Nortem share, were received in June 2005 and were recorded as other income in the Company’s fourth quarter.

In addition, as a result of the liquidation activities of Nortem, Nortem ceased to be an affiliate of the Company as of February 25, 2005. Accordingly, the Company no longer classifies its trade receivable due from Nortem separately in the accompanying balance sheet, nor have sales after that date to Applied been categorized as sales to affiliates. Sales to Nortem under current and previous distribution agreements were $24.5 million, $32.2 million and $19.6 million in 2005, 2004 and 2003, respectively. Trade accounts receivable relating to these sales as of August 27, 2005 and August 28, 2004 were $2.6 million and $4.8 million, respectively.

In 2004, the Company reported other income of $1.1 million ($0.7 million after taxes), on the sale of an aggregate 512,800 shares of Nortem’s common stock.

In the first quarter of 2003, the Company recorded an impairment loss, classified as other expense, of $4.5 million, or $3.3 million after taxes, related to the Company’s investment in Nortem. Prior to the impairment charge, the Company held approximately 1.6 million shares of Nortem stock with a cost basis of $7.6 million.

At August 27, 2005, the Company held equity investments totaling $6.9 million in certain privately held companies accounted for under either the cost or equity method of accounting, as appropriate.

Short-term Investments

Beginning in the second quarter of 2005, the Company commenced classifying its newly purchased short-term investments as available for sale. Prior to that period, the Company classified its short-term investments as held to maturity. Short-term investments at August 27, 2005 and August 28, 2004 consist of the following:

(In thousands)	2005	2004
Municipal bonds	$31,321	$9,328
Auction rate securities	63,200	74,400
U.S government agencies	705	1,992
Corporate debt securities	9,594	5,151

	$104,820	$90,871

The amortized cost, gross unrealized gains, gross unrealized losses and the fair value of the Company’s short-term investments are as follows:

(In thousands)	2005	2004
Amortized cost	$104,931	$90,871
Gross unrealized gains	—	—
Gross unrealized losses	(111)	(171)

Fair value	$104,820	$90,700

The contractual maturities of the Company’s short-term investments are as follows:

(In thousands)	2005	2004
Within one year	$97,106	$90,871
Over one to two years	7,714	—

Fair value	$104,820	$90,871

(7)	INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended August 27, 2005 and August 28, 2004 are as follows:

(In thousands)	2005	2004
Beginning of year	$70,164	$67,480
Additions to goodwill as a result of acquisitions	334,771	2,684

End of year	$404,935	$70,164

Additions to goodwill in 2005 included $333.2 million related to the Mykrolis acquisition and $1.6 million associated with purchase price allocation adjustments of prior year acquisitions, in some instances resulting from the payment of contingent consideration. Additions to goodwill in 2004 included $1.1 million related to acquisitions in 2004 and $1.5 million associated with a purchase price allocation adjustment of a prior year acquisition.

Other intangible assets, excluding goodwill, at August 27, 2005 and August 28, 2004 were as follows:

(In thousands)
2005	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,749	$9,663	$10,086	8.7
Unpatented technology	9,844	4,150	5,694	10.0
Developed technology	38,500	538	37,962	4.6
Trademarks and trade names	9,000	144	8,856	4.9
Customer relationships	28,000	193	27,807	9.1
Employment and noncompete agreements	5,818	3,928	1,890	5.8
Other	7,168	3,474	3,694	7.7

	$118,079	$22,090	$95,989	7.1

(In thousands)
2004	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,243	$7,513	$11,730	8.8
Unpatented technology	9,844	3,167	6,677	10.0
Employment and noncompete agreements	5,837	3,088	2,749	5.8
Other	6,053	2,333	3,720	8.4

	$40,977	$16,101	$24,876	8.6

Amortization expense was $6.2 million, $5.4 million, and $4.5 million in 2005, 2004 and 2003, respectively.

Estimated amortization expense for the fiscal years 2006 to 2010, and thereafter, is $18.9 million, $18.4 million, $17.3 million, $14.5 million, $10.3 million, and $16.6 million, respectively.

(8)	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	2005	2004
Payroll and related benefits	$29,621	$17,896
Employee benefits	8,409	4,623
Taxes, other than income taxes	3,229	1,440
Royalties	3,830	1,411
Liabilities of business held for sale	2,000	—
Accrual related to acquisition of Mykrolis	6,500	—
Donations	—	1,201
Deferred revenue and related	3,154	2,796
Warranty and related	2,801	2,034
Other	7,136	3,153

	$66,680	$34,554

(9)	WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during 2005, 2004 and 2003:

(In thousands)	2005	2004	2003
Beginning of year	$2,034	$2,065	$735
Accrual for warranties issued during the period	1,441	867	1,001
Assumption of liability in connection with acquisitions	1,152	—	1,250
Settlements during the period	(1,826)	(898)	(921)

End of year	$2,801	$2,034	$2,065

(10)	LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	2005	2004
Stock redemption notes payable in various installments along with interest of 8% and 9% through December 2010	$2,176	$2,585
Commercial loans secured by property and equipment payable on a monthly basis with interest ranging from 0.75% to 1.65%, and various maturities through November 2010, denominated in Japanese Yen	3,562	2,759
Commercial loans secured by property and equipment payable on a semiannual basis with interest ranging from 4.5% to 6% and various maturities through December 2007, denominated in Euros	539	1,094
Commercial loans unsecured with quarterly interest payments of 1.27% to 1.65% and full principal due with various maturities through 2009, denominated in Japanese Yen	10,433	9,122
Small Business Administration loans payable on a monthly basis in principal installments of $4 including interest ranging from 4.25% to 5.55% and various maturities through October 2020	1,831	1,871
Commercial loan secured by equipment payable on a monthly basis in principal installments of $20 and interest of 5.0% maturity at October 2004	—	40
Private bond with interest ranging from 0.98% to 1.7% and interest payable on a semiannual basis and full principal due with various maturities through 2009, denominated in Japanese Yen	4,264	2,007
Other, denominated in Japanese Yen	907	912

Total	23,712	20,390
Less current maturities	1,912	1,492

	$21,800	$18,898

Annual maturities of long-term debt as of August 27, 2005, are as follows:

Fiscal year ending	(In thousands)
2006	$1,912
2007	5,227
2008	2,725
2009	8,497
2010	3,190
Thereafter	2,161

$23,712

(11)	SHORT-TERM BANK BORROWINGS

The Company has an unsecured revolving credit agreement, which expires in May 2008, with one commercial bank for aggregate borrowings of up to $10 million with interest at Eurodollar rates, plus 0.875%. There were no borrowings outstanding under this commitment at August 27, 2005 and August 28, 2004. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of August 27, 2005, was $462 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75 million.

The Company has entered into unsecured line of credit agreements, which expire at various dates through 2006, with five international commercial banks, which provide for aggregate borrowings of 250,000 euros, 2.5 million Malaysia ringgits and 1.7 billion Japanese yen for its foreign subsidiaries, which is equivalent to $16.4 million as of August 27, 2005. Interest rates for these facilities are based on a factor of the banks’ reference rates and ranged from 1.675% to 1.875% as of August 27, 2005. Borrowings outstanding under these line of credit agreements at August 27, 2005 and August 28, 2004, were $3.6 million and $6.5 million, respectively.

(12)	LEASE COMMITMENTS

As of August 27, 2005, the Company was obligated under noncancellable operating lease agreements for certain sales offices, manufacturing, vehicle, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending	(In thousands)
2006	$10,598
2007	6,488
2008	5,227
2009	4,040
2010	3,768
Thereafter	10,549

Total minimum lease payments	$40,670

Total rental expense for all equipment and building operating leases was $5.9 million, $4.7 million, and $4.7 million in 2005, 2004 and 2003, respectively.

As of August 27, 2005, under the lease terms relating to the vacated Bedford, Massachusetts facility, the Company had an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor had the option to sell the facility to the Company at 90% of the then current fair market value prior to November 30, 2005. In November 2005, pursuant to a Release and Termination Agreement, the Company paid the lessor $50 thousand in consideration of lessor’s release and termination of its option under the lease.

(13)	OTHER CHARGES

During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $1.8 million related to the relocation of its Upland, California operations and certain workforce reductions. The charge included $0.9 million in termination costs related to a workforce reduction of approximately 75 employees, $0.4 million for asset impairment and $0.5 million for future lease commitments on the Upland facility. The Company recorded a pre-tax benefit of $0.2 million in the fourth quarter of 2003 associated with the favorable settlement of a portion of the future lease commitments included in the aforementioned charge. As of August 27, 2005, no future cash outlays remained outstanding in connection with the aforementioned charges.

In addition, the Company also had future cash outlays of $0.3 million remaining outstanding at August 27, 2005 in connection with restructuring activities undertaken, but not yet competed, by Mykrolis prior to its acquisition by the Company.

(14)	INTEREST INCOME, NET

Interest income, net consists of the following:

(In thousands)	2005	2004	2003
Interest income	$3,404	$1,454	$1,790
Interest expense	(866)	(1,171)	(1,211)

Interest income, net	$2,538	$283	$579

(15)	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

(In thousands)	2005	2004	2003
Impairment of equity investment	—	$100	$4,452
Loss (gain) on foreign currency remeasurement	$884	179	(201)
Gain on sale of equity investments	(2,914)	(1,126)	(145)
Other, net	(89)	(188)	147

Other (income) expense, net	$(2,119)	$(1,035)	$4,253

(16)	INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

(In thousands)	2005	2004	2003
Domestic	$(2,270)	$29,226	$(9,747)
Foreign	10,937	6,691	4,918

	$8,667	$35,917	$(4,829)

Income tax (benefit) expense is summarized as follows (in thousands):

(In thousands)	2005	2004	2003
Current:
Federal	$986	$6,853	$(2,611)
State	277	316	(58)
Foreign	2,852	1,603	122

	4,115	8,772	(2,547)

Deferred:
Federal	(4,890)	1,864	(2,110)
State	(188)	727	(275)
Foreign	(10)	(229)	(1,316)

	(5,088)	2,362	(3,701)

	$(973)	$11,134	$(6,248)

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates as follows:

(In thousands)	2005	2004	2003
Expected federal income tax at statutory rate	$3,033	$12,571	$(1,690)
State income taxes, net of federal tax effect	(120)	779	(120)
Effect of foreign source income	(986)	(742)	(2,801)
Tax benefits on exempt earnings from export sales	(900)	(1,300)	(1,000)
Impairment of investment in Metron	—	—	408
Research tax credit	(300)	(260)	(450)
Tax-exempt interest	(676)	(211)	(224)
Resolution of tax contingencies	(1,375)	—	(946)
Other items, net	351	297	575

	$(973)	$11,134	$(6,248)

In 2005 and 2003, respectively, income tax expense was reduced by $1.4 million and $0.9 million due to the favorable resolution of U.S Federal income tax matters made by the Company.

At August 27, 2005, there were approximately $99.6 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

As a result of employment commitments and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from tax for years up through 2013. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $0.9 million (1 cent per diluted share), $0.7 million (1 cent per diluted share) and $0.7 million (1cent per diluted share) in 2005, 2004 and 2003, respectively.

During 2005, 2004 and 2003, respectively, $0.8 million, $2.0 million and $3.2 million was added to additional paid-in capital in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 27, 2005 and August 28, 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets attributable to:
Accounts receivable	1,062	$939
Inventory	2,406	2,444
Intercompany profit	1,307	1,429
Accruals not currently deductible for tax purposes	12,262	2,761
Net operating loss carryforwards	22,386	1,132
Tax credit carryforwards	2,577	340
Accelerated depreciation	10,163	—
Other, net	2,003	1,760

Total deferred tax assets	54,166	10,805

Deferred tax liabilities attributable to:
Accelerated depreciation	—	3,484
Purchased intangible assets	29,607	8,205
Other, net	743	1,982

Total deferred tax liabilities	30,350	13,671

Net deferred tax assets (liabilities)	23,816	$(2,866)

At August 27, 2005, the Company had federal net operating loss carryforwards of approximately $60.2 million which begin to expire in 2021, state operating loss carryforwards of approximately $4.7 million, which begin to expire in 2010, foreign tax credit carryforwards of approximately $1.3 million which begin to expire in 2011, alternative minimum tax credit carryforwards of approximately $0.1 million and research tax credit carryforwards of approximately $1.2 million which begin to expire in 2009. Realization of the deferred tax assets is dependent on generating sufficient future taxable income and on the future reversal of taxable temporary differences. Although realization is not assured, based on projected earnings, the Company believes it is more likely than not that the benefit of these deferred assets will be realized.

(17)	SHAREHOLDERS’ EQUITY

Stock Option Plans In August 1999, Entegris, Inc. established the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan) and the Entegris, Inc. Outside Directors’ Stock Option Plan (the Directors’ Plan). The number of shares reserved for the Plans by shareholders as of August 27, 2005 is 20,000,000 and 1,000,000, respectively. The maximum aggregate number of shares that may be granted under the 1999 Plan per the board of directors’ authorizations as of August 27, 2005 and August 28, 2004 was 17,900,000 and 15,000,000, respectively. All of shares reserved for the Directors’ Plan are authorized for grant.

Under the Directors’ Plan, each outside director is granted an option to purchase 15,000 shares upon the date the individual becomes a director. Annually, each outside director is automatically granted, at the choice of the Directors’ Plan administrator (defined as the Board of Directors or a committee of the Board), either an option to purchase 9,000 shares, or a restricted stock award of up to 3,000 shares. Options are exercisable six months subsequent to the date of grant. Under both the 1999 Plan and the Directors’ Plan, the term of options shall be ten years and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

Option activity for the 1999 Plan and the Directors’ Plan is summarized as follows:

	2005		2004		2003
(Shares in thousands)	Number of shares	Option price	Number of Shares	Option price	Number of Shares	Option price
Options outstanding, beginning of year	8,268	$7.05	8,080	$6.28	7,469	$5.94
Granted	1,125	8.39	1,012	12.32	1,961	6.63
Exercised	(415)	4.49	(657)	5.27	(1,163)	4.18
Canceled	(152)	9.23	(167)	8.77	(187)	9.13

Options outstanding, end of year	8,826	$7.30	8,268	$7.05	8,080	$6.28

Options exercisable, end of year	7,109	$7.29	5,058	$6.00	4,455	$5.29

Options available for grant, end of year	3,970		3,125		4,192

Options outstanding for the 1999 Plan and the Directors’ Plan at August 27, 2005 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.96 to $1.50	122	0.6 years	$1.32	122	$1.32
$3.15	1,979	2.4 years	3.15	1,979	3.15
$4.22	200	4.0 years	4.22	200	4.22
$5.90	1,353	6.9 years	5.90	675	5.90
$6.25 to $7.50	186	5.4 years	7.47	182	7.48
$7.53 to $8.25	1,224	5.9 years	8.02	935	8.02
$8.36 to $10.00	2,175	7.4 years	8.75	1,429	8.94
$10.19 to $12.00	1,276	6.6 years	11.58	1,276	11.58
$12.01 to $15.38	311	7.1 years	13.48	311	13.48

During 2005, certain existing stock option grants were modified in connection with the execution of various severance and separation agreements. Under the agreements, the terms of both unvested and vested stock option grants were modified with no future service required by the affected individuals. Accordingly, under the measurement principles of APB No. 25, compensation expense of $1.0 million was recognized for the implicit value of the modified stock option grants at the date of the agreements’ execution.

Employee Stock Purchase Plan In March 2000, the Company established the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the

ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. As of August 27, 2005, 0.9 million shares had been issued under the ESPP. As of that date, plan participants had approximately $0.2 million withheld to purchase the Company’s common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period ending December 31, 2005. Employees purchased 181,343, 155,293, and 167,471 shares at a weighted-average price of $8.34, $10.34 and $9.05 in 2005, 2004, and 2003 respectively.

Stock Plans assumed from Mykrolis All of Mykrolis Corporation’s stock option plans were assumed by the Company at the effective time of the merger. Each outstanding option to purchase shares of Mykrolis common stock under Mykrolis’ stock option plans became an option to acquire, on the same terms and condition as were applicable under the Mykrolis stock option plans, the Company’s common stock, with the number of shares and exercise prices thereof adjusted for the exchange ratio of 1.39. Accordingly, options to purchase 6.3 million shares of Mykrolis common stock were exchanged for options to purchase 8.8 million shares of the Company’s common stock.

All but options to purchase 1.0 million shares were vested, or became vested, at the time of the merger. The intrinsic value of $1.6 million associated with unvested options was recorded as deferred compensation expense as part of the purchase price allocation for the Mykrolis acquisition. This balance will be charged to earnings over the remaining vesting periods that extend to 2008, including $0.1 million recorded in 2005.

A description of the stock plans assumed from Mykrolis on acquisition is provided below.

2001 Equity Incentive Plan The 2001 Equity Incentive Plan (the 2001 Plan) provides for the issuance of stock-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. Under the 2001 Plan, the Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors.

Millipore Plan Certain employees of Mykrolis were granted stock options under a predecessor’s stock-based compensation plan. The Millipore 1999 Stock Incentive Plan (the Millipore Plan) provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of Millipore’s common stock on the date the option was granted and its term was generally ten years and vested over four years.

Employment Inducement and Acquisition Stock Option Plan Mykrolis established the 2003 Employment Inducement and Acquisition Stock Option Plan (the Employment Inducement Plan) in 2003. The Employment Inducement Plan provides for the issuance of stock options and other stock-based awards to newly-hired employees and to employees of companies acquired by the Company. The Employment Inducement Plan has a term of ten years. Options granted under the Employment Inducement Plan have a maximum term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines other terms of option grants including, number of shares, restrictions and the vesting period. The number of reserved shares under the Employment Inducement Plan automatically increases annually by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders unless otherwise determined by the Board of Directors.

Non-Employee Director Stock Option Plan Mykrolis also has the 2001 Non-Employee Director Stock Option Plan (the Directors Plan). Under the Directors Plan, each newly elected eligible director is granted options to purchase 15,000 shares of common stock on the date of his or her first election. Following the initial grant, each director is automatically awarded options to purchase 10,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant.

Option activity for the assumed Mykrolis plans is summarized as follows:

(Shares in thousands)	Shares	Option Price	Weighted Average Exercise Price
Options outstanding, beginning of year	—
Options assumed in Mykrolis acquisition	8,790	$3.83-$11.98	$8.33
Options exercised	(177)	$4.30-$11.12	5.37
Options expired	(14)	$8.35-$11.98	10.74

Options outstanding, end of year	8,599	$3.83-$11.76	$8.38

Options exercisable	7,638
Shares available for future grant	938

The following table summarizes information about stock options under the assumed Mykrolis plans at August 27, 2005.

(Shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.83-$4.89	1,676	4.1	$4.75	1,489	$4.73
$5.01-$8.09	1,435	3.6	6.23	1,386	6.20
$8.35-$9.94	1,964	4.4	8.45	1,240	8.47
$10.09-$10.91	1,893	3.4	10.77	1,893	10.77
$11.12-$11.76	1,631	5.4	11.16	1,630	11.16

	8,599	4.2	$8.38	7,638	$8.47

Restricted Stock Awards Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. During 2005 and 2004, the Company awarded 1.9 million and 0.2 million restricted shares, respectively, of the Company’s common stock pursuant to the 1999 Plan and 2001 Plan. The value of such stock was established by the market price on the date of the grants and was recorded as deferred compensation in the amounts of $21.6 million and $2.8 million in 2005 and 2004, respectively. Deferred compensation expense is being amortized over the applicable restricted stock vesting periods, generally four years, using graded vesting. Compensation expense recorded in connection with these restricted shares was $4.1 million and $1.2 million in 2005 and 2004, respectively. The 2005 amount includes $0.9 million related to the acceleration of vesting for unvested restricted stock held by the individuals subject to the severance and separation agreements described in the preceding paragraph. The remaining deferred compensation to be amortized in connection with the grants is shown as a reduction of shareholders’ equity in the accompanying consolidated financial statements.

Certain unvested restricted shares of Mykrolis common stock issued in connection with restricted stock awards made prior to the merger with the Company were exchanged for unvested restricted shares of the Company’s common stock, with the number of shares adjusted for the exchange ratio of 1.39. Accordingly, 0.3 million restricted Mykrolis shares were exchanged for 0.4 million restricted shares of the Company’s common stock. The intrinsic value of $2.5 million associated with the unvested restricted stock was recorded as deferred compensation expense as part of the purchase price allocation for the Mykrolis acquisition. This balance is being charged to earnings over the remaining vesting periods that extend to 2009, including $0.2 million recorded in 2005.

Shareholder Rights Plan On July 27, 2005, the Company’s board of directors adopted a shareholder rights plan (the “Rights Plan”) pursuant to which Entegris declared a dividend on August 8, 2005 to its shareholders of record on August 8, 2005 of the right to purchase (a “Right”) one additional share of Entegris Common Stock for each share of Entegris Common Stock owned, at a price of $50.00 for each share. The Rights Plan is designed to protect the Company’s shareholders from attempts by others to acquire Entegris on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of the Company’s common stock until certain triggering events occur. The Rights authorize the holders to purchase shares of common stock at a 50% discount from market value upon the occurrence of specified triggering events, including, unless approved by the board of directors, an acquisition by a person or group of specified levels of beneficial ownership of the Company’s common stock or a tender offer for the Company’s common stock. The common stock purchase rights are redeemable by the Company for $0.01 and will expire in July of 2015. One of the events which will trigger the common stock purchase rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than Entegris or any of its subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of the Company’s common stock. An Acquiring Person may not exercise a common stock purchase right.

(18)	BENEFIT PLANS

401(k) Plan The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pretax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches 100% of employees’ contributions on the first 3% of eligible wages and 50% of employees’ contributions on the next 2% of eligible wages, or a maximum match of 4% of the employee’s eligible wages. In addition to the matching contribution, the Company’s board of directors may, at its discretion, declare a profit sharing contribution as a percentage of eligible wages based on the company’s worldwide operating results. The employer profit sharing and matching contribution expense under the Plans was $4.6 million, $3.9 million, and $1.8 million in 2005, 2004 and 2003, respectively.

Supplemental Savings and Retirement Plan The Company has Supplemental Savings and Retirement Plan (the “Supplemental Plan”) that was assumed in the Mykrolis acquisition. Under the Supplemental Plan, certain senior executives are allowed certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The liability of $2.4 million related to these rights is reflected in the consolidated balance sheets under the caption “Other liabilities”. The Company recorded no expense in connection with the Supplemental Plan in 2005.

Japan Retirement Benefit Plan The Company assumed the obligations under a defined benefit pension plan in its merger with Mykrolis on August 6, 2005. The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered in a defined benefit pension plan. The table below sets forth the estimated net periodic cost and funded status of the Nihon Mykrolis Pension Plan.

(In thousands)	2005
Change in benefit obligation:
Benefit obligation associated with acquisition of Mykrolis	$12,160
Service cost	63
Interest cost	16
Plan net losses (gains)	321
Foreign exchange impact	123

Benefit obligation at end of year	$12,683

Change in plan assets:
Plan assets associated with acquisition of Mykrolis	$2,850
Actual return on plan assets	(5)
Foreign exchange impact	29

Fair value of plan assets at end of current fiscal year	$2,874

Funded status:
Plan assets in excess of/(less than) benefit obligation	$(9,809)
Unrecognized net loss (gain)	328

Net amount recognized	$(9,481)

Amounts recognized in the consolidated financial statements consist of:

(In thousands)	2005
Prepaid benefit cost	$—
Accrued benefit liability	(9,481)
Accumulated other comprehensive loss	—

Net amount recognized	$(9,481)

The accumulated benefit obligation for the Company’s pension plan was $11,120 at August 27, 2005.

(In thousands)	2005
Components of net periodic pension cost:
Service cost	$63
Interest cost	16
Expected return on plan assets	(1)
Amortization of unrecognized gain	—
Recognized actuarial loss	—

Net periodic pension cost	$78

Assumptions:	2005
Weighted average assumptions used to determine net periodic benefit cost at end of fiscal 2005:
Discount rate	1.66%
Expected return on plan assets	0.75%
Rate of compensation increase	2.00%

Plan Assets

At August 27, 2005, the Company’s pension plan assets were invested in a Japanese insurance company’s guaranteed-return fixed income securities. There is interest rate risk associated with the valuation of these investments. The long-term rate of return on Japanese pension plan assets was developed through an analysis of historical returns and the fund’s current guaranteed return rate. Estimates of future returns are based on a continuation of the existing guaranteed rate of return.

Cash Flows

During fiscal 2006, the Company expects to contribute $0.3 million to its defined benefit pension plan in Japan. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Pension Benefits
2006	$129
2007	289
2008	337
2009	418
2010	445
Years 2011-2015	825

(19)	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2005	2004	2003
Basic earnings per share—Weighted common shares outstanding	77,137	72,957	71,636
Weighted common shares assumed upon exercise of options	1,844	3,225	2,839
Weighted common shares assumed upon vesting of restricted common stock	347	38	—

Diluted earnings per share	79,328	76,220	74,475

Approximately 2.9 million, 0.8 million and 1.3 million of the Company’s stock options were excluded from the calculation of diluted earnings per share in 2005, 2004, and 2003, respectively, because the exercise prices of the stock options were greater than the average price of the Company’s common stock, and therefore their inclusion would have been antidilutive.

(20)	SEGMENT INFORMATION

The Company operates in one segment as it designs, develops, manufactures, markets and sells material integrity management products and services predominantly within the microelectronics industry. All products are sold on a worldwide basis.

The following table summarizes total net sales by markets served for 2005, 2004 and 2003, respectively:

(In thousands)	2005	2004	2003
Net sales:
Semiconductor	$265,326	$274,755	$191,405
Data storage	42,429	32,761	31,221
Services	30,158	23,276	20,354
Other	29,187	15,972	8,124

	$367,100	$346,764	$251,104

The following tables summarize total net sales, based upon the country to which sales to external customers were made, and property, plant and equipment attributed to significant countries for 2005, 2004 and 2003, respectively:

(In thousands)	2005	2004	2003
Net sales:
United States	$133,727	$130,068	$103,068
Japan	56,543	55,020	39,033
Germany	17,019	22,312	14,042
Taiwan	36,787	34,543	15,838
Singapore	26,461	26,952	15,424
Korea	25,369	19,888	10,749
Malaysia	13,968	10,883	13,438
Other	57,226	47,098	39,512

	$367,100	$346,764	$251,104

Property, plant and equipment:
United States	$76,673	$63,793	$68,605
Japan	20,499	11,781	8,064
Germany	6,090	5,806	5,854
Malaysia	15,890	13,146	12,350
Other	6,798	3,108	339

	$125,950	$97,634	$95,212

In 2005, 2004 and 2003, no single nonaffiliated customer accounted for 10% or more of net sales. In 2005, 2004 and 2003, net sales to the Company’s top ten customers accounted for approximately 37%, 36%, and 40%, respectively, of our net sales.

(21)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, short-term investments and short-term debt approximates fair value due to the short maturity of those instruments. The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments and approximated its carrying value at August 27, 2005.

(22)	COMMITMENTS AND CONTINGENT LIABILITIES

On March 3, 2003 Mykrolis filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. This lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed our patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that our patents are invalid and/or not infringed and reimbursement of costs incurred in conducting the litigation. On April 30, 2004, the court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, Mykrolis filed a motion with the court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction. Subsequently, Pall filed a motion to dissolve the preliminary injunction based on two Japanese publications that it alleged raised questions as to the validity of the Company’s patents. On January 18, 2005, the United States District Court of Massachusetts issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Entegris for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005. On February 17, 2005, Mykrolis filed a notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt.

On September 9, 2002, Lucent Technologies, Inc. named Entegris Minnesota as a defendant along with Poly-Flow Engineering Inc., FSI International, Inc. and BOC Capital Group in an action filed in circuit court in Orange County, Florida for damages arising from a chemical spill at its facility in January of 2000. Defense of this case was undertaken by the Company’s insurance carriers. On August 29, 2005 this matter was settled for a cash payment by the Company’s insurance carriers.

On June 28, 2005, Entegris filed a lawsuit against Miraial Co. Ltd. in the United States District Court for the District of Minnesota alleging the infringement, contributory infringement or inducement to infringe of five of the Company’s U.S. patents relating to containers for transporting and storing silicon wafers used in the manufacture of semiconductors. The lawsuit also sought preliminary and permanent injunctions preventing the defendant from directly infringing, infringing by inducement or contributing to the infringement of these patents. On September 23, 2005 defendant filed a motion to dismiss for lack of jurisdiction and insufficiency of service of process, which motion is still pending. On October 28, 2005 this case was transferred to the U.S. District Court for the Southern District of New York by stipulation of the parties and the defendant accepted service of process and submitted to the jurisdiction of that court.

In addition, from time to time, the Company is a party to various legal proceedings arising in the ordinary course of our business. The Company does not believe that these proceedings individually or in the aggregate will have a material adverse effect on our financial condition, results of operations or cash flows.

(23)	SUBSEQUENT EVENT

On September 12, 2005 the Company announced that it would divest its gas delivery, life science and tape and reel product lines. These divestitures are expected to be completed during late 2005 or 2006. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The life sciences products include stainless steel clean in place systems for life sciences applications. Tape and reel products include our Stream™ product line, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for today’s electronics. As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery business have been classified as assets held for sale, net.

(24)	QUARTERLY INFORMATION-UNAUDITED

	Quarter				Year
(In thousands, except per share data)	First	Second	Third	Fourth
Fiscal 2004
Net sales	$68,676	$79,970	$98,624	$99,494	$346,764
Gross profit	27,529	34,632	44,300	44,442	150,903
Net income	1,637	5,023	9,175	8,935	24,770
Basic earnings per share	0.02	0.07	0.13	0.12	0.34
Diluted earnings per share	0.02	0.07	0.12	0.12	0.32

Fiscal 2005
Net sales	$90,505	$84,950	$86,940	$104,705	$367,100
Gross profit	36,912	34,680	35,114	32,793	139,499
Net income (loss)	5,739	4,475	7,109	(7,930)	9,393
Basic earnings (loss) per share	0.08	0.06	0.10	(0.09)	0.12
Diluted earnings (loss) per share	0.08	0.06	0.09	(0.09)	0.12

Entegris, Inc.

Schedule II–Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
COL. A	COL. B	COL. C	COL. D	COL. E
Deducted from asset accounts:
Year ended August 30, 2003:
Allowance for doubtful receivables	$1,798	(145)	140	$1,793

Deducted from asset accounts:
Year ended August 28, 2004:
Allowance for doubtful receivables	$1,793	46	(49)	$1,790

Deducted from asset accounts:
Year ended August 27, 2005:
Allowance for doubtful receivables (1)	$1,790	484	(75)	$2,199

(1)	Fiscal 2005 amount includes $272 associated with allowance for doubtful account balances recorded in connection with acquisitions.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Volume Description
2.1	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.	**

2.2	Agreement and Plan of Merger, dated as of March 21, 2005, by and between Entegris, Inc., and Eagle DE, Inc.	**

2.3	Form of Master Separation and Distribution Agreement between Millipore Corporation and Mykrolis Corporation	**

2.4	Form of General Assignment and Assumption	**

3.1	Amended and Restated Certificate of Incorporation of Entegris, Inc.	**

3.2	By-laws of Entegris, Inc.	**

4.1	Form of certificate representing shares of Common Stock, $.01 par value per share	**

4.2	Rights Agreement, dated July 26, 2005, between Entegris, Inc. and Wells Fargo Bank N.A., as rights agent	**

10.1	Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan	**

10.2	Entegris, Inc. Outside Directors Stock Option Plan	**

10.3	Entegris Inc. 2000 Employee Stock Purchase Plan	**

10.4	Form of 2001 Equity Incentive Plan	**

10.5	Entegris, Inc. 2003 Employment Inducement and Acquisition Stock Option Plan	**

10.6	Supplemental Executive Retirement Plan for Key Salaried Employees of Entegris, Inc.	**

10.7	Entegris, Inc. 2002 Deferred Compensation Plan for Senior Management	**

10.8	Letter Agreement with Thomas O. Pyle	**

10.9	Lease Agreement, dated April 1, 2002, Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to headquarters, R&D and manufacturing facility located at 129 Concord Road, Billerica, MA	**

10.10	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facilities located at Patriots Park, Bedford, Massachusetts	**

10.11	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to facilities located in Allen, Texas	**

10.11-a	Master Invention Disclosure Agreement	**

**	Incorporated by Reference to a prior filing with the Commission

INDEX TO EXHIBITS [Cont’d]

Exhibit No.	Exhibit Volume Description
10.12	Master Patent License Agreement	**

10.13	Master Patent Grantback License Agreement	**

10.14	Master Trademark License Agreement	**

10.15	Master Trade Secret and Know-How Agreement	**

10.16	Tax Sharing Agreement	**

10.17	Membrane Manufacture and Supply Agreement	**

10.18	Research Agreement	**

10.19	Restricted Stock Award Agreement, dated as of November 21, 2004, between the Company and Gideon Argov	**

10.20	Form of Restricted Stock Award Agreement, dated as of December 9, 2004, between the Company and each of its executive officers	**

10.21	Agreement and Plan of Merger by and among Mykrolis Corporation, Stingray Merger Corporation, Extraction Systems, Inc. and the Representative of the Holders of all of the Capital Stock of Extraction Systems, Inc. dated as of March 3, 2005	**

10.22	Letter Agreement, dated as of March 21, 2005, by and between Mykrolis Corporation and Jean-Marc Pandraud	**

10.23	Letter Agreement, dated as of March 21, 2005, by and between Mykrolis Corporation and Peter W. Walcott	**

10.24	Amended and Restated Employment Agreement, dated as of May 4, 2005, by and between Mykrolis Corporation and Gideon Argov	**

10.25	Form of Integration-Planning Bonus Letter and Attachments, dated as of May 12, 2005	**

10.26	Form of Integration-Execution Bonus Letter	**

10.27	STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998	**

10.28	PFA Purchase and Supply Agreement by and between E.I. Du Pont De Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999	**

**	Incorporated by Reference to a prior filing with the Commission

INDEX TO EXHIBITS [Cont’d]

Exhibit No.	Exhibit Volume Description
10.29	Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank, as amended	**

10.30	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and directors

10.31	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and each of its executive officers

10.32	Employment Separation Agreement and Release between Entegris, Inc. and Stan Geyer (assumed by the Company)

10.33	Employment Separation Agreement and Release between Entegris, Inc. and James Dauwalter (assumed by the Company)

10.34	Employment Agreement and Release between Entegris, Inc. and Michael Wright, effective August 6, 2005

10.35	Entegris, Inc. 401 (k) Savings and Profit Sharing Plan (2005 Restatement)*

10.36	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and Bertrand Loy

10.37	Letter Agreement, dated as of September 23, 2005, by and between Entegris, Inc. and Greg Graves

10.38	Letter Agreement, dated as of September 23, 2005, by and between Entegris, Inc. and John Villas

10.39	Letter Agreement, dated as of September 23, 2005, by and between Entegris, Inc. and John Goodman

21.1	Subsidiaries of Entegris, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Rule 13(a)-14(a) Certification by Gideon Argov, Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification by John Villas, Chief Financial Officer

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes– Oxley Act of 2002

**	Incorporated by Reference to a prior filing with the Commission