Form 10-Q
period 2005-11-26
ENTEGRIS INC
filed 2006-01-10
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 26, 2005

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at December 31, 2005
Common Stock, $0.01 Par Value	136,043,921

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 26, 2005

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	November 26, 2005	August 27, 2005
ASSETS
Current assets:
Cash and cash equivalents	$167,769	$174,578
Short-term investments	107,051	104,820
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,808 and $2,199	118,667	120,792
Inventories	69,320	90,844
Deferred tax assets	13,830	13,883
Assets of discontinued operations and other assets held for sale	18,101	29,408
Other current assets	9,328	8,476

Total current assets	504,066	542,801

Property, plant and equipment, net of accumulated depreciation of $185,739 and $187,638	120,347	123,607

Other assets:
Investments	6,696	6,926
Restricted cash	1,233	1,382
Goodwill	404,161	400,882
Other intangible assets, net	90,131	94,701
Deferred tax assets	9,505	9,933
Other	4,886	5,388

Total assets	$1,141,025	$1,185,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,875	$1,912
Short-term borrowings	2,842	3,629
Accounts payable	36,471	33,368
Accrued liabilities	50,933	64,450
Income taxes payable	2,954	18,810
Liabilities associated with assets held for sale, net	748	2,687

Total current liabilities	95,823	124,856

Long-term debt, less current maturities	19,920	21,800
Pension benefit obligation	11,547	11,090
Other liabilities	3,506	4,460

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 135,945,134 and 135,299,395	1,359	1,353
Additional paid-in capital	805,880	815,929
Deferred compensation expense	—	(21,906)
Retained earnings	209,210	225,260
Accumulated other comprehensive (loss) income	(6,220)	2,778

Total shareholders’ equity	1,010,229	1,023,414

Total liabilities and shareholders’ equity	$1,141,025	$1,185,620

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended
	November 26, 2005	November 27, 2004
Sales to non-affiliates	$146,786	$82,002
Sales to affiliate	—	7,100

Net sales	146,786	89,102
Cost of sales	99,019	51,534

Gross profit	47,767	37,568
Selling, general and administrative expenses	56,463	23,934
Engineering, research and development expenses	10,093	4,656

Operating (loss) income	(18,789)	8,978
Interest income, net	(1,498)	(354)
Other (income) expense, net	(66)	301

(Loss) income before income taxes	(17,225)	9,031
Income tax (benefit) expense	(7,026)	2,464
Equity in net (earnings) loss of affiliates	(104)	11

(Loss) income from continuing operations	(10,095)	6,556

Loss from operations of discontinued businesses, net of taxes	(862)	(817)
Impairment loss on assets of discontinued businesses, net of taxes	(5,093)	—

Total discontinued operations, net of taxes	(5,955)	(817)

Net (loss) income	$(16,050)	$5,739

Basic (loss) earnings per common share:
Continuing operations	$(0.07)	$0.09
Discontinued operations	(0.05)	(0.01)

Net (loss) income	$(0.12)	$0.08

Diluted (loss) earnings per common share:
Continuing operations	$(0.07)	$0.09
Discontinued operations	(0.05)	(0.01)

Net (loss) income	$(0.12)	$0.08

Weighted shares outstanding:
Basic	135,307	73,261
Diluted	135,307	75,066

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(In thousands) Three months ended November 27, 2004	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive (loss) income
Balance at August 28, 2004	73,380	$734	$152,869	$(1,586)	$216,963	$3,205	$372,185
Shares issued pursuant to stock option plans	50	1	212	—	—	—	213
Deferred compensation related to restricted stock awards	547	5	2,950	(2,955)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	446	—	—	446
Repurchase and retirement of shares	(224)	(2)	(731)	—	(1,096)	—	(1,829)
Foreign currency translation adjustment	—	—	—	—	—	2,022	2,022	$2,022
Net income	—	—	—	—	5,739	—	5,739	5,739

Total comprehensive income								$7,761

Balance at November 27, 2004	73,753	$738	$155,300	$(4,095)	$221,606	$5,227	$378,776

Balance at August 27, 2005	135,299	$1,353	$815,929	$(21,906)	$225,260	$2,778	$1,023,414
Reclassification upon adoption of SFAS No. 123(R)	—	—	(21,906)	21,906	—	—	—
Shares issued under stock option plans	646	6	3,346	—	—	—	3,352
Stock-based compensation expense	—	—	8,511	—	—	—	8,511
Foreign currency translation adjustment	—	—	—	—	—	(8,960)	(8,960)	$(8,960)
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	(38)	(38)
Net loss	—	—	—	—	(16,050)	—	(16,050)	(16,050)

Total comprehensive loss								$(25,048)

Balance at November 26, 2005	135,945	$1,359	$805,880	$—	$209,210	$(6,220)	$1,010,229

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(In thousands)	November 26, 2005	November 27, 2004
Operating activities:
Net (loss) income	$(16,050)	$5,739
Less: Loss from discontinued operations	(5,955)	(817)

(Loss) income from continuing operations	(10,095)	6,556
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,036	5,493
Stock-based compensation expense	8,511	446
Excess tax benefits from employee stock plans	(211)	—
Disposal of property and equipment	1,210	294
Provision for doubtful accounts	(315)	31
Provision for deferred income taxes	345	96
Charge for fair value mark-up of acquired inventory sold	17,837	—
Equity in net (earnings) loss of affiliates	(104)	11
(Gain) loss on sale of property and equipment	203	(452)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(1,076)	3,393
Trade accounts receivable due from affiliates	—	1,277
Inventories	1,850	(507)
Accounts payable and accrued liabilities	(9,130)	(7,879)
Other current assets	(893)	(896)
Income taxes payable and refundable income taxes	(15,799)	(805)
Other	92	33

Net cash provided by operating activities	2,461	7,091

Investing activities:
Acquisition of property and equipment	(6,642)	(2,145)
Purchase of intangible assets	(100)	(156)
Proceeds from sales of property and equipment	58	2,081
Purchases of short-term investments	(7,166)	(13,216)
Proceeds from sale or maturities of short-term investments	4,944	9,746
Other	—	(13)

Net cash used in investing activities	(8,906)	(3,703)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(4,313)	(2,621)
Proceeds from short-term borrowings and long-term debt	3,415	3,705
Repurchase and retirement of common stock	—	(1,830)
Issuance of common stock	3,352	213
Excess tax benefits from employee stock plans	211	—

Net cash provided by (used in) financing activities	2,665	(533)

Net cash provided by (used in) discontinued operations	1,472	(501)

Effect of exchange rate changes on cash and cash equivalents	(4,501)	296

(Decrease) increase in cash and cash equivalents	(6,809)	2,650
Cash and cash equivalents at beginning of period	174,578	75,388

Cash and cash equivalents at end of period	$167,769	$78,038

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of November 26, 2005 and August 27, 2005, the results of operations for the three months ended November 26, 2005 and November 27, 2004, and shareholders’ equity and comprehensive (loss) income, and cash flows for the three months ended November 26, 2005 and November 27, 2004.

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 27, 2005. The results of operations for the three months ended November 26, 2005 and November 27, 2004 are not necessarily indicative of the results to be expected for the full year.

The Company was incorporated in Delaware in June 2005 under the name Eagle DE, Inc. (Eagle DE) as a wholly owned subsidiary of Entegris Minnesota. Effective August 6, 2005 Entegris Minnesota merged into Eagle DE in a reincorporation merger of which Eagle DE was the surviving corporation. On August 6, 2005, the Company completed a merger with Mykrolis Corporation (Mykrolis) in a stock-for-stock transaction accounted for under the purchase method of accounting. Immediately following that merger, Mykrolis merged into Eagle DE, whose name was changed to Entegris, Inc.

Prior to December 13, 2005, the Company had a 52- or 53-week fiscal year period ending on the last Saturday of August. The fiscal years ending August 27, 2005 and August 28, 2004 comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”.

On December 13, 2005 the registrant’s Board of Directors approved the change of the Company’s fiscal year to the calendar year, ending on December 31 of each year. Accordingly, the registrant is filing a Form 10-Q for the quarter ended November 26, 2005 and will file a transition report on Form 10-Q covering the period from August 27, 2005 though December 31, 2005.

2. DISCONTINUED OPERATIONS

On September 12, 2005 the Company announced that it would divest its gas delivery, life science and tape and reel product lines. These divestitures are expected to be completed no later than 2006. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The life sciences products include stainless steel clean in place systems for life sciences applications. Tape and reel products include our Stream™ product line, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for today’s electronics.

As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery business have been classified as assets held for sale as of the date of the August 6, 2005 acquisition. In conjunction with the establishment of management’s first quarter plan to sell the life science and tape and reel businesses, the fair value of the assets of those components were tested for impairment and, where applicable, adjusted to fair value. The Company determined that long-lived assets of $5.1 million, after taxes, were fully impaired and accordingly charged to impairment loss on assets of discontinued businesses. The assets and liabilities of the life science and tape and reel businesses have been classified as assets held for sale. The consolidated financial statements have been reclassified to segregate the assets and liabilities, and operating results of, the businesses to be divested for all prior periods presented.

The summary of operating results from discontinued operations is as follows (in thousands):

	Three Months Ended
	November 26, 2005	November 27, 2004
Net sales	$11,409	$1,403

Loss from discontinued operations, before income taxes	$(8,487)	$(1,310)
Income tax benefit	(2,532)	(493)

Loss from discontinued operations, net of taxes	$(5,955)	$(817)

Net assets of discontinued operations at November 26, 2005 consisted of the following (in thousands):

November 26, 2005
Accounts receivable	$968
Inventory	14,983
Other current assets	263
Long-lived assets	832

Total assets	17,046
Current liabilities	748

Net assets of discontinued operations	$16,298

The assets and liabilities of the life sciences business were sold on December 16, 2005 for cash consideration of $1.1 million. The assets of the tape and reel product line were sold on December 27, 2005 for cash consideration of $1.0 million. In addition to the amounts noted in the table above, assets of discontinued operations and other assets held for sale shown in the Consolidated Balance Sheet as of November 26, 2005 include a building held for sale carried at $1.1 million.

On January 7, 2006, the Company signed a purchase agreement to sell the assets of its gas delivery business for approximately $15 million, subject to adjustments for severance and sublease payments. The Company expects to close the sale of the gas delivery assets in the first quarter of calendar 2006.

3. STOCK-BASED COMPENSATION EXPENSE

Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 28, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended

November 26, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 26, 2005 was $8.5 million. The effect of adopting SFAS 123 (R) was to increase share-based compensation expense by $0.7 million. Stock-based compensation expense of $0.4 million for the three months ended November 27, 2004 was related to restricted stock grants that the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended November 27, 2004.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to restricted stock grants, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of August 27, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. No share-based payment awards have been granted subsequent to August 27, 2005; accordingly, there was no compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 27, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted subsequent to August 27, 2005 will be recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

There were no share-based awards made during the quarter ended November 26, 2005. Prior to August 28, 2005, the Company used the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. As of November 26, 2005, 0.9 million shares had been issued under the ESPP. During the three months ended November 26, 2005 and November 27, 2004, the Company issued no shares under the Purchase Plan. At November 26, 2005, 3.1 million shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

As of November 26, 2005, the Company had five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan), the Entegris, Inc. Outside Directors’ Option Plan (the Directors’ Plan) and three Mykrolis stock option plans assumed by the Company at the effective time of the August 2005 merger: The 2001 Equity Incentive Plan (the 2001 Plan), the 2003 Employment Inducement and Acquisition Stock Option Plan (the Employment Inducement Plan) and the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors Plan). At present, the Company intends to issue new common shares upon the exercise of stock options. The plans are described in more detail below.

Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations. Options granted under the Company’s stock option plans have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. Except as noted, options will generally become exercisable ratably in 25% increments over the 48 months following the grant. Certain other grants have utilized a 24-month ratable vesting schedule. In addition, the Board of Directors, or other committee administering the plan, has the discretion to use a different vesting schedule and has done so from time to time.

1999 Plan The 1999 Plan provides for the issuance of stock-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. Under the 1999 Plan, the Board of Directors determines number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Under the 1999 Plan, the term of options shall be ten years and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

Directors’ Plan Under the Directors’ Plan, each outside director is granted an option to purchase 15,000 shares upon the date the individual becomes a director. Annually, each outside director is automatically granted, at the choice of the Directors’ Plan administrator (defined as the Board of Directors or a committee of the Board), either an option to purchase 9,000 shares, or a restricted stock award of up to 3,000 shares. Options are exercisable six months subsequent to the date of grant. Under the Directors’ Plan, the term of options shall be ten years and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

2001 Plan The 2001 Plan provides for the issuance of stock-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. Under the 2001 Plan, the Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors.

Employment Inducement Plan The Employment Inducement Plan provides for the issuance of stock options and other stock-based awards to newly-hired employees and to employees of companies acquired by the Company. The Employment Inducement Plan has a term of ten years. Options granted under the Employment Inducement Plan have a maximum term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines other terms of option grants including, number of shares, restrictions and the vesting period. The number of reserved shares under the Employment Inducement Plan automatically increases annually by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders unless otherwise determined by the Board of Directors.

2001 Directors Plan Under the 2001 Directors Plan, each newly elected eligible director is granted options to purchase 15,000 shares of common stock on the date of his or her first election. Following the initial grant, each director is automatically awarded options to purchase 10,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant.

Millipore Plan

In addition to the Company’s plans, certain employees of Mykrolis were granted stock options under a predecessor’s stock-based compensation plan. The Millipore 1999 Stock Incentive Plan (the Millipore Plan) provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of Millipore’s common stock on the date the option was granted and its term was generally ten years and vested over four years.

General Option Information

Option activity for the 1999 Plan and the Directors’ Plan for the three months ended November 26, 2005 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	8,826	$7.30
Granted	—
Exercised	(152)	$3.99
Canceled	(66)	$10.48

Options outstanding, end of period	8,608	$7.34	5.4	$27,280

Options exercisable	7,860	$7.32	5.3	$29,523

Shares available for future grant	4,036

Option activity for the assumed Mykrolis plans and Millipore plan for the three months ended November 26, 2005 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	8,599	$8.38
Granted	—
Exercised	(488)	$5.61
Canceled	(28)	$10.09

Options outstanding, end of period	8,083	$8.65	4.0	$17,494

Options exercisable	7,638	$8.76	3.9	$14,752

Shares available for future grant	966

For all plans, the total pretax intrinsic value of stock options exercised during the three months ended November 26, 2005 was $3.5 million. The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on the Company’s closing stock price of $10.51 as of November 26, 2005, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of November 26, 2005 was 11.8 million.

During the quarter ended November 26, 2005, the Company received cash from the exercise of stock option totaling $3.4 million and an excess tax benefit for the tax deductions related to stock options and restricted stock awards of $0.2 million.

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. The value of such stock was established by the market price on the date of the grants. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally four years, using graded vesting. A summary of the Company’s restricted stock activity as of November 26, 2005 and changes during the three months ended November 26, 2005 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Unvested, beginning of period	2,374	$11.05	3.1
Granted	—
Vested	(191)	$10.12
Forfeited	(5)	$10.29

Unvested, end of period	2,178	$11.13	2.9

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases under SFAS 123(R) for the three months ended November 26, 2005 that was allocated as follows (in thousands):

Three months ended November 26, 2005
Cost of good sold	$663

Engineering, research and development	80
Selling, general and administrative	7,768

Stock-based compensation expense included in operating expenses	7,848

Stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases	8,511
Tax benefit	3,200

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$5,311

Stock-based compensation expense recognized for the three months ended November 27, 2004 was $0.4 million.

As of November 26, 2005 total compensation cost related to nonvested stock options and restricted stock awards not yet recognized was $17.2 million that is expected to be recognized over the next 10.1 months on a weighted-average basis.

No grants were made during the quarter ended November 26, 2005. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data).

Three Months Ended November 27, 2004
Net income, as reported	$5,739
Add stock-based compensation expense included in reported net earnings, net of tax	277
Deduct stock-based compensation expense under the fair value based method for all awards, net of tax	(3,862)

Pro forma net earnings	$2,154

Basic earnings per common share, as reported	$0.08
Pro forma basic earnings per common share	$0.03

Diluted earnings per common share, as reported	$0.08
Pro forma diluted earnings per common share	$0.03

For employee stock options granted during the three months ended November 27, 2004, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average fair value of options granted during the first three months of fiscal 2005 was $5.68.

4. (LOSS) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per common share.

	Three Months Ended
	November 26, 2005	November 27, 2004
Basic (loss) earnings per common share-weighted common shares outstanding	135,307,000	73,261,000
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	—	1,805,000

Diluted (loss) earnings per common share-weighted common shares and common shares equivalent outstanding	135,307,000	75,066,000

The effect of the inclusion of stock options for the three-month period ended November 26, 2005, would have been anti-dilutive.

5. INVENTORIES

Inventories consist of the following (in thousands):

	November 26, 2005	August 27, 2005
Raw materials	$27,953	$26,884
Work-in process	4,108	3,882
Finished goods	36,626	59,426
Supplies	633	652

Total inventories	$69,320	$90,844

6. COMPREHENSIVE (LOSS) INCOME

For the three months ended November 26, 2005 and November 27, 2004 net (loss) income, items of other comprehensive (loss) income and comprehensive (loss) income are as follows (in thousands):

	Three months ended
	November 26, 2005	November 27, 2004
Net (loss) income	$(16,050)	$5,739
Items of other comprehensive (loss) income:
Foreign currency translation	(8,960)	2,022
Net change in unrealized loss on marketable securities	(38)	—

Comprehensive (loss) income	$(25,048)	$7,761

7. INTANGIBLE ASSETS AND GOODWILL

As of November 26, 2005, goodwill amounted to approximately $404.2 million, about $3.3 million higher than the balance at the end of fiscal 2005. The increase mainly reflected an increase to goodwill in connection with a purchase price adjustment related to the Mykrolis acquisition completed in August 2005. The Mykrolis purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain net assets is still being finalized. To the extent that estimates need to be adjusted, the Company will do so.

The changes to the carrying amount of goodwill for the three months ended November 26, 2005 are as follows:

(In thousands)	Three months ended November 25, 2005
Beginning of period	$400,882
Adjustment to Mykrolis purchase price allocation	3,363
Foreign currency remeasurement adjustment	(84)

End of period	$404,161

Other intangible assets, net of amortization, of approximately $90.1 million as of November 26, 2005, are being amortized over useful lives ranging from 2 to 10 years and are as follows (in thousands):

	As of November 26, 2005
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,901	$9,147	$8,754
Unpatented technology	9,844	4,395	5,449
Developed technology	38,500	2,691	35,809
Trademarks and trade names	9,000	719	8,281
Customer relationships	28,000	963	27,037
Employment and noncompete agreements	5,818	4,164	1,654
Other	6,158	3,011	3,147

	$115,221	$25,090	$90,131

Aggregate amortization expense for the first three months of fiscal 2006 amounted to $4.7 million.

Estimated amortization expense for the fiscal years 2006 to 2010 and thereafter is approximately $18.5 million, $18.0 million, $16.9 million, $14.4 million, $10.3 million and $16.6 million, respectively.

8. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended November 26, 2005 and November 27, 2004 (in thousands):

	Three months ended
	November 26, 2005	November 27, 2004
Balance at beginning of fiscal year	$2,801	$2,034
Accrual for warranties issued during the period	182	329
Settlements during the period	(478)	(281)

Balance at end of period	$2,505	$2,082

9. JAPAN RETIREMENT BENEFIT PLAN

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered in a defined benefit pension plan. The table below sets forth the estimated net periodic cost of the Nihon Mykrolis Pension Plan.

Three months ended
(In thousands)	November 26, 2005
Components of net periodic pension cost:
Service cost	$203
Interest cost	51
Expected return on plan assets	(5)
Amortization of unrecognized gain	—
Recognized actuarial loss	16

Net periodic pension cost	$265

10. SUBSEQUENT EVENT

On November 29, 2005, the Company announced that it will close its manufacturing plant in 2006 located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. The Company expects this closure to result in out-of-pocket expenses for severance and other plant closure expenses of approximately $3.5 million and asset impairment charges of up to $3.0 million.

The assets and liabilities of the life sciences business were sold on December 16, 2005 for cash consideration of $1.1 million. The assets of the tape and reel product line were sold on December 27, 2005 for cash consideration of $1.0 million.

On January 7, 2006, the Company signed a purchase agreement to sell the assets of its gas delivery business for approximately $15 million, subject to adjustments for severance and sublease payments. The Company expects to close the sale of the gas delivery assets in the first quarter of calendar 2006.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

With the merger with Mykrolis Corporation, the Company added liquid and gas filters, liquid delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process to its materials integrity management product offerings.

After the merger with Mykrolis, the Company offers a diverse product portfolio which includes more than 13,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Entegris’ materials integrity management products purify, protect and transport critical materials in the semiconductor manufacturing process.

Certain of these products are unit driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth while others rely on expansion of manufacturing capacity to drive growth. Unit driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane based liquid filters and housings, metal based gas filters and resin based gas purifiers, as well as PVA roller brushes for use in post CMP cleaning applications. Capital expense driven products include process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes.

Prior to December 13, 2005, the Company’s fiscal year was a 52- or 53-week period ending on the last Saturday of August. The previous fiscal year ended on August 27, 2005 and also comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”. On December 13, 2005 the registrant’s Board of Directors approved the change of the registrant’s fiscal year to the calendar year, ending on December 31st of each year. Accordingly, the registrant is filing a Form 10-Q for the quarter ended November 26, 2005 and will file a transition report on Form 10-Q covering the period from August 27, 2005 though December 31, 2005.

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

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•	The level of sales Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affects certain costs such as short-term variable compensation which is highly variable in nature.

•	The variable margin on sales, which is determined by selling prices and the cost of manufacturing and raw materials, has a large effect on profit. This is also affected by a number of factors, which include the Company’s sales mix, purchase prices of raw material, especially resin, purchased components, competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others. The Company has experienced significant increases in resin prices as a result of oil price increases in 2005, leading to lower margins on certain product lines.

•	The Company’s fixed cost structure is significant Increases or decreases in sales have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, and depreciation and amortization. It is not possible to vary these costs easily and in the short term as volumes fluctuate. Thus changes in sales volumes can affect the usage and productivity of these cost components and can have a large effect on the Company’s results of operations.

Overall Summary of First Quarter Fiscal 2006 Financial Results For the first quarter of fiscal 2006, net sales increased 65% from last year’s first quarter, principally driven by the inclusion of sales from Mykrolis. Sales were adversely affected by the weakening of international currencies versus the U.S. dollar, most notably in Japan.

Although sales increased year over year, the company reported lower gross margins due to certain restructuring costs totaling $2.5 million related to consolidation of some of its manufacturing facilities and the $17.8 million charge-off of the write-up of inventory acquired as part of the merger with Mykrolis. The company also had significantly higher selling, general and administrative costs, by $31.1 million, as a result of the merger compared to the year ago quarter. These costs included the costs of integration activities, severance and termination costs that were expensed during the period. As a result, the Company reported a net loss of $16.1 million for the year when compared net earnings of $5.7 million in the year ago quarter.

During the first quarter of fiscal 2006, the Company generated cash flows of $2.5 million from operations. Cash, cash equivalents and short-term investments were approximately $275 million at November 25, 2005, compared with $279 million at the end of the fourth quarter of fiscal 2005.

On September 12, 2005, the Company announced that it would divest its gas delivery, life science and tape and reel product lines. The life science and tape and reel product lines divestitures were completed in December 2005; management expects the gas delivery divestiture to be completed in 2006. As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery business have been classified as assets held for sale as of the date of the August 6, 2005 acquisition. The assets and liabilities of the life science and tape and reel businesses have also been classified as assets held for sale. The consolidated financial statements have been reclassified to segregate the assets and liabilities, and operating results of, the businesses to be divested for all periods presented.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.8 million and $2.2 million at November 26, 2005 and August 27, 2005, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At November 26, 2005 and August 27, 2005, the Company’s reserve for sales returns and allowances was $1.5 million and $1.4 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $8.3 million and $8.0 million at November 26, 2005 and August 27, 2005, respectively.

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

The Company assesses the impairment of indefinite life intangible assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried a $0.7 million valuation allowance against its deferred tax assets at November 26, 2005 in connection with a portion of a capital loss carryforward that more likely than not will not be utilized. No valuation allowance was established against its deferred tax assets at August 27, 2005.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At November 26, 2005 and August 27, 2005, the Company’s accrual for estimated future warranty costs was $2.5 million and $2.8 million, respectively.

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

Stock-based Compensation Expense

Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 26, 2005 was $8.5 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases, as well as stock-based compensation expense related to the Mykrolis acquisition. Stock-based compensation expense of $0.4 million for the three months ended November 27, 2004 was related to restricted stock awards granted to employees that the Company recognized under previous accounting standards. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended November 27, 2004.

Under SFAS 123(R), the Company must estimate the value of employee stock options on the date of grant. There were no grants awarded during the three months ended November 26, 2005. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the quarter ended November 26, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three Months Ended November 26, 2005 Compared to Three Months Ended November 27, 2004

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	November 26, 2005	November 27, 2004
Net sales	100.0%	100.0%
Cost of sales	67.5	57.8

Gross profit	32.5	42.2
Selling, general and administrative expenses	38.5	26.8
Engineering, research and development expenses	6.9	5.2

Operating (loss) income	(12.8)	10.2
Interest income, net	(1.0)	(0.4)
Other (income) expense, net	—	0.4

(Loss) income before income taxes and other items below	(11.7)	10.1
Income tax (benefit) expense	(4.8)	2.8
Equity in net (earnings) loss of affiliates	(0.1)	—

(Loss) income from continuing operations	(6.9)	7.3

Net sales Net sales were $146.8 million in the quarter ended November 26, 2005, up 65% compared to $89.1 million in the first quarter of fiscal 2005. Sales from Mykrolis operations totaled $64.7 million, accounting for slightly more than the overall year-over-year increase. Sales were adversely affected by the weakening of international currencies versus the U.S. dollar, most notably in Japan. Sequentially, net sales for the quarter were 46% higher than the fourth quarter of fiscal 2005. On a geographic basis, total sales to North America were 32%, Asia Pacific 33%, Europe 14% and Japan 22%.

Industry indicators during the quarter were largely positive. Semiconductor device makers and foundries reported continued high fab utilization rates, both at the advanced technology nodes and for NAND flash and other memory devices. Capital spending was also generally favorable.

These trends were reflected across unit-driven products, which were approximately 72% of the quarter’s sales. Sales of liquid filtration and purification products, which represent almost half of unit-driven sales, increased from the previous quarter. Strength in Japan and North America was offset by relative weakness in Europe, whose order trends typically trail those in other geographies. Even with customer utilization rates at high levels, the near-term trends are positive due to additional customer fab capacity coming on line in the first part of 2006.

Sales of wafer shippers rose in the quarter, driven by demand for product for 200mm and below. Other unit-driven products were mixed. Strong sales of gas microcontamination filters and purifiers, which are used on a broad spectrum of gas and vacuum based tools, offset lower sales of shippers for data storage devices and matrix trays for finished electronic products.

Capital-driven sales were 28% of total sales. Sales of 300mm wafer carriers and cleaning equipment declined relative to the fourth quarter of fiscal 2005. Sales of this equipment are primarily driven by the timing of new fab construction, and as such, demand can be variable from quarter to quarter. Sales of liquid systems products were about even with the prior quarter.

Gross profit Gross profit in the first quarter of fiscal 2006 increased by $10.2 million to $47.8 million, an increase of 27% from the $37.6 million reported in the first quarter of fiscal 2005. The gross margin percentage for the fiscal 2006 first quarter was 32.5 % versus 42.2% in the year-ago first quarter.

The gross margin percentage figure for the quarter was significantly below the year-ago figure for a number of reasons. The main factor was the $17.8 million incremental cost of sales charge associated with the write-up of inventory acquired in the merger with Mykrolis. The inventory write-up was recorded as part of the purchase price allocation and was charged off over inventory turns of the acquired inventory and was fully amortized by the end of the quarter. Costs of $2.5 million associated with the consolidation of manufacturing facilities in the U.S. and Japan also reduced gross profit. Share-based compensation expense of $0.7 million also contributed to lower gross profit. Although price increases for resins recently began to moderate, on a year-over-year basis the Company’s gross margin was lower due to higher material costs for certain products.

Partly offsetting these factors, the Company benefited from the inclusion of sales of gas microcontamination and liquid microcontamination product lines added in the Mykrolis merger as these products typically carry higher gross margins than other the Company’s other products.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $32.5 million, or 136%, to $56.5 million in the first quarter of fiscal 2006, up from $23.9 million in the first quarter of fiscal 2005. Due to the magnitude of the increase, SG&A expenses, as a percent of net sales, rose to 38.5% from 26.8% a year earlier, despite the 65% increase in net sales.

The increase in SG&A costs reflects the addition of SG&A expenses of $14.7 million associated with Mykrolis’ infrastructure and increased amortization of intangibles of $3.6 million as well as costs of $8.1 million incurred by the Company in connection with the integration activities associated with the Mykrolis merger and includes severance and retention costs and other costs associated with integration of the two operations. The year-over-year increase also includes higher share-based compensation expense of $7.4 million.

The Company expects SG&A costs to be higher than normal through the middle of calendar 2006 as integration costs and related severance and retention costs of approximately $8 million are expected to be incurred during this timeframe. In addition, the Company expects the overall SG&A costs to be higher as the Company will have a full year of sales and operating expenses related to Mykrolis operation. The Company expects that overall SG&A costs will decline on a prospective basis resulting from the combination of various sales, marketing and other corporate functions during 2006. These savings are expected to be realized in the latter half of calendar 2006.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $10.1 million in the first quarter of fiscal 2006, up 117% from $4.7 million in the first quarter of fiscal 2005. ER&D expenses, as a percent of net sales, increased to 6.9% from 5.2%, reflecting the inclusion of Mykrolis ER&D expenses. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $1.5 million in the first quarter of fiscal 2006 compared to $0.4 million in the year-ago period. The increase reflects the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period, associated in part with the investment funds acquired in the Mykrolis merger.

Other (income) expense, net Other income was nominal in the quarter ended November 26, compared to other expense of $0.3 million in the first quarter of fiscal 2005. Other expense in the first quarter of fiscal 2005 mainly consisted of foreign currency transaction losses.

Income tax expense The Company recorded an income tax benefit of $7.0 million in the first quarter of fiscal 2006 compared to income tax expense of $2.5 million in the first quarter of fiscal 2005. The effective tax rate was (40.8)% in the first quarter of fiscal 2006, compared to 27.3% in the first quarter of fiscal 2005.

In both periods, the Company’s tax rate benefited from lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities. Income tax expense in fiscal 2005 included a $500,000 tax benefit that was recorded in connection with the resolution of a U.S. Federal income tax refund claim made by the Company.

Discontinued operations The Company’s businesses classified as discontinued operations recorded a net loss of $6.0 million, net of tax, in the quarter ended November 26, 2005. The results included pre-tax impairment charges of $7.1 million, or $5.1 million after taxes, associated with write-downs of long-lived assets to fair value less cost to sell.

Net income The Company recorded a net loss of $16.1 million, or $0.12 per diluted share, in the quarter ended November 26, 2005 compared to net income of $5.7 million, or $0.08 per diluted share, in the first quarter of fiscal 2005. The loss from continuing operations for the quarter was $10.1 million, or $0.07 per share, compared to net income of $6.6 million, or $0.09 per share, in the year ago period.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $2.5 million in the first quarter of fiscal 2006. The Company’s net loss from continuing operations of $10.1 million was offset by various noncash charges, including depreciation and amortization of $10.0 million, the incremental cost of sales charge of $17.8 million associated with the write-up of inventory and stock-based compensation expense of $8.5 million. In turn, operating cash flow was reduced by the impact of reductions in accrued liabilities and income taxes payable.

Working capital at November 26, 2005 stood at $408.2 million, down slightly from $417.9 million as of August 27, 2005, and included $274.8 million in cash, cash equivalents and short-term investments.

Accounts receivable, net of foreign currency translation adjustments, rose by $1.1 million, reflecting the relative flatness of sales on a sequential basis. The Company’s days sales outstanding stood at 74 days compared to 67 days at the beginning of the year.

Inventories fell by $1.9 million from the fourth quarter of fiscal 2005 after accounting for foreign currency translation adjustments and the incremental cost of sales charge of $17.8 million associated with the write-up of inventory. The decline in finished goods inventories was partly offset by higher raw material inventories.

Accounts payable and accrued liabilities decreased by $9.1 million from the previous quarter mainly due to the payment of fiscal 2005 accrued incentive compensation. Income taxes payable decreased by $15.8 million, reflecting both tax payments and the tax benefits recognized during the quarter.

Investing activities Cash flow used in investing activities totaled $8.9 million in the first quarter of fiscal 2006. Acquisition of property and equipment totaled $6.6 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects future capital expenditures of $40 million through calendar 2006, consisting mainly of spending on facilities expansions, manufacturing equipment, tooling and information systems.

The company had purchases of short-term investments, net of maturities, of $2.2 million during the quarter. Short-term investments stood at $107.1 million at November 26, 2005.

Financing activities Cash provided by financing activities totaled $2.7 million during the first quarter of fiscal 2006. The Company made payments of $4.3 million on borrowings, while proceeds from new borrowings totaled $3.4 million during the quarter.

The Company received proceeds of $3.4 million in connection with common shares issued under the Company’s stock option plans.

As of November 26, 2005, the Company’s sources of available funds comprised $167.8 million in cash and cash equivalents, $107.1 million in short-term investments and various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at November 26, 2005 and lines of credit with five international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $15.2 million. Borrowings outstanding on these lines of credit were approximately $2.8 million at November 26, 2005.

At November 26, 2005, the Company held restricted cash totaling $1.2 million. These funds are collateral related to a security deposit under a lease for one of the Company’s administrative, research and development and manufacturing facilities as well as other security deposits and were invested in certificates of deposit and money market funds at November 26, 2005.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of November 26, 2005, was $462 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75 million.

At November 26, 2005, the Company’s shareholders’ equity stood at $1,010.2 million, down from $1,023.4 million at the beginning of the year. This decrease was due to the Company’s net loss and foreign currency translation adjustments, which were partly offset by the proceeds associated with shares issued under the Company’s stock option and stock purchase plans.

The Company expects to incur total expenses of approximately $30 million in connection with the integration activities resulting from its merger with Mykrolis, of which approximately $22 million was recorded in through November 26, 2005. Entegris expects that integration process following the merger will ultimately provide annualized cost savings of approximately $20 million. The Company expects these cost synergies to be fully in place by the middle of calendar year 2006.

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

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005 and its quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends in the countries in which the Company operates; currency exchange risks; the continued strength of the industries in which the Company operates; uncertainties inherent in proposed business strategies and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation in the countries in which the Company operates, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the products and the ability of the Company to satisfy the conditions to closing specified in the Merger Agreements with Mykrolis.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at November 26, 2005 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.7 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At November 26, 2005, the Company was party to forward contracts to deliver Japanese yen, Taiwanese dollars, Singapore dollars and Euros with notional values of approximately $4.3 million, $3.5 million, $3.8 million and $5.2 million, respectively. A hypothetical 10% change in the foreign currency exchange rates would potentially result in exchange gains or losses that would increase or decrease net income by approximately $0.5 million.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 26, 2005. Based on its evaluation, and in light of the material weakness in internal control over financial reporting referenced below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 26, 2005, as the Company’s material weakness will not be considered remediated until the new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

(b) Changes in internal control over financial reporting. Other than the changes associated with material weakness remediation efforts noted below, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

As previously reported, in connection with the Company’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting. The following material weakness in internal control over financial reporting as of August 27, 2005 was identified: The Company did not have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of August 27, 2005, based on the criteria established in “Internal Control - Integrated Framework” issued by COSO, and (ii) as a result of this material weakness our disclosure controls and procedures were not effective as of August 27, 2005.

To address this material weakness, the Company took the following actions in the first quarter of fiscal 2006 to remediate the material weakness in the Company’s internal control over financial reporting. We implemented additional review procedures over purchase accounting practices and implemented additional review procedures over the selection and application of accounting policies and procedure. Although the Company’s remediation efforts are considered complete as of the end of the first quarter of 2006, the Company’s material weakness will not be considered remediated until the new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides new and updated information regarding certain proceedings to which the Company was a party during the fiscal period ended November 26, 2005. Other information with respect to legal proceedings appears in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005.

As described in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005, on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. There have been no developments in this matter during the quarter ended November 26, 2005.

As described in the Company’s Report on Form 10-K for the fiscal year ended Aug. 27, 2005, on June 28, 2005, the Company’s predecessor, Entegris, Inc., a Minnesota corporation, filed a lawsuit against Miraial Co. Ltd. in the United States District Court for the District of Minnesota alleging the infringement, contributory infringement or inducement to infringe of five of the Company’s U.S. patents relating to containers for transporting and storing silicon wafers used in the manufacture of semiconductors. The lawsuit also sought preliminary and permanent injunctions preventing the defendant from directly infringing, infringing by inducement or contributing to the infringement of these patents. On September 23, 2005 defendant filed a motion to dismiss for lack of jurisdiction and insufficiency of service of process. On October 28, 2005 this case was transferred to the U.S. District Court for the Southern District of New York by stipulation of the parties and the defendant accepted service of process and submitted to the jurisdiction of that court. This suit is currently pending the U.S. District Court for the Southern District of New York.

Item 6. Exhibits

10.1	Ninth Amendment dated as of November 25, 2005 among Entegris, Inc. and Wells Fargo NA to Credit Agreement dated as of November 30, 1999

10.2	Form of Entegris, Inc. Restricted Stock Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: January 10, 2006	/s/ John D. Villas
John D. Villas
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)