Form 10-Q
period 2005-12-31
ENTEGRIS INC
filed 2006-02-09
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2005

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant’s Telephone Number (952) 556-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $0.01 Par Value	137,203,015

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2005

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	December 31, 2005	August 27, 2005
ASSETS
Current assets:
Cash and cash equivalents	$166,863	$174,578
Short-term investments	107,540	104,820
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,434 and $2,199	111,058	120,792
Inventories	69,535	90,844
Deferred tax assets	26,078	13,883
Assets of discontinued operations and other assets held for sale	14,655	29,408
Other current assets	10,635	8,476

Total current assets	506,364	542,801

Property, plant and equipment, net of accumulated depreciation of $186,856 and $187,638	120,323	123,607

Other assets:
Investments	6,338	6,926
Restricted cash	1,233	1,382
Goodwill	404,300	400,882
Other intangible assets, net	89,244	94,701
Deferred tax assets	10,614	9,933
Other	4,730	5,388

Total assets	$1,143,146	$1,185,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$797	$1,912
Short-term borrowings	2,290	3,629
Accounts payable	33,585	33,368
Accrued liabilities	59,482	64,450
Income taxes payable	15,775	18,810
Liabilities associated with assets held for sale, net	—	2,687

Total current liabilities	111,929	124,856

Long-term debt, less current maturities	3,383	21,800
Pension benefit obligation	11,433	11,090
Other liabilities	3,582	4,460

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 136,043,921 and 135,299,395	1,360	1,353
Additional paid-in capital	809,012	815,929
Deferred compensation expense	—	(21,906)
Retained earnings	206,936	225,260
Accumulated other comprehensive (loss) income	(4,489)	2,778

Total shareholders’ equity	1,012,819	1,023,414

Total liabilities and shareholders’ equity	$1,143,146	$1,185,620

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Four Months Ended
(In thousands, except per share data)	December 31, 2005	December 31, 2004
Sales to non-affiliates	$202,296	$107,875
Sales to affiliate	—	9,751

Net sales	202,296	117,626
Cost of sales	132,332	69,057

Gross profit	69,964	48,569
Selling, general and administrative expenses	77,788	31,918
Engineering, research and development expenses	13,914	6,274

Operating (loss) income	(21,738)	10,377
Interest income, net	2,440	473
Other expense, net	(62)	(214)

(Loss) income before income taxes	(19,360)	10,636
Income tax (benefit) expense	(9,009)	2,998
Equity in net (earnings) loss of affiliates	(70)	27

(Loss) income from continuing operations	(10,281)	7,611

Loss from operations of discontinued businesses, net of taxes	(1,375)	(1,041)
Impairment loss on assets of discontinued businesses, net of taxes	(6,668)	—

Total discontinued operations, net of taxes	(8,043)	(1,041)

Net (loss) income	$(18,324)	$6,570

Basic (loss) earnings per common share:
Continuing operations	$(0.08)	$0.10
Discontinued operations	(0.06)	(0.01)

Net (loss) income	$(0.14)	$0.09

Diluted (loss) earnings per common share:
Continuing operations	$(0.08)	$0.10
Discontinued operations	(0.06)	(0.01)

Net (loss) income	$(0.14)	$0.09

Weighted shares outstanding:
Basic	135,437	73,198
Diluted	135,437	75,120

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive (loss) income
Balance at August 28, 2004	73,380	$734	$152,869	$(1,586)	$216,963	$3,205	$372,185
Shares issued pursuant to stock option plans	71	1	274	—	—	—	275
Deferred compensation related to restricted stock awards	547	5	2,950	(2,955)	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	638	—	—	638
Repurchase and retirement of shares	(224)	(2)	(731)	—	(1,096)	—	(1,829)
Foreign currency translation adjustment	—	—	—	—	—	2,319	2,319	2,319
Net income	—	—	—	—	6,570	—	6,570	6,570

Total comprehensive income								$8,889

Balance at December 31, 2004	73,774	$738	$155,362	$(3,903)	$222,437	$5,524	$380,158

Balance at August 27, 2005	135,299	$1,353	$815,929	$(21,906)	$225,260	$2,778	$1,023,414
Reclassification upon adoption of SFAS No. 123(R)	—	—	(21,906)	21,906	—	—	—
Shares issued under stock option plans	745	7	3,832	—	—	—	3,839
Stock-based compensation expense	—	—	11,053	—	—	—	11,053
Tax benefit associated with stock plans	—	—	104	—	—	—	104
Foreign currency translation	—	—	—	—	—	(7,225)	(7,225)	$(7,225)
Net change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(42)	(42)	(42)
Net loss	—	—	—	—	(18,324)	—	(18,324)	(18,324)

Total comprehensive loss								$(25,591)

Balance at December 31, 2005	136,044	$1,360	$809,012	$—	$206,936	$(4,489)	$1,012,819

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Four Months Ended
(In thousands)	December 31, 2005	December 31, 2004
Operating activities:
Net (loss) income	$(18,324)	$6,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	8,043	1,041
Depreciation and amortization	14,049	7,217
Stock-based compensation expense	11,053	638
Tax benefits from employee stock plans	104	—
Impairment of property and equipment	1,682	294
Provision for doubtful accounts	(609)	55
Provision for deferred income taxes	(12,237)	94
Charge for fair value mark-up of acquired inventory sold	17,837	—
Equity in net (earnings) loss of affiliates	(70)	27
(Gain) loss on sale of property and equipment	1,249	(452)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	7,617	9,285
Trade accounts receivable due from affiliates	—	1,602
Inventories	1,912	(447)
Accounts payable and accrued liabilities	(3,838)	(4,823)
Other current assets	(2,201)	(1,337)
Income taxes payable and refundable income taxes	(2,968)	(2,360)
Other	195	35

Net cash provided by operating activities	23,494	17,439

Investing activities:
Acquisition of property and equipment	(10,705)	(4,370)
Proceeds from sales of property and equipment	583	2,081
Purchases of short-term investments	(14,265)	(13,216)
Proceeds from sale or maturities of short-term investments	11,564	9,746
Other	(76)	(13)

Net cash used in investing activities	(13,631)	(6,044)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(22,853)	(5,005)
Proceeds from short-term borrowings and long-term debt	3,478	3,704
Repurchase and retirement of common stock	—	(1,829)
Issuance of common stock	3,839	275

Net cash used in financing activities	(15,536)	(2,855)

Net cash provided by (used in) discontinued operations	1,682	(688)

Effect of exchange rate changes on cash and cash equivalents	(3,724)	217

(Decrease) increase in cash and cash equivalents	(7,715)	8,069
Cash and cash equivalents at beginning of period	174,578	75,388

Cash and cash equivalents at end of period	$166,863	$83,457

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of December 31, 2005 and August 27, 2005, the results of operations for the four months ended December 31, 2005 and December 31, 2004, and shareholders’ equity and comprehensive (loss) income, and cash flows for the four months ended December 31, 2005 and December 31, 2004.

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 27, 2005. The results of operations for the four months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company was incorporated in Delaware in June 2005 under the name Eagle DE, Inc. (Eagle DE) as a wholly owned subsidiary of Entegris, Inc., a Minnesota corporation (Entegris Minnesota). Effective August 6, 2005 Entegris Minnesota merged into Eagle DE in a reincorporation merger of which Eagle DE was the surviving corporation. On August 6, 2005, the Company completed a merger with Mykrolis Corporation (Mykrolis) in a stock-for-stock transaction accounted for under the purchase method of accounting. Pursuant to this merger, the name of Eagle DE was changed to Entegris, Inc.

Prior to December 13, 2005, the Company had a 52-week or 53-week fiscal year period ending on the last Saturday of August. The fiscal years ending August 27, 2005 and August 28, 2004 comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”. On December 13, 2005 the registrant’s Board of Directors approved the change of the Company’s fiscal year to the calendar year, ending on December 31 of each year. Accordingly, the registrant is filing this transition report on Form 10-Q covering the period from August 28, 2005 though December 31, 2005.

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

As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery product line were classified as assets held for sale as of the date of the August 6, 2005 acquisition. In conjunction with the establishment of management’s first quarter plan to sell the life science and tape and reel product lines, the fair value of the assets of those product lines were tested for impairment and, where applicable, adjusted to fair value. Accordingly, the Company recorded impairment and disposal losses of $6.7 million, after taxes. The assets and liabilities of the life sciences product line were sold on December 16, 2005 for cash consideration of $0.8 million. The assets of the tape and reel product line were sold on December 27, 2005 for cash consideration of $1.0 million. The assets and liabilities of the gas delivery product line have been classified as assets held for sale as of December 31, 2005. The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines to be divested for all prior periods presented.

The summary of operating results from discontinued operations is as follows (in thousands):

	Four Months Ended
	December 31, 2005	December 31, 2004
Net sales	$15,473	$1,953

Loss from discontinued operations, before income taxes	$(9,599)	$(1,669)
Income tax benefit	1,556	628

Loss from discontinued operations, net of taxes	$(8,043)	$(1,041)

Net assets of discontinued operations at December 31, 2005 consisted of the following (in thousands):

December 31, 2005
Inventory	$13,145
Other	455

Total assets	13,600
Liabilities	—

Net assets of discontinued operations	$13,600

In addition to the amounts noted in the table above, assets of discontinued operations and other assets held for sale shown in the Consolidated Balance Sheet as of December 31, 2005 include a building held for sale carried at $1.1 million.

On January 7, 2006, the Company signed a purchase agreement to sell the assets of its gas delivery product line for approximately $15 million, subject to adjustments for severance and sublease payments. The Company closed the sale of the gas delivery assets effective February 3, 2006.

3. SHARE-BASED COMPENSATION EXPENSE

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 28, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the four months ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the four months ended December 31, 2005 was $11.1 million. Share-based compensation expense of $0.6 million for the four months ended December 31, 2004 was related to restricted stock grants that the Company had been recognizing under previous accounting standards. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the four months ended December 31, 2004.

The effect of adopting SFAS 123 (R) was to increase share-based compensation expense, increasing the Company’s reported operating loss and loss before income taxes by $1.3 million, and the reported net loss by $0.8 million, or $0.01 per basic and diluted common share.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to restricted stock grants, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the four months ended December 31, 2005 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of August 27, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. No share-based payment awards to employees have been granted subsequent to August 27, 2005; accordingly, there was no compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 27, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted subsequent to August 27, 2005 will be recognized using the straight-line single-option method. As share-based compensation expense recognized in the Consolidated Statement of Operations for the four months ended December 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

There were no share-based awards made to employees during the four months ended December 31, 2005. Prior to August 28, 2005, the Company used the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors and forfeitures.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)- 3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123(R)-3). The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). An entity may take up to one year from the effective date of FSP 123(R)-3 to evaluate its available transition alternatives and make its one-time election. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan under SFAS 123(R). As of December 31, 2005, 0.9 million shares had been issued under the ESPP. During the four-month periods ended December 31, 2005 and December 31, 2004, the Company issued no shares under the Purchase Plan. At December 31, 2005, 3.1 million shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

As of December 31, 2005, the Company had five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan), the Entegris, Inc. Outside Directors’ Option Plan (the Directors’ Plan) and three former Mykrolis stock option plans assumed by the Company on August 10, 2005: The 2001 Equity Incentive Plan (the 2001 Plan), the 2003 Employment Inducement and Acquisition Stock Option Plan (the Employment Inducement Plan) and the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors Plan). At present, the Company intends to issue new common shares upon the exercise of stock options. The plans are described in more detail below.

1999 Plan The 1999 Plan provides for the issuance of share-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. Under the 1999 Plan, the Board of Directors determines number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Under the 1999 Plan, the term of options shall be ten years, they become exercisable ratably in 25% increments over the 48 months following grant and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

The Directors’ Plan and the 2001 Directors Plan The Directors’ Plan provides for the grant to each outside director of an option to purchase 15,000 shares on the date the individual becomes a director and for the annual grant to each outside director, at the choice of the Directors’ Plan administrator (defined as the Board of Directors or a committee of the Board), of either an option to purchase 9,000 shares, or a restricted stock award of up to 3,000 shares. Options are exercisable six months subsequent to the date of grant. Under the Directors’ Plan, the term of options shall be ten years and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option. The 2001 Directors Plan provides for the grant to each newly elected eligible director of options to purchase 15,000 shares of common stock on the date of his or her first election and for the annual grant of options to purchase 10,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. On August 10, 2005 the Company’s Board of Directors determined that the equity compensation paid to non-employee directors would be an aggregate of 10,000 shares of restricted stock per annum.

2001 Plan The 2001 Plan provides for the issuance of share-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. Under the 2001 Plan, the Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors.

Employment Inducement Plan The Employment Inducement Plan is a non-shareholder approved plan that provides for the issuance of stock options and other share-based awards to newly-hired employees and to employees of companies acquired by the Company. The Employment Inducement Plan has a term of ten years. Options granted under the Employment Inducement Plan have a maximum term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines other terms of option grants including, number of shares, restrictions and the vesting period. The number of reserved shares under the Employment Inducement Plan automatically increases annually by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders unless otherwise determined by the Board of Directors.

Millipore Plan

In addition to the Company’s plans, certain employees of Mykrolis were granted stock options under a predecessor’s share-based compensation plan. The Millipore 1999 Stock Incentive Plan (the Millipore Plan) provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of Millipore’s common stock on the date the option was granted and its term was generally ten years and vested over four years.

General Option Information

Option activity for the 1999 Plan and the Directors’ Plan for the four months ended December 31, 2005 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	8,826	$7.30
Granted	—
Exercised	(231)	$4.23
Canceled	(94)	$10.43

Options outstanding, end of period	8,501	$7.35	5.3	$21,573

Options exercisable	7,762	$7.33	5.3	$20,161

Shares available for future grant	4,064

Option activity for the 2001 Plan, the Employment Inducement Plan, the 2001 Directors Plan and the Millipore plan for the four months ended December 31, 2005 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	8,599	$8.38
Granted	—
Exercised	(508)	$5.64
Canceled	(93)	$10.39

Options outstanding, end of period	7,998	$8.53	3.9	$12,303

Options exercisable	7,553	$8.61	3.8	$10,608

Shares available for future grant	1,031

For all plans, the total pretax intrinsic value of stock options exercised during the four months ended December 31, 2005 was $4.0 million. The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on the Company’s closing stock price of $9.42 as of December 31, 2005, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2005 was 11.1 million.

During the four months ended December 31, 2005, the Company received cash from the exercise of stock option totaling $3.8 million and an excess tax benefit for the tax deductions related to stock options and restricted stock awards of $0.1 million.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company employ until the restrictions lapse. The value of such stock was established by the market price on the date of the grants. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally four years, using graded vesting. A summary of the Company’s restricted stock activity as of December 31, 2005 and changes during the four months ended December 31, 2005 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Unvested, beginning of period	2,374	$11.05	3.4
Granted	—
Vested	(843)	$11.09
Forfeited	(5)	$10.28

Unvested, end of period	1,526	$11.03	3.1

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan under SFAS 123(R) for the four months ended December 31, 2005 that was allocated as follows (in thousands):

Four Months Ended December 31, 2005
Cost of good sold	$882

Engineering, research and development	95
Selling, general and administrative	10,076

Share-based compensation expense included in operating expenses	10,171

Share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan	11,053
Tax benefit	4,156

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$6,897

Share-based compensation expense recognized for the four months ended December 31, 2004 was $0.6 million.

As of December 31, 2005 total compensation cost related to nonvested stock options and restricted stock awards not yet recognized was $14.6 million that is expected to be recognized over the next 10.5 months on a weighted-average basis.

No grants were made to employees during the four months ended December 31, 2005. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation (in thousands, except per share data).

Four Months Ended December 31, 2004
Net income, as reported	$6,570
Add share-based compensation expense included in reported net earnings, net of tax	398
Deduct share-based compensation expense under the fair value based method for all awards, net of tax	(5,735)

Pro forma net earnings	$1,233

Basic earnings per common share, as reported	$0.09
Pro forma basic earnings per common share	$0.02

Diluted earnings per common share, as reported	$0.09
Pro forma diluted earnings per common share	$0.02

For employee stock options granted during the four months ended December 31, 2004, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average fair value of options granted during the first four months of fiscal 2005 was $5.68.

4. (LOSS) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per common share.

	Four Months Ended
	December 31, 2005	December 31, 2004
Basic (loss) earnings per common share-weighted common shares outstanding	135,437,000	73,198,000
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	—	1,922,000

Diluted (loss) earnings per common share-weighted common shares and common shares equivalent outstanding	135,437,000	75,120,000

The effect of the inclusion of stock options and unvested restricted common stock for the four-month period ended December 31, 2005 would have been anti-dilutive.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2005	August 27, 2005
Raw materials	$27,998	$26,884
Work-in process	3,926	3,882
Finished goods	37,051	59,426
Supplies	560	652

Total inventories	$69,535	$90,844

6. COMPREHENSIVE (LOSS) INCOME

For the four months ended December 31, 2005 and December 31, 2004 net (loss) income, items of other comprehensive (loss) income and comprehensive (loss) income are as follows (in thousands):

	Four Months Ended
	December 31, 2005	December 31, 2004
Net (loss) income	$(18,324)	$6,570
Items of other comprehensive (gain) income:
Foreign currency translation	(7,225)	2,319
Net change in unrealized loss on marketable securities, net of tax	(42)	—

Comprehensive (loss) income	$(25,591)	$8,889

7. INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2005, goodwill amounted to approximately $404.3 million, about $3.4 million higher than the balance at the end of fiscal 2005. The increase mainly reflected an increase to goodwill in connection with purchase price adjustments related to the Mykrolis acquisition completed in August 2005. The Mykrolis purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain net assets is still being determined and finalized.

The changes to the carrying amount of goodwill for the four months ended December 31, 2005 are as follows:

(In thousands)	Four Months Ended December 31, 2005
Beginning of period	$400,882
Adjustment to Mykrolis purchase price allocation	3,485
Foreign currency remeasurement adjustment	(67)

End of period	$404,300

Other intangible assets, net of amortization, of approximately $89.2 million as of December 31, 2005, are being amortized over useful lives ranging from 2 to 10 years and are as follows (in thousands):

	As of December 31, 2005
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,969	$9,321	$8,648
Unpatented technology	9,844	4,477	5,367
Developed technology	38,500	3,409	35,091
Trademarks and trade names	9,000	911	8,089
Customer relationships	28,000	1,220	26,780
Employment and noncompete agreements	5,818	4,214	1,604
Other	6,667	3,002	3,665

	$115,798	$26,554	$89,244

Aggregate amortization expense for the first four months ended December 31, 2005 amounted to $6.2 million. Estimated amortization expense for calendar years 2006 to 2010 and thereafter is approximately $18.4 million, $18.0 million, $16.2 million, $13.9 million, $8.5 million and $14.2 million, respectively.

8. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the four-month periods ended December 31, 2005 and December 31, 2004 (in thousands):

	Four Months Ended
	December 31, 2005	December 31, 2004
Balance at beginning of period	$2,801	$2,034
Accrual for warranties issued during the period	981	373
Settlements during the period	(1,213)	(338)

Balance at end of period	$2,569	$2,069

9. JAPAN RETIREMENT BENEFIT PLAN

Certain former Mykrolis employees of the Company’s subsidiary in Japan (“Nihon Entegris”) are covered in a defined benefit pension plan. The table below sets forth the estimated net periodic cost of that pension plan (in thousands):

Four Months Ended December 31, 2005
Components of net periodic pension cost:
Service cost	$271
Interest cost	68
Expected return on plan assets	(7)
Amortization of unrecognized gain	—
Recognized actuarial loss	21

Net periodic pension cost	$353

10. RESTRUCTURING COSTS

On November 29, 2005, the Company announced that during 2006 it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In connection with this closure, the Company recorded accruals for expected out-of-pocket expenditures for employee severance and retention costs of $0.6 million, and asset impairment and accelerated depreciation charges of $1.8 million.

In addition, on October 27, 2005 the Company determined it would close one of its manufacturing plants located in Yonezawa, Japan and relocate the production of products made in that facility to its other existing manufacturing plants in Yonezawa. In connection with this closure, the Company recorded asset impairment and accelerated depreciation charges of $1.0 million.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation was effective for the Company no later than the end of four-month period ended December 31, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

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

Certain of these products are unit driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth while others are capital driven relying in part on expansion of manufacturing capacity to drive growth.

Prior to December 13, 2005, the Company’s fiscal year was a 52- or 53-week period ending on the last Saturday of August. The previous fiscal year ended on August 27, 2005 and also comprised 52 weeks. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ending August 27, 2005 is referred to as “fiscal 2005”. On December 13, 2005 the registrant’s Board of Directors approved the change of the registrant’s fiscal year to the calendar year, ending on December 31st of each year. Accordingly, the registrant has included information for the transition period from August 28, 2005 to December 31, 2005 in this Form 10-Q pursuant to Rule 13a-10 of the Securities Exchange Act of 1934, as amended.

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

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•	The level of sales Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affects certain costs such as short-term variable compensation which is highly variable in nature.

•	The variable margin on sales The Company’s variable gross profit is determined by selling prices, and the direct costs of manufacturing and raw materials. This is also affected by a number of factors, which include the Company’s sales mix, purchase prices of raw material, especially resin, purchased components, competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others. The Company has experienced significant increases in resin prices as a result of oil price increases in 2005, leading to lower margins on certain product lines.

•	The Company’s fixed cost structure Increases or decreases in sales have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, and depreciation and amortization. It is not possible to vary these costs easily and in the short term as volumes fluctuate. Thus changes in sales volumes can affect the usage and productivity of these cost components and can have a large effect on the Company’s results of operations.

Overall Summary of Financial Results for the Four Months Ended December 31, 2005 On December 13, 2005, the registrant’s Board of Directors approved the change of the registrant’s fiscal year to the calendar year, ending on December 31st of each year. Accordingly, the registrant is filing a transition report on Form 10-Q for the four months ended December 31, 2005, covering the period from August 27, 2005 though December 31, 2005.

For the four months ended December 31, 2005, net sales increased 72% from the comparable period last year, principally driven by the inclusion of sales from Mykrolis. Sales were adversely affected by approximately $3.5 million due to the weakening of international currencies versus the U.S. dollar over the period, most notably in Japan.

Although sales increased year over year, the company reported lower gross margins due to certain restructuring costs totaling $4.8 million related to consolidation of some of its manufacturing facilities and the $17.8 million charge-off of the fair market value write-up of inventory acquired as part of the merger with Mykrolis. The company also had significantly higher selling, general and administrative (SG&A) costs, by $45.9 million, as a result of the Mykrolis merger compared to the year ago quarter. These costs included the costs of integration activities, severance and termination costs that were expensed during the period. The increase in SG&A costs reflects the addition of SG&A expenses of $31.0 million associated with Mykrolis’ infrastructure, increased amortization of intangibles of $4.7 million and costs of $11.3 million incurred by the Company in connection with the integration activities associated with the merger. As a result, the Company reported a loss from continuing operations of $10.3 million for the four-month period compared to income from continuing operations of $7.6 million in the year ago four-month period.

During the four months ended December 31, 2005, the Company generated cash flows of $23.5 million from operations. Cash, cash equivalents and short-term investments were approximately $274 million at December 31, 2005, compared with $279 million at the end of the fourth quarter of fiscal 2005.

On September 12, 2005, the Company announced that it would divest its gas delivery, life science and tape and reel product lines. The life science and tape and reel product lines divestitures were completed in December 2005; the gas delivery divestiture was completed in February 2006. As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery business were classified as assets held for sale as of the date of the August 6, 2005 acquisition. The assets and liabilities, and operating results of, the businesses to be divested have been classified as discontinued operations for all periods presented.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.4 million and $2.2 million at December 31, 2005 and August 27, 2005, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At December 31, 2005 and August 27, 2005, the Company’s reserve for sales returns and allowances was $1.3 million and $1.4 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $8.1 million and $8.0 million at December 31, 2005 and August 27, 2005, respectively.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried a $2.2 million valuation allowance against its deferred tax assets at December 31, 2005 in connection with a portion of a capital loss carryforward that more likely than not will not be realized. No valuation allowance was established against its deferred tax assets at August 27, 2005.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At December 31, 2005 and August 27, 2005, the Company’s accrual for estimated future warranty costs was $2.6 million and $2.8 million, respectively.

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

Share-based Compensation Expense

Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) for the four months ended December 31, 2005 was $11.1 million which consisted of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan, as well as share-based compensation expense related to the Mykrolis acquisition. Share-based compensation expense of $0.6 million for the four months ended December 31, 2004 was related to restricted stock awards granted to employees that the Company recognized under previous accounting standards. There was no share-based compensation expense related to employee stock options and grants under the employee stock purchase plan recognized during the four months ended December 31, 2004.

Under SFAS 123(R), the Company must estimate the value of employee stock options on the date of grant. There were no grants awarded during the four months ended December 31, 2005. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures.

As share-based compensation expense recognized in the Consolidated Statement of Operations for the four months ended December 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Four Months Ended December 31, 2005 Compared Four Months Ended December 31, 2004

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Four Months Ended
	December 31, 2005	December 31, 2004
Net sales	100.0%	100.0%
Cost of sales	65.4	58.7

Gross profit	34.6	41.3
Selling, general and administrative expenses	38.5	27.1
Engineering, research and development expenses	6.9	5.3

Operating (loss) income	(10.7)	8.8
Interest income, net	(1.2)	(0.4)
Other (income) expense, net	—	0.2

(Loss) income before income taxes and other items below	(9.6)	9.0
Income tax (benefit) expense	(4.5)	2.5
Equity in net (earnings) loss of affiliates	—	—

(Loss) income from continuing operations	(5.1)	6.5

Net sales Net sales were $202.3 million for the four months ended December 31, 2005, up 72% compared to $117.6 million in the four months ended December 31, 2004. Sales from Mykrolis operations totaled $89.6 million, accounting for slightly more than the overall year-over-year increase. Sales were adversely affected by approximately $3.5 million due to the weakening of international currencies versus the U.S. dollar, most notably in Japan. On a geographic basis, total sales to North America were 33%, Asia Pacific 32%, Europe 13% and Japan 22%.

Industry indicators during the period were largely positive. Semiconductor device makers and foundries reported continued high fab utilization rates, both at the advanced technology nodes and for NAND flash and other memory devices. Capital spending was also generally favorable.

These trends were reflected across unit-driven products. Sales of liquid filtration and purification products, which represent almost half of unit-driven sales, increased from the last quarter of fiscal 2005. Strength in Japan and North America was offset by relative weakness in Europe, whose order trends typically trail those in other geographies. Even with customer utilization rates at high levels, the near-term trends are positive due to additional customer fab capacity coming on line in the first part of 2006.

Sales of wafer shippers rose during the period, driven by demand for product for 200mm and below. Other unit-driven products were mixed. Strong sales of gas microcontamination filters and purifiers, which are used on a broad spectrum of gas and vacuum based tools, offset lower sales of shippers for data storage devices and matrix trays for finished electronic products.

Among capital-driven products, sales of 300mm wafer carriers declined relative to the last quarter of fiscal 2005. Sales of these products are primarily driven by the timing of new fab construction, and as such, demand can be variable from period to period. Sales of liquid systems products were about even with the rates recorded in the last quarter of fiscal 2005.

Gross profit Gross profit in the four months ended December 31, 2005 increased by $21.4 million to $70.0 million, an increase of 44% from the $48.6 million reported in the four months ended December 31, 2004. The gross margin percentage for the fiscal 2006 first quarter was 34.6 % versus 41.3% in the comparable period a year ago.

The gross margin percentage figure for the period was significantly below the year-ago figure for a number of reasons. The main factor was the $17.8 million incremental cost of sales charge associated with the fair market value write-up of inventory acquired in the merger with Mykrolis. The inventory write-up was recorded as part of the purchase price allocation and was charged to cost of sales over inventory turns of the acquired inventory and was fully expensed by the end of the November. Costs of $4.8 million associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan also reduced gross profit. Although price increases for resins recently began to moderate, on a year-over-year basis the Company’s gross margin was lower due to higher material costs for certain products.

Partly offsetting these factors, the Company benefited from the inclusion of sales of gas micro contamination and liquid micro contamination product lines added in the Mykrolis merger as these products typically carry higher gross margins than the Company’s other products.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $45.9 million, or 144%, to $77.8 million in the four months ended December 31, 2005, up from $31.9 million in the comparable four-month period a year earlier. Due to the magnitude of the increase, SG&A expenses, as a percent of net sales, rose to 38.5% from 27.1% a year earlier.

The increase in SG&A costs reflects the addition of SG&A expenses of $31.0 million associated with Mykrolis’ infrastructure and increased amortization of intangibles of $4.7 million as well as costs of $11.3 million incurred by the Company in connection with the integration activities associated with the Mykrolis merger. The costs included in this category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. The year-over-year increase also includes incremental share-based compensation expense of $9.6 million.

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

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $13.9 million in the four months ended December 31, 2005, up 122% from $6.3 million in the year-ago period. ER&D expenses, as a percent of net sales, increased to 6.9% from 5.3%, reflecting the inclusion of Mykrolis ER&D expenses. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $2.4 million in the four months ended December 31, 2005 compared to $0.5 million in the year-ago period. The increase reflects the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period, associated in part with the investment funds acquired in the Mykrolis merger.

Income tax expense The Company recorded an income tax benefit of $9.0 million in the four months ended December 31, 2005 compared to income tax expense of $3.0 million in the four months ended December 31, 2004. The effective tax rate was (46.6)% in the 2005 period, compared to 28.2% in the 2004 period.

During in the four months ended December 31, 2005, the Company recorded a tax benefit $1.1 million, plus interest, related to the refund of certain Minnesota corporate income taxes previously paid for fiscal years 2000 and 2001 based upon recent court rulings. In both periods, the Company’s tax rate benefited from a tax benefit associated with export activities and a tax credit associated with R&D activities. Income tax expense in the four months ended December 31, 2004 included a $500,000 tax benefit that was recorded in connection with the resolution of a U.S. Federal income tax refund claim made by the Company.

Discontinued operations The Company’s businesses classified as discontinued operations recorded a net loss of $8.0 million, net of tax, in the four months ended December 31, 2005. The results included impairment charges of $6.7 million, net of tax, associated with write-downs of long-lived assets to fair value less cost to sell.

Net (loss) income The Company recorded a net loss of $18.3 million, or $0.14 per diluted share, in the four-month period ended December 31, 2005 compared to net income of $6.6 million, or $0.09 per diluted share, in the four-month period ended December 31, 2004. The loss from continuing operations for the four-month period was $10.3 million, or $0.09 per share, compared to net income of $7.6 million, or $0.09 per share, in the year ago period.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $23.5 million in the four months ended December 31, 2005. The Company’s net loss from continuing operations of $10.3 million was offset by various noncash charges, including depreciation and amortization of $14.0 million, the incremental cost of sales charge of $17.8 million associated with the write-up of inventory and share-based compensation expense of $11.1 million. In turn, operating cash flow was reduced by the impact of reductions in accrued liabilities and income taxes payable.

Working capital at December 31, 2005 stood at $394.4 million, down from $417.9 million as of August 27, 2005, and included $274.4 million in cash, cash equivalents and short-term investments.

Accounts receivable, net of foreign currency translation adjustments, fell by $7.6 million, reflecting the relative flatness of sales on a sequential basis and improved collections, particularly in the latter part of the period. The Company’s days sales outstanding stood at 69 days compared to 67 days at the beginning of the period.

Inventories fell by $1.9 million from the fourth quarter of fiscal 2005 after accounting for foreign currency translation adjustments and the incremental cost of sales charge of $17.8 million associated with the write-up of inventory. A decline in finished goods inventories accounted for the reduction.

Accounts payable and accrued liabilities decreased by $3.8 million from the end of fiscal 2005 mainly due to the payment of fiscal 2005 accrued incentive compensation and costs associated with the merger transaction with Mykrolis.

Investing activities Cash flow used in investing activities totaled $13.6 million in the four-month period ended December 31, 2005. Acquisition of property and equipment totaled $10.7 million, primarily for additions of manufacturing, computer and laboratory equipment. The Company expects future capital expenditures of $40 million through calendar 2006, consisting mainly of spending on facilities expansions, manufacturing equipment, tooling and information systems.

The company had purchases of short-term investments, net of maturities, of $2.7 million during the period. Short-term investments stood at $107.5 million at December 31, 2005.

Financing activities Cash used by financing activities totaled $15.5 million during the four-month period ended December 31, 2005. The Company made payments of $22.9 million on borrowings, while proceeds from new borrowings totaled $3.5 million during the quarter. In December 2005, the Company paid off its outstanding long-term debt in Japan. In connection therewith, the Company incurred and paid an early payment penalty of $0.4 million.

The Company received proceeds of $3.8 million in connection with common shares issued under the Company’s stock option plans.

As of December 31, 2005, the Company’s sources of available funds comprised $166.9 million in cash and cash equivalents, $107.5 million in short-term investments, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at December 31, 2005 and lines of credit with five international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $15.4 million. Borrowings outstanding on these lines of credit were approximately $2.3 million at December 31, 2005.

At December 31, 2005, the Company held restricted cash totaling $1.2 million. These funds are collateral related to a security deposit under a lease for one of the Company’s administrative, research and development and manufacturing facilities as well as other security deposits and were invested in certificates of deposit and money market funds at December 31, 2005.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of December 31, 2005, was $462 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75 million.

At December 31, 2005, the Company’s shareholders’ equity stood at $1,012.8 million, down from $1,023.4 million at the beginning of the period. This decrease was due to the Company’s net loss and foreign currency translation adjustments, which were partly offset by the proceeds associated with shares issued under the Company’s stock option and stock purchase plans.

The Company expects to incur total expenses of approximately $30 million in connection with the integration activities resulting from its merger with Mykrolis, of which approximately $22 million was recorded through December 31, 2005. Entegris expects that integration process following the merger will ultimately provide annualized cost savings of approximately $20 million. The Company expects these cost synergies to be fully in place by the middle of calendar year 2006.

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

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including: (i) risks associated with the challenges of integration, restructuring, manufacturing transfers, and achieving anticipated synergies associated with the merger of the Company with Mykrolis; (ii) inability to meet rapidly increasing customer demand associated with an increase semiconductor industry spending; (iv) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (v) insufficient, excess or obsolete inventory; (vi) competitive factors, including but not limited to pricing pressures; and (vii) the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005 under the headings “Risks Relating to our Business and Industry”, “Risks Associated with our Merger”, “Manufacturing Risks”, “International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in The Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission: .

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at December 31, 2005 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.7 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2005, the Company was party to forward contracts to deliver Japanese yen, Taiwanese dollars, Singapore dollars and Euros with notional values of approximately $1.8 million, $2.3 million, $3.9 million and $4.1 million, respectively.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b) Changes in internal control over financial reporting. As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on November 22, 2005, in connection with the Company’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting as of August 27, 2005. This material weakness generally involved the failure of the Company to have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of August 27, 2005, based on the criteria established in “Internal Control—Integrated Framework” issued by COSO. The Company’s registered independent public accounting firm concurred with management’s conclusion as to this material weakness as of August 27, 2005.

Under the oversight of the Company’s Audit & Finance Committee, management undertook the following actions to remediate this material weakness in the Company’s internal control over financial reporting during the fiscal quarter ended November 26, 2005:

•	We implemented additional review procedures over purchase accounting practices;

•	We implemented additional review procedures over the selection and application of accounting policies and procedures.

Although the Company’s remediation efforts are considered complete as of December 31, 2005, the Company’s material weakness will not be considered remediated until the new internal controls have been operational for a period of time, are tested, and management and the Company’s registered independent public accounting firm conclude that these controls are operating effectively.

Other than the changes associated with material weakness remediation efforts, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described. As of the date of filing this report, the company is in the midst of integrating the former Mykrolis operations onto the Company’s SAP ERP platform which management believes should strengthen the Company’s internal control structure.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides new and updated information regarding certain proceedings to which the Company was a party during the fiscal period ended December 31, 2005. Other information with respect to legal proceedings appears in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005.

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

On December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by two of the Company’s filtration products. Both products and their predecessor products have been on the market for more than 10 years and are covered by numerous patents held by the Company. The Company believes that this action is without merit and intends to vigorously defend this suit.

As described in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005, on June 28, 2005, the Company’s predecessor, Entegris, Inc., a Minnesota corporation, filed a lawsuit against Miraial Co. Ltd. in the United States District Court for the District of Minnesota alleging the infringement, contributory infringement or inducement to infringe of five of the Company’s U.S. patents relating to containers for transporting and storing silicon wafers used in the manufacture of semiconductors. The lawsuit also sought preliminary and permanent injunctions preventing the defendant from directly infringing, infringing by inducement or contributing to the infringement of these patents. On September 23, 2005 defendant filed a motion to dismiss for lack of jurisdiction and insufficiency of service of process. On October 28, 2005 this case was transferred to the U.S. District Court for the Southern District of New York by stipulation of the parties and the defendant accepted service of process and submitted to the jurisdiction of that court. This suit is currently pending the U.S. District Court for the Southern District of New York.

Item 6. Exhibits

10.1	Amended and Restated Membrane Manufacture and Supply Agreement, dated November 30, 2005

10.2	Employment Offer Agreement with John J. Murphy

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: February 9, 2006	/s/ John D. Villas
John D. Villas
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)