Form 10-Q
period 2006-04-01
ENTEGRIS INC
filed 2006-05-11
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 1, 2006

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant’s Telephone Number (952) 556-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and accelerated filer”in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $0.01 Par Value	137,563,928

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2006

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	156,663	$142,838
Short-term investments	126,552	131,565
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,462 and $1,434	122,735	111,058
Inventories	85,553	69,535
Deferred tax assets	27,701	26,078
Assets of discontinued operations and other assets held for sale	1,055	14,655
Other current assets	7,998	10,635

Total current assets	528,257	506,364

Property, plant and equipment, net of accumulated depreciation of $187,480 and $186,856	121,979	120,323

Other assets:
Investments	6,426	6,338
Goodwill	402,416	404,300
Other intangible assets, net	84,092	89,244
Deferred tax assets	9,942	10,614
Other	4,312	5,963

Total assets	1,157,424	$1,143,146

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$724	$797
Short-term borrowings	—	2,290
Accounts payable	32,848	33,585
Accrued liabilities	54,916	59,482
Income taxes payable	15,817	15,775

Total current liabilities	104,305	111,929

Long-term debt, less current maturities	3,288	3,383
Pension benefit obligation and other liabilities	15,013	15,015

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 137,432,237 and 136,043,921	1,374	1,360
Additional paid-in capital	818,221	809,012
Retained earnings	218,289	206,936
Accumulated other comprehensive loss	(3,066)	(4,489)

Total shareholders’ equity	1,034,818	1,012,819

Total liabilities and shareholders’ equity	1,157,424	$1,143,146

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended
	April 1, 2006	April 2, 2005
Sales to non-affiliates	$157,662	$80,707
Sales to affiliates	—	4,939

Net sales	157,662	85,646
Cost of sales	84,703	49,351

Gross profit	72,959	36,295
Selling, general and administrative expenses	52,068	23,914
Engineering, research and development expenses	9,176	3,493

Operating income	11,715	8,888
Interest income, net	2,023	527
Other income, net	795	1,842

Income before income taxes	14,533	11,257
Income tax expense	4,796	3,293
Equity in net (earnings) loss of affiliates	(36)	110

Income from continuing operations	9,773	7,854

Income (loss) from operations of discontinued businesses, net of taxes	1,580	(784)

Net income	$11,353	$7,070

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.11
Discontinued operations	0.01	(0.01)

Net income	$0.08	$0.10

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$0.10
Discontinued operations	0.01	(0.01)

Net income	$0.08	$0.09

Weighted shares outstanding:
Basic	136,889	73,425
Diluted	140,402	75,463

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive Income (loss)
Balance at December 31, 2004	73,774	$738	$155,362	$(3,903)	$222,437	$5,524	$380,158
Shares issued pursuant to stock option plans	214	2	1,329	—	—	—	1,331
Compensation earned in connection with restricted stock awards	—	—	—	569	—	—	569
Foreign currency translation adjustments	—	—	—	—	—	(1,125)	(1,125)	(1,125)
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	716	716	716
Reclassification adjustment for gain on sale of equity investment	—	—	—	—	—	(1,843)	(1,843)	(1,843)
Net income	—	—	—	—	7,070	—	7,070	7,070

Total comprehensive income								$4,818

Balance at April 2, 2005	73,988	$740	$156,691	$(3,334)	$229,507	$3,272	$386,876

Balance at December 31, 2005	136,044	$1,360	$809,012	—	$206,936	$(4,489)	$1,012,819
Shares issued under stock option plans	826	9	4,603	—	—	—	4,612
Stock-based compensation expense	—	—	4,257	—	—	—	4,257
Issuance of restricted stock grant shares	562	5	(5)	—	—	—	—
Tax benefit associated with stock plans	—	—	354	—	—	—	354
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	70	70	$70
Foreign currency translation adjustments	—	—	—	—	—	1,353	1,353	1,353
Net income	—	—	—	—	11,353	—	11,353	11,353

Total comprehensive income								$12,776

Balance at April 1, 2006	137,432	$1,374	$818,221	—	$218,289	$(3,066)	$1,034,818

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	April 1, 2006	April 2, 2005
Operating activities:
Net (loss) income	$11,353	$7,070
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,580)	784
Depreciation and amortization	10,817	5,968
Share-based compensation expense	4,257	569
Provision for doubtful accounts	126	55
Provision for deferred income taxes	(951)	—
Tax benefit from employee stock plans	354	—
Equity in net (earnings) loss of affiliates	(36)	110
Gain on sale of equity investment	—	(1,843)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(11,429)	(655)
Trade accounts receivable from affiliate	—	3,188
Inventories	(15,668)	1,780
Accounts payable and accrued liabilities	(3,752)	(16)
Other current assets	2,692	1,306
Income taxes payable and refundable income taxes	1	2,559
Other	2,675	(103)

Net cash (used in) provided by operating activities	(1,141)	20,772

Investing activities:
Acquisition of property and equipment	(7,475)	(5,577)
Purchase of intangible assets	(8)	(125)
Proceeds from sale of equity investment	135	3,948
Purchases of short-term investments	(12,135)	(26,610)
Proceeds from sale or maturities of short-term investments	17,072
Other	(11)	(196)

Net cash used in investing activities	(2,422)	(28,560)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(2,473)	(4,844)
Proceeds from short-term borrowings and long-term debt	—	3,900
Issuance of common stock	4,612	1,331

Net cash provided by financing activities	2,139	387

Discontinued Operations (Revised - See Note 1):
Net cash provided by (used in) operating activities	1,580	(575)
Net cash provided by (used in) investing activities	13,351	(424)

Net cash provided by (used in) discontinued operations	14,931	(999)

Effect of exchange rate changes on cash and cash equivalents	318	(304)

Increase (decrease) in cash and cash equivalents	13,825	(8,704)
Cash and cash equivalents at beginning of period	142,838	63,457

Cash and cash equivalents at end of period	$156,663	$54,753

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of April 1, 2006 and December 31, 2005, the results of operations for the three months ended April 1, 2006 and April 2, 2005, and shareholders’ equity and comprehensive income, and cash flows for the three months ended April 1, 2006 and April 2, 2005.

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation. In this report, the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Effective December 13, 2005, the Company changed its fiscal year-end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31. The Company’s new fiscal quarters consist of 13 week periods that end on Saturday. The Company’s fiscal quarters in 2006 end on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Unaudited information for the three months ended April 1, 2006, the comparable period of 2005, and the financial position as of April 1, 2006 and December 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period August 28, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s fiscal year ending December 31, 2006.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 27, 2005 and Form 10-Q for the four-month transition period ended December 31, 2005. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

2. DISCONTINUED OPERATIONS

On September 12, 2005, the Company announced that it would divest its gas delivery, life science and tape and reel product lines. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The life sciences products include stainless steel clean in place systems for life sciences applications. Tape and reel products include the Stream™ product line, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for electronics.

The assets and liabilities of the life sciences product line and the assets of the tape and reel product line were sold in December 2005. On January 7, 2006, the Company signed a purchase agreement to sell the assets of its gas delivery product line for $15 million. The Company closed the sale of the gas delivery assets effective February 6, 2006. After adjustments for severance, sublease payments and closing costs, the net proceeds of the sale totaled $13.4 million. As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery product line were classified as assets held for sale as of the date of the August 6, 2005 acquisition. Accordingly, the Company adjusted its purchase price allocation related to the assets of the gas delivery product line and did not recognize a gain or loss from the sale.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows (in thousands):

	Three Months Ended
	April 1, 2006	April 1, 2005
Net sales	$3,403	$1,349

Loss from discontinued operations, before income taxes	$(39)	$(1,256)
Income tax benefit	1,619	472

Income (loss) from discontinued operations, net of taxes	$1,580	$(784)

Assets of discontinued operations and other assets held for sale shown in the Consolidated Balance Sheet as of April 1, 2006 and December 31, 2005 include a building unrelated to the above product lines held for sale carried at $1.1 million.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 28, 2005. The Company’s Consolidated Financial Statements as of and for the four months ended December 31, 2005 reflected the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated to reflect, and did not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the three months ended April 1, 2006 was $4.3 million. Share-based compensation expense of $0.6 million for the three months ended April 2, 2005 was related to restricted stock grants that the Company had been recognizing under previous accounting standards. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended April 2, 2005.

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

Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended April 1, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of August 27, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Share-based payment awards in the form of restricted stock awards for 1.0 million shares were granted to employees during the three months ended April 1, 2006. Share-based payment awards in the form of restricted stock awards with performance conditions for up to 0.9 million shares were also granted to employees during the quarter. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 27, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted subsequent to August 27, 2005 will be recognized using the straight-line single-option method. Since share-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended April 2, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods through August 27, 2005, the Company accounted for forfeitures as they occurred.

There were share-based awards of 19,000 stock options and 6,500 restricted shares made to employees during the three months ended April 2, 2005. Prior to August 28, 2005, the Company used the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors and forfeitures.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan under SFAS 123(R). As of April 1, 2006, 1.0 million shares had been issued under the ESPP. During the three-month periods ended April 1, 2006 and April 2, 2005, the Company issued 0.1 million and 0.1 million shares, respectively under the Purchase Plan. At April 1, 2006, 3.1 million shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

As of April 1, 2006, the Company had five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan), the Entegris, Inc. Outside Directors’ Option Plan (the Directors’ Plan) and three former Mykrolis stock option plans assumed by the Company on August 10, 2005: The 2001 Equity Incentive Plan (the 2001 Plan), the 2003 Employment Inducement and Acquisition Stock Option Plan (the Employment Inducement Plan) and the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors Plan). At present, the Company intends to issue new common shares upon the exercise of stock options. The plans are described in more detail below.

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

The Directors’ Plan and the 2001 Directors Plan The Directors’ Plan provides for the grant to each outside director of an option to purchase 15,000 shares on the date the individual becomes a director and for the annual grant to each outside director, at the choice of the Directors’ Plan administrator (defined as the Board of Directors or a committee of the Board), of either an option to purchase 9,000 shares, or a restricted stock award of up to 3,000 shares. Options are exercisable six months subsequent to the date of grant. Under the Directors’ Plan, the term of options shall be ten years and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option. The 2001 Directors Plan provides for the grant to each newly elected eligible director of options to purchase 15,000 shares of common stock on the date of his or her first election and for the annual grant of options to purchase 10,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. On August 10, 2005 the Company’s Board of Directors determined that the equity compensation paid to non-employee directors would be an aggregate of 10,000 shares of restricted stock per annum, inclusive of the amounts specified in the above described plans.

2001 Plan The 2001 Plan provides for the issuance of share-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. The 2001 Plan has a term of ten years. Under the 2001 Plan, the Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors.

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

General Option Information

Option activity for the 1999 Plan and the Directors’ Plan for the three months ended April 1, 2006 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	8,501	$7.35
Granted	—
Exercised	(405)	$4.67
Canceled	(14)	$11.17

Options outstanding, end of period	8,082	$7.47	5.3	$27,505

Options exercisable	7,393	$7.47	5.1	$25,343

Option activity for the 2001 Plan, the Employment Inducement Plan, the 2001 Directors Plan and the Millipore plan for the three months ended April 1, 2006 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	7,998	$8.53
Granted	—
Exercised	(337)	$6.08
Canceled	(171)	$7.73

Options outstanding, end of period	7,490	$8.65	3.7	$15,963

Options exercisable	6,863	$8.72	3.5	$13,096

The total number of shares available for future grant under the Company’s stock option plans was 3.4 million at April 1, 2006. For all plans, the total pretax intrinsic value of stock options exercised during the three months ended April 1, 2006 was $4.0 million. The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on the Company’s closing stock price of $10.64 as of April 1, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 1, 2006 was 10.1 million.

During the three months ended April 1, 2006, the Company received cash from the exercise of stock options totaling $3.9 million and $0.7 million in employee contributions to the Entegris, Inc. Employee Stock Purchase Plan. There was no excess tax benefit for the tax deductions related to stock options and restricted stock awards during the quarter ended April 1, 2006.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company employ prior to the restrictions lapse. The value of such stock was established by the market price on the date of the grants. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally four years, using graded vesting. A summary of the Company’s restricted stock activity as of April 1, 2006 and changes during the three months ended April 1, 2006 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Unvested, beginning of period	1,526	$11.03	3.1
Granted	1,000	$10.55
Vested	(77)	$10.95
Forfeited	(32)	$11.30

Unvested, end of period	2,417	$10.83	3.2

During the first quarter of 2006, Entegris, Inc. also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans.

Up to 0.9 million shares, 25% of which will be awarded each of the next four years, if and to the extent that financial performance criteria for fiscal years 2006 through 2009 are achieved. The number of performance shares earned in a given year may vary based on the level of achievement of financial performance objectives for that year. If the Company’s performance for a year fails to achieve the specified performance threshold, then the performance shares allocated to that year are forfeited. Each annual tranche will have its own service period beginning at the date (the grant date) at which the Board of Directors establishes the annual performance targets for the applicable year. Once earned, Performance Shares are fully vested with no restrictions. Compensation expense to be recorded in connection with the Performance Shares will be based on the grant date fair value of the Company’s common stock. Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan under SFAS 123(R) for the three months ended April 1, 2006 that was allocated as follows (in thousands):

Three Months Ended April 1, 2006
Cost of good sold	$750

Engineering, research and development	60
Selling, general and administrative	3,447

Share-based compensation expense included in operating expenses	3,507

Share-based compensation expense	4,257
Tax benefit	1,601

Share-based compensation expense, net of tax	$2,656

Share-based compensation expense recognized for the three months ended April 2, 2005 was $0.6 million.

As of April 1, 2006 total compensation cost related to nonvested stock options and restricted stock awards not yet recognized was $22.0 million that is expected to be recognized over the next 15.2 months on a weighted-average basis. These figures exclude restricted stock awards for which performance criteria have yet to be determined and, accordingly, grant dates for those awards have not been established.

No stock option grants were made to employees during the three months ended April 1, 2006. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation (in thousands, except per share data).

Three Months Ended April 2, 2005
Net income, as reported	$7,070
Add share-based compensation expense included in reported net earnings, net of tax	354
Deduct share-based compensation expense under the fair value based method for all awards, net of tax	(1,643)

Pro forma net earnings	$5,781

Basic earnings per common share, as reported	$0.10
Pro forma basic earnings per common share	$0.08

Diluted earnings per common share, as reported	$0.09
Pro forma diluted earnings per common share	$0.08

For employee stock options granted during the three months ended April 2, 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average fair value of options granted during the first four months of fiscal 2005 was $6.27.

4. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (in thousands).

	Three Months Ended
	April 1, 2006	April 2, 2005
Basic earnings per common share-weighted common shares outstanding	136,889	73,425
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	3,513	2,038

Diluted earnings per common share-weighted common shares and common shares equivalent outstanding	140,402	75,463

5. INVENTORIES

Inventories consist of the following (in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$31,704	$27,998
Work-in process	5,710	3,926
Finished goods	47,538	37,051
Supplies	601	560

Total inventories	$85,553	$69,535

6. INTANGIBLE ASSETS AND GOODWILL

As of April 1, 2006, goodwill amounted to approximately $402.4 million, about $1.9 million lower than the balance at December 31, 2005. The decrease mainly reflected changes to goodwill in connection with various purchase price adjustments related to the Mykrolis acquisition completed in August 2005. The Mykrolis purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed in the second calendar quarter of 2006.

The changes to the carrying amount of goodwill for the three months ended April 1, 2006 are as follows:

(In thousands)	Three Months Ended April 1, 2006
Beginning of period	$404,300
Adjustment to Mykrolis purchase price allocation	(1,923)
Foreign currency translation adjustment	39

End of period	$402,416

Other intangible assets, net of amortization, of approximately $84.1 million as of April 1, 2006, are being amortized over useful lives ranging from 2 to 10 years and are as follows (in thousands):

(In thousands)	As of April 1, 2006
	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,978	$9,776	$8,202
Unpatented technology	9,844	4,723	5,121
Developed technology	38,500	5,561	32,939
Trademarks and trade names	9,000	1,486	7,514
Customer relationships	28,000	1,991	26,009
Employment and noncompete agreements	5,818	4,429	1,389
Other	5,994	3,076	2,918

	$115,134	$31,042	$84,092

Aggregate amortization expense for the three months ended April 1, 2006 amounted to $4.6 million. Estimated amortization expense for calendar years 2006 to 2010 and thereafter is approximately $18.2 million, $17.8 million, $16.0 million, $13.9 million, $8.5 million and $14.2 million, respectively.

7. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended April 1, 2006 and April 2, 2005 (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Balance at beginning of period	$2,111	$2,069
Accrual for warranties issued during the period	645	439
Warranty costs during the period	(458)	(424)

Balance at end of period	$2,298	$2,084

8. RESTRUCTURING COSTS

On November 29, 2005, the Company announced that during 2006 it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In connection with this closure, the Company recorded accruals for estimated expenditures for employee severance and retention costs of $1.7 million, and asset impairment and accelerated depreciation charges of $0.7 million during the quarter ended April 1, 2006.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revision of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 were adopted in the current period with no material effect on the Company’s consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. No material impact on the Company’s financial statements resulted from the adoption of this standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that purify, protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and other high-technology industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

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

Effective December 13, 2005, the Company changed its fiscal year-end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31. The Company’s new fiscal quarters consist of 13 week periods that end on Saturday. The Company’s fiscal quarters in 2006 end on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Unaudited information for the three months ended April 1, 2006, the comparable period of 2005, and the financial position as of April 1, 2006 and December 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period August 28, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s fiscal year ending December 31, 2006.

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

Overall Summary of Financial Results for the Three Months Ended April 1, 2006 On December 13, 2005, the registrant’s Board of Directors approved the change of the registrant’s fiscal year to the calendar year, ending on December 31st of each year. Accordingly, the registrant filed a transition report on Form 10-Q for the four months ended December 31, 2005, covering the period from August 27, 2005 though December 31, 2005.

For the three months ended April 1, 2006, net sales increased 84% from the comparable period last year, principally driven by the inclusion of sales from Mykrolis. The sales comparison is adversely affected by approximately $3.5 million due to the year-over-year weakening of international currencies versus the U.S. dollar, most notably in Japan. Sales were up 7% on a sequential basis over the fourth quarter of calendar 2005. Reflecting the year-over-year sales increase, the company reported higher gross profit and improved gross margins.

The company also had significantly higher year-over-year selling, general and administrative (SG&A) costs, by $27.7 million, also mainly the result of the Mykrolis merger compared to the year-ago quarter. These costs included the addition of SG&A expenses associated with Mykrolis’ infrastructure, increased amortization of intangibles and costs incurred by the Company in connection with the integration activities associated with the merger. As a result, the Company reported income from continuing operations of $9.8 million for the three-month period compared to income from continuing operations of $7.9 million in the year ago three-month period.

During the three months ended April 1, 2006, the Company used cash of $1.1 million for operations as increases in accounts receivable and inventory slightly exceeded the cash generated by the Company’s net earnings and non-cash charges. Cash, cash equivalents and short-term investments were approximately $283 million at April 1, 2006, compared with $274 million at December 31, 2005.

On September 12, 2005, the Company announced that it would divest its gas delivery, life science and tape and reel product lines. The life science and tape and reel product lines divestitures were completed in December 2005; the gas delivery divestiture was completed in February 2006 for net proceeds of $13.4 million. The assets and liabilities, and operating results of, the businesses divested have been classified as discontinued operations for all periods presented.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.5 million and $1.4 million at April 1, 2006 and December 31, 2005, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At April 1, 2006 and December 31, 2005, the Company’s reserve for sales returns and allowances was $1.2 million and $1.3 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $10.1 million and $8.1 million at April 1, 2006 and December 31, 2005, respectively.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried a valuation allowance of $0.6 million and $2.2 million against its deferred tax assets at April 1, 2006 and December 31, 2005, respectively, in connection with a portion of a capital loss carry forward that more likely than not will not be realized. The change in the valuation allowance resulted from the resolution of a matter with respect to the characterization of certain gains and losses.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At April 1, 2006 and December 31, 2005, the Company’s accrual for estimated future warranty costs was $2.3 million and $2.1 million, respectively.

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

Share-based Compensation Expense

Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) for the three months ended April 1, 2006 was $4.3 million which consisted of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan, as well as share-based compensation expense related to the Mykrolis acquisition. Share-based compensation expense of $0.6 million for the three months ended April 2, 2005 was related to restricted stock awards granted to employees that the Company recognized under previous accounting standards. There was no share-based compensation expense related to employee stock options and grants under the employee stock purchase plan recognized during the three months ended April 2, 2005.

Under SFAS 123(R), the Company must estimate the value of employee stock options on the date of grant. There were no stock option grants awarded during the three months ended April 1, 2006. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Restricted stock and restricted stock unit awards are valued based on the Company’s stock price on the date of grant.

Since share-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended April 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three Months Ended April 1, 2006 Compared Three Months Ended April 1, 2005

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%
Cost of sales	53.7	57.6

Gross profit	46.3	42.4
Selling, general and administrative expenses	32.7	27.9
Engineering, research and development expenses	6.1	4.1

Operating income	7.4	10.4
Interest income, net	1.3	0.6
Other income, net	0.5	2.2

Income before income taxes and other items below	9.2	13.1
Income tax expense	3.0	3.8
Equity in net (earnings) loss of affiliates	—	0.1

Income from continuing operations	6.2	9.2

Net sales Net sales were $157.7 million for the three months ended April 1, 2006, up 84% compared to $85.6 million in the three months ended April 2, 2005. Sales from Mykrolis operations accounted for approximately 90% of the overall year-over-year increase. Sales were adversely affected by approximately $3.5 million due to the weakening of international currencies versus the U.S. dollar, most notably in Japan. On a geographic basis, total sales to North America were 30%, Asia Pacific 33%, Europe 16% and Japan 21%.

By product type, sales of unit-driven products represented 59% of sales and capital-driven products represented 41% of total sales. This ratio compared to a 63%/37% unit-driven vs. capital-driven split for the three months ended December 2005, reflecting the strong demand associated with capital infrastructure additions the industry experienced over the quarter. Unit-driven products include products which have average lives of less than 18 months or which need to be replaced based on usage levels. These include liquid filters, wafer shippers, and chip trays and disk shippers.

Semiconductor manufacturing capacity additions and new tool production contributed to strong demand for capital-driven products, including wafer carriers and transport products, gas microcontamination products and fluid handling components and systems. Sales of unit-driven products, such as liquid filters, also tracked positively during the quarter as fab utilization rates at integrated device manufacturer and foundry customers remained high.

Specifically, sales of gas contamination products, including gas filters and purifier components and systems, improved during the quarter. Many of these products are used in manufacturing infrastructure to deliver process gases to the tool and in gas-based tools, such as deposition and etch tools. Sales of purification systems for controlling airborne molecular contamination also did well, as these systems find increasing applications in advanced photolithography tools. Sales of fluid handling products were also very strong, particularly for valves and fittings and dispense pumps, as a result of fab build outs and higher OEM demand.

Sales of wafer handling products were strong in Asia, particularly for FOUPS and reticle PODS. Wafer shippers remained strong for 200mm wafer sizes. Sales of liquid filters grew sequentially, reflecting continued high fab utilization rates and production levels which drive demand for these products and the additions of new fab capacity particularly for flash memory. Finished electronics products rebounded from the prior quarter, reflecting strong orders for film frame shippers, chip trays and process carriers, as well as good demand for 95mm disk drive shippers.

Gross profit Gross profit in the three months ended April 1, 2006 increased by $36.7 million to $73.0 million, an increase of 101% from the $36.3 million for the three months ended April 2, 2005. The gross margin percentage for the first quarter of 2006 was 46.3 % versus 42.4% for the three months ended April 2, 2005.

The Company benefited from improved sales levels as well as the inclusion of sales of gas micro contamination and liquid micro contamination product lines added in the Mykrolis merger as these products typically carry higher gross margins than the Company’s other products.

Costs of $2.1 million associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan reduced gross profit. Although prices for raw materials were relatively stable sequentially, on a year-over-year basis the Company’s gross margin was affected by higher material costs for certain products.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $28.2 million, or 118%, to $52.1 million in the three months ended April 1, 2006, up from $23.9 million in the comparable three-month period a year earlier. Due to the magnitude of the increase, SG&A expenses, as a percent of net sales, rose to 33.0% from 27.9% a year earlier.

The increase in SG&A costs reflects the addition of SG&A expenses associated with Mykrolis’ infrastructure and increased amortization of intangibles of $3.5 million, as well as costs of $3.7 million incurred by the Company in connection with the integration activities associated with the Mykrolis merger. The costs included in this category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. The year-over-year increase in SG&A expenses also includes incremental share-based compensation expense of $3.0 million.

The Company expects SG&A costs to be higher than normal through the middle of calendar 2006 as integration costs and related severance and retention costs of approximately $4 million are expected to be incurred during the second quarter of 2006. In addition, on a year-over-year basis, the Company expects that overall SG&A costs will be higher as the Company will have a full year of sales and operating expenses related to Mykrolis’ operations. The Company expects that the trend of overall SG&A costs will decline on a prospective basis resulting from the combination of various sales, marketing and other corporate functions during 2006. These savings are expected to be realized in the latter half of calendar 2006.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $9.2 million in the three months ended April 1, 2006, up 162% from $3.5 million in the year-ago period. ER&D expenses, as a percent of net sales, increased to 5.8% from 4.1%, reflecting the inclusion of Mykrolis ER&D expenses. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income was $2.0 million in the three months ended April 1, 2006 compared to $0.5 million in the year-ago period. The increase reflects the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period, associated in part with the cash and short-term investments acquired in the Mykrolis merger.

Income tax expense The Company recorded income tax expense of $4.8 million in the three months ended April 1, 2006 compared to income tax expense of $3.3 million in the three months ended April 2, 2005. The effective tax rate was 33.0% in the 2006 period, compared to 29.2% in the 2005 period. In both periods, the Company’s tax rate was lower than statutory rates due to the benefits associated with export activities and tax holidays.

Discontinued operations The Company’s businesses classified as discontinued operations recorded a nominal net operating loss in the three months ended April 1, 2006. The results of discontinued operations included a tax benefit of $1.6 million related to the change in the deferred tax asset valuation allowance resulting from the resolution of a matter with respect to the characterization of certain gains and losses.

Net income The Company recorded net income of $11.4 million, or $0.08 per diluted share, in the three-month period ended April 1, 2006 compared to net income of $7.1 million, or $0.09 per diluted share, in the three-month period ended April 2, 2005. The net earnings from continuing operations for the three-month period were $9.8 million, or $0.07 per diluted share, compared to net income of $7.9 million, or $0.10 per diluted share, in the year ago period. The after-tax earnings of discontinued operations in the three-month period ended April 1, 2006 included a tax benefit of $1.6 million associated with a decrease in the company’s deferred tax asset valuation allowance.

Liquidity and Capital Resources

Operating activities Cash used by operating activities totaled $1.1 million in the three months ended April 1, 2006. Cash flow was provided by the Company’s net earnings from continuing operations of $9.8 million and various non-cash charges, including depreciation and amortization of $10.8 million, and share-based compensation expense of $4.3 million. Slightly more than offsetting such items was the significant impact of changes in operating assets and liabilities, including receivables and inventory increases aggregating $27.1 million.

Working capital at April 1, 2006 stood at $424.0 million, down from $394.4 million as of December 31, 2005, and included $283.2 million in cash, cash equivalents and short-term investments.

Accounts receivable, net of foreign currency translation adjustments, increased by $11.4 million, reflecting the increase in sales from the previous quarter and an slight increase in the Company’s days sales outstanding which stood at 71 days compared to 69 days at the beginning of the period. Inventories rose by $15.7 million from December 31, 2005 due to a general increase in production activity associated with higher order and sales levels, increases in inventories at various locations worldwide related to a change in selling model and the build of inventories in anticipation of certain manufacturing consolidation activities.

Investing activities Cash flow used in investing activities totaled $2.4 million in the three-month period ended April 1, 2006. Acquisition of property and equipment totaled $7.5 million, primarily for additions of facility expansions, manufacturing equipment, tooling and information systems. The Company expects total capital expenditures of approximately $40 million for calendar 2006.

The company had maturities of short-term investments, net of purchases, of $4.9 million during the period. Short-term investments stood at $126.6 million at April 1, 2006.

Financing activities Cash provided by financing activities totaled $2.1 million during the three-month period ended April 1, 2006. The Company made payments of $2.5 million on borrowings. No proceeds from new borrowings were received during the quarter. The Company received proceeds of $4.6 million in connection with common shares issued under the Company’s stock option plans.

As of April 1, 2006, the Company’s sources of available funds comprised $156.7 million in cash and cash equivalents, $126.6 million in short-term investments, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at April 1, 2006 and lines of credit with three international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $6.1 million. There were no borrowings outstanding on these lines of credit at April 1, 2006.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of April 1, 2006, was $468 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75 million.

At April 1, 2006, the Company’s shareholders’ equity stood at $1,034.8 million, up from $1,012.8 million at the beginning of the period. This increase reflected the Company’s net earnings $11.4 million, the proceeds of $4.6 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $4.3 million associated with the Company’s share-based compensation expense recorded during the period.

The Company expects to incur total expenses of approximately $30 million to $35 million in connection with the integration activities resulting from its merger with Mykrolis, of which approximately $29 million was recorded through April 1, 2006. Entegris expects that integration process following the merger will ultimately provide annualized cost savings of approximately $20 million. The Company expects these cost synergies to be fully in place by the middle of calendar year 2006.

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

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) risks associated with the challenges of integration, restructuring, manufacturing transfers, and achieving anticipated synergies associated with the merger of the Company with Mykrolis; (ii) inability to meet rapidly increasing customer demand associated with an increase semiconductor industry spending; (iv) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (v) insufficient, excess or obsolete inventory; (vi) competitive factors, including but not limited to pricing pressures; and (vii) the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005 under the headings “Risks Relating to our Business and Industry”, “Risks Associated with our Merger”, “Manufacturing Risks”, “International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission: .

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at April 1, 2006 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.8 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At April 1, 2006, the Company was party to forward contracts to deliver Japanese yen, Taiwanese dollars, Singapore dollars and Euros with notional values of approximately $4.8 million, $12.8 million, $4.0 million and $4.6 million, respectively.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 1, 2006. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2006.

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

Although the Company’s remediation efforts were considered complete as of December 31, 2005, the Company’s material weakness will not be considered remediated until the new internal controls have been able to be tested for operating effectiveness. As of April 1, 2006, a significant purchase accounting transaction had not been made since the material weakness was identified. Therefore, the remediated controls related to the material weakness have been unable to be tested, and management and the Company’s registered independent public accounting firm have not been able to conclude that these controls are operating effectively.

Other than the changes associated with material weakness remediation efforts, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described. The Company completed the integration of the former Mykrolis financial system operations onto the Company’s SAP ERP platform during the quarter ended April 1, 2006. The Company continues to evaluate the associated financial reporting controls to ensure the operating effectiveness of these controls.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of April 1, 2006. Other information with respect to legal proceedings appears in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005.

As described in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005, on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. Cross appeals of rulings by the District Court to the U.S. Court of Appeals for the Federal Circuit are pending.

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

Item 6. Exhibits

10.1	Entegris, Inc. - Form of 2006 Equity Incentive Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: May 11, 2006	/s/ John D. Villas
John D. Villas
Senior Vice President and Chief
Financial Officer
(on behalf of the Registrant and
as principal financial officer)