Form 10-Q
period 2006-07-01
ENTEGRIS INC
filed 2006-08-08
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $0.01 Par Value	139, 941,300

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

FOR THE QUARTER ENDED JULY 1, 2006

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$164,411	$142,838
Short-term investments	146,896	131,565
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,802 and $1,434	133,446	111,058
Inventories	100,928	69,535
Deferred tax assets	27,336	26,078
Assets of discontinued operations and other assets held for sale	—	14,655
Other current assets	7,505	10,635

Total current assets	580,522	506,364

Property, plant and equipment, net of accumulated depreciation of $187,238 and $186,856	120,103	120,323

Other assets:
Goodwill	401,534	404,300
Other intangible assets, net	79,557	89,244
Deferred tax assets	10,090	10,614
Other	12,432	12,301

Total assets	$1,204,238	$1,143,146

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$566	$797
Short-term borrowings	—	2,290
Accounts payable	32,128	33,585
Accrued liabilities	60,515	59,482
Income taxes payable	27,697	15,775

Total current liabilities	120,906	111,929

Long-term debt, less current maturities	3,191	3,383
Pension benefit obligation and other liabilities	15,568	15,015

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 139,816,187 and 136,043,921	1,398	1,360
Additional paid-in capital	826,380	809,012
Retained earnings	236,482	206,936
Accumulated other comprehensive income (loss)	313	(4,489)

Total shareholders’ equity	1,064,573	1,012,819

Total liabilities and shareholders’ equity	$1,204,238	$1,143,146

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Sales to non-affiliates	$180,701	$88,781	$338,363	$169,488
Sales to affiliates	—	—	—	4,939

Net sales	180,701	88,781	338,363	174,427
Cost of sales	93,594	53,144	178,296	102,495

Gross profit	87,107	35,637	160,067	71,932
Selling, general and administrative expenses	51,977	23,722	104,045	47,636
Engineering, research and development expenses	10,219	4,938	19,395	8,431

Operating income	24,911	6,977	36,627	15,865
Interest income, net	1,897	719	3,919	1,246
Other income, net	799	1,069	1,594	2,910

Income before income taxes	27,607	8,765	42,140	20,021
Income tax expense	9,321	2,328	14,117	5,621
Equity in net (income) loss of affiliates	(159)	60	(195)	170

Income from continuing operations	18,445	6,377	28,218	14,230
(Loss) income from discontinued operations	(252)	(707)	1,328	(1,491)

Net income	$18,193	$5,670	$29,546	$12,739

Basic earnings (loss) per common share:
Continuing operations	$0.13	$0.09	$0.21	$0.19
Discontinued operations	—	(0.01)	0.01	(0.02)

Net income	$0.13	$0.08	$0.22	$0.17

Diluted earning
Continuing operations	$0.13	$0.08	$0.20	$0.19
Discontinued operations	—	(0.01)	0.01	(0.02)

Net income	$0.13	$0.07	$0.21	$0.17

Weighted shares outstanding:
Basic	137,445	73,554	137,167	73,484
Diluted	140,621	75,602	140,512	75,533

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	73,774	$738	$155,362	$(3,903)	$222,437	$5,524	$380,158
Shares issued under employee stock plans	304	3	1,631	—	—	—	1,634
Compensation earned in connection with restricted stock awards	—	—	—	1,147	—	—	1,147
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	156	156	$156
Reclassification adjustment for gain on sale of equity investment	—	—	—	—	—	(1,584)	(1,584)	(1,584)
Foreign currency translation adjustments	—	—	—	—	—	(2,569)	(2,569)	(2,569)
Net income	—	—	—	—	12,739	—	12,739	12,739

Total comprehensive income								$8,742

Balance at July 2, 2005	74,078	$741	$156,993	$(2,756)	$235,176	$1,527	$391,681

Balance at December 31, 2005	136,044	$1,360	$809,012	—	$206,936	$(4,489)	$1,012,819
Shares issued under employee stock plans	3,772	38	8,613	—	—	—	8,651
Stock-based compensation expense	—	—	8,346	—	—	—	8,346
Tax benefit associated with stock plans	—	—	409	—	—	—	409
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	205	205	$205
Foreign currency translation adjustments	—	—	—	—	—	4,597	4,597	4,597
Net income	—	—	—	—	29,546	—	29,546	29,546

Total comprehensive income								$34,348

Balance at July 1, 2006	139,816	$1,398	$826,380	—	$236,482	$313	$1,064,573

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005
Operating activities:
Net income	$29,546	$12,739
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,328)	1,491
Depreciation and amortization	22,575	11,779
Share-based compensation expense	8,346	1,147
Provision for doubtful accounts	306	68
Provision for deferred income taxes	139	—
Tax benefit from employee stock plans	409	—
Equity in net (earnings) loss of affiliates	(195)	170
Gains on disposal of property and equipment	(536)	(200)
Gain on sale of equity investment	—	(1,843)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(21,447)	(3,599)
Trade accounts receivable from affiliate	—	3,188
Inventories	(28,963)	648
Accounts payable and accrued liabilities	287	6,031
Other current assets	3,135	392
Income taxes payable and refundable income taxes	11,881	3,203
Other	2,711	(37)

Net cash provided by operating activities	26,866	35,177

Investing activities:
Acquisition of property and equipment	(13,367)	(9,274)
Proceeds from sale of property and equipment	2,957	16
Proceeds from sale of equity investment	—	3,948
Purchases of short-term investments	(66,511)	(69,635)
Proceeds from sale or maturities of short-term investments	51,087	39,152
Other	(326)	(1,036)

Net cash used in investing activities	(26,160)	(36,829)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(2,800)	(6,720)
Proceeds from short-term borrowings and long-term debt	—	3,900
Issuance of common stock	8,651	1,634

Net cash provided by financing activities	5,851	(1,186)

Discontinued Operations (Revised - See Note 1):
Net cash provided by (used in) operating activities	1,328	(996)
Net cash provided by (used in) investing activities	13,063	(447)

Net cash provided by (used in) discontinued operations	14,391	(1,443)

Effect of exchange rate changes on cash and cash equivalents	625	(549)

Increase in cash and cash equivalents	21,573	(4,830)
Cash and cash equivalents at beginning of period	142,838	83,457

Cash and cash equivalents at end of period	$164,411	$78,627

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of July 1, 2006 and December 31, 2005, the results of operations and shareholders’ equity and comprehensive income, and cash flows for the three and six months ended July 1, 2006 and July 2, 2005.

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

Effective December 13, 2005, the Company changed its fiscal year-end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31. The Company’s new fiscal quarters consist of 13 week periods that end on Saturday. The Company’s fiscal quarters in 2006 end on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Unaudited information for the three and six months ended July 1, 2006, the comparable period of 2005, and the financial position as of July 1, 2006 and December 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period August 28, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s fiscal year ending December 31, 2006.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 27, 2005 and Form 10-Q for the four-month transition period ended December 31, 2005. The results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The assets and liabilities of the life sciences product line and the assets of the tape and reel product line were sold in December 2005. On January 7, 2006, the Company signed a purchase agreement to sell the assets of its gas delivery product line for $15 million. The Company closed the sale of the gas delivery assets effective February 6, 2006. After adjustments for severance, sublease payments and other closing costs, the net proceeds of the sale totaled $13.1 million. As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery product line were classified as assets held for sale as of the date of the August 6, 2005 acquisition. Accordingly, the Company adjusted its purchase price allocation related to the assets of the gas delivery product line and did not recognize a gain or loss from the sale.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 1, 2005	July 1, 2006	July 1, 2005
Net sales	—	$2,214	$3,403	$3,563

Loss from discontinued operations, before income taxes	$(404)	$(1,133)	$(442)	$(2,389)
Income tax benefit	152	426	1,770	898

Income (loss) from discontinued operations, net of taxes	$(252)	$(707)	$1,328	$(1,491)

Assets of discontinued operations and other assets held for sale shown in the Consolidated Balance Sheet as of December 31, 2005 include a building unrelated to the above product lines held for sale carried at $1.1 million. This building was sold in the second quarter of 2006 for net proceeds of $1.8 million, resulting in a pre-tax gain of $0.7 million which was recorded in cost of sales.

3. SHARE-BASED COMPENSATION EXPENSE

Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) to be based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 28, 2005. The Company’s Consolidated Financial Statements as of and for the four months ended December 31, 2005 reflected the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated to reflect, and did not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the three and six months ended July 1, 2006 was $4.1 million and $8.3 million, respectively. Share-based compensation expense of $0.6 million and $1.1 million, respectively, for the three and six months ended July 2, 2005 was related to restricted stock grants that the Company had been recognizing under previous accounting standards. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended July 2, 2005.

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

Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months ended July 1, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of August 27, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Share-based payment awards in the form of restricted stock awards for 0.1 million and 1.1 million shares, respectively, were granted to employees during the three and six months ended July 1, 2006. Share-based payment awards in the form of restricted stock awards with performance conditions for up to 0.9 million shares were also granted to certain employees during the six months ended July 1, 2006. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 27, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted subsequent to August 27, 2005 will be recognized using the straight-line single-option method. Since share-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended July 2, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods through August 27, 2005, the Company accounted for forfeitures as they occurred.

There were share-based awards of 19,000 stock options and 6,500 restricted shares made to employees during the six months ended July 2, 2005. Prior to August 28, 2005, the Company used the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors and forfeitures.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan under SFAS 123(R). As of July 1, 2006, 1.0 million shares had been issued under the ESPP. During the six-month periods ended July 1, 2006 and July 2, 2005, the Company issued 0.1 million and 0.1 million shares, respectively under the ESPP. At July 1, 2006, 3.0 million shares were available for issuance under the ESPP.

Employee Stock Option Plans

As of July 1, 2006, the Company had five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan), the Entegris, Inc. Outside Directors’ Option Plan (the Directors’ Plan) and three former Mykrolis stock option plans assumed by the Company on August 10, 2005: The 2001 Equity Incentive Plan (the 2001 Plan), the 2003 Employment Inducement and Acquisition Stock Option Plan (the Employment Inducement Plan) and the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors Plan). At present, the Company intends to issue new common shares upon the exercise of stock options under each of these plans. The plans are described in more detail below.

1999 Plan: The 1999 Plan provides for the issuance of share-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. Under the 1999 Plan, the Board of Directors determines the number of shares for which each option is granted, the rate at which each option is exercisable and whether restrictions will be imposed on the shares subject to the awards. Under the 1999 Plan, the term of options shall be ten years, they become exercisable ratably in 25% increments over the 48 months following grant and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option.

The Directors’ Plan and the 2001 Directors Plan: The Directors’ Plan provides for the grant to each outside director of an option to purchase 15,000 shares on the date the individual becomes a director and for the annual grant to each outside director, at the choice of the Directors’ Plan administrator (defined as the Board of Directors or a committee of the Board), of either an option to purchase 9,000 shares, or a restricted stock award of up to 3,000 shares. Options are exercisable six months subsequent to the date of grant. Under the Directors’ Plan, the term of options shall be ten years and the exercise price for shares shall not be less than 100% of the fair market value of the common stock on the date of grant of such option. The 2001 Directors Plan provides for the grant to each newly elected eligible director of options to purchase 15,000 shares of common stock on the date of his or her first election and for the annual grant of options to purchase 10,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. On August 10, 2005 the Company’s Board of Directors determined that the equity compensation paid to non-employee directors would be an aggregate of 10,000 shares of restricted stock per annum, inclusive of the amounts specified in the above described plans.

2001 Plan: The 2001 Plan provides for the issuance of share-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. The 2001 Plan has a term of ten years. Under the 2001 Plan, the Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors. Under NASDAQ rules new grants and awards under the 2001 Plan may only be made to employees and directors of Mykrolis prior to the merger or who were hired by the Company subsequent to the merger.

Employment Inducement Plan: The Employment Inducement Plan is a non-shareholder approved plan that provides for the issuance of stock options and other share-based awards to newly-hired employees and to employees of companies acquired by the Company. The Employment Inducement Plan has a term of ten years. Options granted under the Employment Inducement Plan have a maximum term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines other terms of option grants including, number of shares, restrictions and the vesting period. The number of reserved shares under the Employment Inducement Plan automatically increases annually by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders unless otherwise determined by the Board of Directors.

Millipore Plan

In addition to the Company’s plans, certain employees of Mykrolis were granted stock options under a predecessor’s share-based compensation plan. The Millipore 1999 Stock Incentive Plan (the Millipore Plan) provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of Millipore’s common stock on the date the option was granted and its term was generally ten years and vested over four years. Options granted to the Company’s employees under the Millipore Plan in the past were converted into options to acquire Mykrolis common stock pursuant to the spin-off of Mykrolis by Millipore, and then were converted into options to acquire the Company’s common stock pursuant to the merger with Mykrolis.

General Option Information

Option activity for the 1999 Plan and the Directors’ Plan for the six months ended July 1, 2006 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	8,501	$7.35
Granted	—
Exercised	(643)	$4.77
Canceled	(74)	$10.95

Options outstanding, end of period	7,784	$7.53	5.1	$19,188

Options exercisable	7,309	$7.55	5.0	$18,050

Option activity for the 2001 Plan, the Employment Inducement Plan, the 2001 Directors Plan and the Millipore plan for the six months ended July 1, 2006 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	7,998	$8.53
Granted	—
Exercised	(680)	$7.25
Canceled	(428)	$9.61

Options outstanding, end of period	6,890	$8.59	3.7	$10,631

Options exercisable	6,314	$8.65	3.6	$9,740

The total number of shares available for future grant under the Company’s stock option plans was 5.4 million at July 1, 2006. For all plans, the total pretax intrinsic value of stock options exercised during the six months ended July 1, 2006 was $6.3 million. The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on the Company’s closing stock price of $9.53 as of July 1, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 1, 2006 was 9.3 million.

During the three months ended July 1, 2006, the Company received cash from the exercise of stock options totaling $8.0 million and received cash of $0.7 million in employee contributions to the Entegris, Inc. Employee Stock Purchase Plan. There was no excess tax benefit for the tax deductions related to stock options and restricted stock awards during the quarter ended July 1, 2006.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company’s employ prior to the lapse of the restrictions. The value of such stock was established by the market price on the date of the grants. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally four years, using graded vesting. A summary of the Company’s restricted stock activity as of July 1, 2006 and changes during the six months ended July 1, 2006 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Unvested, beginning of period	1,526	$11.03	3.1
Granted	1,123	$10.46
Vested	(258)	$11.23
Forfeited	(41)	$10.88

Unvested, end of period	2,350	$10.38	2.8

During the first six months of 2006, Entegris, Inc. also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans to certain officers and other key employees. Up to 0.9 million shares, 25% of which will be awarded each of the next four years, if and to the extent that financial performance criteria for fiscal years 2006 through 2009 are achieved. The number of performance shares earned in a given year may vary based on the level of achievement of financial performance objectives for that year. If the Company’s performance for a year fails to achieve the specified performance threshold, then the performance shares allocated to that year are forfeited. Each annual tranche will have its own service period beginning at the date (the grant date) at which the Board of Directors establishes the annual performance targets for the applicable year. Once earned, Performance Shares are fully vested with no restrictions. Compensation expense to be recorded in connection with the Performance Shares will be based on the grant date fair value of the Company’s common stock. Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan under SFAS 123(R) for the three months ended July 1, 2006 that was allocated as follows (in thousands):

Six Months Ended July 1, 2006
Cost of sales	$1,500

Engineering, research and development	120
Selling, general and administrative	6,726

Share-based compensation expense included in operating expenses	6,846

Share-based compensation expense	8,346
Tax benefit	3,138

Share-based compensation expense, net of tax	$5,208

Share-based compensation expense recognized for the three and six months ended July 2, 2005 was $0.6 million and $1.1 million, respectively.

As of July 1, 2006 total compensation cost related to nonvested stock options and restricted stock awards not yet recognized was $19.3 million that is expected to be recognized over the next 14.7 months on a weighted-average basis. These figures exclude restricted stock awards for which performance criteria have yet to be determined and, accordingly, grant dates for those awards have not been established.

No stock option grants were made to employees during the six months ended July 1, 2006. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation (in thousands, except per share data).

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net income, as reported	$5,670	$12,739
Add share-based compensation expense included in reported net earnings, net of tax of $217 and $431, respectively	360	714
Deduct share-based compensation expense under the fair value based method for all awards, net of tax	(1,620)	(3,263)

Pro forma net earnings	$4,410	$10,190

Basic earnings per common share, as reported	$0.08	$0.17
Pro forma basic earnings per common share	$0.06	$0.14

Diluted earnings per common share, as reported	$0.07	$0.17
Pro forma diluted earnings per common share	$0.06	$0.13

For employee stock options granted during the six months ended July 2, 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average fair value of options granted during the first six months of 2005 was $6.27.

4. INVENTORIES

Inventories consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Raw materials	$32,813	$27,998
Work-in process	6,255	3,926
Finished goods	61,267	37,051
Supplies	593	560

Total inventories	$100,928	$69,535

5. EARNINGS PER SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (in thousands).

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Basic earnings per share-weighted common shares outstanding	137,445	73,544	137,167	73,484
Weighted common shares assumed upon exercise of stock options	3,176	2,058	3,345	2,049

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	140,621	75,602	140,512	75,533

6. INTANGIBLE ASSETS AND GOODWILL

As of July 1, 2006, goodwill amounted to $401.5 million, about $2.8 million lower than the balance at December 31, 2005. The decrease mainly reflected changes to goodwill in connection with various purchase price adjustments related to the August 2005 Mykrolis acquisition. The Mykrolis purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets, except for certain tax matters, is expected to be completed in the third calendar quarter of 2006.

The changes to the carrying amount of goodwill for the six months ended July 1, 2006 are as follows:

(In thousands)	Six Months Ended July 1, 2006
Beginning of period	$404,300
Adjustments to Mykrolis purchase price allocation	(2,867)
Foreign currency translation adjustment	101

End of period	$401,534

Other intangible assets, net of amortization, of $80.0 million as of July 1, 2006, are being amortized over useful lives ranging from 2 to 10 years and are as follows (in thousands):

	As of July 1, 2006
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,978	$10,253	$7,725
Unpatented technology	9,844	4,968	4,876
Developed technology	38,500	7,714	30,786
Trademarks and trade names	9,000	2,061	6,939
Customer relationships	28,000	2,761	25,239
Employment and noncompete agreements	5,818	4,613	1,205
Other	6,017	3,230	2,787

	$115,157	$35,600	$79,557

Aggregate amortization expense for the three and six months ended July 1, 2006 amounted to $4.5 million and $9.1 million, respectively. Estimated amortization expense for calendar years 2006 to 2010 and thereafter is approximately $18.2 million (including amortization of $9.1 million recorded for the six months ended July 1, 2006), $17.8 million, $16.0 million, $13.9 million, $8.5 million and $14.1 million, respectively.

7. WARRANTY

The following table summarizes the activity related to the product warranty liability for the three months and six months ended July 1, 2006 and July 2, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Balance at beginning of period	$2,298	$2,084	$2,111	$2,069
Accrual for warranties during the period	361	568	1,078	1,087
Adjustment of unused previously recorded accruals	(337)	(650)	(409)	(730)
Settlements during the period	(558)	(432)	(1,016)	(856)

Balance at end of period	$1,764	$1,570	$1,764	$1,570

8. RESTRUCTURING COSTS

On November 29, 2005, the Company announced that during 2006 it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In addition, the Company is moving its Bad Rappenau administrative center to Dresden, Germany. In connection with these actions, the Company expects estimated charges of $6.6 million for employee severance and retention costs (generally over the employees’ required remaining term of service) and asset impairment and accelerated depreciation.

Restructuring costs for the three and six months ended July 1, 2006 totaled $1.8 million and $4.3million, respectively. These amounts consisted of $1.6 million and $3.4 million, respectively, for severance and retention, mainly classified as selling, general and administrative expense, and $0.1 million and $0.9 million, respectively, for other costs, primarily fixed asset write-offs and accelerated depreciation, classified in cost of sales.

For the six months ended July 1, 2006, the Company’s provisions and payments associated with the employee severance and retention costs of the Bad Rappenau restructuring activity were as follows:

Employee-related costs
Balance at December 31, 2005	$568
Provision	3,407
Payments	(2,482)

Balance at July 1, 2006	$1,493

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainly in Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 28 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, the Company has not yet determined the impact on its financial statements, if any, of adopting the provisions of FIN 48.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that purify, protect and transport the critical materials used in technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and other high-technology industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe.

Effective August 6, 2005 Entegris, Inc., a Minnesota corporation, and Mykrolis Corporation, a Delaware corporation, completed a strategic merger of equals transaction, pursuant to which they were each merged into a new Delaware corporation named Entegris, Inc. to carry on the combined businesses. The transaction was accounted for as an acquisition of Mykrolis by Entegris.

With the merger with Mykrolis Corporation, the Company added liquid and gas filters, liquid delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process to its materials integrity management product offerings. This combined offering represents a diverse product portfolio that includes more than 13,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Entegris’ materials integrity management products purify, protect and transport critical materials in the semiconductor manufacturing process.

Effective December 13, 2005, the Company changed its fiscal year-end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31. The Company’s new fiscal quarters consist of 13 week periods that end on Saturday. The Company’s fiscal quarters in 2006 end on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Unaudited information for the three and six months ended July 1, 2006, the comparable periods of 2005, and the financial position as of July 1, 2006 and December 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period August 28, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s fiscal year ending December 31, 2006.

Forward-Looking Statements

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties as described in the cautionary note below. These forward-looking statements could differ materially from actual results. Except as required by law, the Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes, which are included elsewhere in this report.

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

Overall Summary of Financial Results for the Three and Six Months Ended July 1, 2006

For the three months ended July 1, 2006, net sales increased 104% to $180.7 million from the comparable period last year, principally driven by the inclusion of sales of approximately $81 million from Mykrolis. The sales comparison is adversely affected by approximately $2.7 million due to the year-over-year weakening of international currencies versus the U.S. dollar over the period, most notably the Japanese yen. Sales were up 15% on a sequential basis over the first quarter of calendar 2006. Reflecting the year-over-year sales increase, the Company reported higher gross profit and improved gross margins.

For the six-month period ended July 1, 2006, net sales increased 94% to $338.4 million from the comparable period last year, principally driven by the inclusion of sales of approximately $153 million from Mykrolis. The sales comparison is adversely affected by approximately $6.2 million due to the year-over-year weakening of international currencies versus the U.S. dollar. Primarily due to the year-over-year sales increase, the Company reported higher gross profit and improved gross margins.

The Company’s selling, general and administrative (SG&A) costs increased by $28.3 million and $56.4 million for the three-month and six-month periods, respectively, which was mainly the result of the Mykrolis merger. These costs included the addition of SG&A expenses associated with Mykrolis’ infrastructure and increased amortization of intangibles and costs incurred by the Company in connection with the integration activities associated with the merger.

The Company reported income from continuing operations of $18.4 million for the three-month period compared to income from continuing operations of $6.4 million in the year ago three-month period, while income from continuing operations of $28.2 million for the six-month period compared to income from continuing operations of $14.2 million in the year ago six-month period.

During the six months ended July 1, 2006, the Company generated cash of $26.9 million from operations as the cash generated by the Company’s net earnings and non-cash charges exceeded increases in accounts receivable and inventory. Cash, cash equivalents and short-term investments were $311 million at July 1, 2006, compared with $274 million at December 31, 2005.

On September 12, 2005, the Company announced that it would divest its gas delivery, life science and tape and reel product lines. The life science and tape and reel product lines divestitures were completed in December 2005; the gas delivery divestiture was completed in February 2006 for net proceeds of $13.1 million. The assets and liabilities, and operating results of, the businesses divested have been classified as discontinued operations for all periods presented.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.8 million and $1.4 million at July 1, 2006 and December 31, 2005, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At July 1, 2006 and December 31, 2005, the Company’s reserve for sales returns and allowances was $1.6 million and $1.3 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $11.2 million and $8.1 million at July 1, 2006 and December 31, 2005, respectively.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried a valuation allowance of $0.6 million and $2.2 million against its deferred tax assets at July 1, 2006 and December 31, 2005, respectively, in connection with a portion of a capital loss carryforward that more likely than not will not be realized. The change in the valuation allowance resulted from the resolution of a matter with respect to the characterization of certain gains and losses.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or unrecognized defects in products sold. At July 1, 2006 and December 31, 2005, the Company’s accrual for estimated future warranty costs was $1.8 million and $2.1 million, respectively.

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

Share-based Compensation Expense

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended July 1, 2006 was $4.1 million and $8.3 million, respectively, which consisted of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan, as well as share-based compensation expense related to the Mykrolis acquisition.

Under SFAS 123(R), the Company must estimate the value of employee stock options and restricted stock on the date of grant. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Restricted stock and restricted stock unit awards are valued based on the Company’s stock price on the date of grant.

Because share-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended July 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three and Six Months Ended July 1, 2006 Compared to Three and Six Months Ended July 2, 2005

The following table compares quarterly results with year-ago results, as a percent of sales, for each caption.

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.8	59.9	52.7	58.8

Gross profit	48.2	40.1	47.3	41.2
Selling, general and administrative expenses	28.8	26.7	30.7	27.3
Engineering, research and development expenses	5.7	5.6	5.7	4.8

Operating income	13.8	7.9	10.8	9.1
Interest income, net	1.0	0.8	1.2	0.7
Other income, net	0.4	1.2	0.5	1.7

Income before income taxes and other items below	15.3	9.9	12.5	11.5
Income tax expense	5.2	2.6	4.2	3.2
Equity in net (income) loss of affiliates	(0.1)	0.1	(0.1)	0.1

Income from continuing operations	10.2	7.2	8.3	8.2

Effective tax rate	33.8%	26.6%	33.5%	28.1%

Net sales Net sales were $180.7 million for the three months ended July 1, 2006, up 104% compared to $88.8 million in the three months ended July 2, 2005. Sales from Mykrolis operations were approximately $81 million and accounted for 88% of the overall year-over-year increase. On a geographic basis, total sales to North America were 30%, Asia Pacific 32%, Europe 16% and Japan 22% for the second quarter.

Sequentially, sales for the quarter were 15% higher than the first quarter of fiscal 2006. Net sales for the first six months of fiscal 2006 were $338.4 million, up 94% from $174.4 million in the comparable year-ago period. Sales from Mykrolis operations were approximately $153 million and accounted for 93% of the overall year-over-year increase.

Net sales for the three months and six months ended July 1, 2006 included unfavorable foreign currency effects, primarily related to the weakening of international currencies versus the U.S. dollar, most notably the Japanese yen, in the amounts of $2.7 million and $6.2 million, respectively.

Demand drivers for the Company’s business primarily are comprised of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Both unit-driven and capital-driven sales increased as compared with the first quarter of 2006 and the prior year comparable period.

Sales of unit driven products represented 58% of sales and capital-driven products represented 42% of total sales in the quarter ended July 1, 2006. This ratio compares to a 59%/41% unit-driven vs. capital-driven split for the prior three months ended April 1, 2006 and a 63%/37% ratio for the three months ended December 2005.

Sales of unit-driven products increased due to continued high levels of semiconductor fab utilization and production as well as strong demand for data storage components. Unit-driven products have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters, wafer shippers, chip trays and data storage components. Contributing to the growth in unit-driven products this past quarter were liquid filters used in the photolithography and wet, etch and clean processing, data storage components used to ship 65mm and 95mm disk drives and wafer shippers used to ship raw wafers, particularly at wafer sizes of 150mm and below.

Sales of capital driven products increased due to the continued strong demand for semiconductor fab capacity addition and new tool production over the first two quarters of 2006. These products include wafer process carriers as well as gas micro contamination control systems and fluid handling systems used in photolithography applications. Contributing to the growth in capital-driven products this past quarter were higher demand for liquid system dispense pumps used in the photolithography process, integrated liquid flow controllers used in various processes around the fab and gas micro contamination control products utilized in the continued deployment of advanced photolithography processes.

Gross profit Gross profit in the three months ended July 1, 2006 increased by $51.5 million to $87.1 million, an increase of 144% from the $35.6 million for the three months ended July 2, 2005. The gross margin percentage for the second quarter of 2006 was 48.2% versus 40.1% for the three months ended July 2, 2005.

For the first six months of 2006, gross profit was $160.1 million, up 123% from $71.9 million recorded in the first six months of 2005. As a percentage of net sales, gross margins for the third quarter and first six months of the year were 47.3% compared to 41.2% in the comparable period a year ago.

The gross profit increases for both the three-month and six-month period were mainly due to the addition of the Mykrolis operation, particularly the inclusion of sales of gas micro contamination and liquid micro contamination product lines as these products typically carry higher gross margins than the Company’s other products. The Company benefited also from improved sales levels resulting in improved utilization of its manufacturing facilities. Although prices for raw materials were relatively stable sequentially, on a year-over-year basis the Company’s gross margin was affected by higher material costs for certain products.

Gross profit in 2006 was reduced by costs of $0.2 million and $2.3 million associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan for the second quarter and year-to-date, respectively. Offsetting these charges to the year-to-date 2006 gross profit was a gain of $0.7 million on the sale of a facility during the second quarter.

During 2005, the Company realigned some of its production and administrative activities. Out-of-pocket expenses of $0.2 million were incurred in the second quarter of 2005. In addition, the Company recorded $0.8 million in accelerated depreciation associated with assets sold or abandoned at the completion of the realignment activities in the second quarter.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $28.3 million, or 119%, to $52.0 million in the three months ended July 1, 2006, up from $23.7 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, rose to 28.8% from 26.7% a year earlier. On a year-to-year basis, SG&A expenses rose by $56.4 million, or 118% to $104.0 million compared to $47.6 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, increased to 30.7% from 27.3% a year ago.

The increases in SG&A costs reflect the addition of SG&A expenses associated with Mykrolis’ infrastructure and increased amortization of intangibles ($3.5 million for the quarter, $7.0 million year-to-date), as well as costs incurred by the Company in connection with the integration activities associated with the Mykrolis merger ($2.8 million for the quarter; $6.4 million year-to-date). The costs included in the latter category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. The quarter and year-to-date increases in SG&A expenses also include incremental share-based compensation expense of $2.8 million and $5.8 million, respectively.

As expected, the Company incurred higher than normal SG&A costs through the middle of calendar 2006, primarily as a result of integration costs and related severance and retention costs. Although on a year-over-year basis, the Company expects that overall SG&A costs will be higher as the Company will have a full year of sales and operating expenses related to Mykrolis’ operations, the Company expects that SG&A costs in the latter half of calendar 2006 will decline from the level of the two most recent quarters as a result of combining various sales, marketing and other corporate functions.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses rose by $5.3 million, or 107%, to $10.2 million in the second quarter of fiscal 2006 as compared to $4.9 million for the same period in fiscal 2005. ER&D expenses increased $11.0 million, or 130% to $19.4 million in the first six months of 2006 as compared to $8.4 million in the year-ago period. The increases mainly reflect the inclusion of Mykrolis ER&D expenses. Year-to-date ER&D expenses, as a percent of net sales, increased to 5.7% from 4.8%. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income was $1.9 million in the three months ended July 1, 2006 compared to $0.7 million in the year-ago period. Net interest income was $3.9 million in the first six months of 2006 compared to $1.2 million in year-ago period.

The increases reflect the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period, associated in part with the cash and short-term investments acquired in the Mykrolis merger.

Income tax expense The Company recorded income tax expense of $9.3 million for the second quarter of 2006 compared to income tax expense of $2.3 million for the second quarter a year earlier. For the first six months of 2006, the Company booked income tax expense of $14.1 million compared to income tax expense of $5.6 million in the comparable period in fiscal 2005.

The effective tax rate was 33.5% in the six-month 2006 period compared to 28.1% in the six-month 2005 period. In both periods, the Company’s tax rate was lower than statutory rates due to the benefits associated with export activities and tax holidays.

Discontinued operations The Company’s businesses classified as discontinued operations recorded nominal net operating losses in the three-month and six-month periods ended July 1, 2006. The year-to-date results of income from discontinued operations included a tax benefit of $1.6 million recorded in the first quarter of 2006 related to the change in the deferred tax asset valuation allowance resulting from the resolution of a matter with respect to the characterization of certain gains and losses.

Net income The Company recorded net income of $18.2 million, or $0.13 per diluted share, in the three-month period ended July 1, 2006 compared to net income of $5.7 million, or $0.07 per diluted share, in the three-month period ended July 2, 2005. The net earnings from continuing operations for the three-month period were $18.4 million, or $0.13 per diluted share, compared to net income of $6.4 million, or $0.08 per diluted share, in the year ago period.

For the six months ended July 1, 2006, the Company recorded net income of $29.5 million, or $0.21 per diluted share, compared to net income of $12.7 million, or $0.17 per diluted share, in the comparable period a year ago. The net earnings from continuing operations for the six-month period were $28.2 million, or $0.20 per diluted share, compared to net income of $14.2 million, or $0.19 per diluted share, in the year ago period. The after-tax earnings of discontinued operations in the first quarter of 2006 included a tax benefit of $1.6 million associated with a decrease in the company’s deferred tax asset valuation allowance.

Liquidity and Capital Resources

Operating activities Cash provided by operating activities totaled $26.9 million in the six months ended July 1, 2006. Cash flow was provided by the Company’s net earnings from continuing operations of $28.2 million and various non-cash charges, including depreciation and amortization of $22.6 million, and share-based compensation expense of $8.3 million. Offsetting such items was the impact of changes in operating assets and liabilities, including receivables and inventory increases aggregating $50.4 million.

Working capital at July 1, 2006 stood at $459.6 million, up from $394.4 million as of December 31, 2005, and included $311.3 million in cash, cash equivalents and short-term investments.

Accounts receivable, net of foreign currency translation adjustments, increased by $21.4 million, reflecting the increase in sales from the previous quarter. The Company’s days sales outstanding stood at 67 days compared to 69 days at the beginning of the period. Inventories rose by $29.0 million from December 31, 2005 due to a general increase in production activity associated with higher order and sales levels, increases in inventories at various locations worldwide related to a change in distribution model and in order to improve customer delivery times, and the build of inventories in anticipation of certain manufacturing consolidation activities.

Investing activities Cash flow used in investing activities totaled $26.2 million in the six-month period ended July 1, 2006. Acquisition of property and equipment totaled $13.4 million, primarily for additions of facility expansions, manufacturing equipment, tooling and information systems. The Company expects total capital expenditures of approximately $35 million for calendar 2006.

The company made purchases of short-term investments, net of maturities, of $15.4 million during the period. Short-term investments stood at $146.9 million at July 1, 2006.

Financing activities Cash provided by financing activities totaled $5.9 million during the six-month period ended July 1, 2006. The Company made payments of $2.8 million on borrowings. No proceeds from new borrowings were received during the quarter. The Company received proceeds of $8.7 million in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

As of July 1, 2006, the Company’s sources of available funds comprised $164.4 million in cash and cash equivalents, $146.9 million in short-term investments, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at July 1, 2006 and lines of credit with three international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $6.2 million. There were no borrowings outstanding on these lines of credit at July 1, 2006.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of July 1, 2006, was $277 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75 million.

At July 1, 2006, the Company’s shareholders’ equity stood at $1,064.6 million, up from $1,012.8 million at the beginning of the period. This increase reflected the Company’s net earnings of $29.5 million, the proceeds of $8.7 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $8.3 million associated with the Company’s share-based compensation expense recorded during the period.

The Company expects to incur total expenses of up to $35 million in connection with the integration activities resulting from its August 2005 merger with Mykrolis, of which $32 million (approximately $25 million through December 31, 2005 and approximately $7 million in the six months ended July 1, 2006) was recorded through July 1, 2006. Entegris expects that upon completion of the integration activities the combined operations following the merger will ultimately provide annualized cost savings of approximately $20 million. The Company believes these cost synergies to be largely in place as of July 1, 2006.

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

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) risks associated with the challenges of integration, restructuring, manufacturing transfers, and achieving anticipated synergies associated with the merger of the Company with Mykrolis as well as with other acquisition and divestiture transactions; (ii) inability to meet rapidly increasing customer demand associated with an increase semiconductor industry spending; (iv) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (v) insufficient, excess or obsolete inventory; (vi) competitive factors, including but not limited to pricing pressures; and (vii) the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005 under the headings “Risks Relating to our Business and Industry”, “Risks Associated with our Merger”, “Manufacturing Risks”, “International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at July 1, 2006 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net interest income by approximately $1.9 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At July 1, 2006, the Company was party to forward contracts to deliver Japanese yen, Taiwanese dollars, Singapore dollars, Malaysian ringgit, Korean won and Euros with notional values of approximately $13.4 million, $20.9 million, $2.5 million, $6.6 million, $3.4 million and $13.0 million, respectively.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 1, 2006. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of July 1, 2006.

(b) Changes in internal control over financial reporting. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above. As previously reported, the Company completed the integration of the former Mykrolis financial system operations onto the Company’s SAP ERP platform during the first quarter ended April 1, 2006. The Company continues to evaluate the associated financial reporting controls to ensure the operating effectiveness of these controls.

As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on November 22, 2005, in connection with the Company’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting as of August 27, 2005. This material weakness generally involved the failure of the Company to have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of August 27, 2005, based on the criteria established in “Internal Control - Integrated Framework” issued by COSO. The Company’s registered independent public accounting firm concurred with management’s conclusion as to this material weakness as of August 27, 2005.

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

Although the Company’s remediation efforts were considered complete as of December 31, 2005, the Company’s material weakness will not be considered remediated until the new internal controls have been able to be tested for operating effectiveness. As of July 1, 2006, a significant purchase accounting transaction had not been made since the material weakness was identified. Therefore, the remediated controls related to the material weakness have been unable to be tested, and management and the Company’s registered independent public accounting firm have not been able to conclude that these controls are operating effectively.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of July 1, 2006. Information with respect to legal proceedings pending as of the end of the Company’s fiscal year ended August 27, 2005 appears in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005.

On April 6, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,021,667 by certain fluid separation systems and related assemblies used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products. This case is currently in the pleading stage.

As previously disclosed, on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by certain fluid separation systems and related assemblies used in photolithography applications manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of any infringing product. On April 30, 2004, the Court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On January 18, 2005, the Court issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005, based on certain prior art cited by Pall which it alleged raised questions as to the validity of the patents in suit. On February 17, 2005, the Company filed notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt and the award of attorneys’ fees; these cross appeals are pending.

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by two of the Company’s filtration products. Both products and their predecessor products have been on the market for more than 10 years and one is covered by patents held by the Company. The Company believes that this action is without merit and intends to vigorously defend this suit and believes that it will ultimately prevail.

As previously disclosed, on June 28, 2005, the Company’s predecessor, Entegris, Inc., a Minnesota corporation, filed a lawsuit against Miraial Co. Ltd. in the United States District Court for the District of Minnesota alleging the infringement, contributory infringement or inducement to infringe of five of the Company’s U.S. patents relating to containers for transporting and storing silicon wafers used in the manufacture of semiconductors. On October 28, 2005 this case was transferred to the U.S. District Court for the Southern District of New York by stipulation of the parties. Effective May 25, 2006, Entegris, Inc. and Miraial Co. Ltd. entered into a Settlement and License Agreement with respect to this suit. Pursuant to this settlement agreement, on June 5, 2006 the parties filed a Stipulation and Proposed Order of Dismissal with the Court providing for the dismissal with prejudice of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on June 14, 2006. The only item submitted to the vote of security holders at that meeting was the election of ten nominees as directors each to serve for a one year term expiring at the 2007 Annual Meeting of Stockholders. As of the record date for this meeting, April 28, 2006, there were 139,167,429 shares of the Company’s Common Stock issued and outstanding; proxies representing 132,689,187 shares were received. Set forth below is a tabulation of the votes cast for, against or withheld as well as broker non-votes and/or abstentions with respect to each nominee:

	Number of Shares
	For	Withheld
Election of Class III Directors:
Gideon Argov	122,975,506	9,713,681
Michael A. Bradley	116,927,307	15,761,880
Michael P.C. Carns	123,156,920	9,532,267
Daniel W. Christman	120,030,005	12,659,182
James E. Dauwalter	120,954,354	11,734,833
Gary K. Klingl	123,242,815	9,446,372
Roger D. McDaniel	119,907,304	12,781,883
Paul L.H. Olson	118,407,686	14,281,501
Thomas O. Pyle	121,553,316	11,135,871
Brian F. Sullivan	121,511,975	11,177,212

Item 6. Exhibits

10.1	Tenth Amendment to Credit Agreement, dated as of February 25, 2005, among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Harris Trust and Savings Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: August 8, 2006	/s/ John D. Villas
John D. Villas
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)