Form 10-Q
period 2006-09-30
ENTEGRIS INC
filed 2006-11-06
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant’s Telephone Number (952) 556-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.01 Par Value	132,099,186

ENTEGRIS, INC., AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$118,732	$142,838
Short-term investments	109,785	131,565
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,832 and $1,434	130,443	111,058
Inventories	104,816	69,535
Deferred tax assets	26,657	26,078
Assets of discontinued operations and other assets held for sale	2,461	14,655
Other current assets	6,852	10,635

Total current assets	499,746	506,364

Property, plant and equipment, net of accumulated depreciation of $186,095 and $186,856	118,906	120,323

Other assets:
Goodwill	402,964	404,300
Other intangible assets, net	74,998	89,244
Deferred tax assets	9,982	10,614
Other	12,117	12,301

Total assets	$1,118,713	$1,143,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$540	$797
Short-term borrowings	—	2,290
Accounts payable	23,931	33,585
Accrued liabilities	54,170	59,482
Income taxes payable	32,509	15,775

Total current liabilities	111,150	111,929

Long-term debt, less current maturities	3,094	3,383
Pension benefit obligation and other liabilities	16,566	15,015

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 132,851,847 and 136,043,921	1,329	1,360
Additional paid-in capital	788,352	809,012
Prepaid forward contract for share repurchase	(18,182)	—
Retained earnings	218,736	206,936
Accumulated other comprehensive loss	(2,332)	(4,489)

Total shareholders’ equity	987,903	1,012,819

Total liabilities and shareholders’ equity	$1,118,713	$1,143,146

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Sales to non-affiliates	$171,262	$121,264	$509,625	$290,751
Sales to affiliates	—	—	—	4,939

Net sales	171,262	121,264	509,625	295,690
Cost of sales	95,000	83,903	273,296	186,398

Gross profit	76,262	37,361	236,329	109,292
Selling, general and administrative expenses	43,672	50,652	147,717	98,288
Engineering, research and development expenses	9,840	8,045	29,235	16,476

Operating income (loss)	22,750	(21,336)	59,377	(5,472)
Interest income, net	2,846	1,244	6,765	2,490
Other income (loss), net	702	(926)	2,296	1,984

Income (loss) before income taxes	26,298	(21,018)	68,438	(998)
Income tax expense (benefit)	8,468	(9,122)	22,585	(3,501)
Equity in net (income) loss of affiliates	(93)	49	(288)	219

Income (loss) from continuing operations	17,923	(11,945)	46,141	2,284
(Loss) income from discontinued operations	(102)	(6,100)	1,226	(7,591)

Net income (loss)	$17,821	$(18,045)	$47,367	$(5,307)

Basic earnings (loss) per common share:
Continuing operations	$0.13	$(0.11)	$0.34	$0.03
Discontinued operations	—	(0.05)	0.01	(0.09)

Net income (loss)	$0.13	$(0.16)	$0.35	$(0.06)

Diluted earnings (loss) per common share:
Continuing operations	$0.13	$(0.11)	$0.33	$0.03
Discontinued operations	—	(0.05)	0.01	(0.09)

Net income (loss)	$0.13	$(0.16)	$0.34	$(0.06)

Weighted shares outstanding:
Basic	135,538	111,542	136,624	86,170
Diluted	138,921	111,542	139,981	86,170

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Prepaid forward contract for share repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	73,774	$738	$155,362	$(3,903)	—	$222,437	$5,524	$380,158
Shares issued under employee stock plans	1,093	11	5,933	—	—	—	—	5,944
Deferred compensation related to restricted stock awards	—	—	17,624	(17,624)	—	—	—	—
Reclassification upon adoption of SFAS No. 123 (R)	—	—	(21,906)	21,906	—	—	—	—
Compensation earned in connection with restricted stock awards	—	—	4,085	3,763	—	—	—	7,848
Shares issued in connection with prior year acquisition	37	—	437	—	—	—	—	437
Shares issued in connection with Mykrolis acquisition	60,785	608	603,152	—	—	—	—	603,760
Value of options assumed in connection with Mykrolis acquisition	—	—	33,407	—	—	—	—	33,407
Deferred compensation recorded in connection with Mykrolis acquisition	—	—	—	(4,142)	—	—	—	(4,142)
Tax benefit associated with employee stock plans	—	—	821	—	—	—	—	821
Foreign currency translation adjustments	—	—	—	—	—	—	(4,100)	(4,100)	(4,100)
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	153	153	153
Reclassification adjustment for gain on sale of equity investment	—	—	—	—	—	—	(1,584)	(1,584)	(1,584)
Net loss	—	—	—	—	—	(5,307)	—	(5,307)	(5,307)

Total comprehensive loss									$(10,838)

Balance at October 1, 2005	135,689	$1,357	$798,915	—	—	$217,130	$(7)	$1,017,395

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Prepaid forward contract for share repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2005	136,044	$1,360	$809,012	—	—	$206,936	$(4,489)	$1,012,819
Shares issued under employee stock plans	4,461	46	13,130	—	—	—	—	13,176
Stock-based compensation expense	—	—	11,744	—	—	—	—	11,744
Repurchase in process, and repurchase and retirement of common stock	(7,653)	(77)	(46,174)	—	(18,182)	(35,567)	—	(100,000)
Tax benefit associated with stock plans	—	—	640	—	—	—	—	640
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	338	338	$338
Foreign currency translation adjustments	—	—	—	—	—	—	1,819	1,819	1,819
Net income	—	—	—	—	—	47,367	—	47,367	47,367

Total comprehensive income									$49,524

Balance at September 30, 2006	132,852	$1,329	$788,352	—	$(18,182)	$218,736	$(2,332)	$987,903

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended
	September 30, 2006	October 1, 2005
Operating activities:
Net income (loss)	$47,367	$(5,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,226)	7,591
Depreciation and amortization	33,007	21,733
Share-based compensation expense	11,744	7,848
Charge for fair value mark-up of acquired inventory sold	—	13,873
Provision for doubtful accounts	448	102
Provision for deferred income taxes	1,087	(5,088)
Tax benefit from employee stock plans	640	821
Equity in net (income) loss of affiliates	(288)	219
(Gain) loss on disposal of property and equipment	(1,776)	300
Gain on sale of equity investment	—	(2,914)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(18,400)	(5,227)
Trade accounts receivable from affiliate	—	3,188
Inventories	(34,327)	2,868
Accounts payable and accrued liabilities	(15,371)	(11,853)
Other current assets	3,832	899
Income taxes payable and refundable income taxes	16,419	(12,043)
Other	4,658	3,385

Net cash provided by operating activities	47,814	20,395

Investing activities:
Acquisition of property and equipment	(20,606)	(16,404)
Acquisition of businesses, net of cash acquired	—	(9,744)
Proceeds from sale of property and equipment	3,841	111
Proceeds from sale of equity investment	—	5,020
Purchases of short-term investments	(110,908)	(94,453)
Proceeds from sale or maturities of short-term investments	132,472	77,195
Cash and cash equivalents acquired through acquisition of Mykrolis	—	97,498
Other	(862)	—

Net cash provided by investing activities	3,937	59,223

Financing activities:
Principal payments on short-term borrowings and long-term debt	(2,860)	(7,968)
Proceeds from short-term borrowings and long-term debt	—	8,153
Repurchase in process, and repurchase and retirement of common stock	(100,000)	—
Issuance of common stock	13,176	5,944

Net cash (used in) provided by financing activities	(89,684)	6,129

Discontinued Operations (Revised - See Note 1):
Net cash provided by operating activities	1,226	397
Net cash provided by (used in) investing activities	13,063	(520)

Net cash provided by (used in) discontinued operations	14,289	(123)

Effect of exchange rate changes on cash and cash equivalents	(462)	(215)

(Decrease) increase in cash and cash equivalents	(24,106)	85,409
Cash and cash equivalents at beginning of period	142,838	83,457

Cash and cash equivalents at end of period	$118,732	$168,866

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Delaware in June 2005 under the name Eagle DE, Inc. (Eagle DE) as a wholly owned subsidiary of Entegris, Inc., a Minnesota corporation (Entegris Minnesota). Effective August 6, 2005, Entegris Minnesota and Mykrolis Corporation, a Delaware corporation, completed a strategic merger of equals transaction, pursuant to which they were each merged into the Company to carry on the combined businesses. Pursuant to the merger the Company’s name was changed to Entegris, Inc. The stock-for-stock transaction was accounted for under the purchase method of accounting as an acquisition of Mykrolis by the Company.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of September 30, 2006 and December 31, 2005, the results of operations and shareholders’ equity and comprehensive income, and cash flows for the three and nine months ended September 30, 2006 and October 1, 2005.

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

Effective December 13, 2005, the Company changed its fiscal year-end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to a fiscal year ending December 31. The Company’s new fiscal quarters consist of 13 week periods that end on Saturday. The Company’s fiscal quarters in 2006 end on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Unaudited information for the three and nine months ended September 30, 2006, the comparable period of 2005, and the financial position as of September 30, 2006 and December 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period August 28, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s fiscal year ending December 31, 2006.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 27, 2005 and Form 10-Q for the four-month transition period ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2. DISCONTINUED OPERATIONS

On September 12, 2005, the Company announced that it would divest its gas delivery, life science and tape and reel product lines. The gas delivery products included mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the semiconductor manufacturing process. The life sciences products included stainless steel clean in place systems for life sciences applications. Tape and reel products included the Stream™ product line, which is a packaging system designed to protect and transport microelectronic components, while enabling the high-speed automated placement of the components onto printed circuit boards used for electronics.

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

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	—	$7,819	$3,403	$11,382

Loss from discontinued operations, before income taxes	$(164)	$(8,718)	$(606)	$(11,107)
Income tax benefit	62	2,618	1,832	3,516

Income (loss) from discontinued operations, net of taxes	$(102)	$(6,100)	$1,226	$(7,591)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 28, 2005. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated to reflect, and did not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3.4 million and $11.7 million, respectively. Share-based compensation expense of $6.7 million and $7.8 million, respectively, for the three and nine months ended October 1, 2005 was mainly related to restricted stock grants that the Company had been recognizing under previous accounting standards.

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

Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of August 27, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Share-based payment awards in the form of restricted stock awards for 1.1 million shares were granted to employees during the nine months ended September 30, 2006, with no shares granted during the third quarter. Share-based payment awards in the form of stock awards subject to performance conditions for up to 0.9 million shares were also granted to certain employees during the nine months ended September 30, 2006, with no shares granted during the third quarter. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 27, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted subsequent to August 27, 2005 will be recognized using the straight-line single-option method. Since share-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods through August 27, 2005, the Company accounted for forfeitures as they occurred.

There were share-based awards of 19,000 stock options and 1.5 million restricted shares made to employees during the nine months ended October 1, 2005. Prior to August 28, 2005, the Company used the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors and forfeitures.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4,000,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan under SFAS 123(R). As of September 30, 2006, 1.1 million shares had been issued under the ESPP. During the nine-month periods ended September 30, 2006 and October 1, 2005, the Company issued 0.1 million and 0.2 million shares, respectively under the ESPP. At September 30, 2006, 2.9 million shares were available for issuance under the ESPP.

Employee Stock Option Plans

As of September 30, 2006, the Company had five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan), the Entegris, Inc. Outside Directors’ Option Plan (the Directors’ Plan) and three former Mykrolis stock option plans assumed by the Company on August 10, 2005: The 2001 Equity Incentive Plan (the 2001 Plan), the 2003 Employment Inducement and Acquisition Stock Option Plan (the Employment Inducement Plan) and the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors Plan). At present, the Company intends to issue new common shares upon the exercise of stock options under each of these plans. The plans are described in more detail below.

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

2001 Plan: The 2001 Plan provides for the issuance of share-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. The 2001 Plan has a term of ten years. Under the 2001 Plan, the Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors. Under NASDAQ rules new grants and awards under the 2001 Plan may only be made to employees and directors of the Company who were employees or directors of Mykrolis prior to the merger or who were hired by the Company subsequent to the merger.

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

Millipore Plan

In addition to the Company’s plans, certain employees of the Company who were employees of Mykrolis were granted stock options under a predecessor’s share-based compensation plan. The Millipore 1999 Stock Incentive Plan (the Millipore Plan) provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of Millipore’s common stock on the date the option was granted and its term was generally ten years and vested over four years. Options granted to the Company’s employees under the Millipore Plan in the past were converted into options to acquire Mykrolis common stock pursuant to the spin-off of Mykrolis by Millipore, and then were converted into options to acquire the Company’s common stock pursuant to the merger with Mykrolis.

General Option Information

Option activity for the 1999 Plan and the Directors’ Plan for the nine months ended September 30, 2006 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	8,501	$7.35
Granted	—
Exercised	(1,110)	$5.50
Forfeited	(129)	$11.30

Options outstanding, end of period	7,262	$7.56	4.9	$25,810

Options exercisable	6,831	$7.59	4.7	$24,139

Option activity for the 2001 Plan, the Employment Inducement Plan, the 2001 Directors Plan and the Millipore plan for the nine months ended September 30, 2006 is summarized as follows (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	7,998	$8.53
Granted	—
Exercised	(770)	7.21
Forfeited	(448)	7.84

Options outstanding, end of period	6,780	$8.57	3.2	$16,189

Options exercisable	6,371	$8.59	3.1	$15,075

The total number of shares available for future grant under the Company’s stock option plans was 5.5 million at September 30, 2006.

For all plans, the total pretax intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $8.6 million. The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on the Company’s closing stock price of $10.91 as of September 30, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 10.5 million.

During the nine months ended September 30, 2006, the Company received cash from the exercise of stock options totaling $11.6 million and received cash of $1.6 million in employee contributions to the Entegris, Inc. Employee Stock Purchase Plan. There was no excess tax benefit recorded for the tax deductions related to stock options and restricted stock awards during the quarter ended September 30, 2006.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company’s employ prior to the lapse of the restrictions. The value of such stock is determined using the market price on the date of the grants. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally four years. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Accordingly, compensation expense for restricted stock awards granted on or prior to August 27, 2005 are recorded using the accelerated multiple-option approach, while compensation expense for restricted stock awards granted subsequent to August 27, 2005 are recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Unvested, beginning of period	1,526	$11.03	3.1
Granted	1,123	$10.46
Vested	(380)	$11.24
Forfeited	(74)	$10.70

Unvested, end of period	2,195	$10.33	2.4

During the first nine months of 2006, Entegris, Inc. also made awards of performance stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans to certain officers and other key employees. Up to 0.9 million shares, 25% of which will be awarded each of the next four years, if and to the extent that financial performance criteria for fiscal years 2006 through 2009 are achieved. The number of performance shares earned in a given year may vary based on the level of achievement of financial performance objectives for that year. If the Company’s performance for a year fails to achieve the specified performance threshold, then the performance shares allocated to that year are forfeited. Each annual tranche will have its own service period beginning at the date (the grant date) at which the Board of Directors establishes the annual performance targets for the applicable year. Once earned, Performance Shares are fully vested with no restrictions. Compensation expense to be recorded in connection with the Performance Shares will be based on the grant date fair value of the Company’s common stock. Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan under SFAS 123(R) for the nine months ended September 30, 2006 that was allocated as follows (in thousands):

Nine Months Ended September 30, 2006
Cost of sales	$2,250

Engineering, research and development	180
Selling, general and administrative	9,314

Share-based compensation expense included in operating expenses	9,494

Share-based compensation expense	11,744
Tax benefit	4,416

Share-based compensation expense, net of tax	$7,328

Share-based compensation expense recognized for the three and nine months ended October 1, 2005 was $6.7 million and $7.8 million, respectively.

As of September 30, 2006 total compensation cost related to nonvested stock options and restricted stock awards not yet recognized was $15.6 million that is expected to be recognized over the next 14.6 months on a weighted-average basis. These figures exclude restricted stock awards for which performance criteria have yet to be determined and, accordingly, grant dates for those awards have not been established.

No stock option grants were made to employees during the nine months ended September 30, 2006. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Pro Forma Information Under SFAS 123 for Periods Prior to Adoption of SFAS123

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation (in thousands, except per share data).

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net loss, as reported	$(18,045)	$(5,307)
Add share-based compensation expense included in reported net earnings, net of tax of $2,520 and $2,951, respectively	4,183	4,897
Deduct share-based compensation expense under the fair value based method for all awards, net of tax of $3,017 and $4,997 respectively	(5,009)	(8,272)

Pro forma net loss	$(18,871)	$(8,682)

Basic loss per common share, as reported	$(0.16)	$(0.06)
Pro forma basic loss per common share	$(0.17)	$(0.10)

Diluted loss per common share, as reported	$(0.16)	$(0.06)
Pro forma diluted loss per common share	$(0.17)	$(0.10)

For employee stock options granted during the period ended August 27, 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 75%, 3) a risk-free interest rate of 3.5% and 4) an expected life of 6 years. The weighted average fair value of options granted during the period was $6.27.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$34,101	$27,998
Work-in process	4,888	3,926
Finished goods	65,212	37,051
Supplies	615	560

Total inventories	$104,816	$69,535

5. EARNINGS PER SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Basic earnings per share-weighted common shares outstanding	135,538	111,542	136,624	86,170
Dilutive effect of employee stock plans	3,383	—	3,357	—
Diluted earnings per share-weighted common shares and common shares equivalent outstanding	138,921	111,542	139,981	86,170

6. INTANGIBLE ASSETS AND GOODWILL

As of September 30, 2006, goodwill amounted to $403.0 million, about $1.3 million lower than the balance at December 31, 2005. The decrease mainly reflected changes to goodwill in connection with various purchase price adjustments related to the August 2005 Mykrolis acquisition. The Mykrolis purchase price was preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets, except for certain tax matters, was completed in the third calendar quarter of 2006.

The changes to the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

(In thousands)	Nine Months Ended September 30, 2006
Beginning of period	$404,300
Adjustments to Mykrolis purchase price allocation	(1,212)
Foreign currency translation adjustment	(124)

End of period	$402,964

Other intangible assets, net of amortization, of $75.0 million as of September 30, 2006, are being amortized over useful lives ranging from 2 to 10 years and are as follows (in thousands):

(In thousands)	As of September 30, 2006
	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,978	$10,788	$7,190
Unpatented technology	9,844	5,214	4,630
Developed technology	38,500	9,867	28,633
Trademarks and trade names	9,000	2,636	6,364
Customer relationships	28,000	3,532	24,468
Employment and noncompete agreements	5,818	4,738	1,080
Other	6,017	3,384	2,633

	$115,157	$40,159	$74,998

Aggregate amortization expense for the three and nine months ended September 30, 2006 amounted to $4.6 million and $13.7 million, respectively. Estimated amortization expense for calendar years 2006 to 2010 and thereafter is approximately $18.3 million (including amortization of $13.7 million recorded for the nine months ended September 30, 2006), $17.8 million, $16.0 million, $13.9 million, $8.5 million and $14.1 million, respectively.

7. WARRANTY

The following table summarizes the activity related to the product warranty liability for the three months and nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Balance at beginning of period	$2,056	$1,570	$2,111	$2,069
Accrual for warranties during the period	737	887	1,815	1,974
Assumption of liability in connection with acquisition	—	1,152	—	1,152
Adjustment of unused previously recorded accruals	—	—	(117)	(730)
Settlements during the period	(454)	(836)	(1,470)	(1,692)

Balance at end of period	$2,339	$2,773	$2,339	$2,773

8. RESTRUCTURING COSTS

On November 29, 2005, the Company announced that during 2006 it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In addition, the Company is moving its Bad Rappenau administrative center to Dresden, Germany. In connection with these actions, the Company expects estimated charges of $7.0 million for employee severance and retention costs (generally over the employees’ required remaining term of service) and asset impairment and accelerated depreciation.

Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $0.4 million and $4.6 for the three and nine months ended September 30, 2006, respectively. Other costs of $0.9 million, primarily fixed asset write-offs and accelerated depreciation classified in cost of sales, were recorded in the first six months of 2006.

In addition, the Company’s facility in Bad Rappenau became available for sale during the third quarter of 2006 and is classified in other assets held for sale as of September 30, 2006 at a carrying value of $2.5 million.

For the nine months ended September 30, 2006, the Company’s provisions and payments associated with the employee severance and retention costs of the Bad Rappenau restructuring activity were as follows:

Employee-related costs
Balance at December 31, 2005	$568
Provision	3,781
Payments	(3,827)

Balance at September 30, 2006	$522

9. SHARE REPURCHASE PROGRAM

On August 21, 2006, the Company’s Board of Directors authorized a share repurchase program of up to $150 million over the next 12 to 18 months. In connection with the share repurchase program the Company entered into an Accelerated Share Repurchase Agreement (ASRA) and a Collared Accelerated Share Repurchase Agreement (CASRA) with Goldman, Sachs & Co. (GS) on August 30, 2006. Under the ASRA, which was effective as of August 30, 2006, the Company acquired 4,677,268 shares of common stock on September 5, 2006 from GS for $50.0 million, which was paid on September 5, 2006. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $47 thousand, $28.2 million, and $21.7 million, respectively.

Under the CASRA, the Company paid $50.0 million for a prepaid forward contract, which was effective August 30, 2006, to repurchase the Company’s common stock. The Company received an initial minimum delivery of common stock outstanding of 2,976,444 shares on September 5, 2006. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $30 thousand, $18.0 million, and $13.8 million, respectively. $18.2 million of the $50.0 million payment is reflected as a prepaid forward contract for share repurchase in shareholders’ equity, which will be credited as the Company receives additional shares under the CASRA. On October 6, 2006, the Company received an additional 1,226,456 shares of common stock related to the CASRA.

Under both the ASRA and the CASRA, GS may repurchase an equivalent number of shares in the open market through August 31, 2007. At that date, the Company’s price under the ASRA will be adjusted up or down based on the volume-weighted average price of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The Company may receive additional shares pursuant to the CASRA, depending on movements in the market price of the Company’s common stock. The Company financed the ASRA and CASRA with its available cash equivalents and short-term investments.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. No material impact on the Company’s consolidated financial statements resulted from the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainly in Income Taxes, (FIN48) an interpretation FASB Statement No. 109. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, the Company has not yet determined the impact on its consolidated financial statements, if any, of adopting the provisions of FIN 48.

In September 2006, the FASB issued FASB statement No. 157, Fair Value Measurements (SFAS No.157). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value, but are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact on its consolidated financial statements, if any, of adopting the provisions of SFAS No. 157.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the Company’s fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company’s fiscal year ending December 31, 2008. The Company has not yet determined the impact on its financial statements, if any, of adopting the provisions of SFAS No. 158. In addition, the impact of adopting SFAS No. 158 is dependent on plan asset performance through the end of 2006 as well as interest rates and other factors that will be applicable as of December 31, 2006.

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

Effective December 13, 2005, the Company changed its fiscal year-end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31. The Company’s new fiscal quarters consist of 13 week periods that end on Saturday. The Company’s fiscal quarters in 2006 end on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. Unaudited information for the three and nine months ended September 30, 2006, the comparable periods of 2005, and the financial position as of September 30, 2006 and December 31, 2005 are included in this Quarterly Report on Form 10-Q. Audited information for the transition period August 28, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s fiscal year ending December 31, 2006.

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

Overall Summary of Financial Results for the Three and Nine Months Ended September 30, 2006

For the three months ended September 30, 2006, net sales increased 41% to $171.3 million from the comparable period last year, principally driven by the benefit of five weeks of incremental sales from former Mykrolis operations, acquired on August 5, 2005, of approximately $28 million. Sales were down 5% on a sequential basis from the second quarter of calendar 2006, reflecting lower sales of capital-driven products due in part to softening in demand.

For the nine-month period ended September 30, 2006, net sales increased 72% to $509.6 million from the comparable period last year, principally driven by the inclusion of sales of approximately $192 million from Mykrolis. The sales comparison is adversely affected by approximately $7.6 million due to the year-over-year weakening of international currencies versus the U.S. dollar. The Company reported higher gross profit and improved gross margins primarily due to the year-over-year sales increase

Reflecting the year-over-year sales increase, the Company reported higher gross profit and improved gross margins.

The Company’s selling, general and administrative (SG&A) costs decreased by $7.0 million for the three-month ended September 30, 2006 and increased $49.4 million for the nine-month period ended on that date. These variances were mainly the result of the Mykrolis merger. The decline in SG&A expenses for the three-month period was the result of the completion of most of the merger-related integration activities, cost containment measures initiated during the quarter and lower incentive compensation accruals. The increase in year-to-date SG&A costs primarily reflects the addition of SG&A expenses associated with Mykrolis’ infrastructure.

The Company reported income from continuing operations of $17.9 million for the three-month period ended September 30, 2006 compared to a net loss from continuing operations of $11.9 million in the three-month period ended October 1, 2005, while income from continuing operations of $46.1 million for the nine-month period ended September 30, 2006 compared to income from continuing operations of $2.3 million in the year ago nine-month period.

During the nine months ended September 30, 2006, the Company generated cash of $47.8 million from operations as the cash generated by the Company’s net earnings and non-cash charges exceeded the effect of increases in accounts receivable and inventory. Cash, cash equivalents and short-term investments were $229 million at September 30, 2006, compared with $274 million at December 31, 2005.

On August 21, 2006, the Company’s Board of Directors authorized a share repurchase program of up to $150 million over the next 12 to 18 months. In connection with the share repurchase program the Company entered into an Accelerated Share Repurchase Agreement (ASRA) and a Collared Accelerated Share Repurchase Agreement (CASRA) under which the Company acquired and retired 7.7 million shares of common stock, subject to future adjustment from Goldman, Sachs and Company (GS), for $100.0 million. On October 6, 2006 the Company received an additional 1.2 million shares of common stock related to the CASRA.

Under both the accelerated share repurchase and the collared accelerated share repurchase agreements, GS may repurchase an equivalent number of shares in the open market through August 31, 2007. At that time, the Company’s purchase price under the accelerated share repurchase agreement will be adjusted up or down based on the volume-weighted average price of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The Company may also receive additional shares pursuant to the collared accelerated share repurchase agreement, depending on movements in the market price of the Company’s common stock. The Company financed the accelerated share repurchase transactions with its cash equivalents available.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.8 million and $1.4 million at September 30, 2006 and December 31, 2005, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At September 30, 2006 and December 31, 2005, the Company’s reserve for sales returns and allowances was $2.1 million and $1.3 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $10.9 million and $8.1 million at September 30, 2006 and December 31, 2005, respectively.

The Company’s inventories comprise materials and products which are sold in highly competitive industries and are subject to technological obsolescence. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or valuation allowances may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the assets are less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which we depreciate over the remaining estimated useful life of the assets.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried a valuation allowance of $0.6 million and $2.2 million against its deferred tax assets at September 30, 2006 and December 31, 2005, respectively, in connection with a portion of a capital loss carryforward that more likely than not will not be realized. The change in the valuation allowance resulted from the resolution of a matter with respect to the characterization of certain gains and losses.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or unrecognized defects in products sold. At September 30, 2006 and December 31, 2005, the Company’s accrual for estimated future warranty costs was $2.3 million and $2.1 million, respectively.

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

Share-based Compensation Expense

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3.4 million and $11.7 million, respectively, which consisted of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan, as well as share-based compensation expense related to the merger with Mykrolis.

Under SFAS 123(R), the Company must estimate the fair value of employee stock options and restricted stock on the date of grant. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Restricted stock and restricted stock unit awards are valued based on the Company’s stock price on the date of grant.

Because share-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended October 1, 2005

The following table compares results of operations for the period ended September 30, 2006 with the results of operations for the period ended October 1, 2005, as a percent of sales, for each caption.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.5	69.2	53.6	63.0

Gross profit	44.5	30.8	46.4	37.0
Selling, general and administrative expenses	25.5	41.8	29.0	33.2
Engineering, research and development expenses	5.7	6.6	5.7	5.6

Operating income (loss)	13.3	(17.6)	11.7	(1.9)
Interest income, net	1.7	1.0	1.3	0.8
Other income, net	0.4	(0.8)	0.5	0.7

Income (loss) before income taxes and other items below	15.4	(17.3)	13.4	(0.3)
Income tax expense (benefit)	4.9	(7.5)	4.4	(1.2)
Equity in net (income) loss of affiliates	(0.1)	—	(0.1)	0.1

Income (loss) from continuing operations	10.5	(9.9)	9.1	0.8

Effective tax rate	32.2%	(43.4)%	33.0%	Not meaningful

Net sales Net sales were $171.3 million for the three months ended September 30, 2006, up 41% compared to $121.3 million in the three months ended October 1, 2005. The benefit of five weeks of incremental sales from former Mykrolis operations, acquired August 5, 2005, was approximately $28 million and accounted for 56% of the overall year-over-year increase. Net sales for the first nine months of fiscal 2006 were $509.6 million, up 72% from $295.7 million in the comparable year-ago period. Sales from former Mykrolis operations were approximately $192 million and accounted for 90% of the overall year-over-year increase. Net sales for the nine months ended September 30, 2006 included unfavorable foreign currency effects, related to the weakening of international currencies versus the U.S. dollar, most notably the Japanese yen, in the amount of $7.6 million.

On a geographic basis, total sales to North America were 28%, Asia Pacific 33%, Europe 16% and Japan 23% for the third quarter.

Sequentially, sales for the quarter were 5% lower than the second quarter of fiscal 2006 due to lower sales of capital-driven products. Unit-driven sales remained stable reflecting flat levels of wafer starts and semiconductor production. This was in contrast to significantly lower sales of capital-driven products due in part to softening in demand, particularly from North America customers.

Demand drivers for the Company’s business primarily are comprised of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit driven products represented 61% of sales and capital-driven products represented 39% of total sales in the quarter ended September 30, 2006. This ratio compares to a 58%/42% unit-driven vs. capital-driven split for the prior three months ended July 1, 2006 and a 63%/37% ratio for the three months ended December 2005.

Sales of unit-driven products were even with the second quarter, as semiconductor fab utilization rates remained stable. Unit-driven products have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters used in the photolithography and wet, etch and clean processing wafer shippers, used to ship raw wafers, particularly at wafer sizes of 150mm and below, and chip trays and data storage components used to ship 65mm and 95mm disk drives. Demand for liquid filters remained relatively stable for most semiconductor applications, including wet, etch, and clean, but sales of these products to non-semiconductor customers declined modestly. Sales of wafer shippers increased modestly due to higher sales of 200mm wafer shipper products. Sales of disk shippers for data storage products were also higher, as the market for 95 millimeter devices remained strong.

Sales of capital driven products decreased sequentially from the strong level in the second quarter reflecting a general slowing of the industry, particularly in North America. Capital driven products include wafer process carriers, gas micro contamination control systems, used in the deployment of advanced photolithography processes, fluid handling systems including dispense pumps used in the photolithography process, and integrated liquid flow controllers used in various processes around the fab. Specifically, sales of liquid systems, which grew 36% from the first quarter to the second quarter, declined 18% from the second quarter reflecting a general slowing in the industry.

Wafer transport products, such as 300mm FOUP products, also reflected slower capital spending, particularly at some North American customers. Sales of gas microcontamination control products reached the all-time high for the sixth consecutive quarter, reflecting the market acceptance of the Company’s gas purification systems and liquid lens system used on advanced lithography steppers.

Gross profit Gross profit in the three months ended September 30, 2006 increased by $38.9 million to $76.3 million, an increase of 104% from the $37.4 million for the three months ended October 1, 2005. The gross margin percentage for the third quarter of 2006 was 44.5% versus 30.8% for the three months ended October 1, 2005. For the first nine months of 2006, gross profit was $236.3 million, up 116% from $109.3 million recorded in the first nine months of 2005. As a percentage of net sales, gross margin for the first nine months of 2006 were 46.4% compared to 37.0% in the comparable period a year ago.

The gross profit increases for both the three-month and nine-month period were mainly due to the addition of the former Mykrolis operations, particularly the inclusion of sales of gas micro contamination and liquid micro contamination product lines as these products typically carry higher gross margins than the Company’s other products. The Company benefited also from improved sales levels resulting in improved utilization of its manufacturing facilities. Prices for raw materials were relatively stable sequentially and compared to the year-ago quarter.

Gross profit in 2006 was reduced by costs of $2.5 million associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan incurred during the first two quarters of 2006. Offsetting these charges to the year-to-date 2006 gross profit was a gain of $0.7 million on the sale of a facility during the second quarter.

Gross profit in the third quarter of 2005 was significantly affected by the inclusion of $13.9 million in incremental cost of sales charge associated with the fair market value write-up of inventory acquired in the merger with Mykrolis. The inventory write-up was recorded as part of the purchase price allocation and was charged to cost of sales over inventory turns of the acquired inventory during the third and fourth quarters of 2005. Also during 2005, the Company realigned some of its production and administrative activities. Out-of-pocket expenses of $0.8 million and $0.9 million were incurred in the three-month and nine-month periods ended October 1, 2005. In addition, the Company recorded $2.9 million and $3.7 million in accelerated depreciation and impairment charges associated with assets sold or in connection with realignment activities in the three-month and nine-month periods ended October 1, 2005.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses of $43.7 million for the three months ended September 30, 2006 decreased $7.0 million, or 14% as compared to $52.0 million in the second quarter of 2006 and $50.7 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, fell to 25.5% from 41.8% a year earlier. For the nine months ended September 30, 2006, SG&A expenses rose by $49.4 million, or 50%, to $147.7 million, compared to $98.3 million for the same period a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, decreased to 29.0% from 33.2% a year ago.

The year-over-year increase in SG&A costs reflect the addition of SG&A expenses associated with Mykrolis’ infrastructure and increased amortization of intangibles of $8.0 million, as well as costs of $7.2 million incurred by the Company in connection with the integration activities associated with the Mykrolis merger. The costs included in the latter category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. The year-to-date increases in SG&A expenses also include incremental share-based compensation expense of $4.8 million.

As expected, the Company incurred lower SG&A expenses during the third quarter than recorded during the second quarter of 2006. This decline reflects the absence or reduction in costs incurred by the Company in connection with the integration activities associated with the Mykrolis merger compared to the year-ago period, certain expense containment actions initiated during the quarter and lower incentive compensation accruals.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses rose by $1.8 million, or 22%, to $9.8 million in the third quarter of fiscal 2006 as compared to $8.0 million for the same period in fiscal 2005. ER&D expenses increased $12.8 million, or 77% to $29.2 million in the first nine months of 2006 as compared to $16.5 million in the year-ago period. The increases mainly reflect the inclusion of ER&D expenses associated with former Mykrolis operations. Year-to-date ER&D expenses, as a percent of net sales, were 5.7% compared to 5.6% a year ago. The Company continues to focus on supporting of current product lines, and developing of new products and manufacturing technologies.

Interest income, net Net interest income was $2.8 million in the three months ended September 30, 2006 compared to $1.2 million in the year-ago period. Net interest income was $6.8 million in the first nine months of 2006 compared to $2.5 million in year-ago period.

The increases reflect the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period, associated in part with the cash and short-term investments acquired in the Mykrolis merger.

Income tax expense The Company recorded income tax expense of $8.5 million for the third quarter of 2006 compared to an income tax benefit of $9.1 million for the third quarter a year earlier. For the first nine months of 2006, the Company booked income tax expense of $22.6 million compared to an income tax benefit of $3.5 million in the comparable period in fiscal 2005. The effective tax rate was 33.0% for the nine-month period ended September 30, 2006. The Company’s 2006 tax rate was lower than statutory rates due to the benefits associated with export activities and tax holidays.

Discontinued operations The Company’s businesses classified as discontinued operations recorded nominal losses before income taxes in the three-month and nine-month periods ended September 30, 2006. The year-to-date results of income from discontinued operations included a tax benefit of $1.6 million recorded in the first quarter of 2006 related to the change in the deferred tax asset valuation allowance resulting from the resolution of a matter with respect to the characterization of certain gains and losses.

Net income The Company recorded net income of $17.8 million, or $0.13 per diluted share, in the three-month period ended September 30, 2006 compared to a net loss of $18.0 million, or $0.16 per diluted share, in the three-month period ended October 1, 2005. The net earnings from continuing operations for the three-month period were $17.9 million, or $0.13 per diluted share, compared to a net loss of $11.9 million, or $0.11 per diluted share, in the year ago period.

For the nine months ended September 30, 2006, the Company recorded net income of $47.4 million, or $0.34 per diluted share, compared to a net loss of $5.3 million, or $0.06 per diluted share, in the comparable period a year ago. Income from continuing operations for the nine-month period was $46.1 million, or $0.33 per diluted share, compared to net income of $2.3 million, or $0.03 per diluted share, in the year ago period. The after-tax earnings of discontinued operations in the first quarter of 2006 included a tax benefit of $1.6 million associated with a decrease in the company’s deferred tax asset valuation allowance.

Liquidity and Capital Resources

Operating activities Cash provided by operating activities totaled $47.8 million in the nine months ended September 30, 2006. Cash flow was provided by the Company’s net earnings from continuing operations of $46.1 million and various non-cash charges, including depreciation and amortization of $33.0 million, and share-based compensation expense of $11.7 million. Offsetting such items was the impact of changes in operating assets and liabilities, most notably receivables and inventory increases and a decrease in accounts payable.

Working capital at September 30, 2006 stood at $388.6 million, compared to $394.4 million as of December 31, 2005, and included $228.5 million in cash, cash equivalents and short-term investments.

Accounts receivable, net of foreign currency translation adjustments, increased by $18.4 million, reflecting the increase in sales levels from the beginning of the year. Sequentially, receivables fell by $3.0 million due to the decline in sales from the second quarter. The Company’s days sales outstanding stood at 70 days compared to 69 days at the beginning of the year. Inventories rose by $34.3 million from December 31, 2005 due to a general increase in production activity associated with higher order and sales levels, and increases in inventories at various locations worldwide related to a change in distribution model and in order to improve customer delivery times. The increase was also due to inventory builds to support the Company’s manufacturing facility consolidations.

Investing activities Cash flow provided by investing activities totaled $3.9 million in the nine-month period ended September 30, 2006. Acquisition of property and equipment totaled $20.6 million, primarily for additions of manufacturing equipment, tooling and information systems, and the expansion of the Company’s Kulim, Malayisia facility in anticipation of moving the manufacture of certain products to Kulim, as well as expanding engineering and applications support capabilities there. The Company currently expects total capital expenditures of approximately $30 million for calendar 2006. Proceeds of $3.8 million from the sale of various property and equipment were recorded in the nine-month period ended September 30, 2006.

The company had maturities of short-term investments, net of purchases, of $21.6 million during the period. Short-term investments stood at $109.8 million at September 30, 2006.

Financing activities Cash used in financing activities totaled $89.7 million during the nine-month period ended September 30, 2006. The Company made payments of $2.9 million on borrowings. No proceeds from new borrowings were received during the nine-month period. The Company received proceeds of $13.2 million in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

On August 21, 2006 the Company’s Board of Directors authorized a share repurchase program of up to $150 million over the next 12 to 18 months. In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement ( ASRA ) and a collared accelerated share repurchase agreement (CASRA) with Goldman, Sachs & Co. (GS) on August 30, 2006. Under the ASRA, which was effective as of August 30, 2006, the Company acquired 4,677,268 shares of common stock on September 5, 2006 from GS for $50.0 million. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $47 thousand, $28.2 million, and $21.7 million, respectively.

Under the CASRA, the Company paid $50.0 million for a prepaid forward contract, which was effective August 30, 2006, to repurchase the Company’s common stock. The Company received an initial minimum delivery of common stock outstanding of 2,976,444 shares on September 5, 2006. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $30 thousand, $18.0 million, and $13.8 million, respectively. $18.2 million of the $50.0 million payment is reflected as a prepaid forward contract for share repurchase in shareholders’ equity, which will be credited as the Company receives additional shares under the CASRA. On October 6, 2006 the Company received an additional 1.2 million shares of common stock related to the CASRA.

Under both the accelerated share repurchase (ASRA) and the collared accelerated share repurchase agreements (CASRA), GS may repurchase an equivalent number of shares in the open market through August 31, 2007. At that date, the Company’s price under the ASRA will be adjusted up or down based on the volume-weighted average price of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The Company may also receive additional shares pursuant to the CASRA, depending on movements in the market price of the Company’s common stock. The Company financed the ASRA and CASRA with its available cash equivalents and short-term investments.

As of September 30, 2006, the Company’s sources of available funds comprised $118.7 million in cash and cash equivalents, $109.8 million in short-term investments, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at September 30, 2006 and lines of credit with three international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $8.1 million. There were no borrowings outstanding on these lines of credit at September 30, 2006.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10.0 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is subject to, and is in compliance with, certain financial covenants requiring a leverage ratio of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of September 30, 2006, was $286.0 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75.0 million.

At September 30, 2006, the Company’s shareholders’ equity stood at $987.9 million, down from $1,012.8 million at the beginning of the year. This decrease reflects the $100.0 million repurchase of the Company’s common stock, offset in part by the Company’s net earnings of $47.4 million, the proceeds of $13.2 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $11.7 million associated with the recording of share-based compensation expense.

The Company expects to incur total expenses of up to $35 million in connection with the integration activities resulting from its August 2005 merger with Mykrolis, of which $33 million (approximately $25 million through December 31, 2005 and approximately $8 million in the nine months ended September 30, 2006) was recorded through September 30, 2006. Entegris expects that upon completion of the integration activities the combined operations following the merger will ultimately provide annualized cost savings of approximately $20 million. The Company believes these cost synergies to be largely in place as of September 30, 2006.

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

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) risks associated with the challenges of integration, restructuring, manufacturing transfers, and achieving anticipated synergies associated with the merger of the Company with Mykrolis as well as with other acquisition and divestiture transactions; (ii) deterioration in the Company’s revenues due to decreasing customer demand associated with a slowdown in semiconductor industry spending; (iii) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (iv) insufficient, excess or obsolete inventory; (v) competitive factors, including but not limited to pricing pressures; and (vi) the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005 under the headings “Risks Relating to our Business and Industry”, “Risks Associated with our Merger”, “Manufacturing Risks”, “International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at September 30, 2006 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net interest income by approximately $1.4 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 30, 2006, the Company was party to forward contracts to deliver Taiwanese dollars, Euros, Japanese yen, Singapore dollars, Korean won and Chinese yuan with notional values of approximately $16.5 million, $15.8 million, $13.0 million, $4.0 million, $1.5 million and $1.0 million and, respectively.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

As previously reported in the Company’s Annual Report on Form 10-K, as filed with the SEC on November 22, 2005, in connection with the Company’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting as of August 27, 2005. This material weakness generally involved the failure of the Company to have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of August 27, 2005, based on the criteria established in “Internal Control - Integrated Framework” issued by COSO. The Company’s registered independent public accounting firm concurred with management’s conclusion as to this material weakness as of August 27, 2005.

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

Although the Company’s remediation efforts were considered complete as of December 31, 2005, the Company’s material weakness will not be considered remediated until the new internal controls have been able to be tested for operating effectiveness. As of September 30, 2006, a significant purchase accounting transaction had not been made since the material weakness was identified. Therefore, the remediated controls related to the material weakness have been unable to be tested, and management and the Company’s registered independent public accounting firm have not been able to conclude that these controls are operating effectively.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of September 30, 2006. Information with respect to legal proceedings pending as of the end of the Company’s fiscal year ended August 27, 2005 appears in the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005.

As previously disclosed, on April 6, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products. This case is currently in the preliminary stages.

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,4247 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter assembly, used in photolithography applications that are manufactured and sold by the defendant. It is believed that the EZD-3 Filter assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described below. This case is currently in the preliminary stages.

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

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by certain of the Company’s filtration products. Both products and their predecessor products have been on the market for more than 10 years and one is covered by patents held by the Company. The Company believes that this action is without merit and intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the preliminary stages.

Item 6. Exhibits

10.1	Accelerated Stock Buyback Agreement with Goldman, Sachs & Co. and related Supplemental Confirmation.

10.2	Collared Accelerated Stock Buyback Agreement with Goldman, Sachs & Co. and related Supplemental Confirmation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: November 6, 2006	/s/ John D. Villas
John D. Villas
Senior Vice President and Chief
Financial Officer (on behalf of the Registrant and as principal financial officer)