Form 10-K
period 2006-12-31
ENTEGRIS INC
filed 2007-03-16
CIK 1101302

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1941551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3500 Lyman Boulevard, Chaska, MN 55318

(Address of principal executive offices and zip code)

(952) 556-3131

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class

Common Stock, $0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 30, 2006, the last business day of registrant’s most recently completed second fiscal quarter, was $1,281,289,964. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 15, 2007, 134,453,641 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated into Form 10-K
Portions of the Definitive Proxy Statement, dated March 31, 2007	Part III

PART I

Item 1.	Business.

THE COMPANY

Entegris is a worldwide developer, manufacturer and supplier of materials integrity management solutions to the microelectronics industry in general and to the semiconductor and data storage markets in particular. Our materials integrity management solutions enable our customers to protect their investment in work-in-process and finished devices by facilitating the safe handling, purity and precision processing of the critical materials used in their manufacturing processes. Our solutions for the semiconductor industry assure the integrity of materials as they are handled, stored, processed and transported throughout the semiconductor manufacturing process, from raw silicon wafer manufacturing to packaging of completed integrated circuits. We have also leveraged our core technology capabilities to extend our materials integrity management solutions to other high technology applications such as the fuel cell market. Our products are also used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. We sell our products worldwide through a direct sales force and through distributors in selected regions.

We offer a diverse product portfolio which includes more than 13,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Our products include:

•

Microenvironment products, including wafer shippers, wafer transport and process carriers, reticle transport and storage products, standard mechanical interface pods and work-in-process boxes. These products also include shippers and trays that enable the transportation and handling of completed integrated circuits during testing, assembly and packaging operations and that prevent the degradation and damage of magnetic hard disk drives and read/write heads as they are processed and shipped.

•	Liquid micro-contamination control products including consumable membrane filters and purifiers and roller brushes for post Chemical Mechanical Planarization (CMP) cleaning applications.

•

Liquid systems products including fluid handling products such as valves, fittings, tubing, pipe, fluid measuring and control products and containers that assure the consistent and safe delivery and storage of sophisticated chemicals between chemical manufacturers and manufacturers’ point-of-use, as well as the precision dispense of chemicals onto the wafer.

•	Gas micro-contamination products, including gas purification components and systems, that purify semiconductor process gases and the ambient manufacturing environment.

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

SIGNIFICANT DEVELOPMENTS

The Company was incorporated in Delaware in June 2005 in connection with a strategic merger of equals transaction between Entegris, Inc., a Minnesota corporation (Entegris Minnesota), and Mykrolis Corporation, a Delaware corporation (Mykrolis). Effective August 6, 2005, Entegris Minnesota and Mykrolis were each merged into the Company with the Company as the surviving corporation to carry on the combined businesses. For more information concerning the history of our predecessor companies see “Our History” below.

On December 13, 2005, the Company’s board of directors approved a change in fiscal year end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31. As a result of this change, during 2005 the Company had a four-month transition period following the end of its prior fiscal year, running from August 28, 2005, through December 31, 2005. As a result, the financial periods presented in the Company’s consolidated financial statements appearing starting at page F-1 below cover the following periods: (i) the year ended December 31, 2006 covering the twelve months ended December 31, 2006; (ii) the four-month transition period covering the four months ended December 31, 2005; (iii) the year ended August 27, 2005 covering the twelve months ended August 27, 2005; and (iv) the year ended August 28, 2004 covering the twelve months ended August 28, 2004.

Certain financial data included in the following discussion of the Company’s business is shown for twelve-month periods ended December 31, 2006, 2005 and 2004 and is presented on a pro forma combined basis.

On August 21, 2006, the Company’s Board of Directors authorized a share repurchase program of up to $150 million over the succeeding 12 to 18 months. In connection with this share repurchase program the Company entered into an Accelerated Share Repurchase Agreement (ASRA) and a Collared Accelerated Share Repurchase Agreement (CASRA) with Goldman, Sachs & Co. (GS) effective August 30, 2006. Under the ASRA the Company acquired 4,677,268 shares of common stock on September 5, 2006 from GS for $50.0 million. The transaction was accounted for as a share retirement resulting in a reduction of common stock, paid-in capital and retained earnings. Under the CASRA, the Company paid GS $50.0 million for a prepaid forward contract to repurchase the Company’s common stock and received an initial minimum delivery of common stock of 2,976,444 shares on September 5, 2006. The Company received an additional 1,226,456 shares of common stock on October 6, 2006. The CASRA transaction was accounted for as a share retirement resulting in a reduction of common stock, paid-in capital and retained earnings.

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

Chemical Mechanical Planarization (CMP). CMP flattens, or planarizes, the topography of the film surface to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need our filtration and purification systems to maintain acceptable manufacturing yields through the chemical mechanical planarization process by filtering the liquid slurries, which are solutions containing abrasive particles in a chemical mixture, to remove oversized particles and contaminants that can cause defects on a wafer’s surface while not affecting the functioning of the abrasive particles in the liquid slurries. In addition, manufacturers use our consumable PVA roller brushes to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations.

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

Our wafer and reticle carriers are high purity “mini-environments” which carry wafers between each of the above process steps protecting them from damage and contamination during these transport operations. Our fluid handling components assure the delivery of pure liquid chemicals to each of these process steps. Front end wafer processing can involve hundreds of steps and take several weeks. As a result, a batch of 25 fully processed wafers, the maximum number of wafers that can be transported in one of our products, can be worth several million dollars. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be handled carefully and precisely to minimize damage. Thus, in the case of wafer carriers, precise wafer positioning, highly reliable and predictable cassette interface dimensions and advanced materials are crucial. The failure to prevent damage to wafers can severely impact integrated circuit performance, render an integrated circuit inoperable or disrupt manufacturing operations. Our material integrity management products enable semiconductor manufacturers to: minimize contamination (semiconductor processing is now so sensitive that ionic contamination in certain processing chemicals is measured in parts per trillion); protect semiconductor devices from electrostatic discharge and shock; avoid process interruptions; prevent damage or abrasion to wafers and materials during automated processing caused by contact with other materials or equipment; prevent damage due to abrasion or vibration of work-in-process and finished goods during transportation to and from customer and supplier facilities; and eliminate the dangers associated with handling toxic chemicals.

Once the front-end manufacturing process is completed, finished wafers are transferred to back-end manufacturers or assemblers. The back-end semiconductor manufacturing process consists of test, assembly and packaging of finished wafers into integrated circuits. Our traditional microenvironment products, such as wafer shippers, wafer and reticle carriers and integrated circuit trays, facilitate the storage, transport, processing and protection of wafers through these front-end and back-end manufacturing steps.

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

A key emerging market is the outsourced fab services market, which consists of logistics management, spares and refurbishment, consumables and information technology. The market for outsource services remains largely untapped, as currently these activities are performed primarily by the owners of fabs. A rapidly growing segment within this market is materials integrity management services, which includes sub-micron cleaning and certified re-use and recycling of materials management products. As the materials integrity management market continues to grow, we believe that there is an increasing need for more effective and efficient application of solutions through dedicated, outsourced service offerings.

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

Comprehensive and Diverse Product Offerings. The semiconductor manufacturing industry is driven by rapid technological changes and intense competition. We believe that semiconductor manufacturers are seeking process control suppliers who can provide a broad range of reliable, flexible and cost effective products, as well as the technological and application design expertise necessary to deliver effective solutions. Our comprehensive product offering enables us to meet a broad range of customer needs and provide a single source of flexible product offerings for semiconductor device and capital equipment manufacturers as they seek to consolidate their supplier relationships to a smaller select group. In addition, we believe manufacturers of semiconductor tools are looking to their suppliers for subsystems that provide more integrated functionality and seamlessly communicate with other equipment. We believe our offering of consumables and equipment, as well as our ability to integrate them, allows us to provide advanced subsystems.

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

Global Presence. We have established a global infrastructure of design, manufacturing, distribution, service and support facilities to meet the needs of our customers. In addition, we may expand our global infrastructure, either through acquisition or internal development, to accommodate increased demand or we may consolidate inefficient operations to optimize our manufacturing and other capabilities. For example, we have established sales and service offices in China in anticipation of a growing semiconductor manufacturing base in that region. As semiconductor and other electronic device manufacturers have become increasingly global, they have required that suppliers offer comprehensive local repair and customer support services. We realigned our regional structure in September 2006, transferring customer support and logistics to local regions in an effort to enhance our global customer contact and awareness. We maintain our customer relationships through a combination of direct sales and support personnel and selected independent sales representatives and distributors in North America, Asia, Europe and the Middle East.

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

Strategic Acquisitions, Partnerships and Related Transactions. We plan to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets or broaden our technological capabilities and product offerings. As the dynamics of the markets that we serve shift, we will re-evaluate the ability of our existing businesses to provide value added solutions to those markets in a manner that contributes to achieving our objectives; in the event that we conclude that a business is not able to do this, we expect to restructure or replace that business. Our decision to divest three product lines in late 2005 and early 2006 was made pursuant to this strategy. Finally, we are continuously evaluating opportunities for strategic alliances and joint development efforts with key customers and other industry leaders.

OUR PRODUCTS

Our product portfolio includes four major categories of products: microenvironment products, liquid microcontamination control products, liquid subsystem products and gas micro-contamination products. These product categories fall into two major product classes: unit driven and consumable products, and capital spending driven products. Liquid micro-contamination control products are primarily unit driven and consumable products. Microenvironment products, liquid subsystem products and gas micro-contamination products include both unit-driven and consumable products as well as capital spending driven products. Unit driven and consumable products, including service revenue, accounted for approximately 59%, 60% and 56% of our net sales for calendar years 2006, 2005 and 2004, respectively, and capital expense driven products accounted for approximately 41%, 40% and 44% of our net sales for the calendar years 2006, 2005, and 2004, respectively. There follows a detailed description of each of these four categories of products:

Microenvironment Products

Our microenvironment products preserve the integrity of wafers, reticles and electronic components at various stages of transport, processing and storage. Our microenvironment products fall into two sub-categories, wafer handling and finished electronic component products.

WAFER HANDLING PRODUCTS. We believe that we are a leading provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers. We lead the market with our extensive, high volume line of Ultrapak ® and Crystalpak ® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150 and 200 mm wafers. We also offer a full-pitch front opening shipping box or FOSB for the transportation and automated interface of 300 mm wafers. We offer a complete shipping system, including both wafer shipping containers as well as secondary packaging that provide another level of protection for wafers.

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

We believe we are the only global provider currently offering outsourcing programs for wafer and device transportation and protection for both wafer manufacturing and wafer handling products. Our Wafercare ®, and DeviceCare SM services include product cleaning, certified re-use services for shipping products, on-site and off-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

FINISHED ELECTRONIC COMPONENT PRODUCTS. Rapidly changing packaging strategies for semiconductor applications are creating new materials management challenges for back-end manufacturers. We offer chip and matrix trays as well as carriers for bare die handling and integrated circuits. Our materials management products are compatible with industry standards and available in a wide range of sizes with various feature sets. Our standard trays offer dimensional stability and permanent electrostatic discharge protection. Our trays also offer a number of features including custom designs to minimize die movement and contact; shelves and pedestals to minimize direct die contact, special pocket features to handle various surface finishes to eliminate die sticking; and other features for automated or manual die placement and removal. In addition, we support our product line with a full range of accessories to address specific needs such as static control, cleaning, chip washing and other related materials management requirements. To better address this market, we have established ictray.com, a website which allows new and existing customers to select from our full range of standard and custom integrated circuit trays.

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

Liquid Micro-contamination Control Products

Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly affect the cost of ownership and manufacturing yield. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene flat sheet membranes that offer improved bubble clearance and gel removal, either of which can cause defects in the wafers if not removed. Our low hold-up volume disposable filters, with flat sheet membranes, use our Connectology ™ technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during changeout. We also offer a line of consumable PVA roller brush products to clean the wafer following the chemical mechanical planarization process. Our unique Planacore ™ PVA roller brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer to wafer cleaning performance.

Liquid Systems

CHEMICAL DELIVERY PRODUCTS. Chemicals spend most of their time in contact with fluid storage and management distribution systems, so it is critical for fluid storage and handling components to resist these chemicals and avoid contributing contaminants to the fluid stream. We offer chemical delivery products that allow the consistent and safe delivery of sophisticated chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products and systems under the most stringent of process conditions has made us a recognized leader in high purity fluid transfer products and systems. Both semiconductor manufacturers and semiconductor OEMs use our chemical delivery products and systems. Our comprehensive product line provides our customers with a single source provider for their chemical storage and management needs throughout the manufacturing process. Our chemical delivery products include valves, fittings, tubing, pipe, chemical containers and custom fabricated products for high purity chemical applications.

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

In addition to the above four product categories, we have undertaken an initiative to transfer our advanced polymer knowledge into the fuel cell market, where the properties of highly engineered polymers can be used in various products and manufacturing processes.

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

Our most significant customers based on sales in fiscal 2006 include industry leaders, such as AMD, Dainippon Screen Manufacturing Co., Freescale Semiconductor, IBM, Komag, Inc., Samsung America Inc., Seagate Technology, Siltronic AG, SUMCO Oregon Corp., Taiwan Semiconductor Manufacturing Co. Ltd., and UMC Group. We also sell our products to flat panel display original equipment manufacturers, materials suppliers and end-users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In calendar years 2006, 2005 and 2004, net sales to our top ten customers accounted for approximately 28%, 32% and 33%, respectively, of our net sales. During those same periods no single customer accounted for more than 10% of our net sales and international net sales represented approximately 71%, 71% and 71%, respectively, of our net sales. Over 3,000 customers purchased products from us during 2006.

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

SALES AND MARKETING

We sell our products worldwide primarily through our own direct sales force located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2006, our sales and marketing force consisted of approximately 450 employees worldwide. Our direct sales force is supplemented by independent sales representatives and agents.

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

The market for our products is highly fragmented, and we compete with a number of different companies. Our microenvironment product lines face competition largely on a product-by-product basis. We have historically faced competition from companies such as Miraial (formerly Kakizaki), Dainichi and Shin-Etsu Polymer. These companies compete with us primarily in 200 mm and 300 mm applications. Our liquid systems products also face worldwide competition from companies such as Saint-Gobain, Parker, Gemu and Iwaki Co., Ltd. In finished electronic components products, we compete with companies such as ITW/Camtex, Peak International and 3M and with regional suppliers. Our liquid micro-contamination control products compete with product offerings from a wide range of companies including both large companies such as Pall Corporation as well as small Asian filter manufacturers. In gas micro-contamination products we compete with companies such as SAES Puregas and Mott Metallurgical Corporation. Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. However, we believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor.

RESEARCH AND DEVELOPMENT

Our aggregate research and development expenses in calendar years 2006, 2005 and 2004 were $ 38.8 million, $36.3 million and $38.5 million, respectively. As of February 1, 2007, we had approximately 230 employees in engineering, research and development. We have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto when we believe it is in our long-term interests to do so.

To meet the global needs of our customers, we have research and development capabilities in Chaska, MN and Billerica, MA, as well as in Japan and Malaysia. Our research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role.

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

Our capabilities to test and characterize our materials and products are focused on continuously reducing risks and threats to the integrity of the critical materials that our customers use in their manufacturing processes. We expect that technology and product research and development will continue to represent an important element in our ability to develop and characterize our materials and products.

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

MANUFACTURING

Our customers rely on our products to assure the integrity of the critical materials used in their manufacturing processes by providing dimensional precision and stability, cleanliness and consistent performance. Our ability to meet our customers’ expectations, combined with our substantial investments in worldwide manufacturing capacity, position us to respond to the increasing materials integrity management demands of the microelectronics industry and other industries that require similar levels of materials integrity.

To meet our customer needs worldwide, we have established an extensive global manufacturing network with manufacturing facilities in the United States, Japan and Malaysia. Because we work in an industry where contamination control is paramount, we maintain Class 100 to Class 10,000 cleanrooms for manufacturing and assembly. We believe that our worldwide manufacturing operations and our advanced manufacturing capabilities are important competitive advantages. Our advanced manufacturing capabilities include:

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

•

Tool Making. We employ approximately 60 tool development and tool making related staff at locations in the United States and Malaysia. Our toolmakers produce the majority of the tools we use throughout the world.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of February 1, 2007 our patent portfolio included 323 current U.S. patents, 627 current foreign patents, including counterparts to U.S. filings, 141 pending U.S. patent applications, 62 pending filings under the Patent Cooperation Treaty not yet nationalized and 824 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described below, these licenses are not currently related to any of our core product technology. In connection with the separation of Mykrolis from Millipore Corporation, Mykrolis was granted licenses to certain Millipore technology. Our use of Millipore’s technology is governed by the agreements governing the separation of Mykrolis from Millipore which prohibit our use of Millipore’s technology in fields of use outside of the microelectronics industry. In general, where, at the time of the separation, technology was used both by Millipore in the manufacture of its products and by us in the manufacture of our products, Millipore retained ownership of the technology and granted us a license to use the technology limited to fields of use in the microelectronics industry. These restrictions could limit our ability to expand our business into markets outside the microelectronics industry, which could limit our growth.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions made while employed by us.

The patent position of any manufacturer, including us, is subject to uncertainties and may involve complex legal and factual issues. Litigation is currently necessary and will likely be necessary in the future to enforce our patents and other intellectual property rights or to defend ourselves against claims of infringement or invalidity. The steps that we have taken in seeking patents and other intellectual property protections may prove inadequate to deter misappropriation of our technology and information. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

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

EMPLOYEES

As of February 1, 2007, we had approximately 3,000 full-time employees, including approximately 230 in engineering, research and development and approximately 450 in sales and marketing as well as approximately 325 temporary employees. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries.

INFORMATION ABOUT OUR OPERATING SEGMENT

The Company operates in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor manufacturing companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. In calendar years 2006, 2005 and 2004 approximately 71%, 71% and 71%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is discussed in Note 20 to the Entegris, Inc. Consolidated Financial Statements (the “Financial Statements”) included in response to Item 8 below, which Note is hereby incorporated herein by reference.

OTHER INFORMATION

On July 27, 2005, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) pursuant to which Entegris declared a dividend on August 8, 2005 to its shareholders of record on that date of one preferred share purchase right (a “Right”) for each share of Entegris common stock owned on August 8, 2005. Each Right entitles the holder to purchase one-hundredth of a share of a series of preferred stock at an exercise price of $50, subject to adjustment as provided in the Rights Plan. The Rights Plan is designed to protect Entegris’ shareholders from attempts by others to acquire Entegris on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of our common stock until certain triggering events specified in the Rights Agreement occur, including, unless approved by our board of directors, an acquisition by a person or group of specified levels of beneficial ownership of our common stock or a tender offer for our common stock. Upon the occurrence of any of these triggering events, the Rights authorize the holders to purchase shares of our common stock at the then-current exercise price having a value equal to twice the exercise price. The Rights are redeemable by us for $0.01 and will expire on August 8, 2015. One of the events which will trigger the Rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than Entegris or any of our subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of our common stock. An Acquiring Person may not exercise a Right.

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

EXECUTIVE OFFICERS

The following is a list, as of December 31, 2006, of our Executive Officers. All of the Executive Officers listed below were elected to serve until the first Directors Meeting following the 2007 Annual Stockholders Meeting. As previously reported, John D. Villas announced his intent to retire from his post as Senior Vice President, Chief Financial Officer and Treasurer, in early 2007. Gregory B. Graves will assume responsibility for the position vacated by Mr. Villas, in addition to continuing his duties as Senior Vice President Strategic Planning & Business Development.

Name	Age	Office	First Elected To Office*
CORPORATE OFFICERS

Gideon Argov	50	President & Chief Executive Officer	2004

Jean-Marc Pandraud	53	Executive Vice President and Chief Operating Officer	2001

Bertrand Loy	41	Executive Vice President and Chief Administrative Officer	2001

John D. Villas	48	Senior Vice President and Chief Financial Officer, Treasurer	1997

Peter W. Walcott	60	Senior Vice President, Secretary & General Counsel	2001

Gregory B. Graves	46	Senior Vice President Strategic Planning & Business Development	2002

John J. Murphy	54	Senior Vice President Human Resources	2005

John Goodman	46	Senior Vice President Chief Technology & Innovation Officer	2005

*	With either the Company or a predecessor company

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

Gregory B. Graves has been our Senior Vice President Strategic Planning & Business Development since the effectiveness of the merger with Mykrolis. Mr. Graves served as the Chief Business Development Officer of Entegris Minnesota since September 2002 and from September 2003 until August 2004 he also served as Senior Vice President of Finance. Prior to joining Entegris Minnesota, Mr. Graves held positions in investment banking and corporate development, including at U.S. Bancorp Piper Jaffray from June 1998 to August 2002. Mr. Graves is a director of Therma-Wave, Inc.

Joseph J. Murphy joined us as our Senior Vice President Human Resources in October of 2005. He served as the Senior Vice President Human Resources of HNTB, an engineering and architectural services firm from February 2004 until October 2005 and as Corporate Vice President Human Resources of Cadence Design Systems, Inc. from May of 2000 through October 2003. Prior to that Mr. Murphy held senior human resource positions with L.M. Ericsson Telephone Company and with General Electric Company.

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

At their first meeting following the Merger, on August 10, 2005, our Board of Directors adopted a code of business ethics, The Entegris Code of Business Ethics, applicable to all of our executives, directors and employees as well as a set of corporate governance guidelines. The Entegris Code of Business Ethics, the Governance Guidelines and the charters for our Audit & Finance Committee, Governance & Nominating Committee and of our Management Development & Compensation Committee all appear on our website at http://www.Entegris.com under “Investor Relations—Governance”. The Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Peter W. Walcott, our Senior Vice President & General Counsel through our corporate headquarters.

Item 1A.	Risk Factors.

Risks Relating to our Business and Industry

The semiconductor industry has historically been highly cyclical, and industry downturns reduce revenue and profits.

Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly cyclical with periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. While over the past twelve quarters this cyclicality has moderated somewhat, there can be no assurance that the semiconductor industry will not return to the high cyclicality of the past. Even this somewhat moderated cyclicality could cause our operating results to decline significantly from one period to the next.

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

Our sales and profitability can vary significantly from quarter to quarter and year to year. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, we make a substantial portion of our shipments shortly after we receive the order, and therefore we operate with a relatively modest level of backlog. As a consequence of the just-in-time nature of shipments and the modest level of backlog, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause us to fail to meet the expectations of securities analysts or investors, which could cause the market price of our securities to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

We may not be able to accurately forecast demand for our products.

As noted above, we typically operate our business on a just-in-time shipment basis with a modest level of backlog and we order supplies and plan production based on internal forecasts of demand. Due to these factors, we have, in the past, and may again in the future, fail to accurately forecast demand for our products, in terms of both volume and specific products for which there will be demand. This has led to, and may in the future lead to, delays in product shipments, disappointment of customer expectations, or, alternatively, an increased risk of excess inventory and of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results could be materially and adversely affected.

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

Lack of market acceptance of our 300 mm shipper products as well as our other products could harm our operating results.

The growing trend toward the use of 300 mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made substantial investments to complete a full line of 300 mm wafer shipping products, but there is no guarantee that our customers will adopt our 300 mm wafer shipping product lines as they convert existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or build new 300 mm wafer fabrication facilities and sales of our shipping products for these applications would be minimal and we might not recover our development costs.

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

Our manufacturing operations are subject to numerous risks, including the introduction of impurities in the manufacturing process and other manufacturing difficulties that may not be well understood for an extended period of time that could lower manufacturing yields and make our products unmarketable; the costs and demands of managing and coordinating geographically diverse manufacturing facilities; and the disruption of production in one or more facilities as a result of a slowdown or shutdown in another facility. We could experience these or other manufacturing difficulties, which might result in a loss of customers and exposure to product liability claims.

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

We make significant cash expenditures to research, develop and market new products. For example, in calendar year 2006 we incurred $38.8 million of engineering, research and development expense. Similarly, we incurred $36.3 million of research and development expense in calendar 2005 and $38.5 million in calendar 2004. The development period for a product can be as long as five years. Following development, it may take an additional two to three years for the sales of that product to reach a substantial level. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our revenue and profitability could decline and our prospects could be harmed.

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

We are continually evaluating our manufacturing operations within our plants in order to achieve efficiencies and gross margin improvements. If we are unable to successfully manage transfers or realignments of our manufacturing operations, our ability to deliver product to our customers could be disrupted and our business, financial condition and results of operations could be adversely affected.

In order to enhance the efficiency and cost effectiveness of our manufacturing operations we expect to move several product lines from one of our plants to another and to consolidate manufacturing operations in our plants. Our product lines involve technically complex manufacturing processes that require considerable expertise to operate. If we are unable to effect these transfers, realignments and consolidations in a systematic manner within established schedules or if we are unable to successfully operate relocated manufacturing processes in the destination plant, production may be disrupted and we may not be able to deliver these products to meet customer orders in a timely manner, which could harm our business.

Loss of our key personnel could hurt our business because of their experience in the microelectronics industry and their technological expertise. Similarly, our inability to attract and retain new qualified personnel could inhibit our ability to operate and grow our business successfully.

We depend on the services of our key senior executives and other technological experts because of their experience in the microelectronics industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically research and development and engineering personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. In the past, during the extended downturn in the semiconductor industry our predecessor companies have had to impose salary reductions on senior employees and freeze or eliminate merit increases in an effort to maintain its financial position. Similarly, changes in accounting rules requiring fair value accounting for stock options will make it more expensive to provide our employees with equity incentives, which may require us to reduce the level of equity compensation. These actions may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel.

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

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, as described in Item 3. “Legal Proceedings” below we are engaged in multiple patent litigations with Pall Corporation. We intend to prosecute and defend these cases vigorously and expect that these lawsuits will continue for extended periods of time and that we will incur substantial costs in pursuing them. In addition it may become necessary for us to initiate other costly patent litigation against this or other competitors in order to protect and/or perfect our intellectual property rights.

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

Sales to customers outside the United States accounted for approximately 71% of our net sales in each of calendar 2006, 2005 and 2004. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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

In the past, we have incurred costs or experienced disruptions due to the factors described above and expect to do so in the future. For example, our operations in Asia, and particularly Korea, Taiwan and Japan, have been negatively impacted in the past as a result of regional economic instability. In addition, Taiwan and Korea account for a growing portion of the world’s semiconductor manufacturing. There are currently strained relations between China and Taiwan and there are continuing tensions between North Korea, and South Korea, Japan and the United States. Any adverse developments in those relations could significantly disrupt the worldwide production of semiconductors, which would lead to reduced sales of our products.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower net income or may cause us to raise prices, which could result in reduced net sales.

Foreign currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations. Unfavorable foreign currency fluctuations against the U.S. dollar could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable foreign currency fluctuations, our profitability could decline. In addition, sales made by our foreign subsidiaries usually will be denominated in the currency of the country in which these products are sold, and the currency we receive in payment for such sales could be less valuable at the time of receipt versus the time of sale as a result of foreign currency exchange rate fluctuations.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would impact our financial position.

As a corporation with operations in the United States as well as in numerous countries abroad, we are subject to income taxes in the United States as well as in various foreign jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year will be determined by the following factors, among others:

•	The mix of profits and/or losses earned by us and our subsidiaries in various foreign tax jurisdictions with a broad range of income tax rates;

•	Our ability to utilize recorded deferred tax assets as well as tax holiday provisions available to us in certain jurisdictions;

•	Changes in contingencies related to taxes, interest or penalties resulting from tax audits; and

•	Changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items could cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position. Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

The stock prices of both of our predecessor companies have been volatile in the past and the price of our common stock may be volatile in the future. For example: in fiscal year 2006, the closing price of our stock on the NASDAQ National Market ranged from a low of $8.45 to a high $11.92.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during the fiscal 2005 year-end audit, a material weakness in internal control over financial reporting was identified; specifically we did not have effective policies and procedures, or personnel with sufficient knowledge of accounting for compensation related matters in purchase accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. This material weakness represented more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected. The impact of this adjustment did not require the restatement of any of our financial statements. Remediation actions with respect to this material weakness have been completed.

In 2006, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective due to the material weakness related to our accounting for income taxes. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company plans to conduct remediation efforts throughout 2007 to address this material weakness.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. There can be no assurance that we will not discover material weaknesses in our internal control over financial reporting in the future.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our principal executive offices are located in Chaska, Minnesota. We also have manufacturing, design and equipment cleaning facilities in the United States, Japan, France and Malaysia. Information about our principal facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/Owned
Chaska, Minnesota	Executive Offices, Research & Manufacturing	370,000	Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing	175,000	Leased(1)
Colorado Springs, Colorado	Manufacturing	82,000	Owned
Gilroy, California	Manufacturing; Cleaning Services	60,000	Owned/Leased
Montpellier, France	Cleaning Services	53,000	Owned
Yonezawa, Japan	Manufacturing	196,000	Owned
Kulim, Malaysia	Manufacturing	195,000	Owned

(1)	This lease expires March 31, 2014, but is subject to two five-year renewal options.

We lease approximately 4,200 square feet of manufacturing space in Millipore’s facility located at 80 Ashby Road, Bedford, MA pursuant to an Amended and Restated Membrane Manufacturing and Supply Agreement that expires December 31, 2010. We also lease approximately 21,000 square feet of research and development and manufacturing space in two buildings located in San Diego, California, which was assumed pursuant to the Mykrolis acquisition of Aeronex, Inc. in 2004. Approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, MA was assumed pursuant to the Mykrolis acquisition of Extraction Systems, Inc. in 2005. The leases for this space run for a term of approximately two years.

We maintain a worldwide network of sales, service, repair and cleaning centers in the United States, Germany, France, Japan, Taiwan, Singapore, China (Shanghai) and Korea. Leases for our facilities expire between October 2008 and March 2014. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

We believe that our facilities are well-maintained and, except as described above, suitable for their respective operations. Except for approximately 15,000 square feet in our Billerica facility and 90,000 square feet in our Kulim, Malaysia facility, all of our facilities are fully utilized.

Item 3.	Legal Proceedings.

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of December 31, 2006.

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

On April 6, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products. On October 23, 2006 the Company’s motion for preliminary injunction was argued before the court; a decision on this motion is pending.

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by the defendant. It is believed that the EZD-3 Filter Assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. This case is currently in the preliminary stages.

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by certain of the Company’s filtration products. Both products and their predecessor products have been on the market for a number of years and one is covered by patents held by the Company. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the discovery stage.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Entegris’ Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ National Market System (NMS) under the symbol “ENTG”; prior to the Merger, Entegris Minnesota’s shares traded on the NMS under the same symbol. The following table sets forth the highest and lowest sale prices of the Company shares during fiscal 2006 and during the four month Transition Period and the highest and lowest sale process of Entegris Minnesota shares at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated. As of February 6, 2007 there were 881 shareholders of record.

	Fiscal 2006		Transition 2005 (8/28/05-12/31/05)		Fiscal 2005
	High	Low	High	Low	High	Low
First quarter	$11.01	$9.54	—	—	$9.91	$7.67
Second quarter	$11.83	$9.33	—	—	$10.41	$8.40
Third quarter	$11.07	$8.45	$11.58	$10.19	$9.99	$8.24
Fourth quarter	$11.92	$9.57	$11.55	$9.42	$11.88	$9.50

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business or for share repurchase programs and does not anticipate paying any cash dividends in the foreseeable future. On July 27, 2005 the Entegris Board of Directors declared a dividend of one preferred share purchase right for each share of Entegris Common Stock outstanding to shareholders of record on August 8, 2005, payable on August 8, 2005. For a description of the Share Rights Plan see “Other Information” in Item 1 above. Each right entitles the holder to purchase one-hundredth of a preferred share of Entegris at a price of $50.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return on the common stock of Entegris Minnesota and the Company from August 26, 2001 through December 31, 2006 with cumulative total return of (1) The NASDAQ Composite Index, (2) The Philadelphia Semiconductor Index and (3) a self-constructed peer group of companies. The peer group companies are: ATMI, Inc., Advanced Energy Industries, Inc., Brooks Automation, Inc., Electro Scientific Industries, Inc., FSI International, Inc., MKS Instruments, Inc. and Photronics, Inc. Prior to fiscal 2006 Helix Technology Corporation and prior to fiscal 2005, Nortem Technology N.V. (formerly Metron Technology N.V.) and DuPont Photomasks, Inc. had been included in this peer group; however, they have been removed due to the fact that they were acquired by other companies during the Company’s year ended August 27, 2005 and are no longer U.S. public reporting companies. Since consolidation has rendered the above peer group a small sample, the Company intends to drop this peer group from the comparison next year and to substitute the Philadelphia Semiconductor Index.

The graph assumes $100 was invested at the close of trading August 26, 2001 in Entegris, Inc. common stock, the NASDAQ Composite Index the Philadelphia Semiconductor Index and the peer group index listed above and that all dividends are reinvested.

	August 26, 2001	August 31, 2002	August 30, 2003	August 28, 2004	August 27, 2005	December 31, 2006
Entegris, Inc.	100.00	93.97	117.23	90.77	85.93	98.70
NASDAQ Composite	100.00	68.76	103.68	113.18	115.57	128.38
Phila. Semi. Index	100.00	55.39	97.31	82.98	91.83	89.44
Peer Group	100.00	53.99	84.56	63.77	64.91	71.53

Purchases of Equity Securities by the Company

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the year ended December 31, 2006.

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(5)(7)
September 2006	7,653,712	(2)	$11.1592	(3)(4)	7,653,712	$50,000,000
October 2006	1,226,456		$11.8965	(6)	1,226,456	$50,000,000
November 2006	—		—		—	—
December 2006	—		—		—	—
Total	8,880,168		$11.2610	(3)(4)	8,880,168	$50,000,000

(1)	The Company announced on August 31, 2006, a plan to repurchase up to $150,000,000 of its outstanding common stock over a twelve to eighteen month period, $50,000,000 of this stock repurchase program to be pursuant to an Accelerated Stock Buyback Agreement with Goldman Sachs & Co.(ASRA), $50,000,000 to be pursuant to a Collared Accelerated Stock Buyback Agreement with Goldman Sachs & Co.(CASRA) and $50,000,000 pursuant to a Rule 10b5-1 trading plan to be established by the Company after the completion of the ASRA and the CASRA.
(2)	Includes 4,677,268 shares received on September 5, 2006 pursuant to the ASRA and 2,976,444 shares received on September 5, 2006 pursuant to the CASRA.
(3)	Based on an average purchase price of $10.6900 per share for shares received pursuant to the ASRA, calculated as of September 5, 2006. The Company’s per share purchase price pursuant to the ASRA may be adjusted as of September 4, 2007, based on the volume-weighted average trading price of the stock through that date.
(4)	Based on an average purchase price $11.8965 for all shares received pursuant to the CASRA as of October 6, 2006. The Company may receive additional shares pursuant to the CASRA at no additional cost depending on movements in the market price of the Company’s common stock through September 4, 2007.
(5)	The Company made initial payments totaling $100,000,000 to Goldman Sachs under the ASRA and the CASRA. The Company has not repurchased any of its own shares except for those shares acquired pursuant to the ASRA and CASRA and currently has $50,000,000 remaining available for repurchases pursuant to the plan. The total purchase price under the ASRA is subject to adjustment as of September 4, 2007 as described in footnote (3) above. The $50,000,000 reserve for future repurchases may be used to make any additional payments to Goldman Sachs required under the ASRA (described in footnote (3) above) or to repurchase additional shares pursuant to an SEC Rule 10b5-1 Plan to be established by the Company.
(6)	The per share purchase price is calculated by dividing the $50,000,000 paid pursuant to the CASRA by the total number of shares delivered pursuant to the CASRA to date, 2,976,444 shares received on September 5, 2006 and 1,226,456 shares received on October 6, 2006.
(7)	The Company may receive up to 933,978 additional shares at no additional cost pursuant to the CASRA, pending the adjustment described in footnote (4) above.

Item 6.	Selected Financial Data

The table that follows presents selected financial data for each of the last five fiscal years and four months ended December 31, 2005 from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K Report.

On December 13, 2005, the Company’s board of directors approved a change in fiscal year end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31, effective as of December 31, 2005.

(In thousands, except per share amounts)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004	Year ended August 30, 2003	Year ended August 31, 2002
Operating Results
Net sales	$678,706	$202,296	$358,033	$337,154	$246,751	$222,997
Gross profit	306,149	69,964	139,590	150,259	98,036	88,706
Selling, general and administrative expenses	189,772	77,788	111,647	93,335	78,797	73,569
Engineering, research and development expenses	38,830	13,914	18,482	18,813	17,370	17,408
Operating profit (loss)	77,547	(21,738)	9,461	38,111	271	(3,834)
Income (loss) before income taxes and equity in affiliate earnings	88,410	(19,360)	14,114	39,460	(3,416)	(1,395)
Income tax expense (benefit)	26,505	(9,009)	1,081	12,464	(5,717)	(3,373)
Income (loss) from continuing operations	62,436	(10,281)	12,786	26,983	2,157	2,776
Net income (loss)	$63,466	$(18,324)	$9,393	$24,770	$1,275	$2,776

Earnings Per Share Data
Diluted earnings (loss) per share—continuing operations	$0.45	$(0.08)	$0.16	$0.35	$0.03	$0.04
Weighted average shares outstanding—diluted	138,492	135,437	79,328	76,220	74,475	74,170

Operating Ratios—% of net sales
Gross profit	45.1%	34.6%	39.0%	44.6%	39.7%	39.8%
Selling, general and administrative expenses	28.0	38.5	31.2	27.7	31.9	33.0
Engineering, research and development expenses	5.7	6.9	5.2	5.6	7.0	7.8
Operating profit (loss)	11.4	(10.7)	2.6	11.3	0.1	(1.7)
Income (loss) before income taxes and other items	13.0	(9.6)	3.9	11.7	(1.4)	(0.6)
Effective tax rate(1)	30.0	46.5	7.7	31.6	167.4	241.8
Net income	9.4	(9.1)	2.6	7.3	0.5	1.2

(In thousands, except per share amounts)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004	Year ended August 30, 2003	Year ended August 31, 2002

Cash Flow Statement Data
Depreciation and amortization	$43,661	$14,049	$24,475	$24,566	$26,535	$28,164
Capital expenditures	29,975	10,311	19,559	19,963	13,899	19,568
Net cash provided by operating activities	95,869	23,390	50,772	50,177	33,438	32,861
Net cash provided by (used in) investing activities	(16,485)	(13,116)	58,720	(87,227)	(38,121)	(38,333)
Net cash provided by (used in) financing activities	(80,037)	(15,432)	3,066	1,835	10,706	5,619

Balance Sheet and Other Data
Current assets	$554,557	$512,959	$542,801	$271,992	$216,459	$216,735
Current liabilities	104,829	111,017	124,856	63,895	54,289	39,621
Working capital	449,728	401,942	417,945	208,097	162,170	177,114
Current ratio	5.29	4.62	4.35	4.25	3.99	5.47
Long-term debt	2,995	3,383	21,800	18,898	10,070	12,691
Shareholders’ equity	1,015,980	1,012,819	1,023,414	372,185	337,665	322,114
Total assets	1,157,618	1,142,790	1,185,620	467,046	414,739	390,260
Return on average shareholders’ equity—%	6.3	(1.8)	1.3	7.0	0.4	0.7
Shares outstanding at end of period	132,771	136,044	135,299	73,380	72,512	71,161

(1)	Effective tax rate represents income tax expense (benefit) as a percent of income (loss) before income taxes and equity in affiliates.

Operating results include the following charges or gains: 2006 costs of $5.3 million associated with consolidation of manufacturing facilities and integration expenses of $8.9 million; four months ended December 2005 a charge of $17.8 million related to the sale of acquired inventory written up to fair value, costs of $4.8 million associated with consolidation of manufacturing facilities, and integration expenses of $12.8 million; 2005 a charge of $5.9 million related to the sale of acquired inventory written up to fair value, costs of $3.7 million associated with consolidation of manufacturing facilities, and integration expenses of $12.2 million and a gain of $2.9 million associated with the sale of an equity investment; 2004 a gain of $1.1 million associated with the sale of an equity investment; 2003 a charge of $1.5 million related to the closure of a facility and the impairment loss of $4.5 million of an equity investment; and 2002 a charge of $4.0 million related to the closure of two facilities and the reversal of previous nonrecurring charges of $2.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the Company’s consolidated financial condition and results of operations with the consolidated financial statements and the accompanying notes to the consolidated financial statements included elsewhere in this document. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in the “FACTORS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS” section of this Item 7. Our actual results may differ materially from those contained in any forward-looking statements.

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

Entegris, Inc. is a leading provider of materials integrity management products and services that purify, protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and data storage industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in North America, Asia, Europe and the Middle East.

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

Certain of these products are unit driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane based liquid filters and housings, metal based gas filters and resin based gas purifiers, as well as PVA roller brushes for use in post CMP cleaning applications. The Company’s capital expense driven products include its process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes.

On December 13, 2005, the Company’s board of directors approved a change in fiscal year end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31, effective as of December 31, 2005. As a result, the financial periods presented and discussed in this Annual Report on Form 10-K will be defined as follows: (i) year ended December 31, 2006 representing the twelve months ended December 31, 2006; (ii) four-month transition period ended December 31, 2005 representing the four months ended December 31, 2005; (iii) year ended August 27, 2005 representing the twelve months ended August 27, 2005; and (iv) year ended August 28, 2004 representing the twelve months ended August 28, 2004

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

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

•

Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the cost of manufacturing and raw materials. This is also affected by a number of factors, which include the Company’s sale mix, purchase prices of raw material (especially resin and purchased components), competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others.

•

Fixed cost structure The Company’s fixed cost structure is significant. Increases or decreases in sales have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, and depreciation and amortization. It is not possible to vary these costs easily in the short term as volumes fluctuate. Thus changes in sales volumes can affect the usage and productivity of these cost components and can have a large effect on the Company’s results of operations.

Overall Summary of Financial Results for the Year Ended December 31, 2006

For the year ended December 31, 2006 (2006), net sales were $678.7 million, up $235.9 million, or 53.3%, from sales reported for the year ended December 31, 2005 (2005). The increase was principally driven by the benefit of a full year of sales from Mykrolis operations, acquired on August 6, 2005, with incremental sales of approximately $192.0 million. The sales comparison is adversely affected by approximately $4.5 million due to the year-over-year currency fluctuations, principally related to the Japanese yen, versus the U.S. dollar.

Reflecting the year-over-year sales increase, the Company reported higher gross profit and improved gross margins. The Company’s gross margin in 2006 was 45.1% versus 36.4% a year earlier. The absence of a $23.8 million incremental cost of sales charge recorded in 2005 associated with the fair market value write-up of inventory acquired in the merger with Mykrolis accounts for about two-thirds of the year-over-year improvement in 2006.

The Company’s selling, general and administrative (SG&A) expenses increased $32.2 million in 2006. The increase in SG&A costs primarily reflects the addition of SG&A expenses associated with Mykrolis’ infrastructure offset by lower SG&A expenses in 2006 related to the completion of merger-related integration activities when compared to 2005, as well as the benefit of cost containment measures initiated during the latter half of 2006.

The Company reported income from continuing operations of $62.4 million for 2006 compared to a loss of $5.1 million for 2005. Income from continuing operations increased due to the higher sales and gross profit levels, and lower levels of merger-related integration expenses.

During 2006, the Company generated cash of $95.9 million from operations as the cash generated by the Company’s net earnings and non-cash charges exceeded the effect of working capital changes (increases in accounts receivable and inventory along with decreases in accounts payable and accrued liabilities). Cash, cash equivalents and short-term investments were $275.0 million at December 31, 2006 compared with $274.4 million at December 31, 2005.

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

Net Sales The Company’s net sales consist of revenue from sales of products net of trade discounts and allowances. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred to the customer; collectibility is reasonably assured, and pricing is fixed or determinable. In most transactions, the Company has no obligations to its customers after the date products are shipped other than pursuant to warranty obligations. In the event that significant post- shipment obligations or uncertainties exist such as customer acceptance, revenue recognition is deferred as appropriate until such obligations are fulfilled or the uncertainties are resolved.

Accounts Receivable-Related Valuation Accounts The Company maintains allowances for doubtful accounts and for sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing these valuation accounts. Material differences could result in the amount and timing of the Company’s results of operations for any period if we made different judgments or utilized different estimates. In addition, actual results could be different from the Company’s current estimates, possibly resulting in increased future charges to earnings.

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management analyzes the age of receivable balances, historical bad debts write-off experience, industry and geographic concentrations of customers, general customer creditworthiness and current economic trends when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $0.8 million and $1.4 million at December 31, 2006 and December 31, 2005, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At December 31, 2006 and December 31, 2005, the Company’s reserve for sales returns and allowances was $1.8 million and $0.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off or a valuation allowance is recorded to establish a new carrying value for the identified items. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $10.2 million at December 31, 2006 compared to $8.1 million at December 31, 2005.

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

The Company tests goodwill for impairment on an annual basis. The Company assesses the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

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

The Company intends to continue to reinvest its undistributed international earnings in its international operations; therefore, no U.S. tax has been recorded to cover the repatriation of such undistributed earnings.

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried a valuation allowance of $0.7 million and $2.2 million against its deferred tax assets at December 31, 2006 and December 31, 2005, respectively, in connection with a portion of a capital loss carryforward related to the Company’s discontinued operations that more likely than not will not be realized. The change in the valuation allowance resulted from the resolution of a matter with respect to the characterization of certain gains and losses.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At December 31, 2006 and December 31, 2005, the Company’s accrual for estimated future warranty costs was $2.0 million and $2.1 million, respectively.

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

Results of Operations

Twelve months ended December 31, 2006 compared to twelve months ended December 31, 2005 (Unaudited)

The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the years ended December 31, 2006 and December 31, 2005. The Company’s historical financial data were derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Dollars in thousands)	Year ended December 31, 2006		Year ended December 31, 2005 (Unaudited)
	% of net sales		% of net sales
Net sales	$678,706	100.0%	$442,834	100.0%
Cost of sales	372,557	54.9	281,569	63.6

Gross profit	306,149	45.1	161,265	36.4
Selling, general and administrative expenses	189,772	28.0	157,583	35.6
Engineering, research and development expenses	38,830	5.7	26,247	5.9

Operating profit (loss)	77,547	11.4	(22,565)	(5.1)
Interest income, net	(9,205)	(1.4)	(4,519)	(1.0)
Other income, net	(1,658)	(0.2)	(2,138)	(0.5)

Income (loss) before income taxes and equity in earnings of affiliates	88,410	13.0	(15,908)	(3.6)
Income tax expense (benefit)	26,505	3.9	(10,941)	(2.4)
Equity in net (earnings) loss of affiliates	(531)	(0.1)	149	—

Net income (loss) from continuing operations	$62,436	9.2	$(5,116)	(1.2)

Net sales For the year ended December 31, 2006 (2006), net sales were $678.7 million, up $235.9 million, or 53.3%, from sales reported for the year ended December 31, 2005 (2005). The increase in net sales reflects the inclusion of sales from the former Mykrolis operations for the full year in 2006 versus only the five-month period from August 6, 2005 through December 31, 2005 for the prior period. Such incremental sales totaled $192.0 million and accounted for approximately 80% of the year–over-year increase. Net sales for fiscal 2006 included unfavorable foreign currency effects, principally related to the Japanese yen, versus the U.S. dollar in the amount of $4.5 million. On a geographic basis, total sales to North America were 27%, Asia Pacific 33%, Europe 15% and Japan 25% in 2006.

Demand drivers for the Company’s business primarily are comprised of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit driven products represented 59% of sales and capital-driven products represented 41% of total sales in 2006. This compares to a unit driven to capital driven ratio of 60:40 for the year ended December 31, 2005.

Sales of unit-driven products grew in 2006 as semiconductor fab utilization rates remained strong and stable. Unit-driven products have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters used in the photolithography, CMP and wet, etch and clean processes, and in wafer shippers, used to ship raw wafers, particularly at wafer sizes of 150mm and below, as well as in chip trays and data storage components used to ship 65mm and 95mm disk drives. Demand for liquid filters remained relatively stable for most of these semiconductor applications, but sales of these products to non-semiconductor customers declined modestly. Sales of wafer shippers increased modestly due to higher sales of 200mm wafer shipper products. Sales of disk shippers for data storage products were also higher, as the market for 95mm devices remained strong.

Year over year sales of capital driven products generally improved in 2006, reflecting strong sales during the first half of the year and a decline during the second half of 2006 reflecting a general slowing of the industry, particularly in North America. Capital driven products include wafer process carriers, gas micro contamination control systems, used in the deployment of advanced photolithography processes, fluid handling systems including dispense pumps used in the photolithography process, and integrated liquid flow controllers used in various processes around the fab. Sales of liquid systems grew during the first half of the year, but declined later in 2006 reflecting a general slowing in the industry.

Wafer transport products, such as 300mm FOUP products, also reflected slower capital spending, particularly at some North American customers. Sales of gas microcontamination control products reached the all-time high in 2006, reflecting the market acceptance of the Company’s gas purification systems and liquid lens system used on advanced lithography steppers.

Sequentially, sales for the fourth quarter of 2006 were 1% lower than the third quarter of 2006 due to lower sales of capital-driven products. Unit-driven sales remained stable reflecting flat levels of wafer starts and semiconductor production. This was in contrast to significantly lower sales of capital-driven products due in part to softening in demand, particularly from North American customers.

Gross profit Gross profit for the year ended December 31, 2006 increased by $144.9 million to $306.1 million, an increase of 89.8% from the $161.3 million for the comparable 2005 period. The gross margin percentage for 2006 was 45.1% versus 36.4% for the comparable 2005 period.

The gross profit and gross margin improvements for the year ended December 31,2006 compared to the same period a year ago were mainly due to the addition of the former Mykrolis operations, particularly the inclusion of sales of gas micro contamination and liquid micro contamination product lines as these products typically carry higher gross margins than the Company’s other products. The Company also benefited from improved sales levels resulting in improved utilization of its manufacturing facilities. Prices for raw materials were relatively stable sequentially and compared to the year-ago period.

Gross profit in 2006 was reduced by costs of $2.8 million incurred in connection with the consolidation of manufacturing facilities in the U.S., Germany and Japan. Offsetting these charges to 2006 gross profit was a gain of $0.7 million on the sale of a facility recognized during the second quarter of 2006. Gross profit in the third and fourth quarters of 2006 was lower than the strong levels achieved earlier in the year due to manufacturing inefficiencies experienced at a North American plant in the third quarter and expenses incurred in the fourth quarter in connection with a comprehensive worldwide review of the Company’s manufacturing operations to identify and resolve manufacturing inefficiencies.

Gross profit in 2005 was significantly affected by the inclusion of $23.8 million in incremental cost of sales charge associated with the fair market value write-up of inventory acquired in the merger with Mykrolis. The inventory write-up was recorded as part of the purchase price allocation and was charged to cost of sales over inventory turns of the acquired inventory during the third and fourth quarters of 2005. Also during 2005, the Company incurred costs of $8.4 million associated with the realignment of manufacturing facilities in the U.S., Germany and Japan and its production and administrative activities, including $3.7 million in accelerated depreciation and impairment charges associated with assets sold or in connection with realignment activities.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses of $189.8 million for 2006 increased $32.2 million, or 20.4% as compared to $157.6 million in the comparable period a year ago. SG&A expenses, as a percent of net sales, fell to 28.0% from 35.6% a year earlier. The lower SG&A costs as a percent of net sales reflects the benefit of cost reductions associated with the merging of the two entities.

The year-over-year increase in SG&A costs reflect the addition of SG&A expenses associated with Mykrolis’ infrastructure as well as increased amortization of intangibles of $7.4 million. Costs of $12.1 million were incurred by the Company in connection with the integration and realignment activities associated with the Mykrolis merger compared to $23.4 million in 2005. The costs included in the latter category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. SG&A costs fell during the second half 2006 as cost containment measures were put in place in the face of slowing sales and as integration activities were completed.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses rose by $12.6 million, or 47.9%, to $38.8 million in fiscal 2006 as compared to $26.2 million for the year ended December 31, 2005. The increases mainly reflect the inclusion of ER&D expenses associated with former Mykrolis operations. ER&D expenses as a percent of net sales were 5.7% compared to 5.9% a year ago. The Company continues to focus on supporting current product lines, and developing new products and manufacturing technologies.

Interest income, net Net interest income was $9.2 million in fiscal 2006 compared to $4.5 million in the year-ago period. The increases reflect the considerably higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period, associated in part with the cash and short-term investments acquired in the Mykrolis merger.

Income tax expense The Company recorded income tax expense of $26.5 million in fiscal 2006 compared to an income tax benefit of $10.9 million for the comparable period a year ago. The effective tax rate was 30.0% in fiscal 2006 compared with a 68.8% rate a year earlier. The Company’s 2006 tax rate was lower than statutory rates due to the benefits associated with export activities and a tax holiday in Malaysia whereby as a result of employment commitments and capital investments made by the Company, income from certain manufacturing activities in Malaysia was exempt from tax with tax benefits in 2006 in the amount of $2.8 million. In 2005, the Company benefited from a tax holiday in Malaysia whereby as a result of employment and R&D expenditure commitments made by the Company, income from certain manufacturing activities in Malaysia was exempt from tax with tax benefits of $1.0 million.

Discontinued operations The Company’s businesses classified as discontinued operations recorded nominal losses before income taxes for fiscal 2006. The year-to-date results of income from discontinued operations included a tax benefit of $1.6 million recorded in the first quarter of 2006 related to the change in the deferred tax asset valuation allowance resulting from the resolution of a matter with respect to the characterization of certain gains and losses.

Net income The Company recorded net income of $63.5 million, or $0.46 per diluted share, in fiscal 2006, compared to a net loss of $15.5 million, or $0.16 per diluted share, in the comparable 2005 period. Income from continuing operations for fiscal 2006 was $62.4 million, or $0.45 per diluted share, compared to a net loss of $5.1 million, or $0.05 per diluted share, in the year ago period.

Four Months Ended December 31, 2005 Compared To Four Months Ended December 31, 2004 (Unaudited)

The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the four months ended December 31, 2005 and December 31, 2004. The Company’s historical financial data were derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Dollars in thousands)	Four months ended December 31, 2005		Four months ended December 31, 2004 (Unaudited)
		% of net sales		% of net sales
Net sales	$202,296	100.0%	$117,626	100.0%
Cost of sales	132,332	65.4	69,057	58.7

Gross profit	69,964	34.6	48,569	41.3
Selling, general and administrative expenses	77,788	38.5	31,918	27.1
Engineering, research and development expenses	13,914	6.9	6,274	5.3

Operating (loss) profit	(21,738)	(10.7)	10,377	8.8
Interest income, net	(2,440)	(1.2)	(473)	(0.4)
Other expense, net	62	—	214	0.2

(Loss) income before income taxes and equity in (earnings) loss of affiliates	(19,360)	(9.6)	10,636	9.0
Income tax (benefit) expense	(9,009)	(4.5)	2,998	2.5
Equity in net (earnings) loss of affiliates	(70)	—	27	—

Net (loss) income from continuing operations	$(10,281)	(5.1)	$7,611	6.5

Net sales Net sales were $202.3 million for the four months ended December 31, 2005, up 72% compared to $117.6 million in the four months ended December 31, 2004. Sales from Mykrolis operations totaled $89.6 million, accounting for slightly more than the overall period-over-period increase. Sales were adversely affected by approximately $3.5 million due to the weakening of international currencies versus the U.S. dollar, most notably in Japan. On a geographic basis, total regional sales to North America were 31%, Asia Pacific 33%, Europe 14% and Japan 22%.

Industry indicators during the 2005 period were largely positive. Semiconductor device makers and foundries reported continued high fab utilization rates, both at the advanced technology nodes and for NAND flash and other memory devices. Capital spending was also generally favorable.

These trends were reflected across unit-driven products. In particular, sales of liquid filtration and purification products, which represent almost half of unit-driven sales, improved over the comparable period a year ago. Strength in Japan and North America was offset by relative weakness in Europe, whose order trends typically trail those in other geographies.

Sales of wafer shippers rose during the period, driven by demand for product for 200mm and below. Other unit-driven products were mixed. Strong sales of gas microcontamination filters and purifiers, which are used on a broad spectrum of gas and vacuum based tools, offset lower sales of shippers for data storage devices and matrix trays for finished electronic products.

Among capital-driven products, sales of 300mm wafer carriers improved over the comparable period a year earlier. Sales of these products are primarily driven by the timing of new fab construction, and as such, demand can be variable from period to period. Sales of liquid systems products were also higher than a year ago.

Gross profit Gross profit in the four months ended December 31, 2005 increased by $21.4 million to $70.0 million, an increase of 44% from the $48.6 million reported in the four months ended December 31, 2004. The gross margin percentage for the four months ended December 31, 2005, was 34.6 % versus 41.3% in the comparable period of 2004.

The gross margin percentage figure for the four months ended December 31, 2005, was significantly below the figure for the same period in the prior year for a number of reasons. The main factor was the $17.8 million incremental cost of sales charge associated with the fair market value write-up of inventory acquired in the merger with Mykrolis. The inventory write-up was recorded as part of the purchase price allocation and was charged to cost of sales over inventory turns of the acquired inventory and was fully expensed by the end of the quarter ended November 26, 2005. Costs of $4.8 million associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan also reduced gross profit. Although price increases for resins recently began to moderate, on a year-over-year basis, the Company’s gross margin was lower due to higher material costs for certain products.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased $45.9 million, or 144%, to $77.8 million in the four months ended December 31, 2005, up from $31.9 million in the comparable four-month period a year earlier. Due to the magnitude of the increase, SG&A expenses, as a percent of net sales, rose to 38.5% from 27.1% a year earlier.

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

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $13.9 million in the four months ended December 31, 2005, up 122% from $6.3 million in the four months ended December 31, 2004. ER&D expenses, as a percent of net sales, increased to 6.9% from 5.3%, reflecting the inclusion of Mykrolis ER&D expenses. The Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income of $2.4 million in the four months ended December 31, 2005 compared to $0.5 million in the same four-month period a year ago. The increase reflects the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period, associated in part with the investment funds acquired in the Mykrolis merger.

Income tax expense The Company recorded an income tax benefit of $9.0 million in the four months ended December 31, 2005 compared to income tax expense of $3.0 million in the four months ended December 31, 2004. The effective tax rate was (46.5)% in the 2005 period, compared to 28.2% in the 2004 period.

During in the four months ended December 31, 2005, the Company recorded a tax benefit $1.1 million, plus interest, related to the refund of certain Minnesota corporate income taxes previously paid for fiscal years 2000 and 2001 based upon recent court rulings. In both periods, the Company’s effective tax rate benefited from a tax benefit associated with export activities and a tax credit associated with research and development (R&D) activities. In addition, the Company benefited from a tax holiday in Malaysia whereby as a result of employment and R&D expenditure commitments made by the Company, income from certain manufacturing activities in Malaysia was exempt from tax with tax benefits in the four months ended December 31, 2005 in the amount of $0.2 million.

Income tax expense in the four months ended December 31, 2004 also included a $0.5 million tax benefit that was recorded in connection with the resolution of a U.S. Federal income tax refund claim made by the Company.

Discontinued operations The Company’s businesses classified as discontinued operations recorded a net loss of $8.0 million, net of tax, in the four months ended December 31, 2005. The results included impairment charges of $6.7 million, net of tax, associated with write-downs of long-lived assets to fair value less cost to sell. These product lines were sold in late calendar 2005 and the first quarter of calendar 2006.

Net (loss) income The Company recorded a net loss of $18.3 million, or $0.14 per diluted share, in the four-month period ended December 31, 2005 compared to net income of $6.6 million, or $0.09 per diluted share, in the four-month period ended December 31, 2004. The loss from continuing operations for the 2005 four-month period was $10.3 million, or $0.08 per share, compared to net income of $7.6 million, or $0.10 per share, in the 2004 four-month period.

Fiscal 2005 Compared to Fiscal 2004

The following table sets forth the relationship between various components of operations, stated as a percent of net sales, for the years ended August 27, 2005 (fiscal 2005) and August 28, 2004 (fiscal 2004). The Company’s historical financial data were derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Percent of net sales)	Year ended August 27, 2005	Year ended August 28, 2004
Net sales	100.0%	100.0%
Cost of sales	61.0	55.4

Gross profit	39.0	44.6
Selling, general and administrative expenses	31.2	27.7
Engineering, research and development expenses	5.2	5.6

Operating profit	2.6	11.3
Interest income, net	(0.7)	(0.1)
Other income, net	(0.6)	(0.3)

Income before income taxes and equity in loss of affiliates	3.9	11.7
Income tax expense	0.3	3.7
Equity in net loss of affiliates	0.1	—

Net income from continuing operations	3.6	8.0

Net sales Net sales increased 6.2% to $358.0 million in the year ended August 27, 2005 from $337.2 million in the year ended August 28, 2004. The slight increase reflected improvement in certain product lines and the impact of the merger with Mykrolis which closed on August 6, 2005, three weeks prior to the end of the Company’s fiscal year. Approximately two-thirds of the sales increase for 2005 was associated with the Mykrolis merger.

The semiconductor market generated about 75% of the Company’s overall sales for fiscal 2005, compared to about 77% in fiscal 2004. Exclusive of the Mykrolis sales recorded late in fiscal 2005, sales of semiconductor products decreased by 3% from fiscal 2004 to 2005. Both unit-driven product lines such as wafer shippers, and test, assembly and packaging products and capital-spending driven products, such as wafer and reticle carrier products and fluid handling products saw slight sales declines.

During fiscal 2005, the Company’s data storage products increased by 32% as customers experienced significant increased demand for a wide range of consumer driven electronic products. The increase in sales was particularly driven by results in the first three quarters of the fiscal year with sales moderating in the fourth quarter of the fiscal 2005. Sales of services rose 30% from fiscal 2004. The increase reflects growth from a service facility acquired in France in the third quarter of fiscal 2004 along with increased sales of equipment used to clean wafer shippers, disk carriers and other shipping products.

During fiscal 2005 sales in all geographies increased with the highest increase in the Asia-Pacific region. The fiscal 2005 regional sales breakdown, as a percentage of total sales, was as follows: North America 37%, Asia-Pacific 32%, Europe 16% and Japan 15%.

Gross profit Gross profit in fiscal 2005 decreased by 7.1% to $139.6 million, compared to $150.3 million in fiscal 2004. As a percentage of net sales, the fiscal 2005 gross margin was 39.0%, compared to 44.6% in 2004. The reductions in the fiscal 2005 gross margin percentage figures were primarily the result of higher resin prices, estimated at slightly over 100 basis points; a change in product mix to some relatively lower margin wafer process products, the fourth quarter $5.9 million reduction in gross profit associated with the write-up of inventory to fair value in connection with the Merger with Mykrolis and costs of $3.6 million associated with consolidation of manufacturing facilities, mainly incurred in the fourth quarter.

Selling, general and administrative expenses (SG&A) SG&A expenses increased $18.3 million, or 19.6%, to $111.6 million in fiscal 2005, up from $93.3 million in fiscal 2004. SG&A costs, as a percent of net sales, increased to 31.2% from 27.7%. This increase mainly reflects costs of $12.1 incurred by the Company in connection with the merger with Mykrolis and includes severance and retention costs and costs associated with integration of the two operations as well the additional SG&A expenses recorded by Mykrolis after the date of the Merger.

Engineering, research and development expenses (ER&D) ER&D expenses were essentially flat in 2005 at $18.5 million compared to $18.8 million in 2004. Due to the slight decrease in ER&D expenses and the Company’s higher net sales, such costs as a percent of net sales, decreased to 5.2% from 5.6%. The Company’s ER&D efforts continued to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.

Operating profit Operating profit, stated as a percent of net sales, was 2.6% for fiscal 2005, compared to 11.3% in fiscal 2004. The decline in fiscal 2005 was mainly due to lower gross profit and higher SG&A expenses as described above.

Interest income, net The Company reported net interest income was $2.5 million in fiscal 2005 as compared with $0.3 million in fiscal 2004. The increases reflect higher average net invested balances and higher rates of interest available on the Company’s investment in debt securities, when compared to a year ago. In addition, interest income in the third quarter of fiscal 2005 included $0.2 million related to interest on a tax refund received during the period.

Other (income) expense, net Other income was $2.1 million in fiscal 2005 compared to $1.1 million in fiscal 2004. Other income in fiscal 2005 included gains of $2.9 million associated with the sale of about 1.1 million shares of Nortem N.V. common stock as described in Note 6 to the Company’s consolidated financials statements. Other income in fiscal 2004 included gains of $1.1 million associated with the sale of an aggregate 512,800 shares of Nortem N.V. common stock made periodically over the course of fiscal 2004.

The Company also recorded foreign currency remeasurement losses of $0.9 million in fiscal 2005 compared to foreign currency remeasurement losses of $0.2 million in fiscal 2004.

Income tax (benefit) expense The Company recorded an income tax expense of $1.1 million in fiscal 2005 compared to income tax expense of $12.5 million for fiscal 2004. The effective tax rate for fiscal 2005 was 7.7% compared to 31.6 % in fiscal 2004. The Company’s effective tax rate in fiscal 2005 is lower than the statutory federal rate of 35% in the United States due to a tax benefit associated with export activities, a tax benefit from the Company’s investment in tax exempt securities, a tax credit associated with research and development (R&D) activities, and a benefit of $1.4 million from the resolution of tax contingencies. In addition, the Company benefited from a tax holiday in Malaysia whereby as a result of employment and R&D expenditure commitments made by the Company, income from certain manufacturing activities in Malaysia was exempt from tax with tax benefits in fiscal 2005 in the amount of $1.0 million compared to $0.7 million in fiscal 2004.

The Company’s effective tax rate in fiscal 2004 was lower than the statutory federal rate of 35% in the United States due to lower taxes on foreign operations, a tax benefit associated with export activities, and a tax credit associated with R&D activities.

Quarterly Results of Operations

The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters and four-month transition period ended December 31, 2006. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments which management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

	Year Ended August 28, 2005				Four Months Ended December 31, 2005	Year Ended December 31, 2006
	Q1	Q2	Q3	Q4		Q1	Q2	Q3	Q4
(In thousands)
Net sales	$89,102	$83,589	$84,948	$100,394	$202,296	$157,662	$180,701	$171,262	$169,081
Gross profit	37,159	34,685	35,095	32,651	69,964	72,959	87,107	76,262	69,821
Selling, general and administrative expenses	23,822	23,719	22,518	41,588	77,788	52,068	51,977	43,672	42,055
Engineering, research and development expenses	4,358	3,972	4,539	5,613	13,914	9,176	10,219	9,840	9,595
Operating profit (loss)	8,979	6,994	8,038	(14,550)	(21,738)	11,715	24,911	22,750	18,171
Net income (loss)	5,739	4,475	7,109	(7,930)	(18,324)	11,353	18,193	17,821	16,099

	Q1	Q2	Q3	Q4	Four Months Ended December 31, 2005	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	41.7	41.5	41.3	32.5	34.6	46.3	48.2	44.5	41.3
Selling, general and administrative expenses	26.7	28.4	26.5	41.4	38.5	33.0	28.8	25.5	24.9
Engineering, research and development expenses	4.9	4.8	5.3	5.6	6.9	5.8	5.7	5.7	5.7
Operating profit (loss)	10.1	8.4	9.5	(14.5)	(10.7)	7.4	13.8	13.3	10.7
Net income (loss)	6.4	5.4	8.4	(7.9)	(9.1)	7.2	10.1	10.4	9.5

In the four months ended December 31, 2005 and the fourth quarter of year ended August 28, 2005, the Company’s results included incremental charges of $17.8 million and $5.9 million, respectively, associated with the write-up of inventory to fair value in connection with the merger with Mykrolis.

Our quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a variety of factors, a number of which are beyond the Company’s control.

Liquidity and Capital Resources

The Company has historically financed its operations and capital requirements through cash flow from operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In August 2005, the company financed its merger with Mykrolis Corporation through the issuance of common stock and stock options.

Operating activities Net cash flow provided by operating activities totaled $95.9 million in for the year ended December 31, 2006. Cash flow primarily related to non-cash charges, including depreciation and amortization of $43.7 million, and share-based compensation expense of $14.8 million. Offsetting these items was the impact of changes in operating assets and liabilities, most notably receivables and inventory increases and a decrease in accounts payable.

Net cash flow provided by operating activities totaled $23.4 million in the four months ended December 31, 2005. The Company’s net loss from continuing operations of $10.3 million was offset by various noncash charges, including depreciation and amortization of $14.0 million, the incremental cost of sales charge of $17.8 million associated with the write-up of inventory and share-based compensation expense of $11.1 million. Operating cash flow was only nominally affected by the impact of changes in working capital accounts.

Working capital stood at $449.7 million at December 31, 2006, including $154.8 million in cash and cash equivalents, and short-term investments of $120.2 million.

During 2006, accounts receivable, net of foreign currency translation adjustments, increased by $16.4 million, reflecting the increase in net sales levels. The Company’s days sales outstanding stood at 70 days compared to 69 days at the beginning of the year. Inventories rose by $23.2 million from December 31, 2005 due to a general increase in production activity associated with higher order and sales levels, and increases in inventories at various locations worldwide related to a change in distribution model and in order to improve customer delivery times. The increase was also due to inventory builds to support the Company’s manufacturing facility consolidations.

Investing activities Net cash flow used in investing activities totaled $16.5 million in the twelve months ended December 31, 2006. Acquisition of property and equipment totaled $30.0 million, primarily for additions of manufacturing equipment, tooling and information systems, and the expansion of the Company’s Kulim, Malayisia facility in anticipation of moving the manufacture of certain products to Kulim, as well as expanding engineering and applications support capabilities there. The Company currently expects total capital expenditures of approximately $35 million for calendar 2007. Proceeds of $3.9 million from the sale of various property and equipment were recorded in the twelve months ended December 31, 2006.

During the year ended December 31, 2006, short term investments in the amount of $11.2 million, net of purchases, matured. Short-term investments stood at $120.2 million at December 31, 2006.

Net cash used in investing activities totaled $13.1 million for the four months ended December 31, 2005. Acquisition of property and equipment of $10.3 million, primarily for additions of manufacturing, computer and laboratory equipment.

Financing activities Net cash used in financing activities totaled $80.0 million during fiscal 2006. The Company made payments of $3.1 million on borrowings. No proceeds from new borrowings were received during the current year. The Company received proceeds of $20.0 million in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

On August 21, 2006 the Company’s Board of Directors authorized a share repurchase program of up to $150 million over the succeeding 12 to 18 months. In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement (ASRA) and a collared accelerated share repurchase agreement (CASRA) with Goldman, Sachs & Co. (GS) on August 30, 2006. Under the ASRA, which was effective as of August 30, 2006, the Company acquired 4,677,268 shares of common stock on September 5, 2006 from GS for $50.0 million. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $47 thousand, $28.2 million, and $21.7 million, respectively.

Under the CASRA, the Company paid $50.0 million for a prepaid forward contract, which was effective August 30, 2006, to repurchase the Company’s common stock. The Company received deliveries of common stock of 3.0 million shares and 1.2 million shares on September 5, 2006 and October 6, 2006, respectively. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $42 thousand, $25.2 million, and $19.8 million, respectively. $5.0 million of the $50.0 million payment is reflected as a prepaid forward contract for share repurchase in shareholders’ equity, which will be credited as the Company receives additional shares under the CASRA.

Under both the accelerated share repurchase (ASRA) and the collared accelerated share repurchase agreements (CASRA), GS may repurchase an equivalent number of shares in the open market through September 4, 2007. At that date, the Company’s price under the ASRA will be adjusted up or down based on the volume-weighted average price of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The Company may also receive additional shares pursuant to the CASRA, depending on movements in the market price of the Company’s common stock. The Company financed the ASRA and CASRA with its available cash equivalents and short-term investments.

Cash used in financing activities totaled $15.4 million for the four month transition period ended December 31, 2005. Principal payments on short-term borrowings and long-term debt were $22.9 million. Proceeds from borrowings of $3.5 million and proceeds from the issuance of common stock of $3.8 million partially offset this cash outflow.

As of December 31, 2006, the Company’s sources of available funds comprised $154.8 million in cash and cash equivalents, $120.2 million in short-term investments, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at December 31, 2006 and lines of credit with three international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $4.8 million. There were no borrowings outstanding on these lines of credit at December 31, 2006.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10.0 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is prohibited from paying cash dividends. The Company is also subject to, and is in compliance with, certain financial covenants including a leverage ratio of funded debt to EBITDA (as defined therein) of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of December 31, 2006, was $294.0 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75.0 million.

At December 31, 2006, the Company’s shareholders’ equity stood at $1,016.0 million, up slightly from $1,012.8 million at the beginning of the year. This change reflects the Company’s net earnings of $63.5 million, the proceeds of $20.0 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $14.8 million associated with the recording of share-based compensation expense, offset in part by the $100.0 million repurchase of the Company’s common stock.

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

The following table summarizes the maturities of the Company’s significant financial obligations:

	Maturity by fiscal year
(In thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases	$32,555	$8,285	$5,986	$4,682	$4,231	$3,065	$6,306
Foreign currency contracts	1,269	1,269	—	—	—	—	—

Total	$33,824	$9,554	$5,986	$4,682	$4,231	$3,065	$6,306

Contractual obligations reflected in the balance sheet:
Long-term debt	$3,396	$401	$433	$467	$504	$55	$1,536
Pension obligations	5,367	906	625	618	209	403	2,606

Total	$8,763	$1,307	$1,058	$1,085	$713	$458	$4,142

Quantitative and Qualitative Disclosure About Market Risks

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at December 31, 2006 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.7 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2006, the Company was party to forward contracts to deliver Japanese yen, Taiwanese dollars, Euros, Korean won, Malaysia ringgits, and Singapore dollars with notional values of approximately $10.0 million, $18.7 million, $16.0 million, $2.0 million, $8.0 million and $3.6 million, respectively. A hypothetical 10% change in the foreign currency exchange rates would potentially result in exchange gains or losses that would increase or decrease net income by approximately $3.4 million.

Impact of Inflation

The Company’s consolidated financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company’s primary costs. The cost of certain materials, including polymers and stainless steel, were flat compared to one year ago due to increased production capacity of suppliers and relatively stable oil prices. Entegris expects the cost of these materials to increase in the upcoming fiscal year due to tightening of production capacity of its suppliers and a projected increase in oil prices. Labor costs, including taxes and fringe benefits rose slightly in fiscal 2006 and moderate increases also can be reasonably anticipated for fiscal 2007. The Company’s products are sold under contractual arrangements with our large customers and at current market prices to other customers. Consequently, the Company can adjust its selling prices, to the extent allowed by competition and contractual arrangements, to reflect cost increases caused by inflation. However, many of these cost increases may not be recoverable.

FACTORS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

The matters discussed in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include but are not limited to statements about:

•	our strategy;

•	our revenues;

•	sufficiency of our cash resources;

•	product development;

•	our research and development and other expenses; and

•	our operations and legal risks.

Discussions containing these forward-looking statements may be found throughout this report including in the items entitled “Business” (Item 1), “Risk Factors” (Item 1A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7), as well as any amendments thereto reflected in subsequent filings with the SEC. These statements are based on current management expectations and are subject to substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Entegris or its management are intended to identify such forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report on Form 10-K except as required by law.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item can be found under the subcaption “Quantitative and Qualitative Disclosure About Market Risks” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this item is set forth in the Consolidated Financial Statements and Schedule covered by the Report of Independent Registered Public Accounting Firm at the end of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A.	Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2006, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management team with the participation of the Chief Executive Officer and the Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting related to our accounting for income taxes as described below.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance that records are maintained, in reasonable detail, that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective due to the material weakness related to our accounting for income taxes as described below. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2006:

Our policies and procedures did not provide for effective oversight and review of our accounting for income taxes. Specifically, our policies and procedures did not include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that our accounting for income taxes, including accounting for income taxes associated with acquisitions made by the Company, was in accordance with generally accepted accounting principles. This control deficiency resulted in errors in the Company’s interim and annual consolidated financial statements and more than a remote likelihood that a material misstatement in the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears on page F-3 of this Annual Report on Form 10-K.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

(d) MANAGEMENT’S REMEDIATION PLANS

The Company plans to conduct significant remediation efforts throughout 2007 with the goal to remediate this material weakness prior to December 31, 2007. Although we are still discussing and finalizing the specifics of these plans, they currently include the following:

•	Hiring additional tax personnel and providing additional training for select tax personnel;

•	Redesigning and implementing new review and approval procedures and processes associated with all income tax provision workpapers and the consolidated income tax reconciliation schedules;

•	Increasing the oversight by our accounting department of income tax reconciliations.

(e) INHERENT LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this item with respect to registrant’s directors, including information relating to the independence of certain directors, identification of the audit committee and the audit committee financial expert and with respect to corporate governance is set forth under the caption “Election of Directors” and “Corporate Governance”, respectively in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 9, 2007, and to be filed with the Securities and Exchange Commission on or about March 30, 2007, which information is hereby incorporated herein by reference.

The information called for by this item with respect to registrant’s compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 9, 2007, and to be filed with the Securities and Exchange Commission on or about March 30, 2007, which information is hereby incorporated herein by reference.

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers “ in Item 1 of this report.

The Company has adopted a code of ethics, the Entegris, Inc. Code of Business Ethics, that applies to all employees of the registrant including the registrant’s Chief Executive Officer, Chief Financial Officer and Corporate Controller. In addition, the Company has adopted the Entegris, Inc. Code of Ethics for Financial Management. A copy of the Entegris, Inc. Code of Business Ethics is posted on our website at http://www.Entegris.com, under “Investor Relations—Governance”. The Entegris, Inc. Code of Business Ethics and the Entegris, Inc. Code of Ethics for Financial Management are each is available in print to any stockholder that requests a copy. A copy of the Entegris, Inc. Code of Business Ethics and the Entegris, Inc. Code of Ethics for Financial Management are each may be obtained by contacting Peter W. Walcott, the Company’s Senior Vice President & General Counsel at the Company’s headquarters. The Company intends to comply with the requirements of Item 10 of Form 8-K with respect to any waiver of the provisions of the Entegris, Inc. Code of Business Ethics and the Entegris, Inc. Code of Ethics for Financial Management are each applicable to the registrant’s Chief Executive Officer, Chief Financial Officer and Corporate Controller by posting notice of any such waiver at the same location on our website.

Item 11.	Executive Compensation.

The information called for by this item is set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS”, “CORPORATE GOVERNANCE” and “REPORT OF THE MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 9, 2007, and to be filed with the Securities and Exchange Commission on or about March 30, 2007, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information is provided as of December 31, 2006, with respect to our compensation plans under which equity securities are authorized for issuance. The only equity securities currently authorized for issuance under our compensation plans are common stock for awards or options to acquire our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	12,425,300	$8.18	7,420,778	(2)

Equity compensation plans not approved by security holders	380,382	$8.69	685,831	(3)

Total	12,805,682	$8.19	8,106,609	(2)(3)

(1)	Includes shares of Entegris common stock available for award or to support option grants under the 2001 Equity Incentive Plan and the 2003 Employment Inducement and Acquisition Stock Option Plan as well as under the 1999 Long Term Incentive and Stock Option Plan and Outside Directors’ Option Plan, each of first two enumerated plans contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 1% and 0.25%, respectively, of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders.
(2)	This figure has been reduced by 2,433,783 outstanding restricted shares of common stock and outstanding performance shares as of December 31, 2006 (using actual results for 2006 to determine performance shares outstanding).
(3)	This figure has been reduced by 41,184 outstanding restricted shares of common stock as of December 31, 2006.

The securities issued and available for issue pursuant to equity compensation plans not approved by security holders listed in the table above refers to the Entegris, Inc. 2003 Employment Inducement and Acquisition Stock Option Plan which was adopted by the Board of Directors of Mykrolis and assumed by the Company by action of its Board of Directors effective August 10, 2005. This stock option plan provides for the grant of stock options covering an aggregate of 486,500 shares of the Common stock, $0.01 par value, of the Company to newly hired (or rehired) employees and to employees of companies acquired by Entegris. The plan has a term of ten years and provides that all stock options granted under the plan carry an exercise price of fair market value on the date of grant. This plan also contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders during the term of the plan.

The information called for by Item 403 of Regulation S-K is set forth under the caption “OWNERSHIP OF ENTEGRIS COMMON STOCK” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 9, 2007, and to be filed with the Securities and Exchange Commission on or about March 30, 2007, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item with respect to certain transactions and relationships between the registrant and directors, executive officers and five percent stockholders is set forth under the caption “ELECTION OF DIRECTORS-NOMINEES FOR ELECTION” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 9, 2007, and to be filed with the Securities and Exchange Commission on or about March 30, 2007, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information called for by this item with respect to the fees paid to and the services performed by registrant’s principal accountant is set forth under the caption “ACCOUNTANTS” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 9, 2007, and to be filed with the Securities and Exchange Commission on or about March 30, 2007, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report that is incorporated by reference.

2.	Exhibits.

A.	The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.	Included as Annex A in the joint proxy statement/prospectus included in S-4 Registration . Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and between Entegris, Inc., and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration . Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(2)	Form of Master Separation and Distribution Agreement between Millipore Corporation and Mykrolis Corporation	Exhibit 2.1 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(2)	Form of General Assignment and Assumption Agreement between Millipore Corporation and Mykrolis Corporation	Exhibit 2.2 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(3)	Amended and Restated Certificate of Incorporation of Entegris, Inc.	Included as Annex C-2 in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(3)	By-laws of Entegris, Inc.	Included as Annex D in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(4)	Rights Agreement dated July 26, 2005, between Entegris and Wells Fargo Bank, N.A as rights agent	Exhibit 4.1 to Entegris, Inc. (Entegris Minnesota) Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005

(10)	Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan*	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Form of 2001 Equity Incentive Plan*	Exhibit 10.1 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	2003 Employment Inducement and Acquisition Stock Option Plan*	Exhibit 10.6 to Mykrolis Corporation Form 10-Q Quarterly Report for the period ended September 27, 2003

(10)	Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.28 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2002

(10)	2002 Deferred Compensation Plan for Senior Management*	Exhibit 10.29 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2002

(10)	Letter Agreement with Thomas O. Pyle*	Exhibit 10.1.2 to Mykrolis Corporation Form 10-Q quarterly report for the period ended June 30, 2002

(10)	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation Quarterly Report on Form 10-Q, for the period ended March 31, 2002

(10)	Master Patent License Agreement	Exhibit 10.8 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Patent Grantback License Agreement	Exhibit 10.9 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Trademark License Agreement	Exhibit 10.11 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Invention Disclosure Assignment	Exhibit 10.12 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Master Trade Secret and Know-How Agreement	Exhibit 10.13 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Tax Sharing Agreement	Exhibit 10.14 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

(10)	Amended and Restated Membrane Manufacture and Supply Agreement	Exhibit 10.1 to Entegris, Inc. Form 10-Q report for the period ended December 31, 2005

(10)	Research Agreement	Exhibit 10.19 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Restricted Stock Award Agreement, dated as of November 21, 2004, between Mykrolis Corporation and Gideon Argov*	Exhibit 10.32 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2004

(10)	Form of Restricted Stock Award Agreement, dated as of December 9, 2004, between the Company and each of its executive officers*	Exhibit 10.34 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2004

(10)	Agreement and Plan of Merger by and among Mykrolis Corporation, Stingray Merger Corporation, Extraction Systems, Inc. and the Representative of the Holders of all of the Capital Stock of Extraction Systems, Inc. dated as of March 3, 2005	Exhibit 10.35 to Mykrolis Corporation Form 10-K Annual Report for the year ended December 31, 2004

(10)	Letter Agreement, dated as of March 21, 2005, by and between Mykrolis Corporation and Jean-Marc Pandraud*	Exhibit 10.6 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	Letter Agreement, dated as of March 21, 2005, by and between Mykrolis Corporation and Peter W. Walcott*	Exhibit 10.8 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	Amended and Restated Employment Agreement, dated as of May 4, 2005, by and between Mykrolis Corporation and Gideon Argov*	Exhibit 10.13 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	Form of Integration-Planning Bonus Letter and Attachments, dated as of May 12, 2005*	Exhibit 10.1 to Entegris, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2005

(10)	Form of Integration-Execution Bonus Letter*	Exhibit 10.1 to Entegris, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005

(10)	STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	PFA Purchase and Supply Agreement by and between E.I. Du Pont De Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Credit Agreement dated as of November 30, 1999 among Entegris, Inc. and Norwest Bank Minnesota, N.A. and Wells Fargo Bank, NA (formerly Norwest Bank Minnesota, N.A.), as amended	Exhibits 10.3, 10.4, 10.5 and 10.6 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended Report on Form 10-Q for the period ended February 28, 2004; Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended May 25, 2005; Exhibits10.5 and 10.6 to Form 10-Q quarterly report for the period ended February 26, 2005; Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended November 26, 2005, Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 1, 2006

(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on form 10- K for the period ended August 27, 2005

(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and each of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Employment Separation Agreement and Release between Entegris, Inc. and Stan Geyer (assumed by the Company)*	Exhibit 10.32 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Employment Separation Agreement and Release between Entegris, Inc. and James E. Dauwalter (assumed by the Company)*	Exhibit 10.33 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Employment Agreement and Release between Entegris, Inc. and Michael W. Wright, effective August 6, 2005*	Exhibit 10.34 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Entegris, Inc. 401 (k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.35 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and Bertrand Loy*	Exhibit 10.36 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and Greg Graves*	Exhibit 10.37 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and John D. Villas*	Exhibit 10.38 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Letter Agreement, dated as of August 10, 2005, by and between Entegris, Inc. and John Goodman*	Exhibit 10.39 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Form of Entegris, Inc. Restricted Stock Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended November 27, 2005

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Employment Offer Agreement with John J. Murphy*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2005

(10)	Entegris, Inc.—Form of 2006 Equity Incentive Award Agreement	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended April 1, 2006,

(10)	Accelerated Stock Buyback Agreement with Goldman, Sachs & Co., dated as of August 30, 2006 and related Supplemental Confirmation	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2006

(10)	Collared Accelerated Stock Buyback Agreement with Goldman, Sachs & Co., dated as of August 30, 2006, and related Supplemental Confirmation	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2006

B. The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith
(10.1)	Separation Letter Agreement with John Villas, dated December 20, 2006, as amended*

(10.2)	Consulting Letter Agreement with James Dauwalter*

(21)	Subsidiaries of Entegris, Inc.

(23.1)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney by the Directors of Entegris, Inc.

(31.1)	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A “management contract or compensatory plan”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Dated: March 16, 2007	By	/s/ GIDEON ARGOV
Gideon Argov
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GIDEON ARGOV Gideon Argov	President, Chief Executive Officer and Director	March 16, 2007

/s/ JOHN D. VILLAS John D. Villas	Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	March 16, 2007

JAMES E. DAUWALTER* James E. Dauwalter	Chairman of the Board, Director	March 16, 2007

MICHAEL A. BRADLEY* Michael A. Bradley	Director	March 16, 2007

MICHAEL P.C. CARNS* Michael P.C. Carns	Director	March 16, 2007

DANIEL W. CHRISTMAN* Daniel W. Christman	Director	March 16, 2007

GARY F. KLINGL* Gary F. Klingl	Director	March 16, 2007

PAUL L.H. OLSON* Paul L.H. Olson	Director	March 16, 2007

ROGER D. MCDANIEL* Roger D. McDaniel	Director	March 16, 2007

THOMAS O. PYLE* Thomas O. Pyle	Director	March 16, 2007

BRIAN SULLIVAN* Brian F. Sullivan	Director	March 16, 2007

*By	/s/ JOHN D. VILLAS
JOHN D. VILLAS, ATTORNEY-IN-FACT

ENTEGRIS, INC.

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	F-5

Consolidated Statements of Operations for the year ended December 31, 2006, the four months ended December 31, 2005 and the years ended August 27, 2005 and August 28, 2004	F-6

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the year ended December 31, 2006, the four months ended December 31, 2005 and the years ended August 27, 2005 and August 28, 2004

F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2006, four months ended December 31, 2005 and the years ended August 27, 2005 and August 28, 2004	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Entegris, Inc.:

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006, the four-month period ended December 31, 2005, and the years ended August 27, 2005 and August 28, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the four-month period ended December 31, 2005 and for the years ended August 27, 2005 and August 28, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entegris, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Entegris, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (Item 9A(b)), that Entegris, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entegris, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material weakness of the annual or interim financial statements will be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006: The Company’s policies and procedures did not provide for effective oversight and review of the accounting for income taxes. Specifically, the Company’s policies and procedures did not include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that the Company’s accounting for income taxes, including accounting for income taxes associated with acquisitions made by the Company, was in accordance with generally accepted accounting principles. This control deficiency resulted in errors in the Company’s interim and annual consolidated financial statements and more than a remote likelihood that a material misstatement in the Company’s annual or interim consolidated financial statements would not be prevented or detected. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entegris, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006, the four-month period ended December 31, 2005 and the years ended August 27, 2005 and August 28, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Entegris, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Entegris, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Minneapolis, Minnesota

March 16, 2007

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$154,806	$142,838
Short-term investments	120,168	131,565
Trade accounts and notes receivable, net	128,960	110,146
Inventories	94,697	69,535
Deferred tax assets	45,149	33,585
Assets of discontinued operations and other assets held for sale	2,243	14,655
Other current assets	8,534	10,635

Total current assets	554,557	512,959

Property, plant and equipment, net	120,254	120,323

Other assets:
Investments	7,731	6,338
Goodwill	394,531	404,300
Other intangible assets, net	71,374	89,244
Deferred tax assets	5,157	3,663
Other	4,014	5,963

Total assets	$1,157,618	$1,142,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$401	$797
Short-term borrowings	—	2,290
Accounts payable	25,202	33,585
Accrued liabilities	57,049	58,570
Income taxes payable	22,177	15,775

Total current liabilities	104,829	111,017

Long-term debt, less current maturities	2,995	3,383
Pension benefit obligation and other liabilities	18,177	15,015
Deferred tax liabilities	15,637	556

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 132,770,676 and 136,043,921	1,328	1,360
Additional paid-in capital	793,058	809,012
Prepaid forward contract for share repurchase	(5,000)	—
Retained earnings	228,936	206,936
Accumulated other comprehensive loss	(2,342)	(4,489)

Total shareholders’ equity	1,015,980	1,012,819

Total liabilities and shareholders’ equity	$1,157,618	$1,142,790

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Sales to non-affiliates	$678,706	$202,296	$343,342	$304,947
Sales to affiliates	—	—	14,691	32,207

Net sales	678,706	202,296	358,033	337,154
Cost of sales	372,557	132,332	218,443	186,895

Gross profit	306,149	69,964	139,590	150,259
Selling, general and administrative expenses	189,772	77,788	111,647	93,335
Engineering, research and development expenses	38,830	13,914	18,482	18,813

Operating profit (loss)	77,547	(21,738)	9,461	38,111
Interest income, net	(9,205)	(2,440)	(2,538)	(283)
Other (income) expense, net	(1,658)	62	(2,115)	(1,066)

Income (loss) before income taxes and equity in (earnings) loss of affiliates	88,410	(19,360)	14,114	39,460
Income tax expense (benefit)	26,505	(9,009)	1,081	12,464
Equity in net (earnings) loss of affiliates	(531)	(70)	247	13

Income (loss) from continuing operations	62,436	(10,281)	12,786	26,983

Income (loss) from operations of discontinued businesses, net of taxes	1,030	(1,375)	(3,393)	(2,213)
Impairment loss on assets of discontinued businesses, net of taxes	—	(6,668)	—	—

Income (loss) from discontinued operations, net of taxes	1,030	(8,043)	(3,393)	(2,213)

Net income (loss)	$63,466	$(18,324)	$9,393	$24,770

Basic earnings (loss) per common share:
Continuing operations	$0.46	$(0.08)	$0.17	$0.37
Discontinued operations	0.01	(0.06)	(0.04)	(0.03)

Net income (loss)	$0.47	$(0.14)	$0.12	$0.34

Diluted earnings (loss) per common share:
Continuing operations	$0.45	$(0.08)	$0.16	$0.35
Discontinued operations	0.01	(0.06)	(0.04)	(0.03)

Net income (loss)	$0.46	$(0.14)	$0.12	$0.32

Weighted shares outstanding
Basic	135,116	135,437	77,137	72,957
Diluted	138,492	135,437	79,328	76,220

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Prepaid Forward Contract for Share Repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at August 30, 2003	72,512	$725	$142,540	$—	—	$192,207	$2,193	$337,665
Shares issued under employee stock plans	812	9	5,055	—	—	(14)	—	5,050
Shares issued in connection with prior year acquisition	49	—	437	—	—	—	—	437
Deferred compensation related to restricted stock awards	7	—	2,791	(2,791)	—	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	1,205	—	—	—	1,205
Tax benefit associated with employee stock plans	—	—	2,046	—	—	—	—	2,046
Foreign currency translation	—	—	—	—	—	—	1,207	1,207	$1,207
Net unrealized gain on marketable securities	—	—	—	—	—	—	397	397	397
Reclassification adjustment for gain on sales of equity investments	—	—	—	—	—	—	(592)	(592)	(592)
Net income	—	—	—	—	—	24,770	—	24,770	24,770

Total comprehensive income									$25,782

Balance at August 28, 2004	73,380	734	152,869	(1,586)	—	216,963	3,205	372,185
Shares issued under employee stock plans	774	8	4,327	—	—	—	—	4,335
Shares issued in connection with prior year acquisition	37	—	437	—	—	—	—	437
Shares issued in connection with Mykrolis acquisition	60,785	608	603,162	—	—	—	—	603,770
Value of options assumed in connection with Mykrolis acquisition	—	—	33,407	—	—	—	—	33,407
Deferred compensation recorded in connection with Mykrolis acquisition	—	—	—	(4,142)	—	—	—	(4,142)
Deferred compensation related to restricted stock awards	547	5	21,638	(21,643)	—	—	—	—
Compensation earned in connection with restricted stock awards	—	—	—	5,465	—	—	—	5,465
Repurchase and retirement of shares	(224)	(2)	(732)	—	—	(1,096)	—	(1,830)
Tax benefit associated with employee stock plans	—	—	821	—	—	—	—	821
Foreign currency translation	—	—	—	—	—	—	1,086	1,086	$1,086
Net unrealized gain on marketable securities	—	—	—	—	—	—	71	71	71
Reclassification adjustment for gain on sale of equity investments	—	—	—	—	—	—	(1,584)	(1,584)	(1,584)
Net income	—	—	—	—	—	9,393	—	9,393	9,393

Total comprehensive income									$8,966

Balance at August 27, 2005	135,299	1,353	815,929	(21,906)	—	225,260	2,778	1,023,414
Reclassification upon adoption of SFAS No. 123 (R)	—	—	(21,906)	21,906	—	—	—	—
Shares issued under employee stock option plans	745	7	3,832	—	—	—	—	3,839
Stock-based compensation expense	—	—	11,053	—	—	—	—	11,053
Tax benefit associated with stock plans	—	—	104	—	—	—	—	104
Foreign currency translation	—	—	—	—	—	—	(7,225)	(7,225)	$(7,225)
Net change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(42)	(42)	(42)
Net loss	—	—	—	—	—	(18,324)	—	(18,324)	(18,324)

Total comprehensive income									$(25,591)

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Deferred compensation expense	Prepaid Forward Contract for Share Repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2005	136,044	1,360	809,012	—	—	206,936	(4,489)	1,012,819
Shares issued under employee stock plans	5,607	57	19,962	—	—	—	—	20,019
Stock-based compensation expense		—	14,776	—	—	—	—	14,776
Repurchase in process, and repurchase and retirement of common stock	(8,880)	(89)	(53,445)	—	(5,000)	(41,466)	—	(100,000)
Tax benefit associated with stock plans	—	—	2,753	—	—	—	—	2,753
Foreign currency translation	—	—	—	—	—	—	2,171	2,171	$2,171
Net change in unrealized gain on marketable securities, net of tax	—	—	—		—	—	204	204	204
Minimum pension liability adjustment to initially apply SFAS No. 158	—	—	—	—	—	—	(228)	(228)	—
Net income	—	—	—	—	—	63,466	—	63,466	63,466

Total comprehensive income					—				$65,841

Balance at December 31, 2006	132,771	$1,328	$793,058	$—	$(5,000)	$228,936	$(2,342)	$1,015,980

The accumulated balances for each component of accumulated other comprehensive income (loss) are as follows:

(In thousands)	Foreign currency translation	Net unrealized gain (loss) on marketable securities	Minimum pension liability adjustment	Total accumulated other comprehensive income (loss)
Balance at August 30, 2003	$512	$1,681	$—	$2,193
Foreign currency translation	1,207	—	—	1,207
Change in unrealized gain on marketable securities, net of tax of $243	—	397	—	397
Reclassification adjustment for gain on sale of equity investments, net of tax of $408	—	(592)	—	(592)

Balance at August 28, 2004	1,719	1,486	—	3,205
Foreign currency translation	1,086		—	1,086
Change in unrealized gain on marketable securities, net of tax of $43	—	71	—	71
Reclassification adjustment for gain on sale of equity investments, net of tax of $1,142	—	(1,584)	—	(1,584)

Balance at August 27, 2005	2,805	(27)	—	2,778
Foreign currency translation	(7,225)	—	—	(7,225)
Change in unrealized loss on marketable securities, net of tax of $26		(42)	—	(42)

Balance at December 31, 2005	(4,420)	(69)	—	(4,489)
Foreign currency translation	2,171	—	—	2,171
Change in unrealized gain on marketable securities, net of tax of $125	—	204	—	204
Minimum pension liability adjustment, net of tax of $113	—		(228)	(228)

Balance at December 31, 2006	$(2,249)	$135	$(228)	$(2,342)

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Operating activities:
Net income (loss)	$63,466	$(18,324)	$9,393	$24,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,030)	8,043	3,393	2,213
Depreciation and amortization	43,661	14,049	24,475	24,566
Stock-based compensation expense	14,776	11,053	5,465	1,205
Impairment of property and equipment	1,505	3,034	3,321	1,345
Provision for doubtful accounts	(508)	(609)	212	46
Provision for deferred income taxes	11,155	(11,699)	(5,047)	2,439
Charge for fair value mark-up of acquired inventory sold	—	17,837	5,946	—
Tax benefit from employee stock plans	—	—	821	2,046
Excess tax benefit from employee stock plans	(3,031)	(104)	—	—
Equity in net (earnings) loss of affiliates	(531)	(70)	247	13
Gain on sale of property and equipment	(903)	(103)	(901)	(859)
Gain on sale of equity investments	—		(2,914)	(1,126)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	(16,395)	8,529	(752)	(20,280)
Trade accounts receivable due from affiliates	—	—	4,790	(588)
Inventories	(23,205)	1,912	1,572	(5,755)
Accounts payable and accrued liabilities	(10,775)	(4,750)	4,085	13,958
Other current assets	2,128	(2,201)	(51)	98
Income taxes payable and refundable income taxes	9,439	(3,402)	(3,985)	6,501
Other	6,117	195	702	(415)

Net cash provided by operating activities	95,869	23,390	50,772	50,177

Investing activities:
Acquisition of property and equipment	(29,975)	(10,311)	(19,559)	(19,963)
Acquisition of businesses, net of cash acquired	—	—	(10,157)	(5,133)
Purchase of intangible assets	(1,008)	(732)	(727)	(639)
Proceeds from sales of property and equipment	3,866	113	2,191	2,713
Proceeds from sale of equity investments	—	—	5,020	2,151
Purchases of short-term investments	(170,205)	(14,265)	(108,766)	(98,510)
Proceeds from sale or maturities of short-term investments	181,412	12,079	93,235	32,180
Cash and cash equivalents acquired through acquisition of Mykrolis	—	—	97,498	—
Other	(575)	—	(15)	(26)

Net cash (used in) provided by investing activities	(16,485)	(13,116)	58,720	(87,227)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(3,087)	(22,853)	(21,568)	(19,453)
Proceeds from short-term borrowings and long-term debt	—	3,478	22,129	16,238
Repurchase in process, and repurchase and retirement of common stock	(100,000)	—	(1,830)	—
Excess tax benefit from employee stock plans	3,031	104	—	—
Issuance of common stock	20,019	3,839	4,335	5,050

Net cash (used in) provided by financing activities	(80,037)	(15,432)	3,066	1,835

Discontinued operations:
Net cash provided by (used in) operating activities	1,030	(181)	(3,960)	(1,915)
Net cash provided by (used in) investing activities	13,063	1,863	(1,199)	(1,422)

Net cash provided by (used in) discontinued operations	14,093	1,682	(5,159)	(3,337)

Effect of exchange rate changes on cash and cash equivalents	(1,472)	(3,724)	426	379

Increase (decrease) in cash and cash equivalents	11,968	(7,200)	107,825	(38,173)
Cash and cash equivalents at beginning of period	142,838	150,038	42,213	80,386

Cash and cash equivalents at end of period	$154,806	$142,838	$150,038	$42,213

Supplemental Cash Flow Information

Non-cash transactions:
Acquisition of Mykrolis, net of transaction costs	—	—	$637,609	—

Schedule of interest and income taxes paid:
Interest expense	$463	$367	$840	$1,213
Income taxes, net of refunds received	2,502	683	9,482	1,138

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation Entegris is a worldwide developer, manufacturer and supplier of materials integrity management solutions to the microelectronics industry in general and to the semiconductor and data storage markets in particular. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

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

Fiscal Year On December 13, 2005, the Company’s Board of Directors approved a change in fiscal year end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to a fiscal year ending December 31. The Company’s new fiscal quarters consist of 13 week periods that end on Saturday. The Company’s fiscal quarters in 2006 ended on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. As a result, the financial periods presented and discussed are as follows: (i) the year ended December 31, 2006 represents the twelve months ended December 31, 2006; (ii) the four-month transition period represents the four months ended December 31, 2005; (iii) the year ended August 27, 2005 represents the twelve months ended August 27, 2005; and (iv) the year ended August 28, 2004 represents the twelve months ended August 28, 2004.

Basis of Presentation Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation. These classifications had no effect on the amounts, total assets, net income, shareholders’ equity or cash flow from operations of the Company.

Cash Flow Statement Revisions In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows,” the net cash flows from operating and investing activities reported in the Consolidated Statements of Cash Flows have been revised to separately disclose the net cash flows attributable to the operating and investing activities of discontinued operations. There were no cash flows attributable to financing activities of discontinued operations. The Company’s Consolidated Statements of Cash Flow for prior fiscal years previously reported the combined cash flows attributable to operating and investing activities of discontinued operations as a single amount.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, accrued expenses and income taxes, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.

SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported under previous accounting rules. Effective August 28, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. Results of operations for prior annual periods have not been restated to reflect recognition of stock-based compensation expense. Upon adoption of SFAS No. 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options and employee share purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted stock awards. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing stock-based compensation and estimating forfeitures for unvested awards. See Note 17 to the Consolidated Financial Statements for additional information on stock-based compensation.

Cash, Cash Equivalents and Short-term Investments Cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost. Debt securities with original maturities greater than three months and remaining maturities of less than one year are classified and accounted for as available for sale and are recorded at fair value, and are classified as short-term investments.

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

Investments The Company’s nonmarketable investments are accounted for under either the cost or equity method of accounting, as appropriate. All equity investments are periodically reviewed to determine if declines, if any, in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices and a series of historical and projected operating losses by investees are considered in the review. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment written down to a new cost basis.

Fair Value of Financial Instruments The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments. The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments and approximated its carrying value at December 31, 2006.

Goodwill and Other Intangible Assets Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. The Company does not amortize goodwill, but tests for impairment at least annually. Other amortizable intangible assets include, among other items, patents, unpatented and other developed technology and customer-based intangibles, and are amortized using the straight-line method over their respective estimated useful lives of 3 to 10 years. The Company reviews intangible assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

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

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction under the provisions of SFAS No. 133. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company was a party to forward foreign currency contracts with notional amounts of $58.3 million and $12.8 million at December 31, 2006 and December 31, 2005, respectively.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries are translated from foreign currencies into U.S. dollars at period-end exchange rates. Income statement amounts are translated at the weighted average exchange rates for the year. Gains and losses resulting from foreign currency transactions are included in other income, net in the consolidated statements of operations.

Revenue Recognition/Concentration of Risk Revenue and the related cost of sales are generally recognized upon shipment of the products. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred to the customer; collectibility is reasonably assured, and pricing is fixed or determinable. For certain customized precision cleaning equipment sales with installation and customer acceptance provisions, which constituted less than 1% of sales, revenue is recognized upon fulfillment of such provisions.

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

Comprehensive Income (Loss) Comprehensive income (loss) represents the change in shareholders’ equity resulting from other than shareholder investments and distributions. The Company’s foreign currency translation adjustments, unrealized gains and losses on marketable securities and minimum pension liability adjustments are included in accumulated other comprehensive income (loss). Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of shareholders’ equity and comprehensive income (loss).

Recent Accounting Pronouncements In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 is effective for the Company as of January 1, 2007. FIN No. 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. In accordance with FIN No. 48, the Company will report the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to and after the application of FIN No. 48 as a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. The adoption of FIN No. 48 is currently not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value, but are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact on its consolidated financial statements, if any, of adopting the provisions of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. The Company adopted the recognition provisions of SFAS No. 158 effective December 31, 2006. See Note 18 to the consolidated financial statements. The adoption of SFAS No. 158 did not have a material impact on the Company’s consolidated results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

(2) ACQUISITIONS AND DIVESTITURES

Acquisition of Mykrolis Corporation

On August 6, 2005, Entegris merged with Mykrolis Corporation (Mykrolis) in a transaction accounted for as an acquisition for a purchase price of approximately $645.0 million, which included Entegris common stock and vested share awards, as well as transaction costs.

Mykrolis was a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. Its products were also used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. Mykrolis sold its products worldwide through a direct sales force and through distributors in selected regions. The acquisition was made to expand the Company’s global network, expand its product offering base and enhance the leverage of its manufacturing and administrative functions.

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

The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Mykrolis are recorded at the date of acquisition, at their respective fair values. The consolidated financial statements and reported results of operations of Entegris issued after completion of the acquisition reflect these values. The Company’s consolidated financial statements include the net assets and results of operations from August 6, 2005, the date of acquisition.

The following table summarizes the components of the purchase price:

(In thousands, except per share data)	Conversion Calculation	Fair Value
Common stock
Mykrolis common stock outstanding as of August 6, 2005	43,730
Exchange ratio	1.39

Entegris common stock issued	60,785
Value of Entegris’ common stock	$9.94	$604,202

Stock options
Value of Entegris stock options issued in exchange for Mykrolis stock options as of August 6, 2005(1)		33,407
Other transaction costs		7,389

Total estimated purchase price		$644,998

(1)	Estimated fair value of 8,790 Entegris stock options (in thousands) issued as of August 6, 2005 in exchange for 6,323 Mykrolis outstanding stock options (in thousands), calculated using the Black-Scholes option pricing model, modified for dividends, with model assumptions estimated as of March 21, 2005 and an Entegris stock price of $9.94.

Allocation of Purchase Price

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed. The final valuation of net assets was completed in 2006.

(In thousands)
Book value of net assets acquired	$283,137
Less existing goodwill and other intangible assets	51,134

Book value of tangible net assets acquired	232,003

Remaining allocation:
Increase inventories to fair value(a)	23,783
Decrease property, plant and equipment to fair value(b)	(10,273)
Record identifiable intangible assets(c)	75,800
Increase benefit plan liabilities to fair value(d)	(1,059)
Decrease net assets to be sold to fair value(b)(e)	(22,756)
Increase other net assets to fair value	1,938
Adjustments of tax-related assets and liabilities(f)	18,385
Goodwill(g)	327,177

Purchase price	$644,998

Since the Company’s initial allocation of the purchase price in August 2005, the significant revisions to the Company’s estimates related primarily to net assets to be sold ($5.9 million decrease) and tax adjustments ($9.7 million increase).

The following table summarizes the allocation of the Mykrolis purchase price to the fair values of the assets acquired and liabilities assumed (In thousands):

Cash, cash equivalents and short-term investments	$120,525
Accounts receivable, inventories and other current assets	125,325
Property, plant and equipment	31,247
Other intangible assets	75,800
Goodwill	327,177
Other assets	48,647

Total assets acquired	728,721

Current liabilities	(74,578)
Other liabilities	(13,287)

Total liabilities assumed	(87,865)

Deferred compensation—Unvested options and restricted stock awards	4,142

Net assets acquired	$644,998

(a)	The fair value of acquired inventories, developed in consultation with independent valuation specialists, was determined as follows:

•	Finished goods—the estimated selling price less the cost of disposal and reasonable profit for the selling effort.

•	Work in process—the estimated selling price of finished goods less the cost to complete, cost of disposal and reasonable profit on the selling and remaining manufacturing efforts.

•	Raw materials—estimated current replacement cost, which equaled Mykrolis’ historical cost.

The increase in inventories to record the fair values of finished goods and work in process were as follows:

(In thousands)
Finished goods	$17,401
Work in process	6,382

Total	$23,783

(b)	The fair value of acquired property, plant and equipment, developed in consultation with independent valuation specialists, was valued at its value-in-use, unless there was a known plan to dispose of an asset. Assets to be disposed of were valued at prevailing market rates, less costs to sell.
(c)	The Company worked with independent valuation specialists to determine the fair value of identifiable intangible assets, which were as follows:

(In thousands of dollars)	Fair value	Useful life in years	Weighted average life in years
Developed technology	$38,500	3–6	4.6
Trademarks and trade names	9,000	3–8	4.9
Customer relationships and other	28,300	9	9.0

Total	$75,800

The total weighted average life of identifiable intangible assets acquired from Mykrolis that are subject to amortization is 6.25 years.

Developed technology represents the technical processes, intellectual property, and institutional understanding that were acquired from Mykrolis with respect to products, compounds and/or processes for which development had been completed.

The fair value of identifiable intangible assets was determined using the “income approach” on a project-by-project basis. This method starts with a forecast of expected future net cash flows. These net cash flow projections do not anticipate any revenue or cost synergies. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others.

The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

(d)	The increase to fair value for acquired benefit plans was $1.1 million for pension benefit obligations. The fair value of the pension obligations, determined in consultation with independent actuarial specialists, includes assumptions relating to economic factors such as interest rates of high quality fixed income investments, demographic factors such as salary growth projections and other data, such as expected employee terminations. The underlying assets of the plans were measured using market rates as of the acquisition date.
(e)	The decrease for net assets to be sold is based on fair value less cost to sell at disposal. On September 12, 2005 the Company announced that it would divest the gas delivery (GD) product line included in the Mykrolis acquisition. The assessment and formulation of a plan to exit the GD business began in the period leading up to the date of consummation. This divestiture was completed in February 2006. The GD product line includes mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. As part of the purchase accounting allocation for Mykrolis, the $13.1 million fair value of the assets of the GD business was classified as an asset held for sale.

(f)	Gives effect to the estimated tax effects of the acquisition.
(g)	In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No.142), the goodwill associated with the merger will not be amortized. None of the goodwill is deductible for tax purposes. The goodwill recorded in connection with the acquisition is expected to be realized through the benefits of cost-saving synergies associated with the leveraging of the Company’s manufacturing and administrative functions as well as the enhancement of sales and marketing through the company’s expanded global network and product offerings.

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

(In thousands of dollars, except per share data) (Unaudited)	Year ended August 27, 2005	Year ended August 28, 2004
Net sales	$612,892	$536,221
Income from continuing operations	42,200	43,691
Net income	29,171	34,499
Per share amounts:
Income from continuing operations per common share-basic	0.31	0.34
Net income per common share—basic	0.22	0.27

Income from continuing operations per common share-diluted	0.30	0.32
Net income per common share—diluted	0.21	0.26

The unaudited pro forma financial information above gives effect to the following:

a.	The elimination of transactions between Entegris and Mykrolis, which upon completion of the merger would be considered intercompany. This reflects the elimination of inter-company sales and associated intercompany profit.

b.	Incremental amortization and depreciation expense of approximately $6.6 million and $7.3 million in 2005 and 2004, respectively, related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 3 to 9 years and property, plant and equipment is being depreciated over the estimated useful lives of the underlying assets.

c.	The pro forma data includes the results of operations for Entegris, Inc. for the twelve months ended August 27, 2005 and August 28, 2004 for 2005 and 2004, respectively, while the results of operations for Mykrolis are included for the twelve-month period ended July 2, 2005 and July 3, 2004, respectively.

d.	The above pro forma results have been reclassified to segregate the operating results of discontinued operations.

The unaudited pro forma financial information above for the year ended August 28, 2004 excludes the purchase accounting impact of the incremental charge of $23.8 million reported in cost of sales for the sale of acquired inventory that was written up to fair value.

Prior year acquisition

In May 2004, the Company completed the acquisition of a precision parts cleaning business located in Montpellier, France in a cash transaction for total consideration of $4.5 million, of which $0.9 million was paid in 2005. The transaction was made to expand the geographic reach of Entegris’ materials integrity management services. Identifiable intangible assets and goodwill of approximately $0.8 million and $1.2 million, respectively, were recorded in connection with the transaction. The fiscal 2004 transaction was accounted for by the purchase method. Accordingly, the Company’s consolidated financial statements include the net assets and results of operations from the date of the acquisition.

Divestitures and Discontinued Operations

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

The assets and liabilities of the life sciences product line and the assets of the tape and reel product line were sold in December 2005 for net proceeds of $0.8 million and $1.0 million, respectively. The Company closed the sale of the gas delivery assets in February 2006. After adjustments for severance, sublease payments and other closing costs, the net proceeds of the sale totaled $13.1 million. As part of the purchase accounting allocation of the acquisition of Mykrolis, the fair value of the assets of the gas delivery product line were classified as assets held for sale as of the date of the August 6, 2005 acquisition. Accordingly, the Company adjusted its purchase price allocation related to the assets of the gas delivery product line and did not recognize a gain or loss from the sale.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Net sales	$3,403	$15,473	$9,066	$9,610

Loss from discontinued operations, before income taxes	$(760)	$(9,599)	$(5,446)	$(3,543)
Income tax benefit	1,790	1,556	2,053	1,330

Income (loss) from discontinued operations, net of taxes	$1,030	$(8,043)	$(3,393)	$(2,213)

No interest expense was allocated to the operating results of discontinued operations. The after-tax earnings of discontinued operations in the year ended December 31, 2006 included a tax benefit of $1.6 million associated with a decrease in the company’s deferred tax asset valuation allowance resulting from the resolution of a matter with respect to the characterization of certain gains and losses.

Assets of discontinued operations and other assets held for sale shown in the Consolidated Balance Sheet as of December 31, 2005 include the net assets of the gas delivery business carried at $13.6 million, and a building unrelated to the above product lines held for sale carried at $1.1 million. This building was sold in the second quarter of 2006 for net proceeds of $1.8 million, resulting in a pre-tax gain of $0.7 million which was recorded as a reduction of cost of sales. At December 31, 2006, that account included a building located in Germany held for sale carried at $2.2 million.

(3) ACCOUNTS RECEIVABLE

Accounts receivable and notes receivable from customers at December 31, 2006 and December 31, 2005 consist of the following:

(In thousands)	2006	2005
Accounts receivable	$114,015	$99,577
Notes receivable	15,767	12,003

	129,782	111,580
Less allowance for doubtful accounts	822	1,434

	$128,960	$110,146

(4) INVENTORIES

Inventories at December 31, 2006 and December 31, 2005 consist of the following:

(In thousands)	2006	2005
Raw materials	$30,679	$27,998
Work-in-process	4,019	3,926
Finished goods(a)	59,303	37,051
Supplies	696	560

	$94,697	$69,535

(a)	Includes consignment inventories held by customers for $6,102 and $4,379 at December 31, 2006 and December 31, 2005, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31, 2006 and December 31, 2005 consists of the following:

(In thousands)	2006	2005	Estimated useful lives in years
Land	$9,924	$11,282
Buildings and improvements	70,537	72,100	5-35
Manufacturing equipment	94,055	97,342	5-10
Molds	78,673	75,606	3-5
Office furniture and equipment	55,880	50,849	3-8

	309,069	307,179
Less accumulated depreciation	188,815	186,856

	$120,254	$120,323

Depreciation expense for the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal year ended August 27, 2005 and August 28, 2004 were $25.3 million, $7.9 million, $18.7 million, and $19.6 million, respectively. The Company recorded asset impairment write-offs on molds and equipment due to abandonment of approximately $1.5 million, $3.0 million, $3.3 million, and $1.3 million for the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal year ended August 27, 2005 and August 28, 2004, respectively. In the four months ended December 31, 2005, $0.5 million of the impairments were included in selling, general and administrative expenses and in the fiscal year ended August 28, 2004, $0.4 million of the impairments were included in engineering, research and development expenses; all other impairment losses are included in cost of sales.

(6) INVESTMENTS

Equity Investments

During 2004, the Company recorded other income of $1.1 million on the sale of an aggregate 0.5 million shares of common stock of Nortem N.V. (formerly Metron Technology N.V.), a publicly traded security for total proceeds of $5.0 million.

On August 16, 2004, Nortem announced that it had entered into an agreement with Applied Materials, Inc. (Applied), pursuant to which Applied would acquire the business assets of Nortem. On December 14, 2004, Nortem completed its sale to Applied of the outstanding shares of Nortem’s worldwide operating subsidiaries and substantially all of the other assets held at the Nortem level. Immediately following the closing, Nortem entered into liquidation.

Subsequently, Nortem paid two liquidation distributions to shareholders of record in the amount of $4.77 per Nortem share for each of the remaining 1.1 million shares owned by the Company. Accordingly, based on the Company’s carrying value of $2.00 per share and the $5.0 million cash distribution, the Company recorded a pre-tax gain of approximately $2.9 million that was reflected as other income in the year ended August 27, 2005.

In addition, as a result of the liquidation activities of Nortem, Nortem ceased to be an affiliate of the Company as of February 2005. Accordingly, the Company no longer classifies its trade receivable due from Nortem separately in its consolidated balance sheet, nor have sales after that date been categorized as sales to affiliates. Sales to Nortem under previous distribution agreements classified as sales to affiliates were $14.7 million and $32.2 million in the years ended August 27, 2005 and August 28, 2004, respectively.

At December 31, 2006, the Company held equity investments totaling $7.7 million in certain privately held companies accounted for under either the cost or equity method of accounting, as appropriate.

Short-term Investments

Short-term investments at December 31, 2006 and December 31, 2005 consist of the following:

(In thousands)	2006	2005
Municipal bonds	$—	$24,110
Variable rate demand notes	16,825	24,025
Auction rate securities	78,550	70,200
U.S government agencies	—	2,026
Corporate debt securities	24,793	11,204

	$120,168	$131,565

The amortized cost, gross unrealized losses and the fair value of the Company’s short-term investments are as follows:

(In thousands)	2006	2005
Amortized cost	$120,170	$131,696
Gross unrealized losses	(2)	(131)

Fair value	$120,168	$131,565

The contractual maturities of the Company’s short-term investments are as follows:

(In thousands)	2006	2005
Within one year	$120,168	$130,028
Over one to two years	—	1,537

Fair value	$120,168	$131,565

Realized gains and losses were not material for the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal years ended August 27, 2005 and August 28, 2004.

(7) INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and for the four months ended December 31, 2005 are as follows:

(In thousands)	2006	2005
Beginning of period	$404,300	$400,882
Adjustments to Mykrolis purchase price allocation	(9,499)	3,485
Other, including foreign currency remeasurement adjustment	(270)	(67)

End of year	$394,531	$404,300

As of December 31, 2006, goodwill amounted to approximately $394.5 million, about $9.8 million less than the balance at December 31, 2005. The decrease mainly reflected adjustments to the purchase price allocation of the Mykrolis acquisition completed in August 2005. The Mykrolis purchase price had been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed as of August 6, 2005. The final valuation of net assets was completed in 2006.

Other intangible assets, excluding goodwill, at December 31, 2006 and December 31, 2005 were as follows:

(In thousands)
2006	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$17,978	$11,325	$6,653	9.0
Unpatented technology	9,844	5,460	4,384	10.0
Developed technology	38,500	12,020	26,480	4.6
Trademarks and trade names	9,000	3,212	5,788	4.9
Customer relationships	28,000	4,303	23,697	9.1
Employment and noncompete agreements	5,818	4,863	955	5.8
Other	7,033	3,616	3,417	7.4

	$116,173	$44,799	$71,374	7.1

(In thousands)
2005	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$17,969	$9,321	$8,648	9.0
Unpatented technology	9,844	4,477	5,367	10.0
Developed technology	38,500	3,409	35,091	4.6
Trademarks and trade names	9,000	911	8,089	4.9
Customer relationships	28,000	1,220	26,780	9.1
Employment and noncompete agreements	5,818	4,214	1,604	5.8
Other	6,667	3,002	3,665	8.0

	$115,798	$26,554	$89,244	7.1

Amortization expense was $18.3 million, $6.2 million, $5.8 million, and $5.0 million in the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal years ended August 27, 2005 and August 28, 2004, respectively.

Estimated amortization expense for the fiscal years 2007 to 2011, and thereafter, is $18.4 million, $16.5 million, $13.9 million, $8.5 million, $5.0 million, and $9.1 million, respectively.

(8) ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006 and December 31, 2005 consist of the following:

(In thousands)	2006	2005
Payroll and related benefits	$34,063	$35,740
Employee benefits	6,150	6,756
Taxes, other than income taxes	1,005	2,455
Royalties	582	1,587
Deferred revenue and related	955	1,940
Warranty and related	1,957	2,111
Other	12,337	7,981

	$57,049	$58,570

(9) WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal years ended August 27, 2005 and August 28, 2004:

	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Beginning of period	$2,111	$2,343	$2,034	$2,065
Accrual for warranties issued during the period	2,153	981	2,171	867
Adjustment of previously recorded accruals	(212)	—	(730)	—
Assumption of liability in connection with acquisition	—	—	694	—
Settlements during the period	(2,095)	(1,213)	(1,826)	(898)

End of period	$1,957	$2,111	$2,343	$2,034

(10) LONG-TERM DEBT

Long-term debt at December 31, 2006 and December 31, 2005 consists of the following:

(In thousands)	2006	2005
Stock redemption notes payable with interest of 8% through December 2010	$1,609	$2,032
Commercial loans secured by property and equipment	—	328
Small Business Administration loans with interest ranging from 5.5% to 7.35% and various maturities through October 2020	1,787	1,820

Total	3,396	4,180
Less current maturities	401	797

	$2,995	$3,383

Annual maturities of long-term debt as of December 31, 2006, are as follows:

Fiscal year ending	(In thousands)
2007	$401
2008	433
2009	467
2010	504
2011	55
Thereafter	1,536

$3,396

(11) SHORT-TERM BANK BORROWINGS

The Company has an unsecured revolving credit agreement, which expires in May 2008, with one commercial bank for aggregate borrowings of up to $10 million with interest at Eurodollar rates, plus 0.875%. There were no borrowings outstanding under this commitment at December 31, 2006 and December 31, 2005. Under the unsecured revolving credit agreement, the Company is prohibited from paying cash dividends. The Company is also subject to, and is in compliance with, certain financial covenants including a debt to earnings leverage ratio of funded debt to EBITDA (as defined therein) of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of December 31, 2006, was $294 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities and variable rate demand notes classified as short-term investments) of not less than $75 million.

The Company has entered into unsecured line of credit agreements, which expire at various dates, with three international commercial banks, which provide for aggregate borrowings of 250 thousand euros, 10.0 million Malaysia ringgits and 200 million Japanese yen for its foreign subsidiaries, which is equivalent to $4.8 million as of December 31, 2006. Interest rates for these facilities are based on a factor of the banks’ reference rates. Borrowings outstanding under international line of credit agreements at December 31, 2006 and December 31, 2005, were none and $2.3 million, respectively.

(12) LEASE COMMITMENTS

As of December 31, 2006, the Company was obligated under noncancellable operating lease agreements for certain sales offices, manufacturing, vehicle, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31	(In thousands)
2007	$8,285
2008	5,986
2009	4,682
2010	4,231
2011	3,065
Thereafter	6,306

Total minimum lease payments	$32,555

Total rental expense for all equipment and building operating leases for the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal years ended August 27, 2005 and August 28, 2004 were $13.8 million, $3.7 million, $5.6 million and $4.6 million, respectively.

(13) RESTRUCTURING COSTS

On November 29, 2005, the Company announced that during 2006 it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In addition, the Company is moving its Bad Rappenau administrative center to Dresden, Germany. In connection with these actions, the Company expects estimated charges of $7.4 million for employee severance and retention costs (generally over the employees’ required remaining term of service) and asset impairment and accelerated depreciation.

Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $4.4 million and $0.6 for the year ended December 31, 2006 and four months ended December 31, 2005, respectively. Other costs of $1.2 million and $1.1 million, related to fixed asset write-offs and accelerated depreciation classified in cost of sales, were also recorded in for the year ended December 31, 2006 and four months ended December 31, 2005, respectively.

In addition, the Company’s facility in Bad Rappenau became available for sale during the third quarter of 2006 and is classified in other assets held for sale as of December 31, 2006 at a carrying value of $2.2 million.

For the year ended December 31, 2006 and four months ended December 31, 2005, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Bad Rappenau restructuring activity were as follows:

(In thousands)	Year ended December 31,2006	Four months ended December 31, 2005
Accrued liabilities at beginning of period	$568	$—
Provision	4,368	576
Payments	(4,295)	(8)

Accrued liabilities at end of period	$641	$568

(14) INTEREST INCOME, NET

Interest income, net consists of the following:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Interest income	$9,668	$2,753	$3,404	$1,454
Interest expense	(463)	(313)	(866)	(1,171)

Interest income, net	$9,205	$2,440	$2,538	$283

(15) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
(Gain) loss on foreign currency remeasurement	$(794)	$(401)	$884	$179
Gain on sale of equity investments	—	—	(2,914)	(1,126)
Other, net	(864)	463	(85)	(119)

Other (income) expense, net	$(1,658)	$62	$(2,115)	$(1,066)

(16) INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Domestic	$45,718	$(25,630)	$3,177	$32,769
Foreign	42,692	6,270	10,937	6,691

	$88,410	$(19,360)	$14,114	$39,460

Income tax (benefit) expense is summarized as follows:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Current:
Federal	$772	$—	$2,860	$8,019
State	1,104	—	416	403
Foreign	13,474	2,690	2,852	1,603

	15,350	2,690	6,128	10,025

Deferred:
Federal	12,788	(8,771)	(4,852)	1,938
State	591	(2,043)	(185)	730
Foreign	(2,224)	(885)	(10)	(229)

	11,155	(11,699)	(5,047)	2,439

	$26,505	$(9,009)	$1,081	$12,464

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates as follows:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Expected federal income tax at statutory rate	$30,943	$(6,776)	$4,939	$13,810
State income taxes, net of federal tax effect	1,101	(1,703)	28	870
Effect of foreign source income	(4,671)	2	(986)	(742)
Tax benefits on exempt earnings from export sales	(850)	(250)	(900)	(1,300)
Equity compensation	418	—	—	—
Research tax credit	(325)	(100)	(300)	(260)
Tax-exempt interest	(905)	(295)	(676)	(211)
Tax contingencies	—	—	(1,375)	—
Other items, net	794	113	351	297

	$26,505	$(9,009)	$1,081	$12,464

In the year ended August 27, 2005, income tax expense was reduced by $1.4 million due to the favorable resolution of U.S Federal income tax matters made by the Company.

As a result of commitments made by the Company related to investment in tangible property and equipment (approximately $43 million by December 31, 2008), the establishment of a research and development center in 2006 and certain employment commitments through 2010, income from certain manufacturing activities in Malaysia is exempt from tax for years up through 2015. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $2.4 million (2 cents per diluted share), $0.4 million (zero cents per diluted share), $1.0 million (1 cent per diluted share), and $0.7 million (1 cent per diluted share) for the year ended December 31, 2006, four months ended December 31, 2005 and years ended August 27, 2005 and August 28, 2004, respectively.

$2.8 million, $0.1 million, $0.8 million and $2.0 million was added to additional paid-in capital in accordance with FAS No. 123R or APB No. 25 reflecting tax differences relating to employee stock option and restricted stock award transactions for the year ended December 31, 2006, four months ended December 31, 2005 and years ended August 27, 2005 and August 28, 2004, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and December 31, 2005 are as follows:

(In thousands)	2006	2005
Deferred tax assets attributable to:
Accounts receivable	$873	$851
Inventory	5,351	6,895
Intercompany profit	9,505	3,760
Accruals not currently deductible for tax purposes	10,443	11,922
Net operating loss carryforwards	16,526	23,163
Tax credit carryforwards	6,038	3,304
Accelerated depreciation	—	842
Equity compensation	6,876	2,265
Capital loss carryforward	711	2,162
Purchase accounting items	3,676	11,308
Other, net	1,231	211

Gross deferred tax assets	61,230	66,683
Valuation allowance	(711)	(2,162)

Total deferred tax assets	60,519	64,521

Deferred tax liabilities attributable to:
Purchased intangible assets	25,625	27,487
Other net	225	342

Total deferred tax liabilities	25,850	27,829

Net deferred tax assets	$34,669	$36,692

At December 31, 2006, there were approximately $157.4 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No U.S. tax has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $37.6 million which begin to expire in 2020, state operating loss carryforwards of approximately $ 2.8 million, which begin to expire in 2009, foreign tax credit carryforwards of approximately $2.8 million which begin to expire in 2010, alternative minimum tax credit carryforwards of approximately $0.9 million and research tax credit carryforwards of approximately $ 2.3 million which begin to expire in 2009.

The Company established a valuation allowance of $2.2 million during the four months ended December 31, 2005 with respect to capital loss carryovers, of which $1.5 million reversed in 2006. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income and on the future reversal of taxable temporary differences. Although realization is not assured, based on projected earnings, the Company believes it is more likely than not that the benefit of these deferred assets will be realized.

(17) SHAREHOLDERS’ EQUITY

Share Repurchase Program

On August 21, 2006, the Company’s Board of Directors authorized a share repurchase program of up to $150 million over the succeeding 12 to 18 months. In connection with the share repurchase program the Company entered into an Accelerated Share Repurchase Agreement (ASRA) and a Collared Accelerated Share Repurchase Agreement (CASRA) with Goldman, Sachs & Co. (GS) on August 30, 2006. Under the ASRA, which was effective as of August 30, 2006, the Company acquired 4.7 million shares of common stock on September 5, 2006 from GS for $50.0 million, which was paid on September 5, 2006. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $47 thousand, $28.2 million, and $21.7 million, respectively.

Under the CASRA, the Company paid $50.0 million for a prepaid forward contract, which was effective August 30, 2006, to repurchase the Company’s common stock. The Company received deliveries of common stock of 3.0 million shares and 1.2 million shares on September 5, 2006 and October 6, 2006, respectively. The transaction was accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $42 thousand, $25.2 million, and $19.8 million, respectively. $5.0 million of the $50.0 million payment is reflected as a prepaid forward contract for share repurchase in shareholders’ equity, which will be credited as the Company receives additional shares under the CASRA.

Under both the ASRA and the CASRA, GS may repurchase an equivalent number of shares in the open market through September 4, 2007. At that date, the Company’s price under the ASRA will be adjusted up or down based on the volume-weighted average price of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The Company may receive additional shares pursuant to the CASRA, depending on movements in the market price of the Company’s common stock. The Company financed the ASRA and CASRA with its available cash equivalents and short-term investments.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 28, 2005. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated to reflect, and did not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the year ended December 31, 2006 and four months ended December 31, 2005 was $14.8 million and $11.1 million, respectively. Share-based compensation expense of $5.5 million and $1.2 million, respectively, for the years ended August 27, 2005 and August 28, 2004 was mainly related to restricted stock grants that the Company had been recognizing under previous accounting standards.

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

Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 and four months ended December 31, 2005 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of August 27, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Share-based payment awards in the form of restricted stock awards for 1.1 million shares were granted to employees during the year ended December 31, 2006, with no shares granted during the four months ended December 31, 2005. Share-based payment awards in the form of stock awards subject to performance conditions for up to 0.9 million shares were also granted to certain employees during the year ended December 31, 2006, with no performance shares granted during the four months ended December 31, 2005. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 27, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted subsequent to August 27, 2005 will be recognized using the straight-line single-option method. Because share-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 and four months ended December 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods through August 27, 2005, the Company accounted for forfeitures as they occurred.

There were stock option awards of 1.1 million shares and 1.0 million shares, respectively, in the years ended August 27, 2005 and August 28, 2004. Restricted stock awards of 1.9 million and 0.2 million shares were made to employees in the years ended August 27, 2005 and August 28, 2004. Prior to August 28, 2005, the Company used the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors and forfeitures.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)- 3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123(R)-3). An entity could take up to one year from the effective date of FSP 123(R)-3 to evaluate its available transition alternatives and make its one-time election. The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Employee Stock Purchase Plan

The Company has the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4.0 million common shares are reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan under SFAS 123(R). As of December 31, 2006, 1.1 million shares had been issued under the ESPP. At December 31, 2006, 2.9 million shares remained available for issuance under the ESPP. Employees purchased 0.2 million, none, 0.2 million and 0.2 million, shares at a weighted-average price of $8.06, none, $8.34, and $10.34 during the year ended December 31, 2006, four months ended December 31, 2005 and years ended August 27, 2005 and August 24, 2004, respectively.

Employee Stock Option Plans

As of December 31, 2006, the Company had five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan (the 1999 Plan), the Entegris, Inc. Outside Directors’ Option Plan (the Directors’ Plan) and three former Mykrolis stock option plans assumed by the Company on August 10, 2005: The 2001 Equity Incentive Plan (the 2001 Plan), the 2003 Employment Inducement and Acquisition Stock Option Plan (the Employment Inducement Plan) and the 2001 Non-Employee Director Stock Option Plan (the 2001 Directors Plan). At present, the Company intends to issue new common shares upon the exercise of stock options under each of these plans. The plans are described in more detail below.

1999 Plan: The 1999 Plan provides for the issuance of share-based awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. Under the 1999 Plan, the Board of Directors determines the number of shares for which each option is granted, the rate at which each option is exercisable and whether restrictions will be imposed on the shares subject to the awards. The term of options issued under the 1999 Plan has been ten years, generally exercisable ratably in 25% increments over the 48 months following grant, with exercise prices equal to 100% of the fair market value of the Company’s common stock on the date of grant.

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

2001 Plan: The 2001 Plan provides for the issuance of share-based awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its affiliates. The 2001 Plan has a term of ten years. Under the 2001 Plan, the Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors. Under NASDAQ rules new grants and awards under the 2001 Plan may only be made to employees and directors of the Company who were employees or directors of Mykrolis prior to the merger or who were hired by the Company subsequent to the merger.

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

General Option Information

Option activity for the 1999 Plan and the Directors’ Plan for the year ended December 31, 2006, four months ended December 31, 2005 and years ended August 27, 2005 and August 28, 2004 are summarized as follows:

	Year ended December 31, 2006		Four months ended December 31, 2005		Year ended August 27, 2005		Year ended August 28, 2004
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of period	8,501	$7.35	8,826	$7.30	8,268	$7.05	8,080	$6.28
Granted	—	—	—	—	1,125	8.39	1,012	12.32
Exercised	(1,925)	5.56	(231)	4.23	(415)	4.49	(657)	5.27
Canceled	(193)	11.35	(94)	10.43	(152)	9.23	(167)	8.77

Options outstanding, end of period	6,383	$7.76	8,501	$7.35	8,826	$7.30	8,268	$7.05

Options exercisable, end of period	6,379	$7.76	7,109	$7.33	7,109	$7.29	5,058	$6.00

Shares available for future, grant, end of period	5,708		6,169		3,970		3,125

Options outstanding for the 1999 Plan and the Directors’ Plan at December 31, 2006 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$3.15	1,137	1.0 years	$3.15	1,137	$3.15
$4.22	124	2.6 years	4.22	124	4.22
$5.90	942	5.7 years	5.90	942	5.90
$6.25 to $7.50	122	4.3 years	7.48	122	7.48
$7.53 to $8.25	1,032	4.6 years	8.02	1,032	8.02
$8.36 to $10.00	1,723	5.8 years	8.77	1,719	8.77
$10.19 to $12.00	1,053	5.0 years	11.60	1,053	11.60
$12.01 to $15.38	250	6.5 years	13.57	250	13.57

	6,383			6,379

The weighted average remaining contractual term for options outstanding and exercisable for the 1999 Plan and the Directors’ Plan at December 31, 2006 was 4.5 years and 4.5 years, respectively.

Option activity for the 2001 Plan, the Employment Inducement Plan, the 2001 Directors Plan and the Millipore plan for the year ended December 31, 2006, four months ended December 31, 2005 and year ended August 27, 2005 are summarized as follows:

	Year ended December 31, 2006		Four months ended December 31, 2005		Year ended August 27, 2005
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted Average Exercise Price
Options outstanding, beginning of period	7,998	$8.53	8,599	$8.38	—	—
Options assumed in Mykrolis acquisition	—	—	—	—	8,790	$8.33
Options exercised	(1,102)	7.09	(508)	5.64	(177)	5.37
Options expired	(474)	10.74	(93)	10.39	(14)	10.74

Options outstanding, end of period	6,422	$8.62	7,998	$8.53	8,599	$8.38

Options exercisable	6,080	$8.63	7,553	$8.61	7,638

Shares available for future grant	2,399		1,031		938

2001 Plan, Employment Inducement Plan, 2001 Directors Plan and Millipore Plan

Options outstanding for the 2001 Plan, Employment Inducement Plan, 2001 Directors Plan and Millipore Plan at December 31, 2006 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted- average exercise price
$3.83-$4.89	821	2.8	$4.72	821	$4.72
$5.01-$8.09	1,182	2.7	6.16	1,182	6.16
$8.35-$9.94	1,662	3.2	8.45	1,320	8.46
$10.09-$10.91	1,494	2.0	10.77	1,494	10.77
$11.12-$11.76	1,263	4.0	11.13	1,263	11.13

	6,422	2.9	$8.62	6,080	$8.63

The weighted average remaining contractual term for options outstanding and exercisable for the 2000 Plan, the Employment Inducement Plan, the 2001 Directors’ Plan and the Millipore Plan at December 31, 2006 was 2.9 years and 2.6 years, respectively.

For all plans, the total pretax intrinsic value of stock options exercised during the year ended December 31, 2006 and four months ended December 31, 2005 was $14.2 million and $4.0 million, respectively. The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on the Company’s closing stock price of $10.82 at December 31, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date was $35.6 million and $34.4 million, respectively for options outstanding and options exercisable. The total number of in-the-money options exercisable as of December 31, 2006 was 10.2 million.

During the year ended December 31, 2006 and year ended August 27, 2005, certain existing stock option grants were modified in connection with the execution of various severance and separation agreements. Under the agreements, the terms of unvested and vested stock option grants were modified with no future service required by the affected individuals. Accordingly, under the measurement principles of SFAS No. 123(R ) and APB No. 25, incremental share-based compensation expense of $0.4 million and $1.0 million, respectively, was recognized for the value of the modified stock option grants at the date of the agreements’ execution.

During the year ended December 31, 2006, four months ended December 31, 2005 and years ended August 27, 2005 and August 28, 2004, the Company received cash from the exercise of stock options totaling $18.5 million, $3.8 million, $3.4 million and $2.8 million, respectively. During the year ended December 31, 2006, four months ended December 31, 2005 and years ended August 27, 2005 and August 28, 2004, the Company received cash of $1.5 million, none, $1.5 million and $1.6 million, respectively, in employee contributions to the Entegris, Inc. Employee Stock Purchase Plan. There was no excess tax benefit recorded for the tax deductions related to stock options and restricted stock awards during the year ended December 31, 2006 or the four months ended December 31, 2006.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company’s employ prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Accordingly, compensation expense for restricted stock awards granted on or prior to August 27, 2005 are recorded using the accelerated multiple-option approach, while compensation expense for restricted stock awards granted subsequent to August 27, 2005 are recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity for the year ended December 31, 2006, four months ended December 31, 2005 and years ended August 27, 2005 and August 28, 2004 is presented in the following table:

(Shares in thousands)	Year ended December 31, 2006		Four months ended December 31, 2005		Year ended August 27, 2005		Year ended August 28, 2004
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of period	1,526	$11.03	2,374	$11.05	236	$12.29	8	$9.36
Granted	1,131	10.46	—	—	1,900	10.84	234	12.35
Unvested shares assumed in acquisition	—	—	—	—	365	11.32	—	—
Vested	(631)	11.04	(843)	11.09	(103)	11.18	(3)	9.36
Forfeited	(76)	10.69	(5)	10.28	(24)	9.23	(3)	11.96

Unvested, end of period	1,950	$10.71	1,526	$11.03	2,374	$11.05	236	$12.29

The weighted average remaining contractual term for unvested restricted shares at December 31, 2006 and December 31, 2005 was 2.5 years and 3.1 years, respectively.

As of December 31, 2006 total compensation cost related to nonvested stock options and restricted stock awards not yet recognized was $12.2 million that is expected to be recognized over the next 14.6 months on a weighted-average basis. These figures exclude restricted stock awards for which performance criteria have yet to be determined and, accordingly, grant dates for those awards have not been established.

During the year ended December 31, 2006, Entegris, Inc. awarded performance stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans to certain officers and other key employees. Up to 0.9 million shares, 25% of which are available each of the next four years, will become vested if, and to the extent that, financial performance criteria for fiscal years 2006 through 2009 are achieved. The number of performance shares earned in a given year may vary based on the level of achievement of financial performance objectives for that year. If the Company’s performance for a year fails to achieve the specified performance threshold, then the performance shares allocated to that year are forfeited. Each annual tranche will have its own service period beginning at the date (the grant date) at which the Board of Directors establishes the annual performance targets for the applicable year. Once earned, Performance Shares are fully vested with no restrictions. Compensation expense to be recorded in connection with the Performance Shares will be based on the grant date fair value of the Company’s common stock. Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives.

Certain unvested restricted shares of Mykrolis common stock issued in connection with restricted stock awards made prior to the merger with the Company were exchanged for unvested restricted shares of the Company’s common stock, with the number of shares adjusted for the exchange ratio of 1.39. Accordingly, 0.3 million restricted Mykrolis shares were exchanged for 0.4 million restricted shares of the Company’s common stock. The intrinsic value of $2.5 million associated with the unvested restricted stock was recorded as deferred compensation as part of the purchase price allocation for the Mykrolis acquisition. This balance is being charged to earnings over the remaining vesting periods that extend to 2009.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan under SFAS 123(R) for the year ended December 31, 2006 and four months ended December 31, 2005 that was allocated as follows:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005
Cost of sales	$3,000	$882
Engineering, research and development	230	95
Selling, general and administrative	11,546	10,076

Share-based compensation expense	14,776	11,053
Tax benefit	5,556	4,156

Share-based compensation expense, net of tax	$9,220	$6,897

No stock option grants have been made to employees since the adoption of SFAS123(R). Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Pro Forma Information Under SFAS 123 for Periods Prior to Adoption of SFAS123

The following table illustrates the effect on net income and earnings per common share for the year ended August 27, 2005 and August 28, 2004 if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation.

(In thousands, except share data)	Year ended August 27, 2005	Year ended August 28, 2004
Net income	$9,393	$24,770
Add: Stock-based compensation included in net income, net of tax of $2,077 and $458, respectively	3,388	747
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax benefits of $6,727 and $4,513 respectively	(11,159)	(7,364)

Pro forma net income	$1,622	$18,153

Earnings per share:
Basic as reported	$0.12	$0.34
Diluted as reported	0.12	0.32

Basic pro forma	0.02	0.25
Diluted pro forma	0.02	0.24

During September 2004, the Compensation and Stock Option Committee (the Committee) of the Company’s Board of Directors reviewed the Company’s stock-based compensation plans in light of evolving compensation practices and the anticipated issuance by the Financial Accounting Standards Board (FASB) of its revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R)(subsequently issued in December 2004) which upon adoption requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s consolidated statement of operations based on their fair values. After consideration of various alternatives, the Committee approved the accelerated and full vesting of all unvested outstanding employee stock options with exercise prices above $9.21 issued prior to October 1, `2004. The effect of the vesting acceleration was the recognition of incremental additional stock-based employee compensation of approximately $4.8 million in the first quarter of the year ended August 28, 2005 in the Company’s pro forma disclosure above. This previously deferred stock-based employee compensation expense amount would otherwise in part have been recognized in the Company’s consolidated statements of operations in future periods after the adoption of SFAS No. 123R on August 28, 2005.

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

Option plans	Year ended August 27, 2005	Year ended August 28, 2004
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Risk-free interest rate	3.5%	4.0%
Expected life	6.0 years	8.0 years

Employee stock purchase plan	Year ended August 27, 2005	Year ended August 28, 2004
Expected dividend yield	0%	0%
Expected stock price volatility	75%	76%
Risk-free interest rate	2.0%	2.9%
Expected life	0.5 years	0.5 years

The expected stock price volatility was based on computations of historical volatility of the Company’s common stock.

The weighted average fair value of options granted during years ended August 27, 2005 and August 28, 2004 with exercise prices equal to the market price at the date of grant was $5.69, and $9.30 per share, respectively.

Shareholder Rights Plan On July 27, 2005, the Company’s Board of Directors adopted a shareholder rights plan (the “Rights Plan”) pursuant to which Entegris declared a dividend on August 8, 2005 to its shareholders of record on that date of one preferred share purchase right (a “Right”) for each share of Entegris common stock owned on August 8, 2005. Each Right entitles the holder to purchase one-hundredth of a share of a series of preferred stock at an exercise price of $50, subject to adjustment as provided in the Rights Plan. The Rights Plan is designed to protect Entegris’ shareholders from attempts by others to acquire Entegris on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of the Company’s common stock until certain triggering events specified in the Rights Agreement occur, including, unless approved by the Company’s board of directors, an acquisition by a person or group of specified levels of beneficial ownership of Entegris common stock or a tender offer for Entegris common stock. Upon the occurrence of any of these triggering events, the Rights authorize the holders to purchase shares of the Company’s common stock at the then-current exercise price having a value equal to twice the exercise price. The Rights are redeemable by the Company for $0.01 and will expire on August 8, 2015. One of the events which will trigger the Rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than Entegris or any of its subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of the Company’s common stock. An Acquiring Person may not exercise a Right.

(18) BENEFIT PLANS

401(k) Plan The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pretax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches 100% of employees’ contributions on the first 3% of eligible wages and 50% of employees’ contributions on the next 2% of eligible wages, or a maximum match of 4% of the employee’s eligible wages. In addition to the matching contribution, the Company’s board of directors may, at its discretion, declare a profit sharing contribution as a percentage of eligible wages based on the company’s worldwide operating results. The employer profit sharing and matching contribution expense under the Plans was $5.8 million, $0.7 million, $4.6 million and $3.9 million in the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal years ended August 27, 2005 and August 28, 2004, respectively.

Supplemental Savings and Retirement Plan The Company has Supplemental Savings and Retirement Plan (the “Supplemental Plan”) that was assumed in the Mykrolis acquisition. Under the Supplemental Plan, certain senior executives are allowed certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. A liability of $3.2 million and $2.6 million at December 31, 2006 and December 31, 2005, respectively, related to these rights is included in the consolidated balance sheets under the caption “Other liabilities”. The Company recorded expense of $0.5 million and $0.3 million in the year ended December 31, 2006 and the four months ended December 31, 2005, respectively. The Company recorded no expense in connection with the Supplemental Plan in the years ended August 27, 2005 and August 28, 2004.

Defined Benefit Plans. The Company assumed the obligations under defined benefit pension plans in its merger with Myrkolis on August 6, 2005. The employees of the Company’s subsidiaries in Japan and Taiwan are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Under SFAS No. 158, the Company is required to recognize the overfunded or underfunded status of its defined benefit pension plans as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of its year-end consolidated balance sheet. The Company’s existing policy was to measure the funded status of it plans as of the balance sheet date; accordingly, the new measurement date requirements of SFAS No. 158 will have no impact.

The tables below set forth the Company’s estimated funded status as of December 31, 2006 and December 31, 2005:

(In thousands)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$14,084	$14,570
Service cost	1,248	471
Interest cost	264	88
Actuarial (gains) losses	(1,230)	9
Acquisitions	—	294
Benefits paid	(425)	(419)
Foreign exchange impact	(117)	(929)

Benefit obligation at end of period	13,824	14,084

Change in plan assets:
Fair value of plan assets at beginning of period	3,321	3,438
Return on plan assets	148	(186)
Employer contributions	440	361
Benefits paid	(44)	(138)
Acquisitions	—	64
Foreign exchange impact	(43)	(218)

Fair value of plan assets at end of period	3,822	3,321

Funded status:
Plan assets in excess of/(less than) benefit obligation	(10,002)	(10,763)
Unrecognized prior service cost	—	227
Unrecognized net actuarial loss	—	130

Net amount recognized	$(10,002)	$(10,406)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liability	$(10,002)	$(10,406)
Accumulated other comprehensive	228	—

Amounts recognized in accumulated other comprehensive income consist of:

Net actuarial loss	$175
Prior service cost	166

Net amount recognized	$341

The following table summarizes the incremental effect of recognizing the funded status of the Company’s plans in accordance with SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006:

(In thousands)	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Pension benefit obligations and other liabilities	$(17,836)	$(341)	$(18,177)
Current deferred tax assets	45,036	113	45,149
Accumulated other comprehensive loss	2,114	228	2,342

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2006 and December 31, 2005:

(In thousands)	2006	2005
Projected benefit obligation	$13,824	$14,084
Accumulated benefit obligation	12,288	12,369
Fair value of plan assets	3,822	3,321

The components of the net periodic benefit cost for the year ended December 31, 2006, four months ended December 31, 2006 and year ended August 27, 2005 are as follows:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005
Pension benefits:
Service cost	$1,248	$471	$63
Interest cost	264	88	16
Expected return on plan assets	(33)	(194)	(1)
Amortization of prior service cost	10	4	—
Recognized actuarial net loss	75	1	—

Net periodic pension benefit cost	$1,564	$370	$78

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is as follows:

(In thousands)
Net actuarial loss	$6
Prior service cost	10

$16

Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans are presented in the following table as weighted-averages:

	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005
Benefit obligations:
Discount rate	2.06%	1.79%	1.79%
Rate of compensation increase	2.26%	2.14%	2.14%
Net periodic benefit cost:
Discount rate	1.84%	2.15%	2.15%
Rate of compensation increase	2.26%	2.53%	2.53%
Expected return on plan assets	0.90%	1.48%	1.48%

The discount rate used by the Company is based on rates of long-term government bonds.

Plan Assets

At December 31, 2006, the majority of the Company’s pension plan assets are invested in a Japanese insurance company’s guaranteed-return fixed income securities. There is interest rate risk associated with the valuation of these investments. The long-term rate of return on Japanese pension plan assets was developed through an analysis of historical returns and the fund’s current guaranteed return rate. Estimates of future returns are based on a continuation of the existing guaranteed rate of return. The remaining portion of the Company’s plan assets are deposited in Central Trust of China in the form of cash, where Central Trust of China is the assigned funding vehicle for the statutory retirement benefit.

Cash Flows

The Company expects to contribute $0.4 million to its defined benefit pension plans during fiscal 2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)
2007	$906
2008	625
2009	618
2010	209
2011	403
Years 2012-2016	2,606

(19) EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Basic earnings per share—Weighted common shares outstanding	135,116	135,437	77,137	72,957
Weighted common shares assumed upon exercise of options	2,377	—	1,844	3,225
Weighted common shares assumed upon vesting of restricted common stock	999	—	347	38

Diluted earnings per share—Weighted common shares outstanding	138,492	135,437	79,328	76,220

Approximately 4.5 million, 2.9 million, and 0.8 million of the Company’s stock options were excluded from the calculation of diluted earnings per share in the fiscal year ended December 31, 2006 and the fiscal years ended August 27, 2005 and August 28, 2004, respectively, because the exercise prices of the stock options were greater than the average price of the Company’s common stock, and therefore their inclusion would have been antidilutive. The effect of the inclusion of stock options and unvested restricted common stock for the four-month period ended December 31, 2005 would have been anti-dilutive.

(20) SEGMENT INFORMATION

Entegris operates in one segment for the design, development, manufacture, marketing and sale of material integrity management products and services predominantly within the semiconductor industry. All products are sold on a worldwide basis. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since Entegris operates in one reportable segment, all financial information required by SFAS 131 can be found in the consolidated financial statements.

The following table summarizes total net sales by markets served:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Net sales:
Semiconductor	$530,952	$155,147	$267,832	$260,237
Data storage	44,546	13,540	42,517	32,158
Other	103,208	33,609	47,684	44,759

	$678,706	$202,296	$358,033	$337,154

The following tables summarize total net sales, based upon the country to which sales to external customers were made, and property, plant and equipment attributed to significant countries:

(In thousands)	Year ended December 31, 2006	Four months ended December 31, 2005	Year ended August 27, 2005	Year ended August 28, 2004
Net sales:
United States	$195,890	$61,857	$125,848	$120,478
Japan	153,329	44,312	56,203	55,020
Germany	25,628	7,848	16,876	22,312
Taiwan	82,638	26,945	36,627	34,543
Singapore	30,794	9,605	26,442	26,952
Korea	56,117	15,372	25,328	19,888
Malaysia	25,088	6,545	13,848	10,877
Other	109,222	29,812	56,861	47,084

	$678,706	$202,296	$358,033	$337,154

(In thousands)	December 31, 2006	December 31, 2005	August 27, 2005	August 28, 2004
Property, plant and equipment:
United States	$68,730	$73,325	$74,330	$61,966
Japan	21,114	19,740	20,499	11,781
Germany	290	3,953	6,090	5,806
Malaysia	22,874	16,168	15,890	13,146
Other	7,246	7,137	6,798	3,108

	$120,254	$120,323	$123,607	$95,807

In the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal years ended August 27, 2005 and August 28, 2004, no single nonaffiliated customer accounted for 10% or more of net sales. In the fiscal year ended December 31, 2006, the four months ended December 31, 2005, and the fiscal years ended August 27, 2005 and August 28, 2004, net sales to the Company’s top ten customers accounted for approximately 28%, 32%, 37%, and 36%, respectively, of the Company’s net sales.

(21) COMMITMENTS AND CONTINGENT LIABILITIES

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of December 31, 2006.

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

On April 6, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products. On October 23, 2006 the Company’s motion for preliminary injunction was argued before the court; a decision on this motion is pending.

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,4247 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter assembly, used in photolithography applications that are manufactured and sold by the defendant. It is believed that the EZD-3 Filter assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. This case is currently in the preliminary stages.

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by certain of the Company’s filtration products. Both products and their predecessor products have been on the market for a number of years and one is covered by patents held by the Company. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the discovery stage.

In addition, from time to time, the Company is a party to various legal proceedings arising in the ordinary course of our business. The Company does not believe that these proceedings individually or in the aggregate will have a material adverse effect on our financial condition, results of operations or cash flows.

(22) QUARTERLY INFORMATION-UNAUDITED

On December 13, 2005, the Company’s Board approved a change in fiscal year end from a 52-week or 53-week fiscal year period ending on the last Saturday of August to December 31, effective as of December 31, 2005. Accordingly, the financial periods presented are defined as follows: (i) the year ended December 31, 2006; (ii) four months ended December 31, 2005; and the (iii) year ended August 27, 2005. Condensed consolidated quarterly and interim information is as follows:

	Fiscal quarter ended				Four months ended December 31, 2005
(In thousands, except per share data)	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Net sales	$157,662	$180,701	$171,262	$169,081	$202,296
Gross profit	72,959	87,107	76,262	69,821	69,964
Net income (loss) from continuing operations Net income (loss) from discontinued operations	9,773 1,580	18,445 (252)	17,923 (102)	16,295 (196)	(10,281 (8,043	) )
Net income (loss)	11,353	18,193	17,821	16,099	(18,324)
Basic earnings (loss) per share
Continuing operations	0.07	0.13	0.13	0.12	(0.08)
Discontinued operations	0.01	—	—	—	(0.06)
Net income (loss)	0.08	0.13	0.13	0.12	(0.14)
Diluted earnings (loss) per share
Continuing operations	0.07	0.13	0.13	0.12	(0.08)
Discontinued operations	0.01	—	—	—	(0.06)
Net income (loss)	0.08	0.13	0.13	0.12	(0.14)

	Fiscal quarter ended
(In thousands, except per share data)	November 27, 2004	February 26, 2005	May 28, 2005	August 27, 2005
Net sales	$89,102	$83,589	$84,948	$100,394
Gross profit	37,159	34,685	35,095	32,651
Net income (loss) from continuing operations Net (loss) from discontinued operations	6,558 (819)	5,190 (715)	7,845 (736)	(6,807 (1,123	) )
Net income (loss)	5,739	4,475	7,109	(7,930)
Basic earnings (loss) per share
Continuing operations	0.09	0.07	0.11	(0.08)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income (loss)	(0.08)	0.06	0.10	(0.09)
Diluted earnings (loss) per share
Continuing operations	0.09	0.07	0 .10	(0.08)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income (loss)	0.08	0.06	0.09	(0.09)