Form 10-Q
period 2007-03-31
ENTEGRIS INC
filed 2007-05-09
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007 Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant's Telephone Number (952) 556-3131

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.01 Par Value	135,161,013

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$132,358	$154,806
Short-term investments	172,585	120,168
Trade accounts and notes receivable, net of allowance for doubtful accounts of $600 and $822	116,445	128,960
Inventories	88,921	94,697
Deferred tax assets	45,182	45,149
Assets held for sale	1,867	2,243
Other current assets	7,422	7,603

Total current assets	564,780	553,626

Property, plant and equipment, net of accumulated depreciation of $196,005 and $188,815	123,372	121,185

Other assets:
Goodwill	394,123	394,531
Other intangible assets, net	66,704	71,374
Deferred tax assets	5,168	5,157
Other	12,974	11,745

Total assets	$1,167,121	$1,157,618

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$408	$401
Accounts payable	23,534	25,202
Accrued liabilities	43,174	57,071
Income taxes payable	5,500	10,025

Total current liabilities	72,616	92,699

Long-term debt, less current maturities	2,895	2,995
Pension benefit obligation and other liabilities	19,918	20,356
Deferred tax liabilities and noncurrent income taxes payable	25,330	25,588

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $.01; 200,000,000 shares authorized; issued and outstanding shares: 134,617,530 and 132,770,676	1,346	1,328
Additional paid-in capital	809,592	793,058
Prepaid forward contract for share repurchase	(5,000)	(5,000)
Retained earnings	240,429	228,936
Accumulated other comprehensive loss	(5)	(2,342)

Total shareholders’ equity	1,046,362	1,015,980

Total liabilities and shareholders’ equity	$1,167,121	$1,157,618

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$161,076	$157,662
Cost of sales	92,277	84,703

Gross profit	68,799	72,959
Selling, general and administrative expenses	46,194	52,068
Engineering, research and development expenses	10,754	9,176

Operating income	11,851	11,715
Interest income, net	2,818	2,023
Other (expense) income, net	(25)	795

Income before income taxes	14,644	14,533
Income tax expense	4,286	4,796
Equity in net earnings of affiliates	(25)	(36)

Income from continuing operations	10,383	9,773

Income from operations of discontinued businesses, net of taxes	—	1,580

Net income	$10,383	$11,353

Basic earnings per common share:
Continuing operations	$0.08	$0.07
Discontinued operations	—	0.01

Net income	$0.08	$0.08

Diluted earnings per common share:
Continuing operations	$0.08	$0.07
Discontinued operations	—	0.01

Net income	$0.08	$0.08

Weighted shares outstanding:
Basic	132,194	136,889
Diluted	135,233	140,402

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid Forward Contract for Share Repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income
Balance at December 31, 2005	136,044	$1,360	$809,012	—	$206,936	$(4,489)	$1,012,819
Shares issued under stock option plans	1,388	14	4,598	—	—	—	4,612
Stock-based compensation expense	—	—	4,257	—	—	—	4,257
Tax benefit associated with stock plans	—	—	354	—	—	—	354
Other, net of tax	—	—	—	—	—	70	70	$70
Foreign currency translation adjustments	—	—	—	—	—	1,353	1,353	1,353
Net income	—	—	—	—	11,353	—	11,353	11,353

Total comprehensive income								$12,776

Balance at April 1, 2006	137,432	$1,374	$818,221	—	$218,289	$(3,066)	$1,034,818

Balance at December 31, 2006	132,771	$1,328	$793,058	$(5,000)	$228,936	$(2,342)	$1,015,980
Adoption of FIN No. 48	—	—	—	—	1,110	—	1,110

Adjusted beginning balance	132,771	$1,328	$793,058	$(5,000)	$230,046	$(2,342)	$1,017,090
Shares issued under stock option plans	1,847	18	11,399	—	—	—	11,417
Stock-based compensation expense	—	—	3,052	—	—	—	3,052
Tax benefit associated with stock plans	—	—	2,083	—	—	—	2,083
Other, net of tax	—	—	—	—	—	19	19	19
Foreign currency translation adjustments	—	—	—	—	—	2,318	2,318	2,318
Net income	—	—	—	—	10,383	—	10,383	10,383

Total comprehensive income								$12,720

Balance at March 31, 2007	134,618	$1,346	$809,592	$(5,000)	$240,429	$(5)	$1,046,362

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended
	March 31, 2007	April 1, 2006
Operating activities:
Net income	$10,383	$11,353
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) from discontinued operations	—	(1,580)
Depreciation and amortization	10,854	10,817
Share-based compensation expense	3,052	4,257
Impairment of property and equipment	394	—
Provision for doubtful accounts	(171)	126
Provision for deferred income taxes	1,279	(951)
Excess tax benefit from employee stock plans	(1,108)	(860)
Equity in net earnings of affiliates	(25)	(36)
Gain on sale of property and equipment	(6)	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	13,162	(11,146)
Inventories	6,088	(15,668)
Accounts payable and accrued liabilities	(16,187)	(4,035)
Other current assets	181	2,692
Income taxes payable	(2,459)	355
Other	(176)	2,675

Net cash provided by (used in) operating activities	25,261	(2,001)

Investing activities:
Acquisition of property and equipment	(7,980)	(7,475)
Proceeds from sale of property and equipment	19	135
Purchases of short-term investments	(105,228)	(12,135)
Proceeds from sale or maturities of short-term investments	52,734	17,072
Other	(1,418)	(19)

Net cash used in investing activities	(61,873)	(2,422)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(93)	(2,473)
Issuance of common stock Excess tax benefit from employee stock plans	11,417 1,108	4,612 860

Net cash provided by financing activities	12,432	2,999

Discontinued operations:
Net cash provided by operating activities	—	1,580
Net cash provided by investing activities	—	13,351

Net cash provided by discontinued operations	—	14,931

Effect of exchange rate changes on cash and cash equivalents	1,732	318

(Decrease) increase in cash and cash equivalents	(22,448)	13,825
Cash and cash equivalents at beginning of period	154,806	142,838

Cash and cash equivalents at end of period	$132,358	$156,663

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Entegris is a worldwide developer, manufacturer and supplier of materials integrity management solutions to the microelectronics industry in general and to the semiconductor and data storage markets in particular. The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and April 1, 2006, and shareholders’ equity and comprehensive income, and cash flows for the three months ended March 31, 2007 and April 1, 2006.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, accrued expenses and income taxes, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2. DISCONTINUED OPERATIONS

On February 6, 2006, the Company sold the assets of its gas delivery product line for $15 million. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. After adjustments for severance, sublease payments and closing costs, the net proceeds of the sale totaled $13.1 million. As part of the purchase accounting allocation of the acquisition of Mykrolis Corporation (Mykrolis), the fair value of the assets of the gas delivery product line were classified as assets held for sale as of the date of the acquisition. Accordingly, the Company adjusted its purchase price allocation related to the assets of the gas delivery product line and did not recognize a gain or loss from the sale.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the gas delivery product line divested for all periods presented. The summary of operating results from discontinued operations is as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	—	$3,403

Loss from discontinued operations, before income taxes	—	$(39)
Income tax benefit	—	1,619

Income from discontinued operations, net of taxes	—	$1,580

The results of discontinued operations included a tax benefit of $1.6 million related to the change in the deferred tax asset valuation allowance resulting from the resolution of a matter with respect to the characterization of certain gains and losses.

3. DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matures on November 30, 2007. This swap effectively hedges a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, during the three months ended March 31, 2007, a $0.4 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate is recorded as a charge in other comprehensive income and offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. The Company recorded $0.1 million in interest income during the three months ended March 31, 2007 in connection with the cross currency interest rate swap.

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$26,576	$30,679
Work-in process	4,068	4,019
Finished goods	57,637	59,303
Supplies	640	696

Total inventories	$88,921	$94,697

5. INTANGIBLE ASSETS AND GOODWILL

As of March 31, 2007, goodwill amounted to approximately $394.1 million, about $0.4 million lower than the balance at December 31, 2006. The decrease mainly reflected changes to goodwill in connection with various tax-related purchase price adjustments related to the Mykrolis acquisition completed in August 2005.

The changes to the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

(In thousands)	Three Months Ended March 31, 2007
Beginning of period	$394,531
Adjustment to Mykrolis purchase price allocation	(420)
Foreign currency translation adjustment	12

End of period	$394,123

Other intangible assets, net of amortization, of approximately $66.7 million as of March 31, 2007, are being amortized over useful lives ranging from 2 to 10 years and are as follows (in thousands):

	As of March 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,978	$11,855	$6,123
Unpatented technology	9,844	5,705	4,139
Developed technology	38,500	14,173	24,327
Trademarks and trade names	9,000	3,787	5,213
Customer relationships	28,000	5,073	22,927
Employment and noncompete agreements	5,818	4,988	830
Other	7,040	3,895	3,145

	$116,180	$49,476	$66,704

	As of December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,978	$11,325	$6,653
Unpatented technology	9,844	5,460	4,384
Developed technology	38,500	12,020	26,480
Trademarks and trade names	9,000	3,212	5,788
Customer relationships	28,000	4,303	23,697
Employment and noncompete agreements	5,818	4,863	955
Other	7,033	3,616	3,417

	$116,173	$44,799	$71,374

Aggregate amortization expense for the three months ended March 31, 2007 amounted to $4.7 million. Estimated amortization expense for calendar years 2007 to 2011 and thereafter is approximately $18.5 million, $16.5 million, $13.9 million, $8.5 million, $5.0 million and $9.0 million, respectively.

6. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended March 31, 2007 and April 1, 2006 (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Balance at beginning of period	$1,957	$2,111
Accrual for warranties issued during the period	806	645
Warranty costs during the period	(238)	(458)

Balance at end of period	$2,525	$2,298

7. RESTRUCTURING COSTS

In November 2005, the Company announced that during 2006 it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In addition, the Company moved its Bad Rappenau administrative center to Dresden, Germany. In connection with these actions, the Company incurred charges for employee severance and retention costs (generally over the employees’ required remaining term of service), and asset impairment and accelerated depreciation.

Severance and retention costs, mainly classified as selling, general and administrative expense (income), totaled $(24) thousand and $1.8 million for the three-month periods ended March 31, 2007 and April 1, 2006, respectively. Other costs of $ 0.4 million and $0.7 million, related to fixed asset write-offs and accelerated depreciation classified in cost of sales, were also recorded for the three-month periods ended March 31, 2007 and April 1, 2006, respectively.

The Company’s facility in Bad Rappenau became available for sale during the third quarter of 2006 and is classified in other assets held for sale as of March 31, 2007 and December 31, 2006 at a carrying value of $1.8 million and $2.2 million, respectively.

For the three-month periods ended March 31, 2007 and April 1, 2006, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Bad Rappenau restructuring activity were as follows (in thousands):

	Three months ended
	March 31, 2007	April 1, 2006
Accrued liabilities at beginning of period	$641	$568
Provision (reversal)	(24)	1,762
Payments	(487)	(1,697)

Accrued liabilities at end of period	$130	$633

8. INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 became effective for the Company as of January 1, 2007. FIN No. 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $1.1 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption, and after recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $12.5 million. Included in the balance at January 1, 2007, are $9.3 million of unrecognized tax positions, the recognition of which would not affect the annual effective income tax rate. Of those tax positions, $7.0 million were estimated as part of an acquisition and would result in a decrease to goodwill should they become realizable.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2003 and, with few exceptions, is no longer subject to foreign income tax examinations state and local or non-U.S. income tax examinations by tax authorities for years before 2001.

The German tax authorities are currently examining certain tax returns for the years 2001 through 2005. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations. The Korean tax authorities are currently examining certain tax returns for the years 2001 through 2005. To date there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations.

Included in the balance of unrecognized tax benefits at January 1, 2007 are $0.8 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductibility would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had approximately $2.2 million accrued at January 1, 2007 for the payment of interest and penalties. During the three months ended March 31, 2007, the Company recognized approximately $0.1 million in potential interest associated with uncertain tax positions.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2008.

9. SHARE-BASED COMPENSATION EXPENSE

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). Total share-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2007 and April 1, 2006 was $3.1 million and $4.3 million, respectively.

Share-based payment awards in the form of restricted stock awards for 0.7 million shares and 1.0 million shares were granted to employees during the three months ended March 31, 2007 and April 1, 2006, respectively. The awards vest annually over a four-year period. Compensation expense for these awards is based on the grant date fair value of the Company’s common stock and is being recognized using the straight-line single-option method based on the portion of share-based payment awards ultimately expected to vest. The grant date fair value of these share-based payment awards was $11.55 per share and $10.55 per share in 2007 and 2006, respectively.

During the three months ended March 31, 2007 and April 1, 2006, Entegris, Inc. also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans for up to 0.9 million shares and 0.9 million shares, respectively.

For Performance Share awards granted in 2006, 25% of the shares are available to be awarded each of the ensuing four years, if and to the extent the financial performance criteria for fiscal years 2006 through 2009 are achieved. The number of performance shares earned in a given year may vary based on the level of achievement of financial performance objectives for that year. If the Company’s performance for a year fails to achieve the specified performance threshold, then the performance shares allocated to that year are forfeited. Each annual tranche will have its own service period beginning at the date (the grant date) at which the Board of Directors establishes the annual performance targets for the applicable year, or January 1 of that year, whichever occurs later. Compensation expense to be recorded in connection with the Performance Shares will be based on the grant date fair value of the Company’s common stock on the date the financial performance criteria are establishes for each annual tranche. Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives.

For Performance Shares awards granted in 2007, 50% of the shares are available to be awarded if and to the extent that financial performance criteria for fiscal year 2007 are achieved, while the remaining 50% of the shares are available to be awarded if and to the extent that financial performance criteria for the three-year period including fiscal years 2007 through 2009 are achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance fails to achieve the specified performance threshold, then the performance shares are forfeited.

Compensation expense to be recorded in connection with the 2007 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established. All shares earned in connection with the 2007 Performance Shares awards are also subject to service conditions. Shares available upon attainment of the financial performance criteria for fiscal year 2007 vest annually over a four-year period, while shares available upon attainment of the financial performance criteria for the three-year period from fiscal years 2007 through 2009 will be three-quarters vested at the end of 2009, with the final 25% vesting in 2010.

10. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (in thousands).

	Three Months Ended
	March 31, 2007	April 1, 2006
Basic earnings per common share-weighted common shares outstanding	132,194	136,889
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	3,039	3,513

Diluted earnings per common share-weighted common shares and common shares equivalent outstanding	135,233	140,402

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 became effective for the Company as of January 1, 2007. The Company collects various sales and value-added taxes on certain product and service sales, which are accounted for on a net basis.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company has not yet determined the impact on its consolidated financial statements, if any, of adopting the provisions of SFAS No. 159.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that purify, protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and data storage industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia and Europe and the Middle East.

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

The Company’s fiscal year-is the calendar period ending each December 31. The Company’s new fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2007 end on March 31, 2007, June 30, 2007, September 29 2007 and December 31, 2007. Unaudited information for the three months ended March 31, 2007, the financial position as of March 31, 2007 and December 31, 2006 are included in this Quarterly Report on Form 10-Q.

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

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•

The level of sales Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affects certain costs such as incentive compensation and commissions which are highly variable in nature. The Company’s sales are subject to effects of industry cyclicality, technological change and substantial competition, including pricing pressures.

•

The variable margin on sales The Company’s variable margin on sales is determined by selling prices, and the costs of manufacturing and raw materials. This is also affected by a number of factors, which include the Company’s sales mix, purchase prices of raw material (especially resin and purchased components), competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others.

•

The Company’s fixed cost structure Increases or decreases in sales have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, lease expense, and depreciation and amortization. It is not possible to vary these costs easily and in the short term as volumes fluctuate. Thus changes in sales volumes can affect the usage and productivity of these cost components and can have a large effect on the Company’s results of operations.

Overall Summary of Financial Results for the Three Months Ended March 31,

For the three months ended March 31, 2007, net sales increased 2% from the comparable period last year. The sales comparison is positively affected by approximately $1.9 million due to the year-over-year strengthening of international currencies versus the U.S. dollar over the period, most notably in Europe and Malaysia. Sales were up 4% on a sequential basis over the fourth quarter of calendar 2006. Despite the sales improvement, the Company, reported lower gross profits and a lower gross margin. This outcome primarily reflected lower utilization of the Company’s production facilities.

The Company had lower year-over-year selling, general and administrative (SG&A) costs for the first quarter when compared to the year ago period. This reflected lower costs incurred by the Company in connection with the integration activities associated with the merger with Mykrolis as well as the benefit of lower salaries and other costs resulting from the realignment of activities after the merger. The Company reported income from continuing operations of $10.4 million for the three-month period compared to income from continuing operations of $9.8 million in the year ago three-month period.

During the three months ended March 31, 2007, the Company generated cash flow of $25.3 million for operations as decreases in accounts receivable and inventory combined with the cash generated by the Company’s net earnings and non-cash charges. Cash, cash equivalents and short-term investments were approximately $304.9 million at March 31, 2007 compared with $275.0 million at December 31, 2006.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $0.6 million and $0.8 million at March 31, 2007 and December 31, 2006, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At March 31, 2007 and December 31, 2006, the Company’s reserve for sales returns and allowances was $2.0 million and $1.8 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $11.3 million and $10.2 million at March 31, 2007 and December 31, 2006, respectively.

The Company’s inventories comprise materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or valuation allowances may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its molding equipment, are present. If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the assets are less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful life of the assets.

The Company assesses the impairment of goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried a valuation allowance of $0.7 million against its deferred tax assets at March 31, 2007 and December 31, 2006 in connection with a portion of a capital loss carry forward that more likely than not will not be realized.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At March 31, 2007 and December 31, 2006, the Company’s accrual for estimated future warranty costs was $2.5 million and $2.0 million, respectively.

Share-based Compensation Expense

The Company follows the guidelines of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and April 1, 2006 was $3.1 million and $4.3 million, respectively, which consisted of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan.

Under SFAS 123(R), the Company must estimate the value of employee stock awards on the date of grant. Restricted stock and restricted stock unit awards are valued based on the Company’s stock price on the date of grant. Since share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In addition, for restricted stock awards with performance conditions, the Company must estimate the number of shares to be earned each period and must revise, if necessary, in subsequent periods such estimates.

If factors change and the Company employs different assumptions in the application of SFAS 123(R), primarily related to forfeitures and performance shares, in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three Months Ended March 31, 2007 Compared Three Months Ended April 1, 2006

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of sales	57.3	53.7

Gross profit	42.7	46.3
Selling, general and administrative expenses	28.7	33.0
Engineering, research and development expenses	6.7	5.8

Operating income	7.4	7.4
Interest income, net	1.7	1.3
Other (expense) income, net	—	0.5

Income before income taxes and other items below	9.1	9.2
Income tax expense	2.7	3.0
Equity in net earnings of affiliates	—	—

Income from continuing operations	6.4	6.2

Net sales Net sales were $161.1 million for the three months ended March 31, 2007, up 2% compared to $157.7 million in the three months ended April 1, 2006. Sales were positively affected by approximately $1.9 million due to the strengthening of international currencies versus the U.S. dollar, most notably in Europe and Malaysia. On a geographic basis, total sales to North America were 27%, Asia (excluding Japan) 34%, Europe 16% and Japan 23%.

By product type, sales of unit-driven products represented 58% of sales and capital-driven products represented 42% of total sales. For the first and fourth quarters of 2006, this split was 59% and 41%, respectively, indicating a consistent pattern of demand within the industry over the past twelve months. Unit-driven products include products which have average lives of less than 18 months or which need to be replaced based on usage levels. These include liquid filters, wafer shippers, and chip trays and disk shippers. However, sales results for the first quarter reflected a clear softening in the industry, as the Company saw some of its original equipment manufacturer (OEM) and integrated device manufacturer (IDM) customers grow increasingly cautious through the quarter. The softening was evident across all product types and geographies.

As noted, unit-driven product sales were 58% of first quarter sales and declined modestly from the fourth quarter of 2006 as anticipated. Sales of consumable liquid filtration products reflected slowing utilization and semiconductor production. Sales of wafer shippers for 200mm grew from the fourth quarter and continues to be strong due to high capacity utilization for 200mm fabs and some modest share gains. Sales of data storage shippers were lower, reflecting the seasonality of this business. Typically, sales of these products peak in the second and third quarters of the year, driven by increased production of electronic products in anticipation of the December holiday season.

Sales of capital-driven products represented 42% of first quarter sales. Sales of liquid systems products remained relatively firm, as the Company experienced strong demand for its photochemical pumps continued from the fourth quarter. Wafer process carrier and front opening unified pod (FOUP) sales were essentially flat compared to fourth quarter, reflecting increased cautiousness on the part of key IDM customers in their spending plans, particularly for 300mm capacity additions. This is a business that has historically been lumpy, but sales of these products have remained fairly flat for the past several quarters. Other capital-driven products, such as gas microcontamination products, declined modestly.

Gross profit Gross profit in the three months ended March 31, 2007 decreased by $4.2 million to $68.8 million, a decrease of 6% from the $73.0 million for the three months ended April 1, 2006. The gross margin percentage for the first quarter of 2007 was 42.7 % versus 46.3% for the three months ended April 1, 2006.

Despite the improved sales levels, the Company’s gross profit fell primarily due to lower utilization of the Company’s production facilities compared to the year-ago period. Production volumes were lower in 2007 as the Company sold inventory on hand to satisfy customer demand. The Company also incurred costs associated with the reduction of its manufacturing workforce intended to bring costs in line with current and projected production levels. In addition, charges associated with obsolescence and excess inventory quantities were $0.9 million higher in the 2007 quarter compared to the year-ago period.

Costs of $0.4 million and $2.1 million associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan reduced gross profit the three-month periods ended March 31, 2007 and April 1, 2006, respectively. Prices for raw materials were relatively stable on a sequential quarter basis and year-over-year basis.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $5.9 million, or 11%, to $46.2 million in the three months ended March 31, 2007, down from $52.1 million in the comparable three-month period a year earlier. Reflecting the decrease, SG&A expenses, as a percent of net sales, fell to 28.7% from 33.0% a year earlier.

The decrease in SG&A costs reflects the lower SG&A expenses incurred by the Company in connection with the integration activities associated with the Mykrolis merger and other realignment activities. Such costs were $1.9 million and $5.4 million in the three months ended March 31, 2007 and April 1, 2006, respectively. The costs included in this category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. The year-over-year decrease in SG&A expenses also includes a decline in incremental share-based compensation expense of $1.0 million.

The Company also benefited from the combination of various sales, marketing and other corporate functions which were put in place during 2006.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses were $10.8 million in the three months ended March 31, 2007, up 17% from $9.2 million in the year-ago period. ER&D expenses, as a percent of net sales, increased to 6.7% from 5.8%. The increase reflected higher product sampling costs as the Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income was $2.8 million in the three months ended March 31, 2007 compared to $2.0 million in the year-ago period. The increase reflects the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period.

Income tax expense The Company recorded income tax expense of $4.3 million in the three months ended March 31, 2007 compared to income tax expense of $4.8 million in the three months ended April 1, 2006. The effective tax rate was 29.3% in the 2007 period, compared to 33.0% in the 2006 period. In both periods, the Company’s tax rate was lower than U.S. statutory rates due to the benefits associated with export activities and tax holidays.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 became effective for the Company as of January 1, 2007. FIN No. 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits

As a result of the implementation of FIN No. 48, the Company recognized a decrease of $1.1 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption, and after recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $12.5 million. Included in the balance at January 1, 2007, are $9.3 million of tax positions, the disallowance of which would not affect the annual effective income tax rate. Of those tax positions, $7.0 million were estimated as part of an acquisition and would result in a decrease to goodwill should they become realizable.

Discontinued operations The Company’s businesses classified as discontinued operations recorded nominal loss before income taxes in the three months ended April 1, 2006. The results of discontinued operations in that period also included a tax benefit of $1.6 million related to the change in the deferred tax asset valuation allowance resulting from the resolution of a matter with respect to the characterization of certain gains and losses.

Net income The Company recorded net income of $10.4 million, or $0.08 per diluted share, in the three-month period ended March 31, 2007 compared to net income of $11.4 million, or $0.08 per diluted share, in the three-month period ended April 1, 2006. The net earnings from continuing operations for the three-month period were $10.4 million, or $0.08 per diluted share, compared to net income of $9.8 million, or $0.07 per diluted share, in the year ago period. The after-tax earnings of discontinued operations in the three-month period ended March 31, 2006 included a tax benefit of $1.6 million associated with a decrease in the company’s deferred tax asset valuation allowance.

Liquidity and Capital Resources

Operating activities Cash provided by operating activities totaled $25.3 million in the three months ended March 31, 2007. Cash flow was provided by the Company’s net earnings of $10.4 million and various non-cash charges, including depreciation and amortization of $10.9 million, and share-based compensation expense of $3.1 million. Slightly adding to operating cash flow was the net impact of changes in operating assets and liabilities.

Accounts receivable, net of foreign currency translation adjustments, decreased by $13.2 million, reflecting an improvement in the Company’s days sales outstanding which stood at 66 days compared to 70 days at the beginning of the period. Inventories declined by $6.1 million from December 31, 2006 due to reduced production activity and improved inventory management.

Working capital at March 31, 2007 stood at $492.2 million, up from $460.9 million as of December 31, 2006, and included $304.9 million in cash, cash equivalents and short-term investments.

Accounts payable and accrued expenses were $16.2 million lower than reported at December 31, 2006 and reflected the payment of calendar 2006 incentive compensation as well as lower accounts payable associated with lower production levels.

Investing activities Cash flow used in investing activities totaled $61.9 million in the three-month period ended March 31, 2007. Acquisition of property and equipment totaled $8.0 million, primarily for additions related to the facility expansion in Malaysia, manufacturing equipment, tooling and information systems. The Company expects total capital expenditures of approximately $35 million for calendar 2007.

The company had purchases of short-term investments, net of maturities, of $52.5 million during the period. Short-term investments stood at $172.6 million at March 31, 2007.

Financing activities Cash provided by financing activities totaled $12.4 million during the three-month period ended March 31, 2007. The Company made payments of $0.1 million on borrowings. No proceeds from new borrowings were received during the quarter. The Company received proceeds of $11.4 million in connection with common shares issued under the Company’s stock option and stock purchase plans.

As of March 31, 2007, the Company’s sources of available funds comprised $132.4 million in cash and cash equivalents, $172.6 million in short-term investments, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $10 million, with no borrowings outstanding at March 31, 2007 and lines of credit with three international banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $2.9 million. There were no borrowings outstanding on these lines of credit at March 31, 2007.

The Company’s unsecured revolving credit agreement, which expires in May 2008, allows for aggregate borrowings of up to $10 million with interest at Eurodollar rates plus 0.875%. Under the unsecured revolving credit agreement, the Company is prohibited from paying cash dividends. The Company is also subject to, and is in compliance with, certain financial covenants including a leverage ratio of funded debt to EBITDA (as defined therein) of not more than 2.25 to 1.00. In addition, the Company must maintain a calculated consolidated tangible net worth, which, as of March 31, 2007, was $299 million, while also maintaining consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $75 million.

At March 31, 2007, the Company’s shareholders’ equity stood at $1,046.4 million, up from $1,016.0 million at the beginning of the period. This increase mainly reflected the Company’s net earnings $10.4 million, the proceeds of $11.4 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $3.1 million associated with the Company’s share-based compensation expense recorded during the period.

The Company believes that its cash and cash equivalents, short-term investments, cash flow from operations and available credit facilities will be sufficient to meet its working capital and investment requirements for the next 12 months.

Update on Contractual Obligations: As noted above, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 as of January 1, 2007. At the date of adoption, the Company had approximately $12.5 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, the Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) inability to meet customer demands associated with semiconductor industry spending; (ii) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (iii) insufficient, excess or obsolete inventory; (iv) competitive factors, including but not limited to pricing pressures; and (v) the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, ”International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission .

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at March 31, 2007 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.9 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 31, 2007, the Company was party to forward contracts to deliver Korean won, Chinese yuan, Malaysian ringgits, Japanese yen, Taiwanese dollars, Singapore dollars and Euros with notional values of approximately $2.0 million, $1.2 million, $1.0 million, $10.0 million, $6.0 million, $3.6 million and $6.4 million, respectively.

During the first quarter of 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matures on November 30, 2007. This swap effectively hedges a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, during the three months ended March 31, 2007, a $0.4 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate is recorded as a charge in other comprehensive income and offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. The Company recorded $0.1 million in interest income during the three months ended March 31, 2007 in connection with the cross currency interest rate swap.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in internal control over financial reporting. As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on March 16, 2007, in connection with the Company’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting as of December 31, 2006 related to income taxes. Our policies and procedures did not provide for effective oversight and review of our accounting for income taxes. Specifically, our policies and procedures did not include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that our accounting for income taxes, including accounting for income taxes associated with acquisitions made by the Company, was in accordance with generally accepted accounting principles. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in "Internal Control - Integrated Framework" issued by COSO. The Company’s registered independent public accounting firm concurred with management’s conclusion as to this material weakness as of December 31, 2006.

Management, with oversight from the Company’s Audit & Finance Committee, is working to address the material weakness disclosed in its Form 10-K and is committed to remediate the material weaknesses as timely as possible. The Company is in the process of implementing the following remediation steps to address the material weakness in it its internal controls relating to income taxes noted above:

•	Hiring additional tax personnel and providing additional training for select tax personnel;

•	Redesigning and implementing new review and approval procedures and processes associated with all income tax provision workpapers and the consolidated income tax reconciliation schedules;

•	Increasing the oversight by our accounting department of income tax reconciliations.

Management believes these new policies and procedures, when fully implemented, will be effective in remediating this material weakness. However, the Company’s material weakness will not be considered remediated until the new internal controls have been operational for a period of time, are tested and management and the Company’s registered independent public accounting firm conclude that these controls are operating effectively.

There were no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of March 31, 2007.

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

Item 2.	Unregistered Sales of Equity Securities

On February 23, 2007, the Company issued 128,964 shares of Entegris common stock at a price of $5.19 per share in connection with the exercise of stock options held by Bear, Stearns International Limited. On February 27, 2007, the Company issued 85,978 shares of Entegris common stock at a price of $5.19 per share in connection with the exercise of stock options held by Highbridge International LLC. Proceeds of $1.1 million were received from the combined exercises and will be used for general working capital needs. Both sales were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: May 7, 2007	/s/ Gregory B. Graves
Gregory B. Graves
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)