Form 10-Q
period 2007-06-30
ENTEGRIS INC
filed 2007-08-03
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $0.01 Par Value	115,796,699

ENTEGRIS, INC., INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$136,535	$154,806
Short-term investments	2,000	120,168
Trade accounts and notes receivable, net of allowance for doubtful accounts of $484 and $822	102,623	127,396
Inventories	80,401	93,426
Deferred tax assets	45,116	45,149
Assets of discontinued operations and assets held for sale	5,268	7,903
Other current assets	6,692	7,473

Total current assets	378,635	556,321

Property, plant and equipment, net of accumulated depreciation of $199,968 and $188,815	123,081	120,987

Other assets:
Goodwill	393,314	394,531
Other intangible assets, net	59,898	68,877
Deferred tax assets	5,331	5,157
Other	16,808	11,745

Total assets	$977,067	$1,157,618

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt	$25,399	$401
Accounts payable	21,300	24,952
Accrued liabilities	48,929	56,479
Income taxes payable	5,225	10,025
Liabilities of discontinued operations	2,389	842

Total current liabilities	103,242	92,699

Long-term debt, less current maturities	2,809	2,995
Pension benefit obligation and other liabilities	19,810	20,356
Deferred tax liabilities and noncurrent income taxes payable	25,505	25,588

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $0.01; 400,000,000 shares authorized; issued and outstanding shares: 115,687,482 and 132,770,676	1,157	1,328
Additional paid-in capital	703,443	793,058
Prepaid forward contract for share repurchase	(5,000)	(5,000)
Retained earnings	130,649	228,936
Accumulated other comprehensive loss	(4,548)	(2,342)

Total shareholders’ equity	825,701	1,015,980

Total liabilities and shareholders’ equity	$977,067	$1,157,618

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$153,508	$179,296	$313,079	$335,702
Cost of sales	88,014	92,315	179,078	175,893

Gross profit	65,494	86,981	134,001	159,809
Selling, general and administrative expenses	44,317	51,553	90,260	103,250
Engineering, research and development expenses	9,679	9,977	20,213	19,019

Operating income	11,498	25,451	23,528	37,540
Interest income, net	(2,559)	(1,897)	(5,376)	(3,919)
Other income, net	(6,074)	(799)	(6,050)	(1,594)

Income before income taxes and other items below	20,131	28,147	34,954	43,053
Income tax expense	4,461	9,524	8,814	14,460
Equity in net income of affiliates	(80)	(159)	(104)	(195)

Net income from continuing operations	15,750	18,782	26,244	28,788
(Loss) income from discontinued operations, net of taxes	(4)	(589)	(115)	758
Impairment loss on assets of discontinued operations, net of taxes	(969)	—	(969)	—

Total discontinued operations, net of taxes	(973)	(589)	(1,084)	758

Net income	$14,777	$18,193	$25,160	$29,546

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.14	$0.20	$0.21
Discontinued operations	(0.01)	—	(0.01)	0.01
Net income	$0.11	$0.13	$0.19	$0.22

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.13	$0.20	$0.20
Discontinued operations	(0.01)	—	(0.01)	0.01
Net income	$0.11	$0.13	$0.19	$0.21

Weighted shares outstanding:
Basic	129,225	137,445	130,709	137,167
Diluted	132,293	140,621	133,763	140,512

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid Forward Contract for Share Repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income
Balance at December 31, 2005	136,044	$1,360	$809,012	—	$206,936	$(4,489)	$1,012,819
Shares issued under employee stock plans	3,772	38	8,613	—	—	—	8,651
Stock-based compensation expense	—	—	8,346	—	—	—	8,346
Tax benefit associated with stock plans	—	—	409	—	—	—	409
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	205	205	$205
Foreign currency translation adjustments	—	—	—	—	—	4,597	4,597	4,597
Net income	—	—	—	—	29,546	—	29,546	29,546

Total comprehensive income								$34,348

Balance at July 1, 2006	139,816	$1,398	$826,380	—	$236,482	$313	$1,064,573

Balance at December 31, 2006	132,771	$1,328	$793,058	$(5,000)	$228,936	$(2,342)	$1,015,980
Adoption of FIN No. 48	—	—	—	—	1,110	—	1,110

Adjusted beginning balance	132,771	1,328	793,058	(5,000)	230,046	(2,342)	1,017,090
Shares issued under stock option plans	4,027	40	27,275	—	—	—	27,315
Stock-based compensation expense	—	—	5,753	—	—	—	5,753
Repurchase and retirement of common stock	(21,111)	(211)	(126,636)	—	(124,557)	—	(251,404)
Tax benefit associated with stock plans	—	—	3,993	—	—	—	3,993
Other, net of tax	—	—	—	—	—	(557)	(557)	$36
Foreign currency translation adjustments	—	—	—	—	—	(1,649)	(1,649)	(1,649)
Net income	—	—	—	—	25,160	—	25,160	25,160

Total comprehensive income								$23,547

Balance at June 30, 2007	115,687	$1,157	$703,443	$(5,000)	$130,649	$(4,548)	$825,701

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six months ended
	June 30, 2007	July 1, 2006
Operating activities:
Net income	$25,160	$29,546
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	1,084	(758)
Depreciation and amortization	21,527	22,200
Share-based compensation expense	5,753	8,346
Impairment of property and equipment	394	—
Provision for doubtful accounts	(286)	306
Provision for deferred income taxes	1,519	139
Excess tax benefit from employee stock plans	(2,225)	(1,230)
Equity in net earnings of affiliates	(104)	(195)
Gain on sale of property and equipment	29	(536)
Gain on sale of equity investments	(6,068)	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	24,102	(21,332)
Inventories	12,947	(29,345)
Accounts payable and accrued liabilities	(11,087)	92
Other current assets	762	3,470
Income taxes payable	957	12,633
Other	(409)	2,711

Net cash provided by operating activities	74,055	26,047

Investing activities:
Acquisition of property and equipment	(15,182)	(13,367)
Proceeds from sale of property and equipment	1,967	2,957
Proceeds from sale of equity investments	6,568	—
Purchases of equity investments	(5,940)	—
Purchases of short-term investments	(269,822)	(66,511)
Proceeds from sale or maturities of short-term investments	388,915	51,087
Other	(926)	(326)

Net cash provided by (used in) investing activities	105,580	(26,160)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(188)	(2,800)
Proceeds from short-term borrowings	25,000	—
Repurchase and retirement of common stock	(251,404)	—
Issuance of common stock	27,315	8,651
Excess tax benefit from employee stock plans	2,225	1,230

Net cash (used in) provided by financing activities	(197,052)	7,081

Discontinued operations:
Net cash (used in) provided by operating activities	(292)	917
Net cash provided by investing activities	—	13,063

Net cash (used in) provided by discontinued operations	(292)	13,980

Effect of exchange rate changes on cash and cash equivalents	(562)	625

(Decrease) increase in cash and cash equivalents	(18,271)	21,573
Cash and cash equivalents at beginning of period	154,806	142,838

Cash and cash equivalents at end of period	$136,535	$164,411

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and July 1, 2006, and shareholders’ equity and comprehensive income, and cash flows for the three and six months ended June 30, 2007 and July 1, 2006.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2. DISCONTINUED OPERATIONS

In June 2007, the Company announced its intent to divest its cleaning equipment business. This divestiture is expected to be completed no later than June 2008. The cleaning equipment business sells precision cleaning systems to semiconductor and hard disk drive customers for use in their manufacturing operations. In conjunction with the establishment of management’s plan to sell the cleaning equipment business, the fair value of the assets of that business was tested for impairment and, where applicable, adjusted to fair value less costs to sell. The Company determined that long-lived assets of $2.4 million were impaired and accordingly recorded a pretax charge to impairment loss on assets of discontinued businesses. The assets and liabilities of the cleaning equipment business have been classified as assets of discontinued operations and assets held for sale, and liabilities of discontinued operations in the accompanying consolidated balance sheet.

In February 2006, the Company sold the assets of its gas delivery product line for $15 million. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. After adjustments for severance, sublease payments and closing costs, the net proceeds of the sale totaled $13.1 million. As part of the purchase accounting allocation of the acquisition of Mykrolis Corporation (Mykrolis), the fair value of the assets of the gas delivery product line were classified as assets held for sale as of the date of the acquisition. Accordingly, the Company adjusted its purchase price allocation related to the assets of the gas delivery product line and did not recognize a gain or loss from the sale.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the cleaning equipment and gas delivery product lines for all periods presented. The summary of operating results from discontinued operations is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$2,024	$1,406	$3,530	$6,065

Loss from discontinued operations, before income taxes	$(2,430)	$(943)	$(2,608)	$(1,354)
Income tax benefit	1,457	354	1,524	2,112

(Loss) income from discontinued operations, net of taxes	$(973)	$(589)	$(1,084)	$758

Net assets of discontinued operations at June 30, 2007 consisted of the following (in thousands):

June 30, 2007
Accounts receivable	$1,629
Inventory	3,336
Long-lived assets	303

Total assets	5,268
Current liabilities	2,389

Net assets of discontinued operations	$2,879

The results of discontinued operations for the six months ended June 30, 2007 included a pre-tax impairment charge of $2.4 million recorded in the second quarter associated with write-downs of long-lived assets to fair value less cost to sell and a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment.

The results of discontinued operations for the six months ended July 1, 2006 included a tax benefit of $1.6 million related to the change in the deferred tax asset valuation allowance. The change in the valuation allowance resulted from the settlement of negotiations regarding the terms of sale of a discontinued operation which established the characterization of certain gains and losses.

3. DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of 2007, the Company entered into a 10-month Japanese yen-based cross-currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matures on November 30, 2007. This swap effectively hedges a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, for the six months ended June 30, 2007, a $0.4 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate was recorded as a charge in other comprehensive income and offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. The Company recorded $0.2 million and $0.3 million in interest income during the three-month and six-month periods ended June 30, 2007 in connection with the cross currency interest rate swap.

4. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$25,422	$30,679
Work-in process	4,513	4,019
Finished goods	49,731	58,032
Supplies	735	696

Total inventories	$80,401	$93,426

5. INTANGIBLE ASSETS AND GOODWILL

As of June 30, 2007, goodwill amounted to approximately $393.3 million, a reduction of $1.2 million from December 31, 2006. The decrease reflected changes to goodwill associated with various tax-related purchase price adjustments related to the Mykrolis acquisition completed in August 2005 and the allocation of goodwill to the cleaning equipment business described in Note 2.

The changes to the carrying amount of goodwill for the six months ended June 30, 2007 were as follows:

(In thousands)	Six months ended June 30, 2007
Beginning of period	$394,531
Adjustment to Mykrolis purchase price allocation	(839)
Impairment of goodwill associated with assets held for sale	(408)
Foreign currency translation adjustment	30

End of period	$393,314

Other intangible assets, net of amortization, of approximately $59.9 million as of June 30, 2007 are being amortized over useful lives ranging from 2 to 10 years and are as follows (in thousands):

	As of June 30, 2007
	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,835	$12,270	$5,565
Unpatented technology	8,139	4,948	3,191
Developed technology	38,500	16,325	22,175
Trademarks and trade names	9,000	4,362	4,638
Customer relationships	28,000	5,844	22,156
Employment and noncompete agreements	3,968	3,556	412
Other	4,354	2,593	1,761

	$109,796	$49,898	$59,898

	As of December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,835	$11,228	$6,607
Unpatented technology	8,139	4,542	3,597
Developed technology	38,500	12,020	26,480
Trademarks and trade names	9,000	3,212	5,788
Customer relationships	28,000	4,303	23,697
Employment and noncompete agreements	3,968	3,439	529
Other	4,349	2,170	2,179

	$109,791	$40,914	$68,877

Aggregate amortization expense for the three-month and six-month periods ended June 30, 2007 amounted to $4.6 million and $9.3 million, respectively. Estimated amortization expense for calendar years 2007 to 2011 and thereafter is approximately $17.9 million, $15.8 million, $13.5 million, $8.1 million, $4.6 million and $6.8 million, respectively.

6. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by warranties for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and six-month periods ended June 30, 2007 and July 1, 2006 (in thousands):

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance at beginning of period	$2,392	$2,004	$1,824	$1,840
Accrual for warranties during the period	135	361	938	1,078
Adjustment of unused previously recorded accruals	(159)	(337)	(160)	(409)
Settlements during the period	(160)	(478)	(394)	(959)

Balance at end of period	$2,208	$1,550	$2,208	$1,550

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

Severance and retention costs, mainly classified as selling, general and administrative expense (income), totaled $(0.1) million and $3.4 million for the six-month periods ended June 30, 2007 and July 1, 2006, respectively. Other costs of $0.4 million and $0.9 million related to fixed asset write-offs and accelerated depreciation, classified in cost of sales, were also recorded for the six-month periods ended June 30, 2007 and July 1, 2006, respectively.

The Company’s facility in Bad Rappenau became available for sale during the third quarter of 2006 and was classified in assets held for sale as of March 31, 2007 and December 31, 2006 at carrying values of $1.8 million and $2.2 million, respectively. During the second quarter of 2007, the Company sold the facility for $1.9 million.

For the three-month and six-month periods ended June 30, 2007 and July 31, 2006, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Bad Rappenau restructuring activity were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Accrued liabilities at beginning of period	$130	$633	$641	$568
Provision (reversal)	(122)	1,645	(145)	3,407
Payments	(8)	(785)	(496)	(2,482)

Accrued liabilities at end of period	$—	$1,493	$—	$1,493

8. INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 became effective for the Company as of January 1, 2007. FIN No. 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also requires expanded disclosure at the end of each annual reporting period, including a tabular reconciliation of unrecognized tax benefits.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $1.1 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. After recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $11.7 million and $11.6 million as of the date of adoption and June 30, 2007 respectively. During the quarter ended June 30, 2007, there was a reduction of $0.1 million in the amount of unrecognized tax benefits as the result of the expiration of a statue of limitations. Included in the balance at January 1, 2007 are $9.3 million of unrecognized tax positions, the recognition of which would not affect the annual effective income tax rate. Of those tax positions, $7.0 million were estimated as part of an acquisition and would result in a decrease to goodwill should they become realizable. There were no material changes to these latter two balances during the quarter ended June 30, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and, with few exceptions, is no longer subject to foreign income tax examinations, state and local or non-U.S. income tax examinations by tax authorities for years before 2001.

The German tax authorities are currently examining certain tax returns for the years 2001 through 2005. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations. During the quarter ended June 30, 2007, the Korean tax authorities concluded an examination of certain tax returns for the years 2001 through 2005. The examination resulted in an immaterial adjustment of the Company’s tax liability.

Included in the balance of unrecognized tax benefits at January 1, 2007 are $0.8 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductibility would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities to an earlier period. There were no material changes to this balance during the quarter ended June 30, 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had approximately $2.2 million accrued at January 1, 2007 for the payment of interest and penalties. During the three-month and six-month periods ended June 30, 2007, the Company recognized approximately $0.1 million and $0.2 million, respectively, in potential interest associated with uncertain tax positions.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to June 30, 2008.

The year-to-date effective tax rate was 25.2% in 2007 compared to 33.6% in 2006 period. In both periods, the Company’s tax rate was lower than statutory rates due to the benefits associated with export activities and tax holidays. The 2007 effective tax rate was also lower due to legislation in Germany that provides the Company a corporate income tax refund of $0.8 million.

The second quarter results of loss from discontinued operations in 2007 included a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment. The year-to-date results of income from discontinued operations in 2006 included a tax benefit of $1.6 million recorded in the first quarter related to the change in the Company’s deferred tax asset valuation allowance. The change in the valuation allowance resulted from the settlement of negotiations regarding the terms of sale of a discontinued operation which established the characterization of certain gains and losses.

9. REVOLVING CREDIT AGREEEMENT

During the quarter ended June 30, 2007, the Company’s executed a new unsecured revolving credit agreement, which expires in June 2010, allows for aggregate borrowings of up to $85 million with interest at LIBOR rates plus an incremental factor ranging from 0.75% to 1.25% based on the current funded debt to EBITDA ratio (as defined therein). Under the unsecured revolving credit agreement, of which $25 million is a one-year term note, the Company is prohibited from paying cash dividends. The Company is also subject to, and is in compliance with, certain financial covenants including a leverage ratio of funded debt to EBITDA (as defined therein) of not more than 3.00 to 1.00. In addition, the Company must maintain consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $50 million. Borrowings outstanding under the revolving credit agreement were $25.0 million at June 30, 2007.

10. SHARE-BASED COMPENSATION EXPENSE

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). Total share-based compensation expense recorded under SFAS 123(R) for the six months ended June 30, 2007 and July 1, 2006 was $5.8 million and $8.3 million, respectively.

Share-based payment awards in the form of restricted stock awards for 0.7 million shares and 1.1 million shares were granted to employees during the six months ended June 30, 2007 and July 31, 2006, respectively. The awards generally vest annually over a four-year period. Compensation expense for these awards is based on the grant date fair value of the Company’s common stock and is being recognized using the straight-line single-option method based on the portion of share-based payment awards ultimately expected to vest. The weighted average grant date fair value of these share-based payment awards was $11.39 per share and $10.46 per share in 2007 and 2006, respectively.

During the six months ended June 30, 2007 and July 1, 2006, the Company also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans for up to 0.9 million shares and 0.9 million shares, respectively.

For Performance Share awards granted in 2006, 25% of the shares are available to be awarded each of the ensuing four years, if and to the extent the financial performance criteria for fiscal years 2006 through 2009 are achieved. The number of performance shares earned in a given year may vary based on the level of achievement of financial performance objectives for that year. If the Company’s performance for a year fails to achieve the specified performance threshold, then the performance shares allocated to that year are forfeited. Each annual tranche will have its own service period beginning at the date (the grant date) at which the Board of Directors establishes the annual performance targets for the applicable year, or January 1 of that year, whichever occurs later. Compensation expense to be recorded in connection with the Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria are established for each annual tranche. Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives.

For Performance Share awards granted in 2007, 50% of the shares are available to be awarded if and to the extent that financial performance criteria for fiscal year 2007 are achieved, while the remaining 50% of the shares are available to be awarded if and to the extent that financial performance criteria for the three-year period including fiscal years 2007 through 2009 are achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance fails to achieve the specified performance threshold, then the performance shares are forfeited. Compensation expense to be recorded in connection with the 2007 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established. All shares earned in connection with the 2007 Performance Share awards are also subject to service conditions. Shares available upon attainment of the financial performance criteria for fiscal year 2007 vest annually over a four-year period, while shares available upon attainment of the financial performance criteria for the three-year period from fiscal years 2007 through 2009 will be three-quarters vested at the end of 2009, with the final 25% vesting in 2010.

11. OTHER INCOME

Other income in the three-month and six-month periods ended June 30, 2007 includes a gain of $6.1 million ($3.8 million after taxes) on the sale of the Company’s interest in a privately-held equity investment accounted for using the cost method. Proceeds from the sale totaled $6.6 million.

12. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (in thousands).

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic earnings per share-weighted common shares outstanding	129,225	137,445	130,709	137,167
Weighted common shares assumed upon exercise of stock options and vesting of restricted stock	3,068	3,176	3,054	3,345

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	132,293	140,621	133,763	140,512

13. SHARE REPURCHASE

In May 2007, the Company’s Board of Directors authorized a self-tender offer program to acquire up to $250 million of the Company’s stock. A modified “Dutch Auction” tender offer began on May 11, 2007, and expired on June 8, 2007, and was subject to the terms and conditions described in the offering materials mailed to the Company’s shareholders and filed with the Securities and Exchange Commission. The tender offer was completed on June 14, 2007 with the Company purchasing 21.1 million shares of its common stock at a price of $11.80 per share. The Company incurred $2.3 million in costs associated with the tender offer for a total cost of approximately $251.4 million. Following the completion of this tender offer, the Company had approximately 115.7 million shares of common stock outstanding.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)(EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No.157). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements, creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value, but are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact on its consolidated financial statements, if any, of adopting the provisions of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company has not yet determined the impact on its consolidated financial statements, if any, of adopting the provisions of SFAS No. 159.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Entegris, Inc. is a leading provider of materials integrity management products and services that purify, protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and data storage industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.

The Company offers a diverse product portfolio which includes more than 13,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Certain of these products are unit driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane based liquid filters and housings, metal based gas filters and resin based gas purifiers, as well as PVA roller brushes for use in post CMP cleaning applications. The Company’s capital expense driven products include its process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2007 end on March 31, 2007, June 30, 2007, September 29, 2007 and December 31, 2007. Unaudited information for the three and six months ended June 30, 2007 and the financial position as of June 30, 2007 and December 31, 2006 are included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are subject to risks and uncertainties. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes, which are included elsewhere in this report.

Key operating factors Key factors which management believes have the largest impact on the overall results of operations of Entegris, Inc. include:

•

The level of sales Since a large portion of the Company’s product costs (excepting raw materials, purchased components and direct labor) are largely fixed in the short/medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affect certain costs such as incentive compensation and commissions, which are highly variable in nature. The Company’s sales are subject to effects of industry cyclicality, technological change and substantial competition, including pricing pressures.

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

•

The Company’s fixed cost structure Increases or decreases in sales have a large impact on profitability. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor and benefits, lease expense, and depreciation and amortization. It is not possible to vary these costs easily and in the short term as volumes fluctuate. Thus changes in sales volumes can affect the usage and productivity of these cost components and can have a large effect on the Company’s results of operations.

Overall Summary of Financial Results for the Three and Six Months Ended June 30, 2007

For the three months ended June 30, 2007, net sales decreased 14% to $153.5 million from the comparable period last year, due to lower demand for certain of the Company’s products, mainly reflecting the demand drivers of the semiconductor industry. The sales comparison is positively affected by approximately $0.7 million due to the year-over-year strengthening of certain international currencies versus the U.S. dollar over the period, most notably the Euro. Sales were down 4% on a sequential basis from the first quarter of calendar 2007. Reflecting the year-over-year sales decrease, the Company reported lower gross profits and a reduced gross margin.

For the six-month period ended June 30, 2007, net sales decreased 7% to $313.1 million from the comparable period last year. The sales comparison is positively affected by approximately $1.4 million due to the year-over-year strengthening of certain international currencies versus the U.S. dollar over the period, most notably the Euro. Reflecting the year-over-year sales decrease, the Company reported lower gross profits and a reduced gross margin.

The Company’s selling, general and administrative (SG&A) costs decreased by $7.2 million and $13.0 million for the three-month and six-month periods, respectively. These reductions reflected lower costs incurred by the Company in connection with the integration activities associated with the merger with Mykrolis as well as the benefit of lower salaries and other costs resulting from the realignment of activities after the merger.

The Company reported income from continuing operations of $15.8 million for the three-month period compared to income from continuing operations of $18.8 million in the comparable prior year period, while income from continuing operations of $26.2 million for the six-month period compared to income from continuing operations of $28.8 million in the year ago period.

During the six months ended June 30, 2007, the Company generated cash of $74.1 million from operations as the cash generated by the Company’s net earnings, non-cash charges and the net positive impact of changes in operating assets and liabilities, most notably accounts receivable and inventory. Cash, cash equivalents and short-term investments were $138.5 million at June 30, 2007, compared with $275.0 million at December 31, 2006, reflecting the use of $251.4 million used to purchase the Company’s common shares in connection with its second quarter “Dutch auction” tender offer.

In June 2007, the Company announced that it will divest its cleaning equipment business. In conjunction with the establishment of management’s second quarter plan to sell the cleaning equipment business, the fair value of the assets of that business was tested for impairment and, where applicable, adjusted to fair value less costs to sell. The Company determined that long-lived assets of $2.4 million were impaired and accordingly recorded a pretax charge to impairment loss on assets of discontinued businesses. The assets and liabilities, and operating results, of the business divested have been classified as discontinued operations for all periods presented.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $0.5 million and $0.8 million at June 30, 2007 and December 31, 2006, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At June 30, 2007 and December 31, 2006, the Company’s reserve for sales returns and allowances was $1.9 million and $1.8 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $10.2 million and $10.1 million at June 30, 2007 and December 31, 2006, respectively.

The Company’s inventories comprise materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current conditions, additional inventory write-downs or valuation allowances may be required and would be reflected in cost of sales in the period the revision is made.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance as of June 30, 2007 compared to a $0.7 million valuation allowance against its deferred tax assets at December 31, 2006 related to a portion of a capital loss carryforward which at that time was deemed more likely than not that it would not to be realized. The elimination of the valuation allowance during the quarter ended June 30, 2007 reflected the utilization of the capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At June 30, 2007 and December 31, 2006, the Company’s accrual for estimated future warranty costs was $2.2 million and $1.8 million, respectively.

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

Share-Based Compensation Expense Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 and July 1, 2006 was $2.7 and $4.1 million, respectively. Share-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 and July 1, 2006 was $5.8 million and $8.3 million, respectively.

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

Because share-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended July 1, 2006

The following table compares quarterly results with prior year results, as a percent of sales, for each caption.

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.3	51.5	57.2	52.4

Gross profit	42.7	48.5	42.8	47.6
Selling, general and administrative expenses	28.9	28.8	28.8	30.8
Engineering, research and development expenses	6.3	5.6	6.5	5.7

Operating income	7.5	14.2	7.5	11.2
Interest income, net	1.7	1.1	1.7	1.2
Other income, net	4.0	0.4	1.9	0.5

Income before income taxes and other items below	13.1	15.7	11.2	12.8
Income tax expense	2.9	5.3	2.8	4.3
Equity in net income of affiliates	(0.1)	(0.1)	—	(0.1)

Income from continuing operations	10.3	10.5	8.4	8.6

Effective tax rate	22.2%	33.8%	25.2%	33.6%

Net sales Net sales were $153.5 million for the three months ended June 30, 2007, down 14% compared to $179.3 million in the three months ended July 1, 2006. Sequentially, sales for the quarter were 4% lower than the first quarter of fiscal 2007. Net sales for the first six months of fiscal 2007 were $313.1 million, down 7% from $335.7 million in the comparable year-ago period.

On a geographic basis, total sales to North America were 25%, Asia Pacific (excluding Japan) 35%, Europe 15% and Japan 25% for the second quarter. Net sales for the three months and six months ended June 30, 2007 included favorable foreign currency effects in the amounts of $0.7 million and $1.4 million, respectively. This reflected the strengthening of certain international currencies versus the U.S. dollar, most notably the Euro, which was partially offset by weakness in the Japanese yen versus the U.S. dollar.

Demand drivers for the Company’s business primarily are comprised of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Both unit-driven and capital-driven sales in the second quarter decreased as compared with the first quarter of 2007 and the comparable period in 2006. Semiconductor device maker customers increased chip production during the quarter, while slowing their orders for certain capital equipment. For the Company’s non-semi-related customers, which accounted for about 20% of second quarter sales, production of data storage components was seasonally slow, and flat panel display was slow to recover from the softness of earlier in the year.

By product type, sales of unit driven products represented 60% of sales and capital-driven products represented 40% of total sales in the quarter ended June 30, 2007. This compared to a 58%/42% unit-driven vs. capital-driven split both for the second quarter of 2006 and the three months ended March 31, 2007, indicating a consistent pattern of demand within the industry over the past twelve months.

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

As noted, unit-driven product sales were 60% of quarter sales and declined modestly from the first quarter of 2007 as anticipated. Among unit-driven products, consumable liquid filter sales reflected increased utilization and production levels at semiconductor customers, which offset softer sales of these products to non-semi customers. Sales of wafer shippers, after strong growth in Q1, saw a modest decline in sales for 200mm wafer shippers. Sales of 300mm FOSB wafer shipper product were modest in the second quarter. Sales of other unit-driven products such as data storage shippers were lower, reflecting the seasonality of this business.

Sales of capital-driven products represented 40% of second quarter sales. Sales of liquid systems products declined in the second quarter due to fewer facility buildout projects and lower track tool shipments. Sales of wafer process carriers and FOUPs grew sequentially in the quarter, but trailed sales from the year-ago period. Sales of other capital-driven products, such as gas microcontamination products, were strong during the period.

Gross profit Gross profit for the three months ended June 30, 2007 decreased by $21.5 million to $65.5 million, a decrease of 25% from the $87.0 million for the three months ended July 1, 2006. The gross margin percentage for the second quarter of 2007 was 42.7% versus 48.5% for the three months ended July 1, 2006.

For the first six months of 2007, gross profit was $134.0 million, down 16% from $159.8 million recorded in the first six months of 2006. As a percentage of net sales, gross margins for the first six months of the year were 42.8% compared to 47.6% in the comparable period a year ago.

The gross profit declines for the three-month and six-month period were primarily due to lower utilization of the Company’s production facilities compared to the year-ago periods. Production volumes were considerably lower in 2007 as the Company sold inventory on hand to satisfy customer demand. Prices for raw materials were relatively stable on a sequential quarter basis and year-over-year basis. Gross margin in the second quarter also was affected by approximately $0.4 million in transition costs such as travel, sampling and customer qualification costs related to the transfer of three product lines from U.S. facilities to the Company’s facility in Kulim, Malaysia.

Costs of $(0.1) million and $0.3 million, respectively, were associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan and reduced gross profit in the three-month and six-month periods ended June 30, 2007. The comparable cost figures in 2006 for the second quarter and year-to-date were $0.2 million and $2.3 million, respectively. Offsetting these charges to the 2006 gross profit was a gain of $0.7 million on the sale of a facility during the second quarter.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $7.2 million, or 14%, to $44.3 million in the three months ended June 30, 2007, down from $51.6 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, rose to 28.9% from 28.8% a year earlier. On a year-to-year basis, SG&A expenses fell by $13.0 million, or 13% to $90.3 million compared to $103.3 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, fell to 28.8% from 30.8% a year ago.

The decrease in SG&A costs reflects the lower SG&A expenses incurred by the Company in connection with the integration activities associated with the Mykrolis merger and other realignment activities, as well as the benefit of the combination of various sales, marketing and other corporate functions put in place during 2006. Integration costs were $0.8 million and $2.7 million, respectively, in the three months and six months ended June 30, 2007 compared to $2.8 million and $6.4 million, respectively, for the comparable periods ended July 1, 2006. The costs included in this category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. The year-over-year decrease in SG&A expenses also includes a decline in incremental share-based compensation expense of $2.2 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses fell by $0.3 million, or 3%, to $9.7 million in the second quarter of fiscal 2007 as compared to $10.0 million for the same period in fiscal 2006. ER&D expenses increased $1.2 million, or 6%, to $20.2 million in the first six months of 2007 as compared to $19.0 million in the year-ago six-month period. Year-to-date ER&D expenses, as a percent of net sales, increased to 6.5% from 5.7%. The year-to-date increase reflected higher product sampling costs as the Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income was $2.6 million in the three months ended June 30, 2007 compared to $1.9 million in the year-ago period. Net interest income was $5.4 million in the first six months of 2007 compared to $3.9 million in year-ago period. The increases reflect the higher rates of interest available on the Company’s investments in short-term debt securities as well as the higher average net invested balance compared to the year-ago period. The Company expects to report lower interest income over the remainder of 2007 as its cash available for investment was significantly reduced by the funding of the Company’s repurchase of its common shares during the second quarter.

Other income Other income in the three-month and six-month periods ended June 30, 2007 includes a gain of $6.1 million on the sale of the Company’s interest in a privately-held equity investment accounted for using the cost method. Proceeds from the sale totaled $6.6 million.

Income tax expense The Company recorded income tax expense of $4.5 million for the second quarter of 2007 compared to income tax expense of $9.5 million for the second quarter a year earlier. For the first six months of 2007, the Company booked income tax expense of $8.8 million compared to income tax expense of $14.5 million in the comparable period in fiscal 2006.

The year-to-date effective tax rate was 25.2% in 2007 compared to 33.6% in 2006 period. In both periods, the Company’s tax rate was lower than statutory rates due to the benefits associated with export activities and tax holidays. The 2007 effective tax rate was also lower due to legislation in Germany that provides the Company a corporate income tax refund of $0.8 million.

Discontinued operations

The Company’s businesses classified as discontinued operations recorded a net losses of $1.0 million and $1.1 million, net of taxes, in the three-month and six-month periods ended June 30, 2007. These results included nominal operating loss, a pre-tax impairment charge of $2.4 million recorded in the second quarter associated with write-downs of long-lived assets to fair value less cost to sell and a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment.

The year-to-date results of income from discontinued operations in 2006 included a tax benefit of $1.6 million recorded in the first quarter related to the change in the Company’s deferred tax asset valuation allowance. The change in the valuation allowance resulted from the settlement of negotiations regarding the terms of sale of a discontinued operation which established the characterization of certain gains and losses.

Net income The Company recorded net income of $14.8 million, or $0.11 per diluted share, in the three-month period ended June 30, 2007 compared to net income of $18.2 million, or $0.13 per diluted share, in the three-month period ended July 1, 2006. The net earnings from continuing operations for the three-month period were $15.8 million, or $0.12 per diluted share, compared to net income of $18.8 million, or $0.13 per diluted share, in the year ago period. Included in net earnings for the current quarter was other income of $6.1 million ($3.8 million after taxes, or $0.03 per diluted share) related to the sale of one of the Company’s equity investments.

For the six months ended June 30, 2007, the Company recorded net income of $25.2 million, or $0.19 per diluted share, compared to net income of $29.5 million, or $0.21 per diluted share, in the comparable period a year ago. The net earnings from continuing operations for the six-month period were $26.2 million, or $0.20 per diluted share, compared to net income of $28.8 million, or $0.20 per diluted share, in the year ago period. As noted above, the results in 2007 include an after-tax gain of $3.8 million, or $0.03 per diluted share, related to the sale of one of the Company’s equity investments. The after-tax earnings of discontinued operations in the first quarter of 2006 included the tax benefit of $1.6 million associated with a decrease in the company’s deferred tax asset valuation allowance described above.

Liquidity and Capital Resources

Operating activities Cash provided by operating activities totaled $74.1 million in the six months ended June 30, 2007. Cash flow from operations was provided by the Company’s net earnings of $25.2 million and various non-cash charges, including depreciation and amortization of $21.5 million, and share-based compensation expense of $5.8 million. Also adding to operating cash flow was the net positive impact of changes in operating assets and liabilities, most notably accounts receivable.

Accounts receivable, net of foreign currency translation adjustments, decreased by $24.1 million, reflecting an improvement in the Company’s days sales outstanding which stood at 61 days compared to 70 days at the beginning of the period and 66 days at the end of the first quarter. Inventories declined by $12.9 million from December 31, 2006 due to reduced production activity and improved inventory management.

Working capital at June 30, 2007 stood at $275.4 million, down from $463.6 million as of December 31, 2006, and included $138.5 million in cash, cash equivalents and short-term investments.

Accounts payable and accrued expenses were $11.1 million lower than reported at December 31, 2006, mainly reflecting the payment of last year’s incentive compensation as well as lower accounts payable associated with reduced production activity.

Investing activities Cash flow provided by investing activities totaled $105.6 million in the six-month period ended June 30, 2007. Acquisition of property and equipment totaled $15.2 million, primarily for additions related to the facility expansion in Malaysia, manufacturing equipment, tooling and information systems. The Company expects total capital expenditures of approximately $30 million for calendar 2007.

The company had maturities from short-term investments, net of proceeds, of $119.1 million during the period. Short-term investments stood at $2.0 million at June 30, 2007.

Financing activities Cash used in financing activities totaled $197.1 million during the six-month period ended June 30, 2007. The Company made payments of $0.2 million on borrowings. Proceeds from short-term borrowings received during the quarter were $25.0 million. The Company received proceeds of $27.3 million in connection with common shares issued under the Company’s stock option and stock purchase plans. As described below, Company repurchased and retired $251.4 million of common stock during the quarter.

As of June 30, 2007, the Company’s sources of available funds comprised $136.5 million in cash and cash equivalents, $2.0 million in short-term investments, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement with one domestic commercial bank with aggregate borrowing capacity of $85 million, with borrowings outstanding at June 30, 2007 in the amount of $25.0 million. The Company also has a line of credit with one international bank that provides for borrowings of currencies for one of the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $2.9 million. There were no borrowings outstanding on this line of credit at June 30, 2007.

In May 2007, the Company’s Board of Directors authorized a share repurchase program to acquire up to $250 million of the Company’s stock. In a modified “Dutch Auction” tender offer completed in June 2007, the Company purchased 21.1 million shares of its common stock at a price of $11.80 per share, plus costs to acquire the shares, for a total cash outlay of approximately $251.4 million. Following the completion of this tender offer, the Company had approximately 115.7 million shares of common stock outstanding.

During the quarter ended June 30, 2007, the Company’s executed a new unsecured revolving credit agreement, which expires in June 2010, allows for aggregate borrowings of up to $85 million with interest at LIBOR rates plus an incremental factor ranging from 0.75% to 1.25% based on the current funded debt to EBITDA ratio (as defined therein). Under the unsecured revolving credit agreement, of which $25 million is a one-year term note, the Company is prohibited from paying cash dividends. The Company is also subject to, and is in compliance with, certain financial covenants including a leverage ratio of funded debt to EBITDA (as defined therein) of not more than 3.00 to 1.00. In addition, the Company must maintain consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $50 million.

At June 30, 2007, the Company’s shareholders’ equity stood at $825.7 million, down 19% from $1,016.0 million at the beginning of the period. The main decrease is a result of the repurchase and retirement of $251.4 million of the Company’s stock during the quarter. This was offset partially by the Company’s net earnings of $25.2 million, the proceeds of $27.3 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $5.8 million associated with the Company’s share-based compensation expense recorded during the period.

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

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) inability to meet customer demands associated with semiconductor industry spending; (ii) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (iii) insufficient, excess or obsolete inventory; (iv) competitive factors, including but not limited to pricing pressures; and (v) the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, “International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at June 30, 2007 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.7 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 30, 2007, the Company was party to forward contracts to deliver Korean won, Chinese yuan, Malaysian ringgits, Japanese yen, Taiwanese dollars, Singapore dollars and Euros with notional values of approximately $1.0 million, $1.2 million, $16.0 million, $12.0 million, $6.0 million, $4.6 million and $1.6 million, respectively.

During the first quarter of 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matures on November 30, 2007. This swap effectively hedges a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, during the six months ended June 30, 2007, a $0.4 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate is recorded as a charge in other comprehensive income and offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. The Company recorded $0.2 million in interest income during the six months ended June 30, 2007 in connection with the cross currency interest rate swap.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in internal control over financial reporting. As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on March 16, 2007, in connection with the Company’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting as of December 31, 2006 related to income taxes. Our policies and procedures did not provide for effective oversight and review of our accounting for income taxes. Specifically, our policies and procedures did not include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that our accounting for income taxes, including accounting for income taxes associated with acquisitions made by the Company, was in accordance with generally accepted accounting principles. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by COSO. The Company’s registered independent public accounting firm concurred with management’s conclusion as to this material weakness as of December 31, 2006.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of June 30, 2007.

As previously disclosed, on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by certain fluid separation systems and related assemblies used in photolithography applications manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of any infringing product. On April 30, 2004, the Court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On January 18, 2005, the Court issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005, based on certain prior art cited by Pall which it alleged raised questions as to the validity of the patents in suit. On February 17, 2005, the Company filed notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt and the award of attorneys’ fees. On June 13, 2007 the Court of Appeals issued an opinion dismissing Pall’s appeal for lack of jurisdiction and affirming the District Court’s order dissolving the preliminary injunction.

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

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by one of the Company’s gas filtration products and by the packaging for certain of the Company’s liquid filtration products. Both products and their predecessor products have been on the market for a number of years. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the discovery stage.

On May, 4, 2007 Pall Corporation filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges that certain of the Company’s point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents. Pall’s action, which relates only to the U.S., asserts that “on information and belief” the Company’s Impact 2 and Impact Plus point-of-use photoresist filters infringe a patent issued to Pall on March 27, 2007, as well as three older patents. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the preliminary stage.

Item 2. Purchases of Equity Securities by the Company

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the six months ended June 30, 2007.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 2007	21,110,598	$11.80	(2)	21,110,598	$0
Total	21,110,598	$11.80		21,110,598	$0

(1)	The Company announced on May 10, 2007 a plan to repurchase up to $250,000,000 of its outstanding common stock over a one-month period beginning May 11, 2007 and expiring on June 8, 2007 by the use of a modified “Dutch Auction” tender offer.
(2)	Based on an average purchase price of $11.80 per share for shares received pursuant to the tender offer agreement, calculated as of June 8, 2007.
(3)	The plan expired on June 8, 2007 and there are no additional shares that may be purchased under the plan.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on May 9, 2007. The only item submitted to the vote of security holders at that meeting was the election of ten nominees as directors each to serve for a one year term expiring at the 2008 Annual Meeting of Stockholders. As of the record date for this meeting, March 23, 2007, there were 134,456,633 shares of the Company’s Common Stock issued and outstanding; proxies representing 128,891,110 shares were received. Set forth below is a tabulation of the votes cast for, against or withheld as well as broker non-votes and/or abstentions with respect to each nominee:

Nominee	For	Withheld	Abstention/Non Votes
Gideon Argov	121,455,699	7,435,411
Michael A. Bradley	127,144,842	1,746,268
Michael P.C. Carns	124,042,086	4,849,024
Daniel W. Christman	127,336,914	1,554,196
James E. Dauwalter	124,045,097	4,846,013
Gary F. Klingl	127,322,148	1,568,962
Roger D. McDaniel	124,022,369	4,868,741
Paul L.H. Olson	126,223,834	2,667,276
Thomas O. Pyle	127,326,666	1,564,444
Brian F. Sullivan	127,405,771	1,487,339

Item 6. Exhibits

10.1	Credit Agreement dated as of June 8, 2007, by and among Entegris, Inc., Wells Fargo Bank NA as agent, and the other banks party thereto.

10.2	Entegris, Inc. 2007 Deferred Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: August 3, 2007	/s/ Gregory B. Graves
Gregory B. Graves
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)