Form 10-Q
period 2007-09-29
ENTEGRIS INC
filed 2007-11-01
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 29, 2007	Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant's Telephone Number (952) 556-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 30, 2007
Common Stock, $0.01 Par Value	115,524,934

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2007

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 29, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$125,873	$154,806
Short-term investments	—	120,168
Trade accounts and notes receivable, net of allowance for doubtful accounts of $552 and $822	103,794	127,396
Inventories	81,148	93,426
Deferred tax assets	44,435	45,149
Assets of discontinued operations and assets held for sale	7,251	7,903
Other current assets	7,301	7,473

Total current assets	369,802	556,321

Property, plant and equipment, net of accumulated depreciation of $206,691 and $188,252	125,277	120,987

Other assets:
Goodwill	407,383	394,531
Other intangible assets, net	81,405	68,877
Deferred tax assets	7,105	5,157
Other	21,124	11,745

Total assets	$1,012,096	$1,157,618

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt	$25,409	$401
Accounts payable	22,027	24,952
Accrued liabilities	50,210	56,479
Income taxes payable	2,769	10,025
Liabilities of discontinued operations	4,446	842

Total current liabilities	104,861	92,699

Long-term debt, less current maturities	12,672	2,995
Pension benefit obligation and other liabilities	20,873	20,356
Deferred tax liabilities and noncurrent income taxes payable	26,300	25,588

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, par value $0.01; 400,000,000 shares authorized; issued and outstanding shares: 115,516,435 and 132,770,676	1,155	1,328
Additional paid-in capital	705,464	793,058
Prepaid forward contract for share repurchase	—	(5,000)
Retained earnings	135,985	228,936
Accumulated other comprehensive income (loss)	4,786	(2,342)

Total shareholders’ equity	847,390	1,015,980

Total liabilities and shareholders’ equity	$1,012,096	$1,157,618

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$151,811	$169,880	$464,890	$505,582
Cost of sales	86,301	94,042	265,378	269,935

Gross profit	65,510	75,838	199,512	235,647
Selling, general and administrative expenses	43,983	43,284	134,244	146,534
Engineering, research and development expenses	9,409	9,651	29,622	28,670

Operating income	12,118	22,903	35,646	60,443
Interest income, net	(140)	(2,846)	(5,516)	(6,765)
Other expense (income), net	53	(702)	(5,997)	(2,296)

Income before income taxes and other items below	12,205	26,451	47,159	69,504
Income tax expense	3,156	8,526	11,970	22,986
Equity in net loss (income) of affiliates	96	(93)	(8)	(288)

Net income from continuing operations	8,953	18,018	35,197	46,806
(Loss) income from discontinued operations, net of taxes	(536)	(197)	(651)	561
Impairment loss on assets of discontinued operations, net of taxes	—	—	(969)	—

Total discontinued operations, net of taxes	(536)	(197)	(1,620)	561

Net income	$8,417	$17,821	$33,577	$47,367

Basic earnings (loss) per common share:
Continuing operations	$0.08	$0.13	$0.28	$0.34
Discontinued operations	—	—	(0.01)	—
Net income	0.07	0.13	0.27	0.35

Diluted earnings (loss) per common share:
Continuing operations	$0.08	$0.13	$0.28	$0.33
Discontinued operations	—	—	(0.01)	—
Net income	0.07	0.13	0.26	0.34

Weighted shares outstanding:
Basic	114,333	135,538	125,251	136,624
Diluted	116,415	138,921	127,980	139,981

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid Forward Contract for Share Repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income
Balance at December 31, 2005	136,044	$1,360	$809,012	$—	$206,936	$(4,489)	$1,012,819
Shares issued under employee stock plans	4,461	46	13,129	—	—	—	13,175
Stock-based compensation expense	—	—	11,745	—	—	—	11,745
Repurchase in process, and repurchase and retirement of common stock	(7,653)	(77)	(46,174)	(5,000)	(48,749)	—	(100,000)
Tax benefit associated with stock plans	—	—	640	—	—	—	640
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	338	338	$338
Foreign currency translation adjustments	—	—	—	—	—	1,819	1,819	1,819
Net income	—	—	—	—	47,367	—	47,367	47,367

Total comprehensive income								$49,524

Balance at September 30, 2006	132,852	$1,329	$788,352	$(5,000)	$205,554	$(2,332)	$987,903

Balance at December 31, 2006	132,771	$1,328	$793,058	$(5,000)	$228,936	$(2,342)	$1,015,980
Adoption of FIN No. 48	—	—	—	—	1,110	—	1,110

Adjusted beginning balance	132,771	1,328	793,058	(5,000)	230,046	(2,342)	1,017,090
Shares issued under stock option plans	4,277	42	28,674	—	—	—	28,716
Stock-based compensation expense	—	—	8,453	—	—	—	8,453
Repurchase and retirement of common stock	(21,532)	(215)	(129,156)	5,000	(127,638)	—	(252,009)
Tax benefit associated with stock plans	—	—	4,435	—	—	—	4,435
Other, net of tax	—	—	—	—	—	(563)	(563)	$69
Foreign currency translation adjustments	—	—	—	—	—	7,691	7,691	7,691
Net income	—	—	—	—	33,577	—	33,577	33,577

Total comprehensive income								$41,337

Balance at September 29, 2007	115,516	$1,155	$705,464	$—	$135,985	$4,786	$847,390

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine months ended
	September 29, 2007	September 30, 2006
Operating activities:
Net income	$33,577	$47,367
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	1,620	(561)
Depreciation and amortization	32,594	32,442
Share-based compensation expense	8,453	11,745
Impairment of property and equipment	394	—
Provision for doubtful accounts	(226)	447
Provision for deferred income taxes	1,227	1,087
Excess tax benefit from employee stock plans	(2,645)	(1,794)
Charge for fair value mark-up of acquired inventory sold	736	—
Equity in net earnings of affiliates	(8)	(288)
Gain on sale of property and equipment	(95)	(1,776)
Gain on sale of equity investments	(6,068)	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	26,042	(18,225)
Inventories	15,069	(34,237)
Accounts payable and accrued liabilities	(10,170)	(16,248)
Other current assets	13	4,016
Income taxes payable	(1,248)	17,460
Other	(76)	4,658

Net cash provided by operating activities	99,189	46,093

Investing activities:
Acquisition of property and equipment	(21,435)	(20,560)
Acquisition of business	(41,844)	—
Proceeds from sale of property and equipment	2,017	3,841
Proceeds from sale of equity investments	6,568	—
Purchases of equity investments	(6,126)	—
Purchases of short-term investments	(269,822)	(110,908)
Proceeds from sale or maturities of short-term investments	390,915	132,472
Other	(4,926)	(862)

Net cash provided by investing activities	55,347	3,983

Financing activities:
Principal payments on short-term borrowings and long-term debt	(27,315)	(2,859)
Proceeds from short-term borrowings	62,000	—
Repurchase and retirement of common stock	(252,009)	(100,000)
Issuance of common stock	28,716	13,175
Excess tax benefit from employee stock plans	2,645	1,794

Net cash used in financing activities	(185,963)	(87,890)

Discontinued operations:
Net cash (used in) provided by operating activities	(1,076)	1,061
Net cash provided by investing activities	—	13,109

Net cash (used in) provided by discontinued operations	(1,076)	14,170

Effect of exchange rate changes on cash and cash equivalents	3,570	(462)

Decrease in cash and cash equivalents	(28,933)	(24,106)
Cash and cash equivalents at beginning of period	154,806	142,838

Cash and cash equivalents at end of period	$125,873	$118,732

See the accompanying notes to condensed consolidated financial statements.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of September 29, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 29, 2007 and September 30, 2006, and shareholders’ equity and comprehensive income, and cash flows for the three and nine months ended September 29, 2007 and September 30, 2006.

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

Certain amounts reported in previous years, primarily related to discontinued operations, have been reclassified to conform to the current year’s presentation.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITION

On August 16, 2007, Entegris acquired the business and certain of the assets of the specialty coatings business of Surmet Corporation, a privately-held company located in Burlington, Mass. This specialty coatings business develops and applies proprietary low temperature high-purity coatings to critical wafer handling components used in ion implant operations as well as to other critical components used in semiconductor manufacturing

The purchase price was $41.8 million in cash, including transaction costs of $0.1 million; additional consideration of $4.0 million may also be due to the seller if certain financial metrics related to calendar 2007 results are met. This acquisition was accounted for under the purchase method of accounting and the results of operations of this specialty coatings business are included in our consolidated and combined financial statements since August 16, 2007. Pro forma results are not included since this acquisition does not constitute a material business combination.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

(In thousands):
Inventory	$1,478
Equipment	600
Other intangible assets	26,200
Goodwill	13,566

Total assets acquired	$41,844

The amount allocated to acquired inventories above replacement cost was $0.8 million. Accordingly, the results of operations for the three months ended September 29, 2007 include an incremental charge of $0.7 million in cost of sales, with the remainder to be recorded in the fourth quarter.

The $26,200 of other intangible assets included $16,100 of customer relationships (12-year economic consumption life), $10,000 developed technologies (12-year economic consumption life), and $100 of non-competition agreements (5-year economic consumption life). These intangible assets were valued at fair value as determined by the Company with the assistance of an independent valuation specialist.

The goodwill recorded in connection with the acquisition will not be amortized, but is deductible for tax purposes. The goodwill is expected to be realized through the benefits of cost-saving synergies associated with the leveraging of the Company’s manufacturing and administrative functions as well as the enhancement of sales and marketing efforts through the Company’s expanded global sales and distribution network and product offerings.

3. DISCONTINUED OPERATIONS

In June 2007, the Company announced its intent to divest its cleaning equipment business. This divestiture is expected to be completed no later than June 2008. The cleaning equipment business sells precision cleaning systems to semiconductor and hard disk drive customers for use in their manufacturing operations. In conjunction with the establishment of management’s plan to sell the cleaning equipment business, the fair value of the assets of that business was tested for impairment and, where applicable, adjusted to fair value less costs to sell. The Company determined that long-lived assets of $2.4 million were impaired and accordingly recorded a pretax charge to “Impairment loss on assets of discontinued operations” in the second quarter of 2007. The assets and liabilities of the cleaning equipment business have been classified as “Assets of discontinued operations and assets held for sale” and “Liabilities of discontinued operations” in the accompanying consolidated balance sheet.

In February 2006, the Company sold the assets of its gas delivery product line for $15.0 million. The gas delivery products include mass flow controllers, pressure controllers and vacuum gauges that are used by customers in manufacturing operations to measure and control process gas flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. After adjustments for severance, sublease payments and closing costs, the net proceeds of the sale totaled $13.1 million. As part of the purchase accounting allocation of the August 2005 acquisition of Mykrolis Corporation (Mykrolis), the fair value of the assets of the gas delivery product line were classified as assets held for sale as of the date of the acquisition. Accordingly, the Company adjusted its purchase price allocation related to the assets of the gas delivery product line and did not recognize a gain or loss from the sale.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the cleaning equipment business and gas delivery product lines for all periods presented. The summary of operating results from discontinued operations is as follows:

	Three months ended		Nine months ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$874	$1,382	$4,404	$7,446

Loss from discontinued operations, before income taxes	$(859)	$(317)	$(3,467)	$(1,672)
Income tax benefit	323	120	1,847	2,233

(Loss) income from discontinued operations, net of taxes	$(536)	$(197)	$(1,620)	$561

Net assets of discontinued operations at September 29, 2007 consisted of the following:

(In thousands)	September 29, 2007
Accounts receivable	$2,662
Inventory	3,003
Assets held for sale	1,586

Total assets	7,251
Current liabilities	4,309
Liabilities associated with assets held for sale	137

Total liabilities	4,446

Net assets of discontinued operations	$2,805

The results of discontinued operations for the nine months ended September 29, 2007 included a pre-tax impairment charge of $2.4 million recorded in the second quarter associated with write-downs of long-lived assets to fair value less cost to sell associated with the exit from the cleaning equipment business. Results of discontinued operations also included a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward from a previously discontinued business to offset a portion of the capital gain on the sale of an equity investment.

The results of discontinued operations for the nine months ended September 30, 2006 included a tax benefit of $1.6 million related to the change in the deferred tax asset valuation allowance. The change in the valuation allowance resulted from the settlement of negotiations regarding the terms of sale of a discontinued operation which established the characterization of certain gains and losses.

4. DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of 2007, the Company entered into a 10-month Japanese yen-based cross-currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and U.S. $20 million that matures on November 30, 2007. This swap effectively hedges a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month Japanese and three-month

U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, for the nine months ended September 29, 2007, a $0.9 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate was recorded as a charge to “Cumulative translation adjustment” in shareholders’ equity to offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. In addition, the Company recorded $0.3 million and $0.6 million in interest income during the three-month and nine-month periods ended September 29, 2007 in connection with the cross currency interest rate swap.

5. INVENTORIES

Inventories consisted of the following:

(In thousands):	September 29, 2007	December 31, 2006
Raw materials	$23,130	$30,679
Work-in process	4,483	4,019
Finished goods	52,544	58,032
Supplies	991	696

Total inventories	$81,148	$93,426

6. INTANGIBLE ASSETS AND GOODWILL

As of September 29, 2007, goodwill amounted to approximately $407.4 million, an increase of $12.9 million from December 31, 2006. The increase relates primarily to business acquisition completed in August 2007 as described in Note 2. The increase was partially offset by changes associated with various tax-related purchase price adjustments related to the Mykrolis acquisition completed in August 2005 and by the allocation of goodwill to the discontinued cleaning equipment business as described in Note 3.

The changes to the carrying amount of goodwill for the nine months ended September 29, 2007 were as follows:

(In thousands)	Nine months ended September 29, 2007
Beginning of period	$394,531
Acquisition of specialty coatings business	13,566
Adjustment to Mykrolis purchase price allocation	(411)
Impairment of goodwill associated with assets held for sale	(408)
Foreign currency translation adjustment	105

End of period	$407,383

Other intangible assets, net of amortization, of approximately $81.4 million as of September 29, 2007 are being amortized over useful lives ranging from 2 to 10 years and are as follows:

	As of September 29, 2007
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$12,807	$5,048
Unpatented technology	8,139	5,152	2,987
Developed technology	48,500	18,561	29,939
Trademarks and trade names	9,000	4,937	4,063
Customer relationships	44,100	6,749	37,351
Employment and noncompete agreements	4,068	3,619	449
Other	4,357	2,789	1,568

	$136,019	$54,614	$81,405

	As of December 31, 2006
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$11,228	$6,627
Unpatented technology	8,139	4,542	3,597
Developed technology	38,500	12,020	26,480
Trademarks and trade names	9,000	3,212	5,788
Customer relationships	28,000	4,303	23,697
Employment and noncompete agreements	3,968	3,439	529
Other	4,329	2,170	2,159

	$109,791	$40,914	$68,877

Aggregate amortization expense for the three-month and nine-month periods ended September 29, 2007 amounted to $4.7 million and $13.7 million, respectively. Estimated amortization expense for calendar years 2007 to 2011 and thereafter is approximately $18.4 million, $17.7 million, $15.2 million, $9.9 million, $6.4 million and $27.5 million, respectively.

7. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by warranties for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and nine-month periods ended September 29, 2007 and September 30, 2006:

	Three months ended		Nine months ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance at beginning of period	$2,208	$1,842	$1,824	$1,795
Accrual for warranties during the period	215	707	1,381	1,776
Adjustment of unused previously recorded accruals	(283)	—	(443)	(37)
Settlements during the period	(147)	(424)	(769)	(1,409)

Balance at end of period	$1,993	$2,125	$1,993	$2,125

8. RESTRUCTURING COSTS

The Company closed its manufacturing plant located in Bad Rappenau, Germany in 2006 and relocated the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In addition, the Company moved its Bad Rappenau administrative center to Dresden, Germany. In connection with these actions, the Company incurred charges for employee severance and retention costs (generally over the employees’ required remaining term of service), and asset impairment and accelerated depreciation.

Severance and retention costs related to this closure, mainly classified as selling, general and administrative expense (income), totaled $(0.1) million and $3.8 million for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. Other costs of $0.4 million and $0.9 million related to fixed asset write-offs and accelerated depreciation, classified in cost of sales, were also recorded for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively.

The Company’s facility in Bad Rappenau became available for sale during the third quarter of 2006 and was classified in “Assets held for sale” until it was sold for cash proceeds of $1.8 million in the second quarter of 2007.

For the three-month and nine-month periods ended September 29, 2007 and September 30, 2006, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Bad Rappenau restructuring activity were as follows:

	Three months ended		Nine months ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Accrued liabilities at beginning of period	$—	$1,493	$641	$568
Provision (reversal)	—	374	(145)	3,781
Payments	—	(1,345)	(496)	(3,827)

Accrued liabilities at end of period	$—	$522	$—	$522

9. INCOME TAXES

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $1.1 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. After recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $11.7 million and $11.8 million as of the date of adoption and September 29, 2007 respectively. During the quarter ending September 29, 2007, there was an increase of $0.4 million in the amount of unrecognized tax benefits primarily resulting from a change in the tax effects from cross jurisdictional transactions. Included in the balance at January 1, 2007 are $9.3 million of unrecognized tax positions, the recognition of which would not affect the annual effective income tax rate. In the quarter ended September 29, 2007, the balance increased to $9.7 million. Of those tax positions at January 1, 2007, $7.0 million were estimated as part of an acquisition and would result in a decrease to goodwill should they become realizable. In the quarter ended September 29, 2007, the balance increased to $7.5 million as a result of a cross jurisdictional issue.

The Company and its subsidiaries file federal income tax returns in the U.S., as well as in various states of the U.S. and in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and, with few exceptions, is no longer subject to foreign income tax examinations, state and local or non-U.S. income tax examinations by tax authorities for years before 2001.

The German tax authorities are currently examining certain tax returns for the years 2001 through 2005. To date, there are no final adjustments.

Included in the balance of unrecognized tax benefits at January 1, 2007 are $0.8 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than any interest and penalties that may be assessed if the timing of deductibility is changed, a change in the timing of deductibility would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities to an earlier period. There were no material changes to this balance during the quarter ended September 29, 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had approximately $2.2 million accrued at January 1, 2007 for the payment of interest and penalties. During the nine-month period ended September 29, 2007, the Company recognized approximately $0.1 million in potential interest associated with uncertain tax positions.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to September 27, 2008.

The year-to-date effective tax rate was 25.4% in 2007 compared to 33.1% in the 2006 period. The Company’s tax rate was lower than statutory rates due to the benefits associated with export activities and a tax holiday. The 2007 effective tax rate was also lower due to a corporate income tax refund of $0.8 million reflecting new legislation in Germany and a $0.9 million adjustment recorded to recognize the reconciliation of the Company’s 2006 federal tax return and tax accounts.

As described in Note 15, in October 2007, the Company’s Japanese subsidiary declared a dividend of 6.8 billion yen (approximately U.S. $60 million) and will also lend 4.6 billion yen (approximately U.S. $40 million) to the Company. The resulting recharacterization of $100 million of the Japanese subsidiary’s accumulated undistributed earnings is expected to result in a fourth quarter U.S. tax benefit estimated to be approximately $10 million. The actual amount of this U.S. tax benefit is be subject to multiple variables not fully determinable until completion of fiscal 2007.

The nine-month results of loss from discontinued operations in 2007 included a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment. The year-to-date results of income from discontinued operations in 2006 included a tax benefit of $1.6 million recorded in the first quarter of 2006 related to the change in the Company’s deferred tax asset valuation allowance. The change in the valuation allowance resulted from the settlement of negotiations regarding the terms of sale of a discontinued operation, which established the characterization of certain gains and losses.

10. CREDIT AGREEMENT

During the quarter ended June 30, 2007, the Company executed a new credit agreement, which expires in June 2010, and allows for aggregate borrowings of up to $85 million with interest at LIBOR rates plus an incremental factor ranging from 0.75% to 1.25% based on the current funded debt to EBITDA ratio (as defined therein). Under the credit agreement, which includes a $60 million revolver and a $25 million one-year term note, the Company is prohibited from paying cash dividends. The Company is also subject to, and is in compliance with, certain financial covenants including a leverage ratio of funded debt to EBITDA (as defined therein) of not more than 3.00 to 1.00. In addition, the Company must maintain consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $50 million. Borrowings outstanding under the credit agreement were $35.0 million at September 29, 2007.

11. SHARE-BASED COMPENSATION EXPENSE

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). Total share-based compensation expense recorded under SFAS 123(R) for the nine months ended September 29, 2007 and September 30, 2006 was $8.6 million and $11.7 million, respectively.

Share-based payment awards in the form of restricted stock awards for 0.8 million shares and 1.1 million shares were granted to employees during the nine months ended September 29, 2007 and September 30, 2006, respectively. The awards generally vest annually over a four-year period. Compensation expense for these awards is based on the grant date fair value of the Company’s common stock and is being recognized using the straight-line single-option method based on the portion of share-based payment awards ultimately expected to vest. The weighted average grant date fair value of these share-based payment awards was $11.23 per share and $10.46 per share in 2007 and 2006, respectively.

During the nine months ended September 29, 2007 and September 30, 2006, the Company also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans for up to 0.9 million shares and 0.9 million shares, respectively.

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

For Performance Share awards granted in 2007, 50% of the shares are available to be awarded if and to the extent that two financial performance criteria for fiscal year 2007 are achieved, while the remaining 50% of the shares are available to be awarded if and to the extent that a third financial performance criteria for the three-year period including fiscal years 2007 through 2009 are achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance fails to achieve the specified performance threshold, then the performance shares are forfeited. Compensation expense to be recorded in connection with the 2007 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established. All shares earned in connection with the 2007 Performance Share awards are also subject to service conditions. Shares available upon attainment of the financial performance criteria for fiscal year 2007 vest annually over a four-year period, while shares available upon attainment of the financial performance criteria for the three-year period from fiscal years 2007 through 2009 will be cliff-vested at the end of 2009, with the final 25% vesting in 2010.

12. OTHER INCOME

Other income in the nine-month period ended September 29, 2007 includes a second-quarter gain of $6.1 million ($3.8 million after taxes) on the sale of the Company’s interest in a privately-held equity investment accounted for using the cost method. Proceeds from the sale totaled $6.6 million.

13. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic earnings per share-weighted common shares outstanding	114,333	135,538	125,251	136,624
Weighted common shares assumed upon exercise of stock options and vesting of restricted stock	2,082	3,383	2,729	3,357

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	116,415	138,921	127,980	139,981

14. SHARE REPURCHASE

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

In August 2006, the Company's Board of Directors authorized a share repurchase program of up to $150 million over the succeeding 12 to 18 months. In connection therewith, the Company entered into an Accelerated Share Repurchase Agreement (ASRA) and a Collared Accelerated Share Repurchase Agreement (CASRA) with Goldman, Sachs & Co. (GS) in August 2006 to repurchase the Company’s common stock. Under the ASRA and CASRA, the Company acquired 8.9 million shares of common stock for $100 million in 2006, leaving $50 million remaining available for repurchases pursuant to the August 2006 authorization. Under the ASRA and the CASRA, GS repurchased an equivalent number of shares in the open market from September 2006 through August 2007. Upon GS’s completion of trading in August 2007, the Company's price under the ASRA was adjusted up based on the volume-weighted average price of the stock repurchased by GS, resulting in a cash payment to GS of $0.6 million in the third quarter. Also during the third quarter, the Company received 0.4 million additional shares of common stock pursuant to the CASRA, based on the volume-weighted average price of the stock repurchased by GS.

15. SUBSEQUENT EVENT

On October 22, 2007, the Company’s Japanese subsidiary, Nihon Entegris KK (NEKK), acted to declare a dividend of 6.8 billion yen (approximately U.S. $60 million) and to lend 4.6 billion yen (approximately U.S. $40 million) to the Company. It is expected that these transactions will be completed in early November of 2007. The dividend and loan will be funded from available cash and lines of credit to be established with Japanese banks during this same time period. Prior to the declaration of the dividend, the accumulated undistributed earnings of NEKK were considered to be reinvested indefinitely as allowed by the provisions of Accounting Principles Board (APB) Opinion No. 23, Accounting for Income Taxes—Special Areas, as amended by SFAS No. 109, such that no U.S. tax effect had been provided with respect to such accumulated undistributed NEKK earnings. The dividend and loan transactions will result in a recharacterization of $100 million of NEKK’s accumulated undistributed earnings as no longer being indefinitely reinvested. This recharacterization of the NEKK accumulated undistributed earnings is expected to result in a fourth quarter U.S. tax benefit estimated to be approximately $10 million. The actual amount of this U.S. tax benefit is subject to multiple variables not fully determinable until completion of fiscal 2007.

16. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Entegris, Inc. is a leading provider of products and services that purify, protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and data storage industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers, and hard disk manufacturers which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2007 end on March 31, 2007, June 30, 2007, September 29, 2007 and December 31, 2007. Unaudited information for the three and nine months ended September 29, 2007 and the financial position as of September 29, 2007 and December 31, 2006 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three and Nine Months Ended September 29, 2007

For the three months ended September 29, 2007, net sales decreased 11% to $151.8 million from the comparable period last year, due to lower demand for certain of the Company’s products, mainly reflecting the demand drivers of the semiconductor industry. The sales comparison is positively affected by approximately $2.3 million due to the year-over-year strengthening of certain international currencies versus the U.S. dollar over the period, most notably the Euro. Sales were down 1% on a sequential basis from the second quarter of calendar 2007. Reflecting the year-over-year sales decrease, the Company reported lower gross profits and a reduced gross margin.

For the nine-month period ended September 29, 2007, net sales decreased 8% to $464.9 million from the comparable period last year. The sales comparison is positively affected by approximately $3.7 million due to the year-over-year strengthening of certain international currencies versus the U.S. dollar over the period, most notably the Euro. Mainly reflecting the year-over-year sales decrease, the Company reported lower gross profits and a reduced gross margin.

On August 16, 2007, Entegris acquired the assets of a specialty coatings business for cash consideration of $41.8 million. Additional consideration of $4.0 million may also be due to the seller if certain financial metrics related to calendar 2007 results are met. Net sales for the three-month and nine-month periods ended September 29, 2007 were positively affected by the inclusion of approximately $2.1 million in sales attributable to the acquisition.

The Company’s selling, general and administrative (SG&A) costs increased by $0.7 million and decreased by $12.3 million for the three-month and nine-month periods, respectively. The year-to-date reduction reflected lower costs incurred by the Company in connection with the integration activities associated with the merger with Mykrolis as well as the benefit of lower salaries and other costs resulting from the realignment of activities after the merger.

The Company reported income from continuing operations of $9.0 million for the three-month period compared to income from continuing operations of $18.0 million in the comparable prior year period, while income from continuing operations of $35.2 million for the nine-month period compared to income from continuing operations of $46.8 million in the year-ago period. Included in income from continuing operations in the nine-month period ended September 29, 2007 was a gain of $6.1 million on the sale of the Company’s interest in a privately-held equity investment.

During the nine months ended September 29, 2007, the Company generated cash of $99.2 million from operations as the cash generated by the Company’s net earnings, non-cash charges and the net positive impact of changes in operating assets and liabilities, most notably accounts receivable and inventory. Cash and cash equivalents were $125.9 million at September 29, 2007, compared with cash, cash equivalents and short-term investments of $275.0 million at December 31, 2006. The decline reflects the use of $251.4 million to purchase the Company’s common shares in connection with its second quarter “Dutch auction” tender offer.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $0.6 million and $0.8 million at September 29, 2007 and December 31, 2006, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At September 29, 2007 and December 31, 2006, the Company’s reserve for sales returns and allowances was $1.9 million and $1.8 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $9.6 million and $10.1 million at September 29, 2007 and December 31, 2006, respectively.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance as of September 29, 2007 compared to a $0.7 million valuation allowance against its deferred tax assets at December 31, 2006 related to a portion of a capital loss carryforward which at that time was deemed more likely than not be unrealized. The elimination of the valuation allowance during the quarter ended June 30, 2007 reflected the utilization of the capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At September 29, 2007 and December 31, 2006, the Company’s accrual for estimated future warranty costs was $2.0 million and $1.8 million, respectively.

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

Share-Based Compensation Expense Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recognized under SFAS 123(R) for the three months ended September 29, 2007 and September 30, 2006 was $2.9 and $3.4 million, respectively. Share-based compensation expense recognized under SFAS 123(R) for the nine months ended September 29, 2007 and September 30, 2006 was $8.6 million and $11.7 million, respectively.

Under SFAS 123(R), the Company must estimate the value of employee stock options and restricted stock on the date of grant. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Restricted stock and restricted stock unit awards are valued based on the Company’s stock price on the date of grant.

Because share-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 29, 2007 is based on awards ultimately expected to vest, it has been recorded net of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three and Nine Months Ended September 29, 2007 Compared to Three and Nine Months Ended September 30, 2006

The following table compares quarterly results with prior year results, as a percent of sales, for each caption.

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	55.4	57.1	53.4

Gross profit	43.2	44.6	42.9	46.6
Selling, general and administrative expenses	29.0	25.5	28.9	29.0
Engineering, research and development expenses	6.2	5.7	6.4	5.7

Operating income	8.0	13.5	7.7	12.0
Interest income, net	0.1	1.7	1.2	1.3
Other income, net	—	0.4	1.3	0.5

Income before income taxes and other items below	8.0	15.6	10.1	13.7
Income tax expense	2.1	5.0	2.6	4.5
Equity in net loss (income) of affiliates	0.1	(0.1)	—	(0.1)

Income from continuing operations	5.9	10.6	7.6	9.3

Effective tax rate	25.9%	32.2%	25.4%	33.1%

Net sales Net sales were $151.8 million for the three months ended September 29, 2007, down 11% compared to $169.9 million in the three months ended September 30, 2006. Sequentially, sales for the quarter were 1% lower than the second quarter of fiscal 2007. Sales from products of the business acquired from Surmet Corporation totaled $2.1 million for the third quarter. Net sales for the first nine months of fiscal 2007 were $464.9 million, down 8% from $505.6 million in the comparable year-ago period.

On a geographic basis, total sales to North America were 26%, Asia Pacific (excluding Japan) 37%, Europe 15% and Japan 22% for the third quarter. Net sales for the three months and nine months ended September 29, 2007 included favorable foreign currency effects in the amounts of $2.3 million and $3.7 million, respectively. This reflected the strengthening of certain international currencies versus the U.S. dollar, most notably the Euro.

Demand drivers for the Company’s business primarily are comprised of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Both unit-driven and capital-driven sales in the third quarter of 2007 decreased as compared with the third quarter of 2006. Semiconductor customers maintained relatively high production levels during the quarter, while slowing orders for certain capital equipment reflected further softening of capital spending and capacity expansion. Accordingly, unit-driven sales were up nominally, while capital-driven sales were down 5% compared to the second quarter of 2007.

By product type, sales of unit driven products represented 61% of sales and capital-driven products represented 39% of total sales in the quarter ended September 29, 2007. This compared to a 61%/39% unit-driven vs. capital-driven split both for the third quarter of 2006 and a 60%/40% ratio for the three months ended June 30, 2007, indicating a consistent pattern of demand within the industry over the past twelve months.

As noted, unit-driven product sales were 61% of third quarter sales and rose nominally from the second quarter of 2007. Among unit-driven products, consumable liquid filter and shipper product sales benefited from relatively strong production levels at semiconductor customers. Sales of 200mm wafer shippers, after strong sales in the first quarter, continued to soften as expected. Sales of other unit-driven products such as data storage shippers rebounded modestly from second quarter levels.

Sales of capital-driven products represented 39% of third quarter sales. Sales of liquid systems products and gas microcontamination declined in the third quarter due to fewer facility buildout projects. Sales of wafer process carriers and FOUPs grew sequentially in the quarter, but trailed sales from the year-ago period.

Gross profit Gross profit for the three months ended September 29, 2007 decreased by $10.3 million to $65.5 million, a decrease of 14% from the $75.8 million for the three months ended September 30, 2006. The gross margin percentage for the third quarter of 2007 was 43.2% versus 44.6% for the three months ended September 30, 2006 and 42.7% for the three months ended June 30, 2007.

For the first nine months of 2007, gross profit was $199.5 million, down 15% from $235.6 million recorded in the first nine months of 2006. As a percentage of net sales, gross margins for the first nine months of the year were 42.9% compared to 46.6% in the comparable period a year ago.

The gross profit declines for the three-month and nine-month periods were primarily due to lower utilization of the Company’s production facilities compared to the year-ago periods. Production volumes were considerably lower in 2007 as the Company sold inventory on hand to satisfy customer demand, particularly in the first half of the year. Prices for raw materials were relatively stable on a sequential quarter basis and year-over-year basis.

Gross margin for the three-month and nine-month periods also was affected by approximately $1.0 million and $1.5 million, respectively, in transition costs such as travel, sampling and customer qualification costs related to the transfer of four product lines from U.S. facilities to the Company’s facility in Kulim, Malaysia.

The gross margin percentage figure for the three months ended September 29, 2007 included a $0.7 million incremental cost of sales charge associated with the fair market value write-up of inventory acquired in the purchase of the assets of the high-purity semiconductor coatings business of Surmet Corporation. The inventory write-up was recorded as part of the purchase price allocation and is charged to cost of sales over inventory turns of the acquired inventory.

Costs of $0.3 million were associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan and reduced gross profit in the nine-month period ended September 29, 2007. The figures in 2006 for the third quarter and year-to-date were $0.2 million and $2.5 million, respectively. Offsetting these charges to the 2006 gross profit was a gain of $0.7 million on the sale of a facility during the second quarter.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $0.7 million, or 2%, to $44.0 million in the three months ended September 29, 2007, up from $43.3 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, rose to 29.0% from 25.5% a year earlier. On a year-to-year basis, SG&A expenses fell by $12.3 million, or 8% to $134.2 million compared to $146.5 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, fell to 28.9% from 29.0% a year ago.

The year-over-year decrease in SG&A costs reflects the lower SG&A expenses incurred by the Company in connection with the integration activities associated with the Mykrolis merger and other realignment activities, as well as the benefit of the combination of various sales, marketing and other corporate functions put in place during 2006. Integration costs were $(0.1) million and $2.6 million, respectively, in the three months and nine months ended September 29, 2007 compared to $0.8 million and $7.2 million, respectively, for the comparable periods ended September 30, 2006. The costs included in this category generally relate to expenses incurred to integrate Mykrolis’ operations and systems into the Company’s pre-existing operations and systems. These costs include, but are not limited to, the integration of information systems, employee benefits and compensation, accounting/finance, tax, treasury, risk management, compliance, administrative services, sales and marketing and other functions and includes severance and retention costs. The year-over-year decrease in SG&A expenses also includes a decline in incremental share-based compensation expense of $2.7 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses fell 3% to $9.4 million in the third quarter of fiscal 2007 as compared to $9.7 million for the same period in fiscal 2006. ER&D expenses increased 3% to $29.6 million in the first nine months of 2007 as compared to $28.7 million in the year-ago nine-month period. Year-to-date ER&D expenses, as a percent of net sales, increased to 6.4% from 5.7%. The year-to-date increase reflected higher product sampling costs as the Company continued to focus on the support of current product lines, and the development of new products and manufacturing technologies.

Interest income, net Net interest income was $0.1 million in the three months ended September 29, 2007 compared to $2.8 million in the year-ago period. Net interest income was $5.5 million in the first nine months of 2007 compared to $6.8 million in year-ago period. The third quarter decrease in interest income is the result of lower investment balances related to the Company’s use of cash to repurchase of its common shares during the second quarter.

Other income Other income in the nine-month period ended September 29, 2007 includes a second-quarter gain of $6.1 million on the sale of the Company’s interest in a privately-held equity investment accounted for using the cost method. Proceeds from the sale totaled $6.6 million.

Income tax expense The Company recorded income tax expense of $3.2 million for the third quarter of 2007 compared to income tax expense of $8.5 million for the third quarter a year earlier. For the first nine months of 2007, the Company booked income tax expense of $12.0 million compared to income tax expense of $23.0 million in the comparable period in fiscal 2006.

The year-to-date effective tax rate was 25.4% in 2007 compared to 33.1% in 2006 period. In both periods, the Company’s tax rate was lower than statutory rates due to the benefits associated with export activities and tax holidays. The 2007 effective tax rate was also lower due to a corporate income tax refund of $0.8 million reflecting new legislation in Germany and a $0.9 million adjustment recorded to recognize the reconciliation of the Company’s 2006 federal tax return and tax accounts.

In October 2007, the Company’s Japanese subsidiary declared a dividend of 6.8 billion yen (approximately U.S. $60 million) and will also lend 4.6 billion yen (approximately U.S. $40 million) to the Company. The resulting recharacterization of $100 million of the Japanese subsidiary’s accumulated undistributed earnings is expected to result in a fourth quarter U.S. tax benefit estimated to be approximately $10 million. The actual amount of this U.S. tax benefit is be subject to multiple variables not fully determinable until completion of fiscal 2007.

Discontinued operations

The Company’s businesses classified as discontinued operations recorded a net losses of $0.5 million and $1.6 million, net of taxes, in the three-month and nine-month periods ended September 29, 2007. These results included an operating loss, a pre-tax impairment charge of $2.4 million recorded in the second quarter associated with write-downs of long-lived assets to fair value less cost to sell and a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment.

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

Net income The Company recorded net income of $8.4 million, or $0.07 per diluted share, in the three-month period ended September 29, 2007 compared to net income of $17.8 million, or $0.13 per diluted share, in the three-month period ended September 30, 2006. The net earnings from continuing operations for the three-month period were $9.0 million, or $0.08 per diluted share, compared to net income of $18.0 million, or $0.13 per diluted share, in the year ago period.

For the nine months ended September 29, 2007, the Company recorded net income of $33.6 million, or $0.26 per diluted share, compared to net income of $47.4 million, or $0.34 per diluted share, in the comparable period a year ago. The net earnings from continuing operations for the nine-month period were $35.2 million, or $0.28 per diluted share, compared to net income of $46.8 million, or $0.33 per diluted share, in the year ago period. Included in the 2007 results was other income of $6.1 million ($3.8 million after taxes, or $0.03 per diluted share) related to the sale of one of the Company’s equity investments. The after-tax earnings of discontinued operations in the first quarter of 2006 included the tax benefit of $1.6 million associated with a decrease in the company’s deferred tax asset valuation allowance described above.

Liquidity and Capital Resources

Operating activities Cash provided by operating activities totaled $99.2 million in the nine months ended September 29, 2007. Cash flow from operations was provided by the Company’s net earnings of $33.6 million and various non-cash charges, including depreciation and amortization of $32.6 million, and share-based compensation expense of $8.5 million. Also adding to operating cash flow was the net positive impact of changes in operating assets and liabilities, most notably accounts receivable and inventory.

Accounts receivable, net of foreign currency translation adjustments, decreased by $26.0 million from December 31, 2006, reflecting lower sales and an improvement in the Company’s days sales outstanding which stood at 62 days compared to 70 days at the beginning of the period and 61 days at the end of the second quarter. Net of foreign currency translation adjustments, inventories declined by $15.1 million from December 31, 2006 due to reduced production activity and improved inventory management.

Working capital at September 29, 2007 stood at $264.9 million, down from $463.6 million as of December 31, 2006, and included $125.9 million in cash and cash equivalents.

Accounts payable and accrued expenses were $10.2 million lower than reported at December 31, 2006, mainly reflecting the payment of last year’s incentive compensation as well as lower accounts payable associated with reduced production activity.

Investing activities Cash flow provided by investing activities totaled $55.3 million in the nine-month period ended September 29, 2007. The acquisition of a specialty coatings business in August 2007 totaled $41.8 million. Acquisition of property and equipment totaled $21.4 million, primarily for additions related to the facility expansion in Malaysia, manufacturing equipment, tooling and information systems. The Company expects total capital expenditures of approximately $30 million for calendar 2007.

The company had proceeds from maturities and sales of short-term investments, net of purchases, of $121.1 million during the period. The Company owned no short-term investments at September 29, 2007.

Financing activities Cash used in financing activities totaled $186.0 million during the nine-month period ended September 29, 2007. As described below, Company repurchased and retired $251.4 million of common stock during the second quarter. Proceeds from borrowings received during the quarter were $62.0 million. The Company made payments of $27.3 million on borrowings. The Company received proceeds of $28.7 million in connection with common shares issued under the Company’s stock option and stock purchase plans.

As of September 29, 2007, the Company’s sources of available funds comprised $125.9 million in cash and cash equivalents, as well as funds available under various credit facilities. Entegris has a credit agreement with one domestic commercial bank with aggregate borrowing capacity of $85 million, with borrowings outstanding at September 29, 2007 in the amount of $35.0 million. The Company also has a line of credit with one international bank that provides for borrowings of currencies for one of the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $2.9 million. There were no borrowings outstanding on this line of credit at September 29, 2007.

In June 2007, the Company’s Board of Directors authorized a share repurchase program to acquire up to $250 million of the Company’s stock. In a modified “Dutch Auction” tender offer completed in June 2007, the Company purchased 21.1 million shares of its common stock at a price of $11.80 per share, plus costs to acquire the shares, for a total cash outlay of approximately $251.4 million.

In August 2006, the Company entered into an accelerated share repurchase agreement (ASRA) and a collared accelerated repurchase agreement (CASRA) with Goldman, Sachs & Co. The Company completed the transaction in August 2007. The Company received an additional 0.4 million shares under the CASRA and paid an additional $0.6 million under the ASRA, respectively.

During the quarter ended September 29, 2007, the Company’s executed a new credit agreement, which expires in June 2010, allows for aggregate borrowings of up to $85 million with interest at LIBOR rates plus an incremental factor ranging from 0.75% to 1.25% based on the current funded debt to EBITDA ratio (as defined therein). Under the credit agreement, which includes a $60 million revolver and a $25 million one-year term note, the Company is prohibited from paying cash dividends. The Company is also subject to, and is in compliance with, certain financial covenants including a leverage ratio of funded debt to EBITDA (as defined therein) of not more than 3.00 to 1.00. In addition, the Company must maintain consolidated aggregate amounts of cash and cash equivalents (which under the agreement may also include auction rate securities classified as short-term investments) of not less than $50 million.

At September 29, 2007, the Company’s shareholders’ equity stood at $847.4 million, down 17% from $1,016.0 million at the beginning of the period. The main decrease is primarily a result of the repurchase and retirement of $252.0 million of the Company’s stock. This was offset partially by the Company’s net earnings of $33.6 million, the proceeds of $28.7 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase to additional paid-in capital of $12.9 million associated with the Company’s share-based compensation expense and related tax benefits recorded during the period.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at September 29, 2007 carries fixed rates of interest. The Company’s cash equivalents and short-term investments are debt instruments with maturities of 24 months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.6 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 29, 2007, the Company was party to forward contracts to deliver Chinese yuan, Malaysian ringgits, Japanese yen, New Taiwanese dollars, Singapore dollars and Euros with notional values of approximately $1.2 million, $16.0 million, $12.0 million, $6.0 million, $4.6 million and $1.6 million, respectively.

During the first quarter of 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matures on November 30, 2007. This swap effectively hedges a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month Japanese LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and will use the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. As such, for the nine months ended September 29, 2007, a $0.9 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate was recorded as a charge to “Cumulative translation adjustment” in shareholders’ equity to offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. The Company recorded $0.6 million in interest income during the nine months ended September 29, 2007 in connection with the cross currency interest rate swap.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 29, 2007. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 29, 2007.

(b) Changes in internal control over financial reporting. As previously reported in the Company’s Annual Report on Form 10-K in connection with the Company’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting as of December 31, 2006 related to income taxes. Our policies and procedures did not provide for effective oversight and review of our accounting for income taxes. Specifically, our policies and procedures did not include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that our accounting for income taxes, including accounting for income taxes associated with acquisitions made by the Company, was in accordance with generally accepted accounting principles. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in "Internal Control—Integrated Framework" issued by COSO. The Company’s registered independent public accounting firm concurred with management’s conclusion as to the existence of this material weakness as of December 31, 2006.

Management, with oversight from the Company’s Audit & Finance Committee, is working to address the material weakness disclosed in its Form 10-K and is committed to remediate the material weaknesses as timely as possible. The Company identified the following remediation steps to address the material weakness in its internal controls relating to income taxes noted above:

•	Hiring additional tax personnel and providing additional training for select tax personnel;

•	Redesigning and implementing new review and approval procedures and processes associated with all income tax provision workpapers and the consolidated income tax reconciliation schedules; and

•	Increasing the oversight by our accounting department of income tax reconciliations.

Through September 29, 2007, the Company has taken the following actions related to the remediation steps noted above:

•	Hired additional tax personnel and had provided additional training for select tax personnel.

•	Retained an outside consultant to review the Company’s tax procedures. The final report from the consultant was received in the third quarter. The report’s key recommendations were:

•	Improve tax process documentation;

•	Implement standardized workpapers and procedures for tax calculations and reconciliations; and

•	Refine the Company’s accounting records to make information more sensitive to tax reporting needs.

Based on the recommendations of the report, the Company is in the process of redesigning and implementing new review and approval procedures and processes associated with the income tax function, all of which are expected to be put in place in 2007.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of September 29, 2007.

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

On May, 4, 2007 Pall Corporation filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges that certain of the Company's point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents. Pall's action, which relates only to the U.S., asserts that "on information and belief'' the Company's Impact 2 and

Impact Plus point-of-use photoresist filters infringe a patent issued to Pall on March 27, 2007, as well as three older patents. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the preliminary stage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended September 29, 2007.

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	0		N/A		0	$50,000,000
August 2007	421,424	(1)	N/A	(2)	421,424	$49,437,547	(2)
September 2007	0		N/A		0	$49,437,547
Total	421,424		N/A		421,424	$49,437,547

(1)	The Company announced on August 31, 2006 a plan to repurchase up to $150 million of its outstanding common stock over a twelve to eighteen-month period. $50 million of this stock repurchase program was to be pursuant to an Accelerated Stock Buyback Agreement (ASRA) with Goldman Sachs & Co. (GS), $50 million to be pursuant to a Collared Accelerated Stock Buyback Agreement (CASRA) with GS and $50 million pursuant to a Rule 10b5-1 trading plan to be established by the Company after the completion of the ASRA and the CASRA. On August 9, 2007, the Company received 421,424 shares at no additional cost pursuant to the CASRA.

The Company made initial payments totaling $100 million to Goldman Sachs under the ASRA and the CASRA in 2006.

(2)	In August 2007, the Company received 421,424 shares pursuant to the CASRA at no additional cost and paid an additional $0.6 million to GS that was required under the ASRA plan, reducing the amount available for future repurchases to $49.4 million. Both the ASRA and CASRA plans were completed in August 2007. Upon completion of the ASRA and the CASRA, the Company had acquired 9,301,592 shares of common stock pursuant to such plans.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: November 1, 2007	/s/ Gregory B. Graves
Gregory B. Graves
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)