Form 10-Q
period 2008-03-29
ENTEGRIS INC
filed 2008-05-05
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.01 Par Value	114,207,776

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2008

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	March 29, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$138,893	$160,655
Trade accounts and notes receivable, net of allowance for doubtful accounts of $481 and $499	116,407	112,053
Inventories	76,284	73,120
Deferred tax assets and deferred tax charges	23,568	23,238
Assets of discontinued operations and other assets held for sale	7,193	4,187
Other current assets	9,101	9,368

Total current assets	371,446	382,621

Property, plant and equipment, net of accumulated depreciation of $216,221 and $211,269	122,715	121,157

Other assets:
Goodwill	413,909	402,125
Other intangible assets, net	71,244	76,370
Deferred tax assets and other noncurrent tax assets	36,021	35,323
Other non-current assets	26,779	17,645

Total assets	$1,042,114	$1,035,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,139	$9,310
Short-term borrowings	15,042	17,802
Accounts payable	30,413	24,260
Accrued liabilities	48,625	57,659
Income taxes payable	—	12,493
Liabilities of discontinued operations	4,229	4,225

Total current liabilities	110,448	125,749

Long-term debt, less current maturities	20,824	20,373
Pension benefit obligations and other liabilities	22,465	21,320
Deferred tax liabilities and noncurrent income tax liabilities	15,477	15,490

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 29, 2008 and December 31, 2007	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 114,171,469 and 115,355,560	1,142	1,154
Additional paid-in capital	695,032	701,510
Retained earnings	144,616	145,462
Accumulated other comprehensive income	32,110	4,183

Total shareholders’ equity	872,900	852,309

Total liabilities and shareholders’ equity	$1,042,114	$1,035,241

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three months ended
	March 29, 2008	March 31, 2007
Net sales	$148,227	$159,571
Cost of sales	86,743	91,063

Gross profit	61,484	68,508
Selling, general and administrative expenses	43,322	41,445
Engineering, research and development expenses	10,501	10,534
Amortization of intangible assets	5,087	4,499

Operating income	2,574	12,030
Interest income, net	13	2,817
Other expense, net	(627)	(24)

Income before income taxes and other items below	1,960	14,823
Income tax expense	613	4,353
Equity in net earnings of affiliates	(138)	(24)

Income from continuing operations	1,485	10,494
Loss from operations of discontinued businesses, net of taxes	(346)	(111)

Net income	$1,139	$10,383

Basic earnings (loss) per common share:
Continuing operations	$0.01	$0.08
Discontinued operations	0.00	0.00
Net income	$0.01	$0.08

Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.08
Discontinued operations	0.00	0.00
Net income	$0.01	$0.08

Weighted shares outstanding:
Basic	114,159	132,194
Diluted	114,956	135,233

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid forward contract for share repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income
Balance at December 31, 2006	132,771	$1,328	$793,058	$(5,000)	$228,936	$(2,342)	$1,015,980
Adoption of FIN No. 48	—	—	—	—	1,110	—	1,110

Adjusted beginning balance	132,771	$1,328	$793,058	$(5,000)	$230,046	$(2,342)	$1,017,090
Shares issued under stock option plans	1,847	18	11,399	—	—	—	11,417
Share-based compensation expense	—	—	3,052	—	—	—	3,052
Tax benefit associated with stock plans	—	—	2,083	—	—	—	2,083
Other, net of tax	—	—	—	—	—	19	19	19
Foreign currency translation	—	—	—	—	—	2,318	2,318	2,318
Net income	—	—	—	—	10,383	—	10,383	10,383

Total comprehensive income								$12,720

Balance at March 31, 2007	134,618	$1,346	$809,592	$(5,000)	$240,429	$(5)	$1,046,362

Balance at December 31, 2007	115,356	$1,154	$701,510	$—	$145,462	$4,183	$852,309
Shares issued under stock option plans	473	5	1,715	—	—	—	1,720
Share-based compensation expense	—	—	1,900	—	—	—	1,900
Repurchase and retirement of common stock	(1,658)	(17)	(10,093)	—	(1,985)	—	(12,095)
Other, net of tax	—	—	—	—	—	(80)	(80)	(80)
Foreign currency translation	—	—	—	—	—	28,007	28,007	28,007
Net income	—	—	—	—	1,139	—	1,139	1,139

Total comprehensive income								$29,066

Balance at March 29, 2008	114,171	$1,142	$695,032	$—	$144,616	$32,110	$872,900

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three months ended
	March 29, 2008	March 31, 2007
Operating activities:
Net income	$1,139	$10,383
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations	346	111
Depreciation	6,216	6,166
Amortization	5,087	4,499
Share-based compensation expense	1,900	3,052
Impairment of property and equipment	—	394
Provision for doubtful accounts	(4)	(171)
Provision for deferred income taxes	—	1,279
Excess tax benefit from employee stock plans	—	(1,108)
Equity in net earnings of affiliates	(138)	(24)
Loss (gain) on sale of property and equipment	109	(6)
Exchange loss	1,779	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	2,619	12,883
Inventories	(88)	6,145
Accounts payable and accrued liabilities	(5,739)	(16,272)
Other current assets	439	502
Income taxes payable	(13,344)	(2,392)
Other	(711)	(177)

Net cash (used in) provided by operating activities	(390)	25,264

Investing activities:
Acquisition of property and equipment	(6,569)	(7,980)
Purchase of equity investment	(8,000)	(1,500)
Proceeds from sale of property and equipment	90	19
Purchases of short-term investments	—	(105,228)
Proceeds from sale or maturities of short-term investments	—	52,734
Other	—	82

Net cash used in investing activities	(14,479)	(61,873)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(4,775)	(93)
Issuance of common stock	1,720	11,417
Repurchase and retirement of common stock	(12,095)	—
Payments for debt issue costs	(609)	—
Excess tax benefit from employee stock plans	—	1,108

Net cash (used in) provided by financing activities	(15,759)	12,432

Discontinued operations:
Net cash used in operating activities	(670)	(3)

Net cash used in discontinued operations	(670)	(3)

Effect of exchange rate changes on cash and cash equivalents	9,536	1,732

Decrease in cash and cash equivalents	(21,762)	(22,448)
Cash and cash equivalents at beginning of period	160,655	154,806

Cash and cash equivalents at end of period	$138,893	$132,358

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of March 29, 2008 and December 31, 2007, the results of operations for the three months ended March 29, 2008 and March 31, 2007, and shareholders’ equity and comprehensive income (loss), and cash flows for the three months ended March 29, 2008 and March 31, 2007.

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

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation due to discontinued operations. These items related mainly to classification in the Company’s results of operations and had no effect on the amounts of total assets, net income, shareholder’s equity or cash flow of the Company.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

2. DISCONTINUED OPERATIONS

In June 2007, the Company announced its intent to divest its cleaning equipment business. The cleaning equipment business sells precision cleaning systems to semiconductor and hard disk drive customers for use in their manufacturing operations. In conjunction with the establishment of management’s plan to sell the cleaning equipment business, the fair value of the assets of that business was tested for impairment and, where applicable, adjusted to fair value less costs to sell. During 2007 the Company determined that long-lived assets were impaired and accordingly recorded a pretax charge of $2.6 million to “Impairment loss on assets of discontinued operations.” The assets and liabilities of the cleaning equipment business have been classified as “Assets of discontinued operations and assets held for sale” and “Liabilities of discontinued operations” in the accompanying consolidated balance sheets. The Company sold the assets of the cleaning equipment business in April 2008 for proceeds of $0.7 million, essentially equal to the carrying value of the assets.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

(In thousands)	Three months ended
	March 29, 2008	March 31, 2007
Net sales	$351	$1,505

Loss from discontinued operations, before income taxes	$(551)	$(178)
Income tax benefit	205	67

Income from discontinued operations, net of taxes	$(346)	$(111)

3. DERIVATIVE FINANCIAL INSTRUMENTS

During the of the quarter ended March 31, 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matured on November 30, 2007. This swap effectively hedged a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company remitted to, and received from, its counterparty interest payments based on rates that were reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and used the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. Accordingly, during the three months ended March 31, 2007, a $0.4 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate was recorded as a charge to “Foreign currency translation” within other comprehensive income in shareholder’s equity to offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive income will remain there until the net investment is disposed. The Company recorded $0.1 million in interest income during the three months ended March 31, 2007 in connection with the cross currency interest rate swap.

4. INVENTORIES

Inventories consist of the following:

(In thousands)	March 29, 2008	December 31, 2007
Raw materials	$19,770	$21,237
Work-in process	4,434	3,496
Finished goods(a)	51,080	47,455
Supplies	1,000	932

Total inventories	$76,284	$73,120

(a)	Includes consignment inventories held by customers for $6,960 and $6,428 at March 29, 2008 and December 31, 2007, respectively.

5. INTANGIBLE ASSETS AND GOODWILL

As of March 29, 2008, goodwill amounted to approximately $413.9 million, about $11.8 million higher than the balance at December 31, 2007. The increase was due foreign currency translation and an adjustment to goodwill related to a change in purchase price allocation of the specialty coatings business completed in August 2007.

The changes to the carrying amount of goodwill for the three months ended March 29, 2008 are as follows:

(In thousands)	Three months ended March 29, 2008
Beginning of period	$402,125
Adjustment to specialty coatings acquisition	59
Foreign currency translation	11,725

End of period	$413,909

Other intangible assets, net of amortization, of approximately $71.2 million as of March 29, 2008, are being amortized over useful lives ranging from 2 to 10 years and are as follows:

	As of March 29, 2008
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$13,824	$4,031
Unpatented technology	7,988	5,463	2,525
Developed technology	48,500	23,305	25,195
Trademarks and trade names	9,000	6,088	2,912
Customer relationships	44,100	8,995	35,105
Employment and noncompete agreements	3,407	3,014	393
Other	4,165	3,082	1,083

	$135,015	$63,771	$71,244

	As of December 31, 2007
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$13,323	$4,532
Unpatented technology	7,988	5,260	2,728
Developed technology	48,500	20,943	27,557
Trademarks and trade names	9,000	5,513	3,487
Customer relationships	44,100	7,888	36,212
Employment and noncompete agreements	3,407	2,893	514
Other	4,203	2,863	1,340

	$135,053	$58,683	$76,370

Aggregate amortization expense for the three months ended March 29, 2008 amounted to $5.1 million. Estimated amortization expense for calendar years 2008 to 2012 and thereafter is approximately $17.3 million, $14.4 million, $9.1 million, $5.4 million, $4.7 million and $25.4 million, respectively.

6. INVESTMENTS

In March 2008, the Company invested $8.0 million to purchase 14% (on a fully diluted basis) of the equity of a privately-held Sunnyvale, California-based supplier of poly silicon products used to improve the productivity of semiconductor manufacturing diffusion processes.

7. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended March 29, 2008 and March 31, 2007:

	Three months ended
(In thousands)	March 29, 2008	March 31, 2007
Balance at beginning of period	$1,306	$1,824
Accrual for warranties issued during the period	583	781
Settlements during the period	(120)	(213)

Balance at end of period	$1,769	$2,392

8. RESTRUCTURING COSTS

For the three months ended March 29, 2008 and March 31, 2007, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

	Three months ended
(In thousands)	March 29, 2008	March 31, 2007
Accrued liabilities at beginning of period	$6,209	$6,497
Provision (reversal)	3,827	3,515
Payments	(2,283)	(4,224)

Accrued liabilities at end of period	$7,753	$5,788

Selling, general and administrative expense reductions

In March 2008, the Company terminated approximately 75 employees associated with efforts to adjust the Company’s operations to changing business conditions. In connection with this action, the Company recorded charges of $3.8 million for the three months ended March 29, 2008 for employee severance and retention costs (generally over the employees’ required remaining term of service) that were primarily classified as selling, general and administrative expenses.

Gilroy Cleaning Service Facility

In November 2007, the Company announced that it would close its cleaning service facility in Gilroy, California and relocate certain equipment to other existing manufacturing plants located in Asia, Europe, and the United States. In connection with this action, the Company recorded charges of $3.8 million in 2007 for employee severance and retention costs (generally over the employees’ required remaining term of service) and asset impairment and accelerated depreciation.

Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $33,000 for the three months ended March 29, 2008. Other costs of $45,000 related to fixed asset write-offs, classified in cost of sales, were also recorded for the three months ended March 29, 2008.

Bad Rappenau Facility

In November 2005, the Company announced that it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In addition, the Company moved its Bad Rappenau administrative center to Dresden, Germany. In connection with these actions, the Company incurred charges of $7.5 million for employee severance and retention costs (generally over the employees’ required remaining term of service) and asset impairment and accelerated depreciation.

Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $(24) thousand for the three months ended March 31, 2007. Other costs of $0.4 million, related to fixed asset write-offs and accelerated depreciation classified in cost of sales, were also recorded for the three months ended March 31, 2007.

The Company’s facility in Bad Rappenau became available for sale during the third quarter of 2006 and was classified in assets held for sale as of December 31, 2006 at a carrying value of $2.2 million. During the second quarter of 2007, the Company sold the facility for $1.9 million.

9. REVOLVING CREDIT AGREEMENT

On February 15, 2008, the Company entered into a credit agreement with Wells Fargo Bank NA, as agent, and certain other banks. The agreement provides for a $230 million revolving credit facility (the Facility) for a period of five years with an uncommitted option to expand the Facility by up to $20 million provided that no default or event of default has occurred or is continuing at such time. The Facility replaces the Company’s credit agreement executed in 2007 between the Company and Wells Fargo Bank NA, as agent, and certain other banks. Under the Facility, the Company generally may elect that the loans comprising each borrowing bear interest at a rate per annum equal to (a) the Base Rate equal to the higher of the Prime Rate then in effect and the Federal Funds Rate then in effect, plus 0.50% or (b) a LIBOR rate plus a LIBOR Margin ranging from 1.00% to 1.50% depending on leverage.

The Facility is guaranteed by the Company’s material direct and indirect subsidiaries which are treated as domestic for tax purposes. In addition, the Company is obligated to pledge 65% of the stock of each material subsidiary which is treated as foreign for tax purposes and owned by a domestic entity. The Facility requires that the Company comply on a quarterly basis with certain financial covenants, including leverage and interest coverage ratio covenants. In addition, the Facility includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, sell assets, engage in mergers, acquisitions and other business combinations, and declare dividends or redeem or repurchase capital stock. The Facility also contains customary representations, warranties, covenants and events of default.

10. SHARE-BASED COMPENSATION EXPENSE

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). Total share-based compensation expense recorded under SFAS 123(R) for the three months ended March 29, 2008 and March 31, 2007 was $1.9 million and $3.1 million, respectively.

Share-based payment awards in the form of restricted stock awards for 0.6 million shares and 0.7 million shares were granted to employees during the three months ended March 29, 2008 and March 31, 2007, respectively. The awards vest annually over a four-year period. Compensation expense for these awards is based on the grant date fair value of the Company’s common stock and is being recognized using the straight-line single-option method based on the portion of share-based payment awards ultimately expected to vest. The grant date fair value of these share-based payment awards was $7.07 per share and $11.55 per share in 2008 and 2007, respectively.

Share-based payment awards in the form of stock option awards for 0.7 million options were granted to employees during the three months ended March 29, 2008. The awards vest annually over a three-year period and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), “Share-Based Payment”. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted:

Employee stock options:	Three months ended March 29, 2008
Volatility	35.6%
Risk-free interest rate	3.2%
Dividend yield	0%
Expected life (years)	4 years
Weighted average fair value per grant	$2.29

During the three months ended March 29, 2008 and March 31, 2007, Entegris, Inc. also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans for up to 0.2 million shares and 0.9 million shares, respectively.

For Performance Shares awards granted in 2007, 50% of the shares were available to be awarded if and to the extent that financial performance criteria for fiscal year 2007 were achieved, while the remaining 50% of the shares are available to be awarded if and to the extent that financial performance criteria for the three-year period including fiscal years 2007 through 2009 are achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance fails to achieve the specified performance threshold, then the performance shares are forfeited.

Compensation expense to be recorded in connection with the 2007 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established. All shares earned in connection with the 2007 Performance Shares awards are also subject to service conditions. Shares earned upon attainment of the financial performance criteria for fiscal year 2007 vest annually over a four-year period, while shares available upon attainment of the financial performance criteria for the three-year period from 2007 through 2009 will be 75% vested at the end of 2009, with the final 25% vesting in 2010.

For Performance Shares awards granted in 2008, 100% of the shares are available to be awarded if and to the extent that financial performance criteria for the three-year period including fiscal years 2008 through 2010 are achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance fails to achieve the specified performance threshold, then the performance shares are forfeited. Compensation expense to be recorded in connection with the 2008 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established. All shares earned in connection with the 2008 Performance Shares awards are also subject to service conditions. Shares available upon attainment of the financial performance criteria for the three-year period from fiscal years 2008 through 2010 will be three-quarters vested at the end of 2010, with the final 25% vesting in 2011.

11. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (in thousands).

	Three months ended
	March 29, 2008	March 31, 2007
Basic earnings per common share-weighted common shares outstanding	114,159	132,194
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	797	3,039

Diluted earnings per common share-weighted common shares and common shares equivalent outstanding	114,956	135,233

12. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements, (SFAS No. 157), except for the nonfinancial assets and liabilities that are allowed to be deferred in accordance with FASB Staff Position (FSP) 157-2. FSP 157-2 delays the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of Statement 157 for the applicable items to fiscal years beginning after November 15, 2008. The Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities from the Consolidated Balance Sheet: Property, plant and equipment-net; Goodwill; Other Intangible assets-net and Accrued Liabilities.

The Company also adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159), effective January 1, 2008. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recorded at fair value. Upon the adoption of SFAS 159, the Company did not elect to apply the fair value provisions to any of the items set forth in SFAS 159.

SFAS No. 157 provides a framework for measuring fair value under generally accepted accounting principles. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis include the following as of March 29, 2008:

Derivatives

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivative instruments is accounted for as a hedge transaction under the provisions of SFAS No. 133 as of March 29, 2008. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. As of March 29, 2008, the Company held 8 foreign currency forward contracts with a notional amount of $34.0 million U.S. dollars, hedging Euros, Israeli new shekels, Malaysian ringgits, Taiwanese dollars, Singapore dollars, South Korean won, and Japanese Yen. As of March 29, 2008, such instruments represented an asset/liability with a fair value of $0 based on quotations from the financial institutions, which we consider to be a level 2 input.

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company in 2009. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2008 end March 29, 2008, June 28, 2008, September 27, 2008 and December 31, 2008. Unaudited information for the three months ended March 29, 2008 and the financial position as of March 29, 2008 and December 31, 2007 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months Ended March 29, 2008

For the three months ended March 29, 2008, net sales decreased by $11.3 million, or 7%, to $148.2 million from the comparable period last year, primarily as a result of lower capital spending in the semiconductor industry. The sales decline was mitigated by the positive effect of $8.6 million related to the strengthening of most international currencies versus the U.S. dollar over the period, most notably the Japanese yen and the Euro. Sales were down 8% on a sequential basis over the fourth quarter of calendar 2007. Due to the sales decline, the Company reported both lower gross profits and a lower gross margin for the first quarter compared to a year earlier which primarily reflected lower utilization of the Company’s production facilities.

Partly due to severance costs associated with employee terminations occurring during the period, the Company had higher year-over-year selling, general and administrative (SG&A) costs for the first quarter when compared to the year ago period. The Company reported income from continuing operations of $1.5 million for the three-month period compared to income from continuing operations of $10.5 million in the year ago three-month period.

During the three months ended March 29, 2008, the Company’s operation activities used cash flow of $0.4 million as decreases in accrued liabilities and income taxes payable offset the cash generated by the Company’s net earnings and non-cash charges. Cash, cash equivalents and short-term investments were approximately $138.9 million at March 29, 2008 compared with $160.7 million at December 31, 2007.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $0.5 million at both March 29, 2008 and December 31, 2007, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At March 29, 2008 and December 31, 2007, the Company’s reserve for sales returns and allowances was $2.1 million and $2.0 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $9.7 million and $8.9 million at March 29, 2008 and December 31, 2007, respectively.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its deferred tax assets at either March 29, 2008 and December 31, 2007.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At March 29, 2008 and December 31, 2007, the Company’s accrual for estimated future warranty costs was $1.8 million and $1.3 million, respectively.

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

The value of employee stock options is estimated on the date of grant required by SFAS 123(R) using the Black-Scholes model. The fair value of share-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures.

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

Three Months Ended March 29, 2008 Compared Three Months Ended March 31, 2007

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of sales	58.5	57.1

Gross profit	41.5	42.9
Selling, general and administrative expenses	29.2	26.0
Engineering, research and development expenses	7.1	6.6
Amortization of intangible assets	3.4	2.8

Operating income	1.7	7.5
Interest income, net	—	1.8
Other expense, net	0.4	—

Income before income taxes and other items below	1.3	9.3
Income tax expense	0.4	2.7
Equity in net earnings of affiliates	(0.1)	—

Income from continuing operations	1.0	6.6

Net sales For the three months ended March 29, 2008, net sales decreased by $11.3 million, or 7%, to $148.2 million from the comparable period last year. The sales decline was mitigated by the positive effect of $8.6 million related to the strengthening of international currencies versus the U.S. dollar over the period, most notably the Japanese yen and the Euro. Sales were down 8% on a sequential basis over the fourth quarter of calendar 2007, net of a favorable currency effect of $3.8 million.

Sales of unit-driven products represented 64% of sales and capital-driven products represented 36% of total sales in the quarter ended March 29, 2008. For the first and fourth quarters of 2007 this split was 59%/41% and 61%/39%, respectively. This shift in relative demand for capital-driven products reflects lower spending by semiconductor customers for capacity-related products such as wafer carriers and liquid systems.

On a geographic basis, total sales to North America were 25%, Asia (excluding Japan) 35%, Europe 17% and Japan 23%. North America sales fell by the greatest percentage amount as international entities’ sales results were generally favorably affected by stronger exchange rates. Sales in North America were also affected by higher exposure to the decrease in demand for capital-driven products. Europe reported improved sales in the first quarter even after adjusting for exchange rate impact. Sales to the Company’s semiconductor and data storage customers underscored the decline, while sales to the Company’s other markets varied by customer type.

Gross profit Gross profit in the three months ended March 29, 2008 decreased by $7.0 million to $61.5 million, a decline of 10% from the $68.5 million for the three months ended March 31, 2007. The gross margin percentage for the first quarter of 2008 was 41.5% versus 42.9% for the three months ended March 31, 2007.

The Company’s gross profit fell primarily due to lower utilization of the Company’s production facilities compared to the year-ago period. Despite significant increases in the price of oil and other commodities, price increases for the Company’s raw materials and purchased components were relatively modest on a year-over-year and sequential quarter basis. Charges associated with obsolescence and excess inventory quantities were $0.9 million lower in the quarter ended March 29, 2008 compared to the year-ago period.

Gross margin for the three months ended March 29, 2008 also was affected by $0.5 million in transition costs such as travel, sampling and customer qualification costs related to the transfer of four product lines from U.S. facilities to the Company’s facility in Kulim, Malaysia. Costs of $0.4 million associated with the consolidation of manufacturing facilities in the U.S., Germany and Japan reduced gross profit the three-month period ended March 31, 2007.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $1.9 million, or 5%, to $43.3 million in the three months ended March 29, 2008, up from $41.5 million in the comparable three-month period a year earlier. Reflecting the increase and the decline in net sales, SG&A expenses, as a percent of net sales, rose to 29.2% from 26.0% a year earlier.

SG&A expenses were higher by $1.5 million due to the effect of foreign currency translation. The increase in SG&A expenses was also due to $3.8 million of severance-related costs associated with personnel terminations in the first quarter associated with operational streamlining efforts. Partly offsetting these costs was the absence of $1.9 million in costs incurred in the three months ended March 31, 2007 related to integration activities associated with the 2005 Mykrolis merger and other realignment activities. In addition, the year-over-year change in SG&A expenses also includes a decline in incremental share-based compensation expense of $1.0 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses, related to the support of current product lines and the development of new products and manufacturing technologies, were $10.5 million in the three months ended March 29, 2008, essentially unchanged from the $10.5 million reported in the year-ago period. ER&D expenses, as a percent of net sales, increased to 7.1% from 6.6%, indicative of the decrease in net sales.

Amortization of intangible assets Amortization of intangible assets was $5.1 million in the three months ended March 29, 2008 compared to $4.5 million in the year-ago period. The increase is due to additional amortization expense related to intangibles of the specialty coatings business acquired in the third quarter of 2007.

Interest income, net Net interest income was nominal in the three months ended March 29, 2008 compared to $2.8 million in the year-ago period. The decline the significantly lower average net invested balance compared to the year-ago period and an increase in the Company’s outstanding short-term borrowings and long-term debt.

Income tax expense The Company recorded income tax expense of $0.6 million in the three months ended March 29, 2008 compared to income tax expense of $4.4 million in the three months ended March 31, 2007. The effective tax rate was 31.3% in the 2008 period, compared to 29.4% in the 2007 period. In both periods, the Company’s tax rate was lower than U.S. statutory rates mainly due to the benefit of a tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate in both periods was also affected by lower tax rates in certain of the Company’s taxable jurisdictions and tax credits related to research and development expenditures.

Discontinued operations The Company’s cleaning equipment businesses, classified as a discontinued operation, recorded operating losses in the three months ended March 29, 2008 and March 31, 2007. The Company completed the sale of its cleaning equipment business in April 2008.

Net income The Company recorded net income of $1.1 million, or $0.01 per diluted share, in the three-month period ended March 29, 2008 compared to net income of $10.4 million, or $0.08 per diluted share, in the three-month period ended March 31, 2007. The net earnings from continuing operations for the three-month period were $1.5 million, or $0.01 per diluted share, compared to net income of $10.5 million, or $0.08 per diluted share, in the year ago period.

Liquidity and Capital Resources

Operating activities Cash used in operating activities totaled $0.4 million in the three months ended March 29, 2008. Cash flow was provided by the Company’s net earnings of $1.1 million and various non-cash charges, including depreciation and amortization of $11.3 million, and share-based compensation expense of $1.9 million. The net impact of changes in operating assets and liabilities, mainly reflecting declines in accrued liabilities and income taxes payable more than offset the cash generated by operations.

Accounts receivable, net of foreign currency translation adjustments, decreased by $2.6 million. Despite this, the Company’s days sales outstanding was 72 days compared to 63 days at the beginning of the period, reflecting both the effect of lower sales and an increase in accounts receivable balances due to foreign currency translation adjustments. Inventories at the end of the quarter were essentially unchanged from December 31, 2007 after taking into account the impact of foreign currency translation adjustments.

Accounts payable and accrued expenses were $5.7 million lower than reported at December 31, 2007. This decrease mainly reflects the payment of calendar 2007 incentive compensation. The Company also made income tax payments of $13.3 million during the quarter.

Working capital at March 29, 2008 stood at $261.0 million, up from $256.9 million as of December 31, 2007, and included $138.9 million in cash, cash equivalents and short-term investments.

Investing activities Cash flow used in investing activities totaled $14.5 million in the three-month period ended March 29, 2008. Acquisition of property and equipment totaled $6.6 million, primarily for additions related to manufacturing equipment, tooling and information systems. The Company expects total capital expenditures to be approximately $30 million for calendar 2008.

In the first quarter of 2008, the Company invested $8.0 million to purchase 14% (on a fully diluted basis) of the equity of a privately-held Sunnyvale, California-based supplier of poly silicon products used to improve the productivity of semiconductor manufacturing diffusion processes.

Financing activities Cash used in financing activities totaled $15.8 million during the three-month period ended March 29, 2008. The Company made payments of $4.8 million on outstanding borrowings. No proceeds from new borrowings were received during the quarter.

During the quarter, the Company purchased 1.7 million shares of its common stock at a total cost of $12.1 million under a Rule 10b-5-1 trading plan authorized by the Company’s Board of Directors. The Company received proceeds of $1.7 million in connection with common shares issued under the Company’s stock option and stock purchase plans.

On February 15, 2008, the Company entered into an unsecured domestic credit agreement with Wells Fargo Bank, National Association, as agent, and certain other banks. The agreement provides for a $230 million revolving credit facility (the Facility) for a period of five years with an uncommitted option to expand the Facility by up to $20 million provided that no default or event of default has occurred or is continuing at such time. The Facility replaces the Company’s credit agreement, executed in June 2007 between the Company and Wells Fargo Bank, National Association, as agent, and certain other banks. The Company generally may elect that the loans comprising each borrowing bear interest at a rate per annum equal to (a) the Base Rate equal to the higher of the Prime Rate then in effect and the Federal Funds Rate then in effect, plus 0.50% or (b) a LIBOR rate plus a LIBOR Margin ranging from 1.00% to 1.50% depending on leverage. As of March 29, 2008, there were no borrowings outstanding under the Facility.

As of March 29, 2008, the Company’s sources of available funds comprised $138.9 million in cash and cash equivalents, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement as described above with aggregate borrowing capacity of $230 million, with no borrowings outstanding at March 29, 2008. The Company also has a line of credit with three international banks that provide for borrowings of currencies for two of the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $18.3 million. There was $15.0 million in borrowings outstanding on these lines of credit at March 29, 2008.

At March 29, 2008, the Company’s shareholders’ equity stood at $872.9 million, up from $852.3 million at the beginning of the period. This increase reflected the effects of foreign currency translation of $28.0 million, the Company’s net earnings $1.1 million, the proceeds of $1.7 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $1.9 million associated with the Company’s share-based compensation expense. These items were partly offset by the repurchase and retirement of the Company’s common stock for $12.1 million under a 10b-5-1 trading plan.

The Company believes that its cash and cash equivalents, short-term investments, cash flow from operations and available credit facilities will be sufficient to meet its working capital and investment requirements for the next 12 months.

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) inability to meet customer demands associated with semiconductor industry spending; (ii) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (iii) insufficient, excess or obsolete inventory; (iv) competitive factors, including but not limited to pricing pressures; and (v) the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, ”International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at March 29, 2008 carries fixed rates of interest. The Company’s cash equivalents are highly liquid debt securities with original maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.9 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 29, 2008, the Company was party to forward contracts to deliver Korean won, Israeli new shekels, Malaysian ringgits, Japanese yen, Taiwanese dollars, Singapore dollars and Euros with notional values of approximately $3.0 million, $1.7 million, $8.0 million, $9.5 million, $5.5 million, $2.9 million and $3.4 million, respectively.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 29, 2008. Based on its evaluation and with the exception of the material weakness in internal control over financial reporting referenced below, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008.

(b) Changes in internal control over financial reporting. As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on March 3, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over our financial reporting as of December 31, 2007 related to ineffective controls over the accounting for income taxes. Specifically, the Company did not have sufficient tax personnel with adequate expertise to effectively monitor and review the process to prepare the income tax provision. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control - Integrated Framework” issued by COSO. The Company’s registered independent public accounting firm concurred with management’s conclusion as to this material weakness as of December 31, 2007.

Management, with oversight from the Company’s Audit & Finance Committee, is working to address the material weakness disclosed in its Form 10-K and is committed to remediate the material weaknesses as timely as possible. The Company is in the process of implementing the following remediation steps to address the material weakness in it its internal controls relating to income taxes noted above:

•	Obtaining the control benefit from recently hired experienced tax staff who have public accounting and/or public company experience;

•	Hiring additional experienced tax professionals with public accounting and/or public company income tax experience; and

•	Continuing to improve the Company’s review processes and procedures over the preparation, reconciliation and analysis of its income tax provision and income tax-related accounts.

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

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of March 29, 2008.

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

On April 6, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products. On October 23, 2006 the Company’s motion for preliminary injunction was argued before the court. On March 31, 2008, the Court issued a ruling denying the Company’s motion for a preliminary injunction.

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by the defendant. It is believed that the EZD-3 Filter Assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. This case is currently in the preliminary stages. On September 6, 2007 the Company filed a motion to consolidate the above described 2003 case with the two foregoing 2006 cases. This motion is currently pending before the Court.

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

On May, 4, 2007 Pall Corporation filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges that certain of the Company's point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents. Pall's action, which relates only to the U.S., asserts that "on information and belief'' the Company's Impact 2 and Impact Plus point-of-use photoresist filters infringe a patent issued to Pall on March 27, 2007, as well as three older patents. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the preliminary stage. On December 20, 2007 and December 21, 2007, the U.S. Patent and Trademark Office (PTO) issued orders granting requests for ex parte re-examination of certain of the patents in suit in this case. In view of the PTO’s decision to re-examine these patents, on March 25, 2008 the Company filed a motion to stay this case pending conclusion of the PTO re-examination; this motion is currently pending before the Court.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended March 29, 2008.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	571,983	$7.53	571,983	$41,000,000
February 2008	522,885	$7.45	522,885	$37,100,000
March 2008	563,582	$6.91	563,582	$33,200,000
Total	1,658,450	$7.29	1,658,450	$33,200,000

(1)

The Company announced on August 31, 2006, a plan to repurchase up to $150,000,000 of its outstanding common stock over a twelve to eighteen-month period. Approximately $100,600,000 of this stock repurchase program was effected pursuant to Accelerated Stock Buyback Agreements with Goldman Sachs & Co commenced in 2006 and completed during the third quarter of 2007. Approximately $49,400,000 is to be effected pursuant to a Rule 10b5-1 trading plan established by the Company on November 15, 2007, $4.1 million of which was transacted in 2007.

Item 6.	Exhibits

10.1	Credit Agreement, dated as of February 15, 2008, among Entegris, Inc., the Banks, as defined herein, Wells Fargo Bank NA, as agent, Citibank NA, as syndication agent and RBS Citizens Bank NA, as documentation agent.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: May 5, 2008	/s/ Gregory B. Graves
Gregory B. Graves
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)