Form 10-Q/A
period 2008-03-29
ENTEGRIS INC
filed 2008-08-07
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2008

EXPLANATORY STATEMENT

This Form 10-Q/A amends and restates the Company’s Form 10-Q for the quarter ended March 29, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2008 (the “Original Filing”), and is being filed to reflect the restatement of the Company’s financial statements and other financial information for the Company’s first quarter ended March 29, 2008.

Subsequent to the submission of the Original Filing to the SEC, the Company identified errors associated with the Company’s accounting for inventories in the Company’s financial statements for the quarterly period ended March 29, 2008. The Company concluded that the consolidated financial statements for the first quarter of 2008 should be restated as a result of the errors. The errors resulted in an understatement of gross profit and net income and were caused by an error in the accounting for the impact of foreign exchange rates on the Company’s intercompany profit elimination in a period of significant exchange rate fluctuations and, to a lesser extent, by an incorrect posting of a journal entry related to capitalization of manufacturing variances.

Specifically, the Company improperly calculated amounts related to the elimination of intercompany profit in the Company’s consolidation process and improperly recorded an entry associated with the Company’s capitalization of inventory variances, resulting in the understatement of inventories and a corresponding overstatement of cost of goods sold.

In connection therewith, the Company misstated income tax expense due to the application of the Company effective tax rate to the incorrect pre-tax amounts as described above.

Therefore, the Company has:

•

Decreased cost of goods sold by $2.5 million and increased income tax expense by $0.8 million, resulting in an increase in net income of $1.7 million, or $0.02 per diluted share, for the three months ended March 29, 2008,

•	Increased inventories and current assets by $1.3 million and increased income taxes payable and current liabilities by $0.8 million as of March 29, 2008, and

•

Increased retained earnings by $1.7 million, decreased accumulated other comprehensive income (foreign currency adjustments) by $1.2 million and increased shareholders’ equity by $0.5 million as of March 29, 2008.

See Note 14 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for further details.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing, in each case solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and these forward looking statements should be read in their historical context. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-Q/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2 , 32.1 and 32.2.

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	Restated March 29, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$138,893	$160,655
Trade accounts and notes receivable, net of allowance for doubtful accounts of $481 and $499	116,407	112,053
Inventories	77,546	73,120
Deferred tax assets and deferred tax charges	23,568	23,238
Assets of discontinued operations and other assets held for sale	7,193	4,187
Other current assets	9,101	9,368

Total current assets	372,708	382,621

Property, plant and equipment, net of accumulated depreciation of $216,221 and $211,269	122,715	121,157

Other assets:
Goodwill	413,909	402,125
Other intangible assets, net	71,244	76,370
Deferred tax assets and other noncurrent tax assets	36,021	35,323
Other non-current assets	26,779	17,645

Total assets	$1,043,376	$1,035,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,139	$9,310
Short-term borrowings	15,042	17,802
Accounts payable	30,413	24,260
Accrued liabilities	48,625	57,659
Income taxes payable	782	12,493
Liabilities of discontinued operations	4,229	4,225

Total current liabilities	111,230	125,749

Long-term debt, less current maturities	20,824	20,373
Pension benefit obligations and other liabilities	22,465	21,320
Deferred tax liabilities and noncurrent income tax liabilities	15,477	15,490

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 29, 2008 and December 31, 2007	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 114,171,469 and 115,355,560	1,142	1,154
Additional paid-in capital	695,032	701,510
Retained earnings	146,342	145,462
Accumulated other comprehensive income	30,864	4,183

Total shareholders’ equity	873,380	852,309

Total liabilities and shareholders’ equity	$1,043,376	$1,035,241

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
(In thousands, except per share data)	Restated March 29, 2008	March 31, 2007
Net sales	$148,227	$159,571
Cost of sales	84,239	91,063

Gross profit	63,988	68,508
Selling, general and administrative expenses	43,322	41,445
Engineering, research and development expenses	10,501	10,534
Amortization of intangible assets	5,087	4,499

Operating income	5,078	12,030
Interest income, net	13	2,817
Other expense, net	(627)	(24)

Income before income taxes and other items below	4,464	14,823
Income tax expense	1,394	4,353
Equity in net earnings of affiliates	(138)	(24)

Income from continuing operations	3,208	10,494
Loss from operations of discontinued businesses, net of taxes	(343)	(111)

Net income	$2,865	$10,383

Basic earnings (loss) per common share:
Continuing operations	$0.03	$0.08
Discontinued operations	0.00	0.00
Net income	$0.03	$0.08

Diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.08
Discontinued operations	0.00	0.00
Net income	$0.02	$0.08

Weighted shares outstanding:
Basic	114,159	132,194
Diluted	114,956	135,233

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid forward contract for share repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income
Balance at December 31, 2006	132,771	$1,328	$793,058	$(5,000)	$228,936	$(2,342)	$1,015,980
Adoption of FIN No. 48	—	—	—	—	1,110	—	1,110

Adjusted beginning balance	132,771	$1,328	$793,058	$(5,000)	$230,046	$(2,342)	$1,017,090
Shares issued under stock option plans	1,847	18	11,399	—	—	—	11,417
Share-based compensation expense	—	—	3,052	—	—	—	3,052
Tax benefit associated with stock plans	—	—	2,083	—	—	—	2,083
Other, net of tax	—	—	—	—	—	19	19	19
Foreign currency translation	—	—	—	—	—	2,318	2,318	2,318
Net income	—	—	—	—	10,383	—	10,383	10,383

Total comprehensive income								$12,720

Balance at March 31, 2007	134,618	$1,346	$809,592	$(5,000)	$240,429	$(5)	$1,046,362

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid forward contract for share repurchase	Restated Retained earnings	Restated Accumulated other comprehensive income	Restated Total	Restated Comprehensive income
Balance at December 31, 2007	115,356	$1,154	$701,510	$—	$145,462	$4,183	$852,309
Shares issued under stock option plans	473	5	1,715	—	—	—	1,720
Share-based compensation expense	—	—	1,900	—	—	—	1,900
Repurchase and retirement of common stock	(1,658)	(17)	(10,093)	—	(1,985)	—	(12,095)
Other, net of tax	—	—	—	—	—	(80)	(80)	(80)
Foreign currency translation	—	—	—	—	—	26,761	26,761	26,761
Net income	—	—	—	—	2,865	—	2,865	2,865

Total comprehensive income								$29,546

Balance at March 29, 2008	114,171	$1,142	$695,032	$—	$146,342	$30,864	$873,380

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	Restated March 29, 2008	March 31, 2007
Operating activities:
Net income	$2,865	$10,383
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations	343	111
Depreciation	6,216	6,166
Amortization	5,087	4,499
Share-based compensation expense	1,900	3,052
Impairment of property and equipment	—	394
Provision for doubtful accounts	(4)	(171)
Provision for deferred income taxes	—	1,279
Excess tax benefit from employee stock plans	—	(1,108)
Equity in net earnings of affiliates	(138)	(24)
Loss (gain) on sale of property and equipment	109	(6)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	2,619	12,883
Inventories	(1,350)	6,145
Accounts payable and accrued liabilities	(5,739)	(16,272)
Other current assets	439	502
Income taxes payable	(12,562)	(2,392)
Other	(178)	(177)

Net cash (used in) provided by operating activities	(393)	25,264

Investing activities:
Acquisition of property and equipment	(6,569)	(7,980)
Purchase of equity investment	(8,000)	(1,500)
Proceeds from sale of property and equipment	90	19
Purchases of short-term investments	—	(105,228)
Proceeds from sale or maturities of short-term investments	—	52,734
Other	—	82

Net cash used in investing activities	(14,479)	(61,873)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(4,775)	(93)
Issuance of common stock	1,720	11,417
Repurchase and retirement of common stock	(12,095)	—
Payments for debt issue costs	(609)	—
Excess tax benefit from employee stock plans	—	1,108

Net cash (used in) provided by financing activities	(15,759)	12,432

Discontinued operations:
Net cash used in operating activities	(667)	(3)

Net cash used in discontinued operations	(667)	(3)

Effect of exchange rate changes on cash and cash equivalents	9,536	1,732

Decrease in cash and cash equivalents	(21,762)	(22,448)
Cash and cash equivalents at beginning of period	160,655	154,806

Cash and cash equivalents at end of period	$138,893	$132,358

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q/A and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

2. DISCONTINUED OPERATIONS

In June 2007, the Company announced its intent to divest its cleaning equipment business. The cleaning equipment business sells precision cleaning systems to semiconductor and hard disk drive customers for use in their manufacturing operations. In conjunction with the establishment of management’s plan to sell the cleaning equipment business, the assets of that business were tested for impairment and, where applicable, adjusted to fair value less costs to sell. During 2007 the Company determined that long-lived assets were impaired and accordingly recorded a pretax charge of $2.6 million to “Impairment loss on assets of discontinued operations.” The assets and liabilities of the cleaning equipment business have been classified as “Assets of discontinued operations and assets held for sale” and “Liabilities of discontinued operations” in the accompanying consolidated balance sheets. The Company sold the assets of the cleaning equipment business in April 2008 for proceeds of $0.7 million, essentially equal to the carrying value of the assets.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

(In thousands)	Three months ended
	Restated March 29, 2008	March 31, 2007
Net sales	$351	$1,505

Loss from discontinued operations, before income taxes	$(548)	$(178)
Income tax benefit	205	67

Income from discontinued operations, net of taxes	$(343)	$(111)

3. DERIVATIVE FINANCIAL INSTRUMENTS

During the quarter ended March 31, 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matured on November 30, 2007. This swap effectively hedged a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company remitted to, and received from, its counterparty interest payments based on rates that were reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and used the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. Accordingly, during the three months ended March 31, 2007, a $0.4 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate was recorded as a charge to “Foreign currency translation” within other comprehensive income in shareholder’s equity to offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive income will remain there until the net investment is disposed. The Company recorded $0.1 million in interest income during the three months ended March 31, 2007 in connection with the cross currency interest rate swap.

4. INVENTORIES

Inventories consist of the following:

(In thousands)	Restated March 29, 2008	December 31, 2007
Raw materials	$19,770	$21,237
Work-in process	4,434	3,496
Finished goods(a)	52,342	47,455
Supplies	1,000	932

Total inventories	$77,546	$73,120

(a)	Includes consignment inventories held by customers for $6,960 and $6,428 at March 29, 2008 and December 31, 2007, respectively.

5. INTANGIBLE ASSETS AND GOODWILL

As of March 29, 2008, goodwill amounted to approximately $413.9 million, about $11.8 million higher than the balance at December 31, 2007. The increase was due to foreign currency translation and an adjustment to goodwill related to a change in purchase price allocation of the specialty coatings business completed in August 2007.

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

8. RESTRUCTURING COSTS

For the three months ended March 29, 2008 and March 31, 2007, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

(In thousands)	Three months ended
	March 29, 2008	March 31, 2007
Accrued liabilities at beginning of period	$6,209	$6,497
Provision	3,827	3,515
Payments	(2,283)	(4,224)

Accrued liabilities at end of period	$7,753	$5,788

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

The Facility is guaranteed by the Company’s material direct and indirect subsidiaries which are treated as domestic for tax purposes. In addition, the Company is obligated to pledge 65% of the stock of each material subsidiary which is treated as foreign for tax purposes and owned by a domestic entity. The Facility requires that the Company comply on a quarterly basis with certain financial covenants, including leverage and interest coverage ratio covenants. In addition, the Facility includes negative covenants, subject to exceptions, restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, sell assets, engage in mergers, acquisitions and other business combinations, and declare dividends or redeem or repurchase capital stock. The Facility also contains customary representations, warranties, covenants and events of default.

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

14. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

Subsequent to the submission of the Original Filing to the SEC, the Company identified errors associated with the Company’s accounting for inventories in the Company’s financial statements for the quarterly period ended March 29, 2008. The Company concluded that the consolidated financial statements for the first quarter of 2008 should be restated as a result of the errors. The errors resulted in an understatement of gross profit and net income and were caused by an error in the accounting for the impact of foreign exchange rates on the Company’s intercompany profit elimination in a period of significant exchange rate fluctuations and, to a lesser extent, by an incorrect posting of a journal entry related to capitalization of manufacturing variances.

Specifically, the Company improperly calculated amounts related to the elimination of intercompany profit in the Company’s consolidation process and improperly recorded an entry associated with the Company’s capitalization of inventory variances, resulting in the understatement of inventories and a corresponding overstatement of cost of goods sold.

In connection therewith, the Company misstated income tax expense due to the application of the Company effective tax rate to the incorrect pre-tax amounts as described above.

Therefore, the Company has:

•

Decreased cost of goods sold by $2.5 million and increased income tax expense by $0.8 million, resulting in an increase in net income of $1.7 million, or $0.02 per diluted share, for the three months ended March 29, 2008,

•	Increased inventories and current assets by $1.3 million and increased income taxes payable and current liabilities by $0.8 million as of March 29, 2008, and

•

Increased retained earnings by $1.7 million, decreased accumulated other comprehensive income (foreign currency adjustments) by $1.2 million and increased shareholders’ equity by $0.5 million as of March 29, 2008.

The Company has restated its balance sheet as of March 29, 2008 and its statements of operations and cash flows for the three months ended March 29, 2008 for the impact of the above items as follows:

	As of March 29, 2008
(In thousands)	As previously reported	Amount of adjustments	Restated
Balance Sheet Data:
Inventories	$76,284	$1,262	$77,546
Total current assets	371,446	1,262	372,708
Total assets	$1,042,114	$1,262	$1,043,376

Income taxes payable	$—	$782	$782
Total current liabilities	110,448	782	111,230
Retained earnings	144,616	1,726	146,342
Accumulated other comprehensive income	32,110	(1,246)	30,864
Total shareholders’ equity	872,900	480	873,380
Total liabilities and shareholders’ equity	$1,042,114	$1,262	$1,043,376

	Three months ended March 29, 2008
(In thousands)	As previously reported	Amount of adjustments	Restated
Statement of Operations Data:
Net sales	$148,227	$—	$148,227
Cost of sales	86,743	(2,504)	84,239

Gross profit	61,484	2,504	63,988
Selling, general and administrative expenses	43,222	—	43,222
Engineering, research and development expenses	10,501	—	10,501
Amortization of intangible assets	5,087	—	5,087

Operating income	2,574	2,504	5,078
Interest income, net	13	—	13
Other expense, net	(627)	—	(627)

Income before income taxes and other items below	1,960	2,504	4,464
Income tax expense	613	781	1,394
Equity in net earnings of affiliates	(138)	—	(138)

Income from continuing operations	1,485	1,723	3,208
Loss from discontinued operations, net of taxes	(346)	3	(343)

Net income	$1,139	$1,726	$2,865

Earnings per share – basic	$0.01	$0.02	$0.03
Earnings per share—diluted	$0.01	$0.02	$0.02

	Three months ended March 29, 2008
(In thousands)	As previously reported	Amount of adjustments	Restated
Statement of Cash Flows Data:
Cash Flows From Operating Activities:
Net income	$1,139	$1,726	$2,865
Loss from discontinued operations	346	(3)	343
Exchange loss	1,779	(1,779)	—
Inventories	(88)	(1,262)	(1,350)
Income taxes payable	(13,344)	782	(12,562)
Other	(711)	533	(178)
Net cash used in operating activities	$(390)	$(3)	$(393)

Net cash used in discontinued operations	$(670)	$3	$(667)

	Three months ended March 29, 2008
(In thousands)	As previously reported	Amount of adjustments	Restated
Statement of Shareholders’ Equity and Comprehensive Income(Loss) Data:
Net income	$1,139	$1,726	$2,865
Retained earnings	144,616	1,726	146,342
Foreign currency translation	28,007	(1,246)	26,761
Accumulated other comprehensive income	32,110	(1,246)	30,864
Total shareholders’ equity	872,900	480	873,380
Comprehensive income	$29,066	$480	$29,546

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

Restatement of Financial Statements

Subsequent to the submission of the Original Filing to the SEC, the Company identified errors associated with the Company’s accounting for inventories in the Company’s financial statements for the quarterly period ended March 29, 2008. The Company concluded that the consolidated financial statements for the first quarter of 2008 should be restated as a result of the errors. The errors resulted in an understatement of gross profit and net income and were caused by an error in the accounting for the impact of foreign exchange rates on the Company’s intercompany profit elimination in a period of significant exchange rate fluctuations and, to a lesser extent, by an incorrect posting of a journal entry related to capitalization of manufacturing variances.

Specifically, the Company improperly calculated amounts related to the elimination of intercompany profit in the Company’s consolidation process and improperly recorded entries associated with the Company’s capitalization of inventory variances, resulting in the understatement of inventories and a corresponding overstatement of cost of goods sold.

In connection therewith, the Company misstated income tax expense due to the application of the Company effective tax rate to the incorrect pre-tax amounts as described above.

Therefore, the Company has:

•

Decreased cost of goods sold by $2.5 million and increased income tax expense by $0.8 million, resulting in an increase in net income of $1.7 million, or $0.02 per diluted share, for the three months ended March 29, 2008,

•	Increased inventories and current assets by $1.3 million and increased income taxes payable and current liabilities by $0.8 million as of March 29, 2008, and

•

Increased retained earnings by $1.7 million, decreased accumulated other comprehensive income (foreign currency adjustments) by $1.2 million and increased shareholders’ equity by $0.5 million as of March 29, 2008.

See Note 14 to the Consolidated Financial Statements, “Restatement of Quarterly Financial Statements,” for further details.

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

Partly due to severance costs associated with employee terminations occurring during the period, the Company had higher year-over-year selling, general and administrative (SG&A) costs for the first quarter when compared to the year ago period. The Company reported income from continuing operations of $3.2 million for the three-month period compared to income from continuing operations of $10.5 million in the year ago three-month period.

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

Certain restricted stock and restricted stock unit awards involve stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans. Such performance shares become available subject to time-based vesting conditions if, and to the extent that, financial performance criteria for the applicable fiscal year or multi-year period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial performance objectives for the applicable period. Until such time that the Company’s performance can ultimately be determined, each quarter the Company estimates the number of performance shares probable to be earned based on an evaluation of the probability of achieving the performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change the Company’s evaluation of the probability of achieving the performance objectives. Accordingly, share-based compensation expense associated with performance shares recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Three Months Ended March 29, 2008 Compared Three Months Ended March 31, 2007

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of sales	56.8	57.1

Gross profit	43.2	42.9
Selling, general and administrative expenses	29.2	26.0
Engineering, research and development expenses	7.1	6.6
Amortization of intangible assets	3.4	2.8

Operating income	3.4	7.5
Interest income, net	—	1.8
Other expense, net	0.4	—

Income before income taxes and other items below	3.0	9.3
Income tax expense	0.9	2.7
Equity in net earnings of affiliates	(0.1)	—

Income from continuing operations	2.2	6.6

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

Gross profit Gross profit in the three months ended March 29, 2008 decreased by $4.5 million to $64.0 million, a decline of 7% from the $68.5 million for the three months ended March 31, 2007. The gross margin percentage for the first quarter of 2008 was 43.2% versus 42.9% for the three months ended March 31, 2007.

The Company’s gross profit fell primarily due to lower sales and the corresponding lower utilization of the Company’s production facilities compared to the year-ago period. Despite significant increases in the price of oil and other commodities, price increases for the Company’s raw materials and purchased components were relatively modest on a year-over-year and sequential quarter basis. Charges associated with obsolescence and excess inventory quantities were $0.9 million lower in the quarter ended March 29, 2008 compared to the year-ago period.

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

Income tax expense The Company recorded income tax expense of $1.4 million in the three months ended March 29, 2008 compared to income tax expense of $4.4 million in the three months ended March 31, 2007. The effective tax rate was 31.2% in the 2008 period, compared to 29.4% in the 2007 period. In both periods, the Company’s tax rate was lower than U.S. statutory rates mainly due to the benefit of a tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate in both periods was also affected by lower tax rates in certain of the Company’s taxable jurisdictions and tax credits related to research and development expenditures.

Discontinued operations The Company’s cleaning equipment businesses, classified as a discontinued operation, recorded operating losses in the three months ended March 29, 2008 and March 31, 2007. The Company completed the sale of its cleaning equipment business in April 2008.

Net income The Company recorded net income of $2.9 million, or $0.02 per diluted share, in the three-month period ended March 29, 2008 compared to net income of $10.4 million, or $0.08 per diluted share, in the three-month period ended March 31, 2007. The net earnings from continuing operations for the three-month period were $3.2 million, or $0.03 per diluted share, compared to net income of $10.5 million, or $0.08 per diluted share, in the year ago period.

Liquidity and Capital Resources

Operating activities Cash used in operating activities totaled $0.4 million in the three months ended March 29, 2008. Cash flow was provided by the Company’s net earnings of $2.9 million and various non-cash charges, including depreciation and amortization of $11.3 million, and share-based compensation expense of $1.9 million. The net impact of changes in operating assets and liabilities, mainly reflecting declines in accrued liabilities and income taxes payable more than offset the cash generated by operations.

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

Accounts payable and accrued expenses were $5.7 million lower than reported at December 31, 2007. This decrease mainly reflects the payment of calendar 2007 incentive compensation. The Company also made income tax payments of $12.6 million during the quarter.

Working capital at March 29, 2008 stood at $261.5 million, up from $256.9 million as of December 31, 2007, and included $138.9 million in cash, cash equivalents and short-term investments.

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

At March 29, 2008, the Company’s shareholders’ equity stood at $873.4 million, up from $852.3 million at the beginning of the period. This increase reflected the effects of foreign currency translation of $26.8 million, the Company’s net earnings $2.9 million, the proceeds of $1.7 million received in connection with shares issued under the Company’s stock option and stock purchase plans, and the increase in additional paid-in capital of $1.9 million associated with the Company’s share-based compensation expense. These items were partly offset by the repurchase and retirement of the Company’s common stock for $12.1 million under a 10b-5-1 trading plan.

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

Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 29, 2008. In this evaluation, the Company’s management, including its chief executive officer and chief financial officer, originally concluded in the Company’s Form 10-Q filed on May 5, 2008 that disclosure controls and procedures were not effective as of March 29, 2008, because of a material weakness in internal control over financial reporting related to ineffective controls over the accounting for income taxes.

In connection with the filing of this Form 10-Q/A, management, under the direction of its chief executive officer and chief financial officer, reevaluated the disclosure controls and procedures and determined that an additional material weakness in internal control over financial reporting related to the combined effect of significant deficiencies in the Company’s internal controls for intercompany profit elimination and the recording of inventory variances existed and further contributed to the ineffectiveness of the Company’s disclosure controls and procedures as of March 29, 2008.

Specifically, the Company’s process for calculating the amount of intercompany profit to eliminate in the Company’s consolidation was designed ineffectively and a journal entry review control related to the capitalization of inventory variances did not operate effectively during the quarter. As a result of these significant deficiencies, there were material errors in inventory and cost of goods sold that resulted in the Company restating the financial information included in its Form 10-Q for the quarter ended March 29, 2008.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s actions to remediate material weaknesses

As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on March 3, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over our financial reporting as of December 31, 2007 related to ineffective controls over the accounting for income taxes. Specifically, the Company did not have sufficient tax personnel with adequate expertise to effectively monitor and review the process to prepare the income tax provision. Because of this material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control - Integrated Framework” issued by COSO.

As of the date of the filing of this Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2008, the material weakness related to accounting for income taxes and the material weakness related to the combined effect of significant deficiencies in the Company’s accounting for intercompany profit elimination and the recording of inventory variances described above have not been remediated. The Company is taking steps to ensure that it remediates the material weaknesses by implementing enhanced control procedures over accounting for income taxes and accounting for intercompany profit elimination and the recording of inventory variances.

Management, with oversight from the Company’s Audit & Finance Committee, is working to address the material weaknesses disclosed and is committed to remediate the material weaknesses as timely as possible.

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

The Company is in the process of implementing the following remediation steps to address the significant deficiencies in its internal controls relating to intercompany profit elimination and the recording of inventory variances noted above:

•	Continuing to improve the Company’s procedures over the calculation, reconciliation and analysis of its intercompany profit elimination process;

•	Enhancing procedures over journal entry preparation, documentation and review; and

•	Conducting additional training with personnel concerning journal entry preparation, documentation and review.

Management believes these new policies and procedures, when fully implemented, will be effective in remediating the material weakness and significant deficiencies. However, the Company’s material weakness and significant deficiencies will not be considered remediated until the new internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively.

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

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	571,983	$7.53	571,983	$41,000,000
February 2008	522,885	$7.45	522,885	$37,100,000
March 2008	563,582	$6.91	563,582	$33,200,000
Total	1,658,450	$7.29	1,658,450	$33,200,000

(1)	The Company announced on August 31, 2006, a plan to repurchase up to $150,000,000 of its outstanding common stock over a twelve to eighteen-month period. Approximately $100,600,000 of this stock repurchase program was effected pursuant to Accelerated Stock Buyback Agreements with Goldman Sachs & Co commenced in 2006 and completed during the third quarter of 2007. Approximately $49,400,000 is to be effected pursuant to a Rule 10b5-1 trading plan established by the Company on November 15, 2007, $4.1 million of which was transacted in 2007.

Item 6. Exhibits

10.1	Credit Agreement, dated as of February 15, 2008, among Entegris, Inc., the Banks, as defined herein, Wells Fargo Bank NA, as agent, Citibank NA, as syndication agent and RBS Citizens Bank NA, as documentation agent. [Incorporated by reference to Exhibit 10.1 to Entegris. Inc. Quarterly Report on Form 10-Q for the period ended March 29, 2008 filed with the Securities and Exchange Commission on May 5, 2008]

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: August 7, 2008	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)