Form 10-Q
period 2008-06-28
ENTEGRIS INC
filed 2008-08-07
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 28, 2008 Commission File Number 000-30789

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.01 Par Value	112,858,415

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2008

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	June 28, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$132,408	$160,655
Trade accounts and notes receivable, net of allowance for doubtful accounts of $472 and $499	107,592	112,053
Inventories	70,886	73,120
Deferred tax assets and deferred tax charges	23,389	23,238
Assets of discontinued operations and other assets held for sale	6,159	4,187
Other current assets	7,994	9,368

Total current assets	348,428	382,621

Property, plant and equipment, net of accumulated depreciation of $207,881 and $211,269	119,072	121,157
Other assets:
Goodwill	407,001	402,125
Other intangible assets, net	66,613	76,370
Deferred tax assets and other noncurrent tax assets	35,849	35,323
Other non-current assets	28,432	17,645

Total assets	$1,005,395	$1,035,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,491	$9,310
Short-term borrowings	4,691	17,802
Accounts payable	28,060	24,260
Accrued liabilities	50,982	57,659
Income taxes payable	1,623	12,493
Liabilities of discontinued operations	4,085	4,225

Total current liabilities	100,932	125,749

Long-term debt, less current maturities	14,737	20,373
Pension benefit obligations and other liabilities	21,063	21,320
Deferred tax liabilities and noncurrent income tax liabilities	15,095	15,490

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 28, 2008 and December 31, 2007	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 113,157,187 and 115,355,560	1,132	1,154
Additional paid-in capital	687,885	701,510
Retained earnings	148,913	145,462
Accumulated other comprehensive income	15,638	4,183

Total shareholders’ equity	853,568	852,309

Total liabilities and shareholders’ equity	$1,005,395	$1,035,241

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$147,947	$153,508	$296,174	$313,079
Cost of sales	88,060	88,014	172,299	179,078

Gross profit	59,887	65,494	123,875	134,001
Selling, general and administrative expenses	37,105	39,830	80,427	81,274
Engineering, research and development expenses	10,362	9,679	20,863	20,213
Amortization of intangible assets	4,552	4,487	9,639	8,986

Operating income	7,868	11,498	12,946	23,528
Interest (income) expense, net	81	(2,559)	68	(5,376)
Other (income) expense, net	249	(6,074)	876	(6,050)

Income before income taxes and other items below	7,538	20,131	12,002	34,954
Income tax expense	2,021	4,461	3,415	8,814
Equity in net income of affiliates	(8)	(80)	(146)	(104)

Income from continuing operations	5,525	15,750	8,733	26,244

Loss from operations of discontinued businesses, net of taxes	(592)	(4)	(850)	(115)
Impairment loss on assets of discontinued operations, net of taxes	—	(969)	(85)	(969)

Total discontinued operations, net of taxes	(592)	(973)	(935)	(1,084)

Net income	$4,933	$14,777	$7,798	$25,160

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.12	$0.08	$0.20
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.04	$0.11	$0.07	$0.19

Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.12	$0.08	$0.20
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.04	$0.11	$0.07	$0.19

Weighted shares outstanding:
Basic	112,870	129,225	113,515	130,709
Diluted	113,581	132,293	114,268	133,763

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid forward contract for share repurchase	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income
Balance at December 31, 2006	132,771	$1,328	$793,058	$(5,000)	$228,936	$(2,342)	$1,015,980
Adoption of FIN No. 48	—	—	—	—	1,110	—	1,110

Adjusted beginning balance	132,771	$1,328	$793,058	$(5,000)	$230,046	$(2,342)	$1,017,090
Shares issued under stock option plans	4,027	40	27,275	—	—	—	27,315
Share-based compensation expense	—	—	5,753	—	—	—	5,753
Repurchase and retirement of common stock	(21,111)	(211)	(126,636)	—	(124,557)	—	(251,404)
Tax benefit associated with stock plans	—	—	3,993	—	—	—	3,993
Other, net of tax	—	—	—	—	—	(557)	(557)	36
Foreign currency translation	—	—	—	—	—	(1,649)	(1,649)	(1,649)
Net income	—	—	—	—	25,160	—	25,160	25,160

Total comprehensive income								$23,547

Balance at June 30, 2007	115,687	$1,157	$703,443	$(5,000)	$130,649	$(4,548)	$825,701

Balance at December 31, 2007	115,356	$1,154	$701,510	$—	$145,462	$4,183	$852,309
Shares issued under stock option plans	1,093	11	2,175	—	—	—	2,186
Share-based compensation expense	—	—	4,223	—	—	—	4,223
Repurchase and retirement of common stock	(3,292)	(33)	(20,023)	—	(4,347)	—	(24,403)
Other, net of tax	—	—	—	—	—	3	3	3
Foreign currency translation	—	—	—	—	—	11,452	11,452	11,452
Net income	—	—	—	—	7,798	—	7,798	7,798

Total comprehensive income								$19,253

Balance at June 28, 2008	113,157	$1,132	$687,885	$—	$148,913	$15,638	$853,568

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six months ended
	June 28, 2008	June 30, 2007
Operating activities:
Net income	$7,798	$25,160
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	935	1,084
Depreciation	12,300	12,541
Amortization	9,639	8,986
Share-based compensation expense	4,223	5,753
Impairment of equity investment	789	—
Impairment of property and equipment	—	394
Provision for doubtful accounts	(134)	(286)
Provision for deferred income taxes	—	1,519
Excess tax benefit from employee stock plans	—	(2,225)
Equity in net earnings of affiliates	(146)	(104)
(Gain) loss on sale of property and equipment	(99)	29
Gain on sale of equity investments	—	(6,068)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	8,130	24,102
Inventories	3,696	12,947
Accounts payable and accrued liabilities	(4,091)	(11,087)
Other current assets	1,404	762
Income taxes payable	(12,222)	957
Other	(2,241)	(409)

Net cash provided by operating activities	29,981	74,055

Investing activities:
Acquisition of property and equipment	(11,795)	(15,182)
Purchases of equity investments	(10,982)	(5,940)
Proceeds from sale of equity investments	—	6,568
Proceeds from sale of property and equipment	919	1,967
Purchases of short-term investments	—	(269,822)
Proceeds from sale or maturities of short-term investments	—	388,915
Other	—	(926)

Net cash (used in) provided by investing activities	(21,858)	105,580

Financing activities:
Principal payments on short-term borrowings and long-term debt	(19,298)	(188)
Proceeds from short-term borrowings	—	25,000
Issuance of common stock	2,186	27,315
Repurchase and retirement of common stock	(24,403)	(251,404)
Payments for debt issue costs	(622)	—
Excess tax benefit from employee stock plans	—	2,225

Net cash used in financing activities	(42,137)	(197,052)

Discontinued operations:
Net cash used in operating activities	(341)	(292)
Net cash provided by investing activities	735	—

Net cash used in discontinued operations	394	(292)

Effect of exchange rate changes on cash and cash equivalents	5,373	(562)

Decrease in cash and cash equivalents	(28,247)	(18,271)
Cash and cash equivalents at beginning of period	160,655	154,806

Cash and cash equivalents at end of period	$132,408	$136,535

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Entegris is a leading provider of a wide range of products for purifying, protecting and transporting critical materials used in processing and manufacturing in the semiconductor and other high-technology industries. The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of June 28, 2008 and December 31, 2007, the results of operations for the three and six months ended June 28, 2008 and June 30, 2007, and shareholders’ equity and comprehensive income and cash flows for the six months ended June 28, 2008 and June 30, 2007.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, investments, goodwill, accrued expenses and income taxes, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts reported in previous years have been reclassified to conform to the current year’s presentation due to discontinued operations. These items related mainly to classification in the Company’s results of operations and had no effect on the amounts of total assets, net income, shareholders’ equity or cash flow of the Company.

In the second quarter ended June 28, 2008, the Company identified certain errors in its inventory accounts related to its fiscal year ended December 31, 2007. The impact of correcting these errors in the second quarter ended June 28, 2008 decreased cost of goods sold by $0.7 million with a corresponding increase to inventory. Associated with the correction of this error, the Company increased income tax expense by $0.2 million with a corresponding increase to income taxes payable resulting in an increase in net income of $0.5 million. Neither the origination nor the correction of the errors was material to the Company’s consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year.

2. DISCONTINUED OPERATIONS

In June 2007, the Company announced its intent to divest its cleaning equipment business. The cleaning equipment business sells precision cleaning systems to semiconductor and hard disk drive customers for use in their manufacturing operations. In conjunction with the establishment of management’s plan to sell the cleaning equipment business, the fair value of the assets of that business was tested for impairment and, where applicable, adjusted to fair value less costs to sell. During 2007 the Company determined that long-lived assets were impaired and accordingly recorded a pretax charge of $2.6 million to “Impairment loss on assets of discontinued operations.” The assets and liabilities of the cleaning equipment business have been classified as “Assets of discontinued operations and assets held for sale” and “Liabilities of discontinued operations” in the accompanying consolidated balance sheets. The Company sold the assets of the cleaning equipment business in April 2008 for proceeds of $0.7 million, essentially equal to the carrying value of the assets sold.

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

(In thousands)	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$217	$2,024	$568	$3,530

Loss from discontinued operations, before income taxes	$(945)	$(2,430)	$(1,493)	$(2,608)
Income tax benefit	353	1,457	558	1,524

Income from discontinued operations, net of taxes	$(592)	$(973)	$(935)	$(1,084)

Assets of discontinued operations and other assets held for sale shown in the consolidated balance sheet as of June 28, 2008 include the remaining net assets of the cleaning equipment business, carried at $3.3 million, and a building located in Gilroy, California unrelated to the cleaning equipment business held for sale and carried at $2.9 million. Assets of discontinued operations and other assets held for sale shown in the consolidated balance sheet as of December 31, 2007 include the net assets of the cleaning equipment business carried at $4.2 million.

3. DERIVATIVE FINANCIAL INSTRUMENTS

During the quarter ended March 31, 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matured on November 30, 2007. This swap effectively hedged a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the Company remitted to, and received from, its counterparty interest payments based on rates that were reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and used the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. Accordingly, during the six months ended June 30, 2007, a $0.4 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate was recorded as a charge to “Foreign currency translation” within other comprehensive income in shareholders’ equity to offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive income will remain there until the net investment is disposed. The Company recorded $0.2 million and $0.3 million in interest income during the three months and six months ended June 30, 2007 in connection with the cross currency interest rate swap.

4. INVENTORIES

Inventories consist of the following:

(In thousands)	June 28, 2008	December 31, 2007
Raw materials	$20,232	$21,237
Work-in process	4,118	3,496
Finished goods(a)	45,752	47,455
Supplies	784	932

Total inventories	$70,886	$73,120

(a)	Includes consignment inventories held by customers for $5,338 and $6,428 at June 28, 2008 and December 31, 2007, respectively.

5. INTANGIBLE ASSETS AND GOODWILL

As of June 28, 2008, goodwill amounted to approximately $407.0 million, about $4.9 million higher than the balance at December 31, 2007. The increase was due to foreign currency translation and an adjustment to goodwill related to a change in purchase price allocation of the specialty coatings business acquired in August 2007. The increase was partially offset by various tax-related purchase price adjustments related to the Mykrolis acquisition completed in August 2005.

The changes to the carrying amount of goodwill for the six months ended June 28, 2008 are as follows:

(In thousands)	Six months ended June 28, 2008
Beginning of period	$402,125
Adjustment to Mykrolis purchase price allocation	(266)
Adjustment to specialty coatings acquisition	59
Foreign currency translation	5,083

End of period	$407,001

Other intangible assets, net of amortization, of approximately $66.6 million as of June 28, 2008, are being amortized over useful lives ranging from 2 to 10 years and are as follows:

	As of June 28, 2008
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$14,285	$3,570
Developed technology	56,488	31,280	25,208
Trademarks and trade names	9,000	6,414	2,586
Customer relationships	44,100	10,101	33,999
Employment and noncompete agreements	3,407	3,038	369
Other	4,165	3,284	881

	$135,015	$68,402	$66,613

	As of December 31, 2007
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$13,323	$4,532
Developed technology	56,488	26,203	30,285
Trademarks and trade names	9,000	5,513	3,487
Customer relationships	44,100	7,888	36,212
Employment and noncompete agreements	3,407	2,893	514
Other	4,203	2,863	1,340

	$135,053	$58,683	$76,370

Aggregate amortization expense for the three months and six months ended June 28, 2008 amounted to $4.6 million and $9.6 million, respectively. Estimated amortization expense for calendar years 2008 to 2012 and thereafter is approximately $17.5 million, $14.2 million, $8.8 million, $5.4 million, $5.0 million and $25.3 million, respectively.

6. INVESTMENTS

In March 2008, the Company invested $8.0 million to purchase 14% (on a fully diluted basis) of the equity of a privately-held Sunnyvale, California-based supplier of poly silicon products used to improve the productivity of semiconductor manufacturing diffusion processes.

In June 2008, the Company invested $2.0 million to purchase 4% of the equity of a privately-held manufacturer of carbon nanotubes, a material with unique electrical, mechanical, chemical, and thermal properties.

In June 2008, the Company also invested an additional $1.0 million in a privately-held chemical mechanical planarization (CMP) pad company. Based upon the pricing of this investment, the Company determined that its previous investment of $1.5 million in this same company was partially impaired. Accordingly, the Company recognized an impairment loss of $0.8 million in the second quarter that was classified in other expense.

Each of the above investments is accounted for under the cost method of accounting.

7. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and six-month periods ended June 28, 2008 and June 30, 2007:

	Three months ended		Six months ended
(In thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Balance at beginning of period	$1,769	$2,392	$1,306	$1,824
Accrual for warranties issued during the period	744	135	1,348	938
Adjustment of unused previously recorded accruals	(203)	(159)	(203)	(160)
Settlements during the period	(428)	(160)	(569)	(394)

Balance at end of period	$1,882	$2,208	$1,882	$2,208

8. RESTRUCTURING COSTS

For the three-month and six-month periods ended June 28, 2008 and June 30, 2007, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

	Three months ended		Six months ended
(In thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Accrued liabilities at beginning of period	$7,753	$5,788	$6,209	$6,497
Provision	479	1,654	4,346	5,169
Payments	(2,087)	(1,336)	(4,410)	(5,560)

Accrued liabilities at end of period	$6,145	$6,106	$6,145	$6,106

Selling, general and administrative expense reductions

In March 2008, the Company terminated approximately 75 employees associated with efforts to adjust the Company’s operations to changing business conditions. In connection with this and other actions, the Company recorded charges of $0.4 million and $4.2 million for the three months and six months ended June 28, 2008, respectively, for employee severance and retention costs (generally over the employees’ required remaining term of service) that were primarily classified as selling, general and administrative expenses.

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

Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $45,000 and $0.1 million for the three months and six months ended June 28, 2008, respectively. Other costs of zero and $45,000 related to fixed asset write-offs, classified in cost of sales, were also recorded for the three months and six months ended June 28, 2008, respectively.

The Company’s facility in Gilroy became available for sale during the first quarter ended March 29, 2008 and was classified in assets held for sale at both June 28, 2008 and March 29, 2008 at a carrying value of $2.9 million.

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

Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $(0.1) million for the six months ended June 30, 2007. Other costs of $0.4 million, related to fixed asset write-offs and accelerated depreciation classified in cost of sales, were also recorded for the six months ended June 30, 2007.

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

The Facility is guaranteed by the Company’s material direct and indirect subsidiaries that are treated as domestic for tax purposes. In addition, the Company is obligated to pledge 65% of the stock of each material subsidiary which is treated as foreign for tax purposes and owned by a domestic entity. The Facility requires that the Company comply on a quarterly basis with certain financial covenants, including leverage and interest coverage ratio covenants. In addition, the Facility includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, sell assets, engage in mergers, acquisitions and other business combinations, and declare dividends or redeem or repurchase capital stock. The Facility also contains customary representations, warranties, covenants and events of default.

10. SHARE-BASED COMPENSATION EXPENSE

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). Total share-based compensation expense recorded under SFAS 123(R) for the six months ended June 28, 2008 and June 30, 2007 was $4.2 million and $5.8 million, respectively.

Share-based payment awards in the form of restricted stock awards for 0.7 million shares and 0.7 million shares were granted to employees during the six months ended June 28, 2008 and June 30, 2007, respectively. The awards vest annually over a four-year period. Compensation expense for these awards is based on the grant date fair value of the Company’s common stock and is being recognized using the straight-line single-option method based on the portion of share-based payment awards ultimately expected to vest. The weighted average grant date fair value of these share-based payment awards was $7.13 per share and $11.39 per share in 2008 and 2007, respectively.

Share-based payment awards in the form of stock option awards for 0.7 million options were granted to employees during the six months ended June 28, 2008. The awards vest annually over a three-year period and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), “Share-Based Payment”. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted:

Employee stock options:	Six months ended June 28, 2008
Volatility	35.6%
Risk-free interest rate	3.2%
Dividend yield	0%
Expected life (years)	4 years
Weighted average fair value per option	$2.29

During the six months ended June 28, 2008 and June 30, 2007, Entegris, Inc. also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans for up to 0.5 million shares and 0.9 million shares, respectively.

For Performance Share awards granted in 2008, 100% of the shares are available to be awarded if and to the extent that financial performance criteria for the three-year period including fiscal years 2008 through 2010 are achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance fails to achieve the specified performance threshold, then the performance shares are forfeited. Compensation expense to be recorded in connection with the 2008 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established. All shares earned in connection with the 2008 Performance Share awards are also subject to service conditions. Shares available upon attainment of the financial performance criteria for the three-year period from fiscal years 2008 through 2010 will be three-quarters vested at the end of 2010, with the final 25% vesting in 2011.

For Performance Share awards granted in 2007, 50% of the shares were available to be awarded if and to the extent that financial performance criteria for fiscal year 2007 were achieved, while the remaining 50% of the shares are available to be awarded if and to the extent that financial performance criteria for the three-year period including fiscal years 2007 through 2009 are achieved. The number of Performance Shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance fails to achieve the specified performance threshold, then the Performance Shares are forfeited.

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

11. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share.

	Three months ended		Six months ended
(In thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic earnings per share-weighted common shares outstanding	112,870	129,225	113,515	130,709
Weighted common shares assumed upon exercise of stock options and vesting of restricted stock	711	3,068	753	3,054

Diluted earnings per share-weighted common shares and common shares equivalent outstanding	113,581	132,293	114,268	133,763

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

SFAS No. 157 provides a framework for measuring fair value under generally accepted accounting principles. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 28, 2008:

Derivatives

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivative instruments is accounted for as a hedge transaction under the provisions of SFAS No. 133 as of June 28, 2008. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. As of June 28, 2008, the Company held eight foreign currency forward contracts with a notional amount of $82.4 million hedging Euros, Malaysian Ringgits, Taiwanese Dollars, Singapore Dollars, Korean Won, and Japanese Yen. As of June 28, 2008, such instruments represented an asset/liability with a fair value of $0 based on quotations from the financial institutions, which management considers to be a level 2 input.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company in 2009. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company in 2009. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for the Company in 2009. The application of FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company in 2009. The application of EITF Issue No. 07-5 will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for the Company in 2009. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial statements.

14. SUBSEQUENT EVENT

On July 13, 2008, the Company entered into an Agreement and Plan of Merger with privately held Poco Graphite, Inc. (POCO) to acquire POCO in an all-cash transaction valued at $158 million, subject to normal working capital adjustments and escrow funds to secure certain obligations of POCO. Based in Decatur, Texas, POCO is a leading provider of process-critical, graphite-based consumables and finished products used in a variety of markets.

Completion of the transaction is subject to Hart-Scott-Rodino review and other customary conditions. Upon completion, which is expected to occur in the third quarter of 2008, POCO will become a wholly owned subsidiary of the Company. The Company expects to fund the acquisition with its existing cash balances and funds available from the Company’s credit facilities.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2008 end March 29, 2008, June 28, 2008, September 27, 2008 and December 31, 2008. Unaudited information for the three and six months ended June 28, 2008 and the financial position as of June 28, 2008 and December 31, 2007 are included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to the risks and uncertainties described under “Cautionary Statements” below. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes, which are included elsewhere in this report.

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

Overall Summary of Financial Results for the Three Months and Six Months Ended June 28, 2008

For the three months ended June 28, 2008, net sales decreased by $5.6 million, or 4%, to $147.9 million from the comparable period last year, primarily as a result of lower capital spending in the semiconductor industry. The sales decline was mitigated by the positive effect of $9.9 million related to the strengthening of certain international currencies versus the U.S. dollar over the period, most notably the Japanese yen and the Euro. Sales were flat on a sequential basis with the first quarter of 2008 after a favorable currency impact of $1.9 million. For the six-month period ended June 28, 2008, net sales decreased 5% to $296.2 million from the comparable period last year, despite the positive effect of approximately $18.5 million related to the year-over-year strengthening of certain international currencies versus the U.S. dollar.

The Company reported lower gross profits and a lower gross margin for both the quarter and six-month period compared to a year earlier. This reflected lower utilization of the Company’s production facilities and average selling price erosion. Gross margin was affected on a sequential basis by changes in the Company’s product mix.

The Company had lower year-over-year selling, general and administrative (SG&A) costs for the second quarter when compared to the year-ago period and the first quarter of 2008. The Company reported income from continuing operations of $5.5 million for the three-month period compared to income from continuing operations of $15.8 million in the comparable prior year period, while income from continuing operations of $8.7 million for the six-month period compared to income from continuing operations of $26.2 million in the year ago period.

During the six months ended June 28, 2008, the Company’s operating activities provided cash flow of $30.0 million as the cash generated by the Company’s net earnings and non-cash charges, was slightly offset by the net negative impact of the net change in operating assets and liabilities. Cash, cash equivalents and short-term investments were $132.4 million at June 28, 2008 compared with $160.7 million at December 31, 2007.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $0.5 million at both June 28, 2008 and December 31, 2007, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At June 28, 2008 and December 31, 2007, the Company’s reserve for sales returns and allowances was $2.2 million and $2.0 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full valuation allowance is recorded. In addition, valuation allowances are established for inventory quantities in excess of forecasted demand. Inventory valuation allowances were $8.4 million and $8.9 million at June 28, 2008 and December 31, 2007, respectively.

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

The Company assesses the impairment of goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s annual impairment test is performed as of the last day of August. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

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

As of June 28, 2008, the Company’s market capitalization was below the Company’s net book value, triggering management to perform an impairment review to determine if its goodwill was impaired. Based on its review, the Company concluded that no impairment charge was warranted as of that date.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. The Company carried no valuation allowance against its deferred tax assets at either June 28, 2008 or December 31, 2007.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At June 28, 2008 and December 31, 2007, the Company’s accrual for estimated future warranty costs was $1.9 million and $1.3 million, respectively.

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

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	57.3	58.2	57.2

Gross profit	40.5	42.7	41.8	42.8
Selling, general and administrative expenses	25.1	25.9	27.2	26.0
Engineering, research and development expenses	7.0	6.3	7.0	6.5
Amortization of intangible assets	3.1	2.9	3.3	2.9

Operating income	5.3	7.5	4.4	7.5
Interest (expense) income, net	(0.1)	1.7	(0.0)	1.7
Other (expense) income, net	(0.2)	4.0	(0.3)	1.9

Income before income taxes and other items below	5.1	13.1	4.1	11.2
Income tax expense	1.4	2.9	1.2	2.8
Equity in net income of affiliates	(0.0)	(0.1)	(0.0)	—

Income from continuing operations	3.7	10.3	2.9	8.4

Effective tax rate	26.8%	22.2%	28.5%	25.2%

Net sales For the three months ended June 28, 2008, net sales decreased by $5.6 million, or 4%, to $147.9 million from the comparable period last year. The sales decline was mitigated by the positive effect of $9.9 million related to the strengthening of international currencies versus the U.S. dollar over the period, most notably the Japanese yen and the Euro. Sales were flat on a sequential basis with the first quarter of calendar 2008, after a favorable currency effect of $1.9 million. Net sales for the first six months of fiscal 2008 were $296.2 million, down 5% from $313.1 million in the comparable year-ago period.

Sales of unit-driven products represented 62% of sales and capital-driven products represented 38% of total sales in the quarter ended June 28, 2008. For the second quarter of 2007 and the three months ended March 29, 2008 this split was 60%/40% and 64%/36%, respectively.

On a geographic basis, total sales to North America were 24%, Asia (excluding Japan) 37%, Europe 18% and Japan 21%. North America sales fell by the greatest percentage amount as international entities’ sales results were generally favorably affected by stronger exchange rates. Europe and Asia reported improved sales even after adjusting for exchange rate effects.

Gross profit Gross profit in the three months ended June 28, 2008 decreased by $5.6 million to $59.9 million, a decline of 9% from the $65.5 million for the three months ended June 30, 2007. The gross margin rate for the second quarter of 2008 was 40.5% versus 42.7% for the three months ended June 30, 2007 and 43.2% for the three months ended March 29, 2008.

For the first six months of 2008, gross profit was $123.9 million, down 8% from $134.0 million recorded in the first six months of 2007. As a percentage of net sales, gross margins for the first six months of the year were 41.8% compared to 42.8% in the comparable period a year ago.

The gross profit declines for the three-month and six-month period were primarily due to lower utilization of the Company’s production facilities and average selling price erosion compared to the year-ago periods. Gross margin was affected by approximately 180 basis points on a sequential basis by changes in the Company’s product mix. Despite significant increases in the price of oil and other commodities, price increases for the Company’s raw materials and purchased components were relatively modest on a year-over-year and sequential quarter basis.

Charges associated with obsolescence and excess inventory quantities were $1.2 million and $0.2 million higher, respectively, in the three months and six months ended June 28, 2008 compared to the comparable year-ago periods. Sequentially, such costs were $1.1 million greater in the second quarter of 2008 compared to the first quarter.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $2.7 million, or 7%, to $37.1 million in the three months ended June 28, 2008, down from $39.8 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, fell to 25.1% from 25.9% a year earlier. On a year-to-year basis, SG&A expenses fell by $0.8 million, or 1% to $80.4 million compared to $81.3 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, rose to 27.2% from 26.0% a year ago.

SG&A expenses decreased due to a decline in severance-related costs on a year-over-year basis of $1.2 and $0.8 million for the respective three-month and six-month periods. Also, there was the absence of $0.8 and $2.7 million in costs incurred in the three months and six months ended June 30, 2007, respectively, related to integration activities associated with the 2005 Mykrolis merger and other realignment activities. In addition, the year-over-year change in SG&A expenses also includes a decline in incremental share-based compensation expense of $1.1 million. Partially, offsetting this decrease was an increase of $3.0 million due to the effect of foreign currency translation.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses increased by $0.7 million, or 7%, to $10.4 million in the second quarter of fiscal 2008 as compared to $9.7 million for the same period in fiscal 2007. ER&D expenses increased $0.7 million, or 3%, to $20.9 million in the first six months of 2008 as compared to $20.2 million in the year-ago six-month period. Year-to-date ER&D expenses, as a percent of net sales, increased to 7.0% from 6.5%, reflecting the decrease in net sales.

Amortization of intangible assets Amortization of intangible assets was $4.6 million in the three months ended June 28, 2008 compared to $4.5 million in the year-ago period. Amortization of intangible assets was $9.6 million in the first six months of 2008 compared to $9.0 million in year-ago period. The increases are due to the additional amortization expense related to the amortizable intangibles of the specialty coatings business acquired in the third quarter of 2007.

Interest expense (income), net Net interest expense (income) was $0.1 million in the three months ended June 28, 2008 compared to $(2.6) million in the year-ago period. Net interest expense (income) was $0.1 million in the first six months of 2008 compared to $(5.4) million in year-ago period. The decreases reflect the significantly lower average net invested balance compared to the year-ago period and increase in the Company’s outstanding short-term borrowings and long-term debt.

Other expense (income), net Other expense in the three-month and six-month periods ended June 28, 2008 totaled $0.2 million and $0.9 million, respectively. Other income in the three-month and six-month periods ended June 30, 2007 both totaled $6.1 million and included a gain of $6.1 million on the sale of the Company’s interest in a privately held equity investment accounted for using the cost method. Proceeds from the sale totaled $6.6 million.

Income tax expense The Company recorded income tax expense of $2.0 million for the second quarter of 2008 compared to income tax expense of $4.5 million for the second quarter a year earlier. For the first six months of 2008, the Company recorded income tax expense of $3.4 million compared to income tax expense of $8.8 million in the comparable period in fiscal 2007.

The year-to-date effective tax rate was 28.5% in 2008 compared to 25.2% in 2007 period. In both periods, the Company’s tax rate was lower than U.S. statutory rates mainly due to the benefit of a tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate in both periods was also affected by lower tax rates in certain of the Company’s taxable jurisdictions. The 2007 effective tax rate was also lower due to legislation in Germany that provided the Company a corporate income tax refund of $0.8 million.

Discontinued operations The Company’s cleaning equipment business, classified as a discontinued operation, recorded losses in the three-month and six-month periods ended June 28, 2008 and June 30, 2007. The Company completed the sale of its cleaning equipment business in April 2008 for proceeds of $0.7 million. 2007 results for the cleaning equipment business included a pre-tax impairment charge of $2.4 million recorded in the second quarter associated with write-downs of long-lived assets to fair value less cost to sell and a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment.

Net income The Company recorded net income of $4.9 million, or $0.04 per diluted share, in the three-month period ended June 28, 2008 compared to net income of $14.8 million, or $0.11 per diluted share, in the three-month period ended June 30, 2007. The net earnings from continuing operations for the three-month period were $5.5 million, or $0.05 per diluted share, compared to $15.8 million, or $0.12 per diluted share, in the year ago period. Included in net earnings for the three-month period ended June 30, 2007 was other income of $6.1 million ($3.8 million after taxes, or $0.03 per diluted share) related to the sale of one of the Company’s equity investments.

For the six months ended June 28, 2008, the Company recorded net income of $7.8 million, or $0.07 per diluted share, compared to net income of $25.2 million, or $0.19 per diluted share, in the comparable period a year ago. The net earnings from continuing operations for the six-month period were $8.7 million, or $0.08 per diluted share, compared to $26.2 million, or $0.20 per diluted share, in the year ago period. As noted above, the results in 2007 include an after-tax gain of $3.8 million, or $0.03 per diluted share, related to the sale of one of the Company’s equity investments.

Liquidity and Capital Resources

Operating activities Cash provided in operating activities totaled $30.0 million in the six months ended June 28, 2008. Cash flow was provided by the Company’s net earnings of $7.8 million and various non-cash charges, including depreciation and amortization of $21.9 million and share-based compensation expense of $4.2 million. The net impact of changes in operating assets and liabilities, wherein declines in accrued liabilities and income taxes payable exceeded declines in accounts receivable and inventories, slightly offset the cash provided by earnings and non-cash charges.

Accounts receivable, net of foreign currency translation adjustments, decreased by $8.1 million. Despite the decline, the Company’s days sales outstanding stood at 66 days at June 28, 2008 compared to 63 days at the beginning of the year, reflecting both lower sales and an increase in accounts receivable balances due to foreign currency translation adjustments. Inventories declined by $3.7 million from December 31, 2007 due mainly to reduced production activity and improved inventory management.

Accounts payable and accrued expenses were $4.1 million lower than reported at December 31, 2007. This decrease mainly reflects the payment of calendar 2007 incentive compensation. The Company also made income tax payments of $12.2 million during the six months ended June 28, 2008.

Working capital at June 28, 2008 stood at $247.5 million, down from $256.9 million as of December 31, 2007, and included $132.4 million in cash and cash equivalents.

Investing activities Cash flow used in investing activities totaled $21.9 million in the six-month period ended June 28, 2008. Acquisition of property and equipment totaled $11.8 million, primarily for additions related to manufacturing equipment, tooling and information systems. The Company expects total capital expenditures to be approximately $30 million for calendar 2008.

In the first quarter of 2008, the Company invested $8.0 million to purchase a 14% equity interest in a privately-held Sunnyvale, California-based supplier of poly silicon products used to improve the productivity of semiconductor manufacturing diffusion processes.

In the second quarter of 2008, the Company invested $2.0 million to purchase a 4% equity interest of the equity in a privately held Menlo Park, California manufacturer of carbon nanotubes, a material with extraordinary electrical, mechanical, chemical, and thermal properties. Also in the second quarter, the Company made an additional $1.0 million equity investment in a chemical mechanical planarization (CMP) pad company based in Hillsboro, Oregon.

On July 13, 2008, the Company entered into an Agreement and Plan of Merger with privately held Poco Graphite, Inc. (POCO) to acquire POCO in an all-cash transaction valued at $158 million, subject to normal working capital adjustments and escrow funds to secure certain obligations of POCO. Based in Decatur, Texas, POCO is a leading provider of process-critical graphite-based consumables and finished products used in a variety of markets.

Completion of the transaction is subject to Hart-Scott-Rodino review and other customary conditions. Upon completion, which is expected to occur in the third quarter of 2008, POCO will become a wholly owned subsidiary of the Company. The Company expects to fund the acquisition with its existing cash balances and funds available from the Company’s credit facilities.

Financing activities Cash used in financing activities totaled $42.1 million during the six-month period ended June 28, 2008. The Company made payments of $19.3 million on outstanding borrowings. No proceeds from new borrowings were received during the period.

During the six-month period ended June 28, 2008, the Company purchased 3.3 million shares of its common stock at a total cost of $24.4 million under a Rule 10b-5-1 trading plan authorized by the Company’s Board of Directors. The Company received proceeds of $2.2 million in connection with common shares issued under the Company’s stock option and stock purchase plans.

On February 15, 2008, the Company entered into an unsecured domestic credit agreement with Wells Fargo Bank, National Association, as agent, and certain other banks. The agreement provides for a $230 million revolving credit facility (the Facility) for a period of five years with an uncommitted option to expand the Facility by up to $20 million provided that no default or event of default has occurred or is continuing at such time. The Facility replaces the Company’s credit agreement, executed in June 2007 between the Company and Wells Fargo Bank, National Association, as agent, and certain other banks. The Company generally may elect that the loans comprising each borrowing bear interest at a rate per annum equal to (a) the Base Rate equal to the higher of the Prime Rate then in effect and the Federal Funds Rate then in effect, plus 0.50% or (b) a LIBOR rate plus a LIBOR Margin ranging from 1.00% to 1.50% depending on leverage. As of June 28, 2008, there were no borrowings outstanding under the Facility.

As of June 28, 2008, the Company’s sources of available funds comprised $132.4 million in cash and cash equivalents, as well as funds available under various credit facilities. Entegris has an unsecured revolving credit agreement as described above with aggregate borrowing capacity of $230 million, with no borrowings outstanding at June 28, 2008. The Company also has a line of credit with two international banks that provide for borrowings of currencies for two of the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $7.9 million. There was $4.7 million in borrowings outstanding on these lines of credit at June 28, 2008.

At June 28, 2008, the Company’s shareholders’ equity stood at $853.6 million, up from $852.3 million at the beginning of the year. This increase reflected the Company’s net earnings of $7.8 million, foreign currency translation effects of $11.5 million, the proceeds of $2.2 million received in connection with shares issued under the Company’s stock option and stock purchase plans and the increase in additional paid-in capital of $4.2 million associated with the Company’s share-based compensation expense. These items were essentially offset by the repurchase and retirement of the Company’s common stock for $24.4 million under a 10b-5-1 trading plan.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at June 28, 2008 carries fixed rates of interest. The Company’s cash equivalents are highly liquid debt securities with original maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.8 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 28, 2008, the Company was party to forward contracts to deliver Korean Won, Malaysian Ringgits, Japanese Yen, Taiwanese Dollars, Singapore Dollars and Euros with notional values of approximately $2.0 million, $10.0 million, $56.5 million, $5.0 million, $5.0 million and $3.9 million, respectively.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 28, 2008. Based on its evaluation, and because of the material weaknesses in internal control over financial reporting referenced below, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 28, 2008.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s actions to remediate material weaknesses

As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on March 3, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over our financial reporting as of December 31, 2007 related to ineffective controls over the accounting for income taxes. Specifically, the Company did not have sufficient tax personnel with adequate expertise to effectively monitor and review the process to prepare the income tax provision. Because of this material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by COSO.

In addition, as previously reported in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2008 as filed with the Securities & Exchange Commission on August 7, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its quarter ended March 29, 2008, management identified a material weakness in the internal control over our financial reporting as of March 29, 2008 related to the combined effect of significant deficiencies in the Company’s accounting for intercompany profit elimination and the recording of inventory variances. Specifically, the Company’s process for calculating the amount of intercompany profit to eliminate in the Company’s consolidation was designed ineffectively and a journal entry review control related to the capitalization of inventory variances did not operate effectively during the quarter. As a result of the combined effect of these significant deficiencies and the material weakness in the internal control over financial reporting related to ineffective controls over the accounting for income taxes described above, management concluded that the Company did not maintain effective internal control over financial reporting as of March 29, 2008, based on the criteria established in “Internal Control—Integrated Framework” issued by COSO.

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

The Company is in the process of implementing the following remediation steps to address the significant deficiencies in its internal controls relating to intercompany profit elimination and the recording of inventory variances noted above:

•	Continuing to improve the Company’s procedures over the calculation, reconciliation and analysis of its intercompany profit elimination;

•	Enhancing procedures over journal entry preparation, documentation and review; and

•	Conducting additional training with personnel concerning journal entry preparation, documentation and review.

Management believes these new procedures, when fully implemented, will be effective in remediating the material weakness and significant deficiencies. However, the Company’s material weakness and significant deficiencies will not be considered remediated until the new internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of June 28, 2008.

As previously disclosed, on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by certain fluid separation systems and related assemblies used in photolithography applications manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of any infringing product. On April 30, 2004, the Court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On January 18, 2005, the Court issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005, based on certain prior art cited by Pall which it alleged raised questions as to the validity of the patents in suit. On February 17, 2005, the Company filed notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt and the award of attorneys’ fees. On June 13, 2007 the Court of Appeals issued an opinion dismissing Pall’s appeal for lack of jurisdiction and affirming the District Court’s order dissolving the preliminary injunction. On May 5, 2008, the United States District Court for the District of Massachusetts issued an order consolidating for the purposes of discovery this case with the two other cases pending before that Court as described below and entered a scheduling order with respect to fact discovery.

On April 6, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products. On October 23, 2006 the Company’s motion for preliminary injunction was argued before the court. On March 31, 2008, the Court issued a ruling denying the Company’s motion for a preliminary injunction. As noted above, on May 5, 2008, the Court issued an order consolidating for the purposes of discovery this case with the cases described in the preceding and immediately following paragraphs and entered a scheduling order with respect to fact discovery.

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by the defendant. It is believed that the EZD-3 Filter Assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. This case is currently in the preliminary stages. On September 6, 2007 the Company filed a motion to consolidate the above described 2003 case with the two foregoing 2006 cases. On May 5, 2008, this motion was granted for purposes of discovery and a scheduling order was entered for fact discovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended June 28, 2008.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008	626,147	$7.50	626,147	$28,500,000
May 2008	491,480	$7.55	491,480	$24,800,000
June 2008	516,000	$7.56	516,000	$20,900,000
Total	1,633,627	$7.53	1,633,627	$20,900,000

(1)	The Company announced on August 31, 2006, a plan to repurchase up to $150,000,000 of its outstanding common stock over a twelve to eighteen-month period. Approximately $100,600,000 of this stock repurchase program was effected pursuant to Accelerated Stock Buyback Agreements with Goldman Sachs & Co commenced in 2006 and completed during the third quarter of 2007. Approximately $49,400,000 is to be effected pursuant to a Rule 10b5-1 trading plan established by the Company on November 15, 2007, $4.1 million of which was transacted in 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on May 7, 2008. As of the record date for this meeting, March 20, 2008, there were 114,443,559 shares of the Company’s Common Stock issued and outstanding; proxies representing 106,274,252 shares were received. Set forth below is a tabulation of the votes cast for, against or withheld as well as broker non-votes and/or abstentions with respect to each item submitted for vote:

To approve the election of eight nominees as directors each to serve for a one year term expiring at the 2009 Annual Meeting of Stockholders.

Nominee	For	Withheld
Gideon Argov	101,539,978	4,734,274
Michael A. Bradley	102,220,777	4,053,475
Michael P.C. Carns	103,747,349	2,526,903
Daniel W. Christman	102,204,342	4,069,910
Gary F. Klingl	103,751,437	2,522,815
Roger D. McDaniel	102,141,007	4,133,245
Paul L.H. Olson	103,789,948	2,484,304
Brian F. Sullivan	103,830,797	2,443,455

	For	Against	Abstain
To ratify and approve the appointment of KMPG LLP as the Company’s independent registered public accounting firm for 2008.	105,283,190	963,057	28,004

To approve Entegris, Inc. Amended and Restated Incentive Plan to add performance criteria and limitations for awards.	104,387,514	1,367,164	519,574

To approve amendments to the Entegris, Inc. 2001 Equity Incentive Plan and the Entegris, Inc. 1999 Long Term Incentive and Stock Option Plan to add performance criteria and limitations for equity awards under those plans.	88,870,383	4,026,739	658,405

Item 6. Exhibits

10.1	Entegris, Inc. Amended and Restated Entegris Incentive Plan

10.2	Amendment Number Two to Entegris, Inc. 2001 Equity Incentive Plan

10.3	Amendment Number Three to Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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