Form 10-Q
period 2008-09-27
ENTEGRIS INC
filed 2008-11-06
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.01 Par Value	112,541,106

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2008

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 27, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$73,961	$160,655
Trade accounts and notes receivable, net of allowance for doubtful accounts of $512 and $499	107,928	112,053
Inventories	107,899	73,120
Deferred tax assets, deferred tax charges and refundable income taxes	31,671	23,238
Assets of discontinued operations and other assets held for sale	6,023	4,187
Other current assets	7,413	9,368

Total current assets	334,895	382,621

Property, plant and equipment, net of accumulated depreciation of $211,132 and $211,269	154,043	121,157

Other assets:
Goodwill	93,919	402,125
Other intangible assets, net	98,222	76,370
Deferred tax assets and other noncurrent tax assets	32,214	35,323
Other noncurrent assets	27,329	17,645

Total assets	$740,622	$1,035,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,562	$9,310
Short-term borrowings	4,728	17,802
Accounts payable	28,254	24,260
Accrued liabilities	51,348	57,659
Income taxes payable	1,987	12,493
Liabilities of discontinued operations	3,986	4,225

Total current liabilities	101,865	125,749

Long-term debt, less current maturities	118,742	20,373
Pension benefit obligations and other liabilities	22,136	21,320
Deferred tax liabilities and noncurrent income tax liabilities	43,281	15,490

Commitments and contingent liabilities	—	—

Shareholders’ equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 27, 2008 and December 31, 2007	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 112,661,140 and 115,355,560	1,127	1,154
Additional paid-in capital	685,995	701,510
Retained (deficit) earnings	(244,449)	145,462
Accumulated other comprehensive income	11,925	4,183

Total shareholders’ equity	454,598	852,309

Total liabilities and shareholders’ equity	$740,622	$1,035,241

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$145,789	$151,811	$441,963	$464,890
Cost of sales	90,391	86,301	262,690	265,378

Gross profit	55,398	65,510	179,273	199,512
Selling, general and administrative expenses	35,373	39,267	115,800	120,542
Engineering, research and development expenses	10,284	9,409	31,147	29,622
Amortization of intangible assets	4,858	4,716	14,497	13,702
Impairment of goodwill and intangible assets	379,810	—	379,810	—
Restructuring charges	3,332	—	3,332	—

Operating (loss) income	(378,259)	12,118	(365,313)	35,646
Interest expense (income), net	614	(140)	682	(5,516)
Other expense (income), net	947	53	1,823	(5,997)

(Loss) income before income taxes and other items below	(379,820)	12,205	(367,818)	47,159
Income tax expense	12,897	3,156	16,312	11,970
Equity in net loss (income) of affiliates	195	96	49	(8)

(Loss) income from continuing operations	(392,912)	8,953	(384,179)	35,197

Loss from operations of discontinued businesses, net of taxes	(90)	(536)	(940)	(651)
Impairment loss on assets of discontinued operations, net of taxes	—	—	(85)	(969)

Total discontinued operations, net of taxes	(90)	(536)	(1,025)	(1,620)

Net (loss) income	$(393,002)	$8,417	$(385,204)	$33,577

Basic (loss) earnings per common share:
Continuing operations	$(3.51)	$0.08	$(3.40)	$0.28
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net (loss) income	$(3.52)	$0.07	$(3.41)	$0.27

Diluted (loss) earnings per common share:
Continuing operations	$(3.51)	$0.08	$(3.40)	$0.28
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net (loss) income	$(3.52)	$0.07	$(3.41)	$0.26

Weighted shares outstanding:
Basic	111,796	114,333	112,942	125,251
Diluted	111,796	116,415	112,942	127,980

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Prepaid forward contract for share repurchase	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive (loss) income
Balance at December 31, 2006	132,771	$1,328	$793,058	$(5,000)	$228,936	$(2,342)	$1,015,980
Adoption of FIN No. 48	—	—	—	—	1,110	—	1,110

Adjusted beginning balance	132,771	$1,328	$793,058	$(5,000)	$230,046	$(2,342)	$1,017,090
Shares issued under stock option plans	4,277	42	28,674	—	—	—	28,716
Share-based compensation expense	—	—	8,453	—	—	—	8,453
Repurchase and retirement of common stock	(21,532)	(215)	(129,156)	5,000	(127,638)	—	(252,009)
Tax benefit associated with stock plans	—	—	4,435	—	—	—	4,435
Other, net of tax	—	—	—	—	—	(563)	(563)	69
Foreign currency translation	—	—	—	—	—	7,691	7,691	7,691
Net income	—	—	—	—	33,577	—	33,577	33,577

Total comprehensive income								$41,337

Balance at September 29, 2007	115,516	$1,155	$705,464	$—	$135,985	$4,786	$847,390

Balance at December 31, 2007	115,356	$1,154	$701,510	$—	$145,462	$4,183	$852,309
Shares issued under stock option plans	1,276	13	3,075	—	—	—	3,088
Share-based compensation expense	—	—	5,558	—	—	—	5,558
Repurchase and retirement of common stock	(3,971)	(40)	(24,148)	—	(4,707)	—	(28,895)
Other, net of tax	—	—	—	—	—	38	38	38
Foreign currency translation	—	—	—	—	—	7,704	7,704	7,704
Net loss	—	—	—	—	(385,204)	—	(385,204)	(385,204)

Total comprehensive loss								$(377,462)

Balance at September 27, 2008	112,661	$1,127	$685,995	$—	$(244,449)	$11,925	$454,598

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(In thousands)	September 27, 2008	September 29, 2007
Operating activities:
Net (loss) income	$(385,204)	$33,577
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	1,025	1,620
Depreciation	18,776	18,892
Amortization	14,497	13,702
Share-based compensation expense	5,558	8,453
Impairment of goodwill	379,810	—
Impairment of equity investments	1,102	—
Impairment of property and equipment	—	394
Provision for doubtful accounts	(140)	(226)
Deferred tax valuation allowance	26,924	—
Provision for deferred income taxes	(14,771)	1,227
Excess tax benefit from employee stock plans	—	(2,645)
Charge for fair value mark-up of acquired inventory sold	5,718	736
Equity in net loss (earnings) of affiliates	49	(8)
Loss (gain) on sale of property and equipment	247	(95)
Gain on sale of equity investments	—	(6,068)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	14,169	26,042
Inventories	3,232	15,069
Accounts payable and accrued liabilities	(9,723)	(10,170)
Other current assets	2,371	13
Income taxes payable	(22,230)	(1,248)
Other	316	(76)

Net cash provided by operating activities	41,726	99,189

Investing activities:
Acquisition of property and equipment	(19,194)	(21,435)
Acquisition of businesses, net of cash overdraft	(161,973)	(41,844)
Purchases of equity investments	(10,982)	(6,126)
Proceeds from sale of equity investments	—	6,568
Proceeds from sale of property and equipment	1,029	2,017
Purchases of short-term investments	—	(269,822)
Proceeds from sale or maturities of short-term investments	—	390,915
Other	—	(4,926)

Net cash (used in) provided by investing activities	(191,120)	55,347

Financing activities:
Principal payments on short-term borrowings and long-term debt	(48,406)	(27,315)
Proceeds from short-term and long-term borrowings	133,000	62,000
Issuance of common stock	3,088	28,716
Repurchase and retirement of common stock	(28,895)	(252,009)
Payments for debt issue costs	(622)	—
Excess tax benefit from employee stock plans	—	2,645

Net cash provided by (used in) financing activities	58,165	(185,963)

Discontinued operations:
Net cash used in operating activities	(343)	(1,076)
Net cash provided by investing activities	735	—

Net cash provided by (used in) discontinued operations	392	(1,076)

Effect of exchange rate changes on cash and cash equivalents	4,143	3,570

Decrease in cash and cash equivalents	(86,694)	(28,933)
Cash and cash equivalents at beginning of period	160,655	154,806

Cash and cash equivalents at end of period	$73,961	$125,873

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of September 27, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 27, 2008 and September 29, 2007, and shareholders’ equity and comprehensive income and cash flows for the nine months ended September 27, 2008 and September 29, 2007.

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

In the second quarter ended June 28, 2008, the Company identified certain errors in its inventory accounts related to its fiscal year ended December 31, 2007. The impact of correcting these errors in the second quarter ended June 28, 2008 decreased cost of goods sold by $0.7 million with a corresponding increase to inventory. Associated with the correction of this error, the Company increased income tax expense by $0.2 million with a corresponding increase to income taxes payable resulting in an increase in net income of $0.5 million. Neither the origination nor the correction of the errors was material to the Company’s condensed consolidated financial statements.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year.

2. IMPAIRMENT OF GOODWILL

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tested for impairment of its goodwill in connection with its annual impairment test of goodwill as of August 31, 2008 and due to events and changes in circumstances through the end of the third quarter of fiscal 2008 the Company had a second trigger event that indicated impairments had occurred. In addition, the Company tested for impairment its long-lived assets (principally property, plant and equipment and intangibles) in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The factors deemed by management to have collectively constituted impairment triggering events included a significant decrease in the Company’s market capitalization as of its annual impairment date and as of September 27, 2008, which was significantly below the recorded value of its consolidated net assets, and a significant decline in the current and forecasted business environment. As a result of the impairment assessments, the Company recorded impairment charges of goodwill of $379.8 million during the three and nine months ended September 27, 2008.

Goodwill

The Company assesses goodwill for impairment annually as of August 31, and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of the reporting unit is compared to its carrying value. For purposes of assessing impairment under SFAS No. 142, the Company is a single reporting unit. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment assessment is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

Through the third quarter of fiscal 2008, the Company experienced a sustained and significant decline in its stock price. As a result of the decline in stock price and a significant decline in the current and forecasted business environment, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets during the third quarter of fiscal 2008.

Based on the results of the Company’s initial assessment of impairment of its goodwill (step 1), it was determined that the consolidated carrying value of the Company exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment assessment to determine the implied fair value of goodwill. In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The result of the analysis indicated that the implied value of the Company’s goodwill was $93.9 million and accordingly, the Company wrote off $379.8 million of goodwill.

Long-Lived Assets

In accordance with SFAS No. 144, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In connection with the triggering events discussed above, during the third quarter of fiscal year 2008 the Company determined that none of its long-lived assets were impaired for its asset groups. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups, which were greater than their carrying values. As required under U.S. generally accepted accounting principles, the SFAS No. 144 impairment analysis occurred before the SFAS No. 142 goodwill impairment assessment. Due to the decline in the Company’s market capitalization and the uncertain economic environment within the semiconductor industry, the Company can provide no assurance that material impairment charges of long-lived assets will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

3. ACQUISITION

On August 11, 2008, Entegris acquired Poco Graphite, Inc (POCO). Based in Decatur, Texas, POCO is a leading provider of process-critical, graphite-based consumables and finished products used in a variety of markets, including semiconductor, EDM (electrical discharge machining), medical, opto-electronic, aerospace and specialty industrial. The intent of the acquisition was to extend the Company’s position in the semiconductor market and to add new complementary growth opportunities in other high-performance industries.

The Company paid cash consideration of $162.0 million for POCO, subject to normal working capital adjustment provisions and extensive escrow fund arrangements to secure certain environmental and export compliance obligations of POCO. This acquisition was accounted for under the purchase method of accounting. The Company’s condensed consolidated financial statements for the period ended September 27, 2008 include the net assets, recorded at their fair value, and results of operations of POCO from August 11, 2008, the date of acquisition. Pro forma results are not included since this acquisition does not constitute a material business combination.

Allocation of Purchase Price

The purchase price for POCO has been preliminarily allocated based on the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the fair valuation of certain net assets and liabilities is still being finalized.

(In thousands)
Book value of net assets acquired	$55,354
Less existing goodwill and other intangible assets	—

Book value of tangible net assets acquired	55,354

Remaining allocation:
Increase inventories to fair value (a)	17,584
Increase property, plant and equipment to fair value (b)	10,725
Record identifiable intangible assets (c)	36,400
Decrease other net assets to fair value	(688)
Adjustments to tax-related liabilities (d)	(22,668)
Goodwill (e)	65,266

Purchase price	$161,973

The following table summarizes the preliminary allocation of the POCO purchase price to the fair values of the assets acquired and liabilities assumed:

(In thousands)
Accounts receivable, inventories and other current assets	$58,756
Property, plant and equipment	35,966
Other intangible assets	36,400
Goodwill	65,266

Total assets acquired	196,388

Current liabilities	(6,773)
Other liabilities	(27,642)

Total liabilities assumed	(34,415)

Net assets acquired	$161,973

(a)	The fair value of acquired inventories was determined as follows:

•	Finished goods – the estimated selling price less the cost of disposal and reasonable profit for the selling effort.

•	Work in process – the estimated selling price of finished goods less the cost to complete, cost of disposal and reasonable profit on the selling and remaining manufacturing efforts.

•	Raw materials – estimated current replacement cost, which equaled POCO’s historical cost.

The increase in inventories to record the fair values of finished goods and work in process was as follows:

(In thousands)
Finished goods	$5,898
Work in process	11,686

Total	$17,584

(b)	The fair value of acquired property, plant and equipment was valued at its value-in-use. Assets to be disposed of were valued at prevailing market rates.
(c)	The Company worked with independent valuation specialists to determine the fair value of identifiable intangible assets, which were as follows:

(In thousands of dollars)	Fair value	Useful life in years	Weighted average life in years
Developed technology	$18,500	10	10
Trade names	6,500	15	15
Customer relationships	11,300	15	15
Covenant Non-Compete	100	2	2

Total	$36,400

The total weighted average life of identifiable intangible assets acquired from POCO that are subject to amortization is 12.4 years.

Developed technology represents the technical processes, intellectual property, and institutional understanding that were acquired with the POCO acquisition with respect to products, compounds and/or processes for which development had been completed.

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

(d)	Gives the effect of the estimated tax effects of the acquisition.

(e)	In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No.142), the goodwill associated with the merger will not be amortized. None of the goodwill is deductible for tax purposes. The goodwill recorded in connection with the acquisition is expected to be realized through the benefits of cost-saving synergies associated with the leveraging of the Company’s administrative functions as well as the enhancement of sales and marketing of the Company’s product offerings through the Company’s global network.
(f)	Subsequent to the end of the third quarter, the Company agreed with the sellers of POCO on a working capital adjustment of $0.8 million, which was paid to the sellers on October 31, 2008.

4. DISCONTINUED OPERATIONS

In June 2007, the Company announced its intent to divest its cleaning equipment business. The cleaning equipment business sells precision cleaning systems to semiconductor and hard disk drive customers for use in their manufacturing operations. In conjunction with the establishment of management’s plan to sell the cleaning equipment business, the fair value of the assets of that business was tested for impairment and, as required, adjusted to fair value less costs to sell. During 2007 the Company determined that long-lived assets were impaired and accordingly recorded a pretax charge of $2.6 million to “Impairment loss on assets of discontinued operations.” The assets and liabilities of the cleaning equipment business have been classified as “Assets of discontinued operations and assets held for sale” and “Liabilities of discontinued operations” in the accompanying consolidated balance sheets. The Company sold the operating assets of the cleaning equipment business in April 2008 for proceeds of $0.7 million, essentially equal to the carrying value of the assets sold.

The condensed consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

(In thousands)	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$—	$874	$570	$4,404

Loss from discontinued operations, before income taxes	$(142)	$(859)	$(1,634)	$(3,467)
Income tax benefit	52	323	609	1,847

Loss from discontinued operations, net of taxes	$(90)	$(536)	$(1,025)	$(1,620)

Assets of discontinued operations and other assets held for sale shown in the consolidated balance sheet as of September 27, 2008 include the remaining net assets of the cleaning equipment business, carried at $3.1 million, and a building located in Gilroy, California unrelated to the cleaning equipment business held for sale and carried at $2.9 million. Assets of discontinued operations and other assets held for sale shown in the consolidated balance sheet as of December 31, 2007 include the net assets of the cleaning equipment business carried at $4.2 million.

5. DERIVATIVE FINANCIAL INSTRUMENTS

During the quarter ended March 31, 2007, the Company entered into a 10-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of 2.4 billion Japanese yen and $20 million that matured on November 30, 2007. This swap hedged a portion of the Company’s net investment in its Japanese subsidiary. During the term of this transaction, the

Company remitted to, and received from, its counterparty interest payments based on rates that were reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company designated this hedging instrument as a hedge of a portion of the net investment in its Japanese subsidiary, and used the spot rate method of accounting to value changes of the hedging instrument attributable to currency rate fluctuations. Accordingly, during the nine months ended September 29, 2007, a $0.9 million adjustment in the fair market value of the hedging instrument related to changes in the spot rate was recorded as a charge to “Foreign currency translation” within other comprehensive income in shareholders’ equity to offset changes in a portion of the yen-denominated net investment in the Company’s Japanese subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive income will remain there until the net investment is liquidated. The Company recorded $0.3 million and $0.6 million in interest income during the three months and nine months ended September 29, 2007 in connection with this cross-currency interest rate swap.

6. INVENTORIES

Inventories consist of the following:

(In thousands)	September 27, 2008	December 31, 2007
Raw materials	$23,905	$21,237
Work-in process	19,679	3,496
Finished goods(a)	63,576	47,455
Supplies	739	932

Total inventories	$107,899	$73,120

(a)	Includes consignment inventories held by customers of $5.2 million and $6.4 million at September 27, 2008 and December 31, 2007, respectively. Inventory on hand at September 27, 2008 includes $43.8 million from the Company’s POCO entity, including $11.9 million of remaining unamortized fair market value write-up of inventory acquired in the acquisition of POCO that will be charged to cost of goods sold as the acquired inventory is sold.

7. INTANGIBLE ASSETS AND GOODWILL

As of September 27, 2008, the Company recognized $93.9 million of goodwill on its consolidated balance sheet. The reduction from the $402.1 million balance reflected at December 31, 2007 mainly reflects the $379.8 million impairment charge recorded in the three-month period ended September 27, 2008. (See Note 2 for further discussion) The impairment charge and other changes to goodwill are reflected in the table below.

The changes to the carrying amount of goodwill for the nine months ended September 27, 2008 are as follows:

(In thousands)	Nine months ended September 27, 2008
Beginning of period	$402,125
Foreign currency translation	6,545
Acquisition of POCO Graphite, Inc.	65,266
Adjustment to Mykrolis purchase price allocation	(266)
Adjustment to specialty coatings acquisition purchase price allocation	59
Impairment charge	(379,810)

End of period	$93,919

Other intangible assets, net of amortization, of approximately $98.2 million as of September 27, 2008, are being amortized over useful lives ranging from 2 to 15 years and are as follows:

	As of September 27, 2008
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$14,751	$3,104
Developed technology	74,988	33,895	41,093
Trademarks and trade names	15,500	6,616	8,884
Customer relationships	55,400	11,301	44,099
Employment and noncompete agreements	3,507	3,123	384
Other	4,151	3,493	658

	$171,401	$73,179	$98,222

	As of December 31, 2007
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$13,323	$4,532
Developed technology	56,488	26,203	30,285
Trademarks and trade names	9,000	5,513	3,487
Customer relationships	44,100	7,888	36,212
Employment and noncompete agreements	3,407	2,893	514
Other	4,203	2,863	1,340

	$135,053	$58,683	$76,370

Aggregate amortization expense for the three months and nine months ended September 27, 2008 amounted to $4.9 million and $14.5 million, respectively. Estimated amortization expense for calendar years 2008 to 2012 and thereafter is approximately $19.3 million, $19.0 million, $12.8 million, $9.6 million, $8.9 million and $43.1 million, respectively.

8. INVESTMENTS

In March 2008, the Company invested $8.0 million to purchase 14% (on a fully diluted basis) of the equity of Integrated Materials, Inc., a privately held Sunnyvale, California-based supplier of polysilicon products used to improve the productivity of semiconductor manufacturing diffusion processes. Subsequent to the end of the third quarter, the Company invested an additional $0.6 million in a subordinated promissory note of Integrated Materials, Inc., payable April 14, 2009.

In June 2008, the Company invested $2.0 million to purchase 4% of the equity of Unidym Inc., a privately held manufacturer of carbon nanotubes, a material with unique electrical, mechanical, chemical, and thermal properties.

In June 2008, the Company also invested an additional $1.0 million in a privately held chemical mechanical planarization (CMP) pad company. Based upon the pricing of this investment, the Company determined that its previous investment of $1.5 million in this same company was partially impaired. Accordingly, the Company recognized an impairment loss of $0.8 million in the second quarter that was classified in other expense.

The Company recognized an impairment loss of $0.3 million in the third quarter on another equity investment that was classified in other expense.

Each of the above investments is accounted for under the cost method.

9. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and nine-month periods ended September 27, 2008 and September 29, 2007:

	Three months ended		Nine months ended
(In thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Balance at beginning of period	$1,882	$2,208	$1,306	$1,824
Accrual for warranties issued during the period	434	215	1,782	1,381
Adjustment of unused previously recorded accruals	(471)	(283)	(674)	(443)
Settlements during the period	(354)	(147)	(923)	(769)

Balance at end of period	$1,491	$1,993	$1,491	$1,993

10. GENERAL SEVERANCE AND RESTRUCTURING COSTS

For the three-month and nine-month periods ended September 27, 2008 and September 29, 2007, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

	Three months ended		Nine months ended
(In thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Accrued liabilities at beginning of period	$5,773	$6,106	$6,209	$6,497
Provision	3,951	633	8,180	5,803
Payments	(2,142)	(1,532)	(6,807)	(7,093)

Accrued liabilities at end of period	$7,582	$5,207	$7,582	$5,207

Global restructuring

In the third quarter of 2008, the Company announced the appointment of a new Chief Operating Officer. In conjunction with this change in executive management, the Company initiated a global business restructuring of its sales and marketing function, manufacturing operations, and realignment of the global supply chain and other ancillary operational functions. Associated with these changes, the Company recorded $3.3 million in restructuring charges for the three months ended September 27, 2008. As part of the business restructuring, the Company will be taking further steps to reduce its operating expenses, including the streamlining of its management structure.

Related to these cost reduction initiatives, the Company announced on November 4, 2008 that it will close the larger of its two manufacturing facilities in Chaska, Minnesota and will transfer production to its other existing facilities (see Note 18). No restructuring charges associated with the plant closure were incurred in the third quarter of 2008.

Selling, general and administrative expense reductions

In order to adjust the Company’s operations to changing business conditions in March 2008, the Company terminated approximately 75 employees. In connection with these reductions, the Company recorded severance charges of $0.7 million and $4.8 million for the three months and nine months ended September 27, 2008, respectively, related to employee severance and retention costs (generally over the employees’ required remaining term of service) that are primarily classified as selling, general and administrative expenses. The affected employees are generally no longer employed by the Company and will receive payments for up to 21 months from this accrual.

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

Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $9,000 and $0.1 million for the three months and nine months ended September 27, 2008, respectively. Other costs of zero and $45,000 related to fixed asset write-offs, classified in Cost of Sales, were also recorded for the three months and nine months ended September 27, 2008, respectively.

The Company’s facility in Gilroy became available for sale during the first quarter ended March 29, 2008 and was classified in assets held for sale at September 27, 2008 at a carrying value of $2.9 million.

Bad Rappenau Facility

In November 2005, the Company announced that it would close its manufacturing plant located in Bad Rappenau, Germany and relocate the production of products made in that facility to other existing manufacturing plants located in the United States and Asia. In addition, the Company moved its Bad Rappenau administrative center to Dresden, Germany. In connection with these actions, the Company incurred charges of $7.5 million for employee severance and retention costs (generally over the employees’ required remaining term of service) and asset impairment and accelerated depreciation. Severance and retention costs, mainly classified as selling, general and administrative expense, totaled $(0.1) million for the nine months ended September 29, 2007. Other costs of $0.4 million, related to fixed asset write-offs and accelerated depreciation classified in Cost of Sales, were also recorded for the nine months ended September 29, 2007.

The Company’s facility in Bad Rappenau became available for sale during the third quarter of 2006 and was classified in assets held for sale as of December 31, 2006 at a carrying value of $2.2 million. During the second quarter of 2007, the Company sold the facility for $1.9 million.

11. REVOLVING CREDIT AGREEMENT

On February 15, 2008, the Company entered into a credit agreement with Wells Fargo Bank National Association, as agent, and certain other banks. The agreement provides for a $230 million revolving credit facility (the Facility) for a period of five years with an uncommitted option to expand the Facility by up to $20 million provided that no default or event of default has occurred or is continuing at such time. The Facility replaced the Company’s credit agreement executed in 2007 between the Company and Wells Fargo Bank National Association, as agent, and certain other banks. Under the Facility, the Company generally may elect that the loans comprising each borrowing bear interest at a rate per annum equal to (a) the Base Rate equal to the higher of the Prime Rate then in effect and the Federal Funds Rate then in effect, plus 0.50% or (b) a LIBOR rate plus a LIBOR Margin ranging from 1.00% to 1.50% depending on leverage.

The Facility is guaranteed by the Company’s material direct and indirect subsidiaries that are treated as domestic for tax purposes. In addition, the Company is obligated to pledge 65% of the stock of each material subsidiary which is treated as foreign for tax purposes and owned by a domestic entity. The Facility requires that the Company comply on a quarterly basis with certain financial covenants, including leverage and interest coverage ratio covenants. In addition, the Facility includes negative covenants, subject to exceptions, restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, sell assets, engage in mergers, acquisitions and other business combinations, declare dividends or redeem or repurchase capital stock. The Facility also contains customary representations, warranties, covenants and events of default.

The Company borrowed $133.0 million under the facility during the quarter ended September 27, 2008 with $104.0 million outstanding at the end of the period.

12. SHARE-BASED COMPENSATION EXPENSE

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)). Total share-based compensation expense recorded under SFAS No. 123(R) for the nine months ended September 27, 2008 and September 29, 2007 was $6.0 million and $8.6 million, respectively.

Share-based payment awards in the form of restricted stock awards for 0.8 million shares were granted to employees during the nine months ended September 27, 2008 and September 29, 2007. The awards vest annually over a four-year period. Compensation expense for these awards is based on the grant date fair value of the Company’s common stock and is being recognized using the straight-line single-option method based on the portion of share-based payment awards ultimately expected to vest. The weighted average grant date fair value of these share-based payment awards was $7.08 per share and $11.23 per share in 2008 and 2007, respectively.

Share-based payment awards in the form of stock option awards for 0.9 million options were granted to employees during the nine months ended September 27, 2008. The awards vest annually over a three-year period and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted:

Employee stock options:	Nine months ended September 27, 2008
Volatility	36.0%
Risk-free interest rate	3.3%
Dividend yield	0%
Expected life (years)	4 years
Weighted average fair value per option	$2.28

During the nine months ended September 27, 2008 and September 29, 2007, the Company also made awards of restricted stock to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans for up to 0.5 million shares and 0.9 million shares, respectively. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives. Accordingly, the Company recorded $0.2 million and $1.5 million in share-based compensation expense related to Performance Share awards for the nine-months ended September 27, 2008 and September 29, 2007, respectively.

13. INCOME TAXES

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates for the nine-month period ended September 27, 2008 as follows:

(In thousands)	Nine months ended September 27, 2008
Expected federal income tax at statutory rate	$(128,736)
State income taxes before valuation allowance, net of federal tax effect	(993)
Effect of foreign income	(1,735)
Nondeductible goodwill	119,182
Valuation allowance	26,924
Other items, net	1,670

Income tax expense (benefit)	$16,312

As reported in the Company’s consolidated financial statements and notes contained in its Form 10-K for the year ended December 31, 2007, the Company has certain deferred tax assets which had no valuation allowance recorded. The unrecognized deferred tax assets relate primarily to net operating loss carryovers, general business credit carryovers, and tax credits carryforwards.

Generally, the provisions of SFAS No. 109 require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Statement 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.

As a result of the recent market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its assets, have become unfavorable. As of September 27, 2008 the Company has a net deferred tax asset position of $26.7 million which is composed of temporary differences and various credit carryforwards. Management has considered the positive and negative evidence for the potential utilization of the net deferred tax asset based upon an application of the principles of SFAS No. 109 and related accounting pronouncements. Management has concluded that it is not more likely than not that the Company will realize the net deferred tax asset and thus is required to provide an allowance for a portion of the net deferred tax assets management has concluded will not be utilized.

As a result, the Company recorded a deferred tax asset valuation allowance in the third quarter of 2008 of $26.9 million, which is included in income tax expense for both the three-month and nine-month periods ended September 27, 2008.

14. OTHER INCOME

Other income in the nine-month period ended September 29, 2007 included a second quarter gain of $6.1 million ($3.8 million after taxes) on the sale of the Company’s interest in a privately-held equity investment accounted for using the cost method. Proceeds from the sale totaled $6.6 million.

15. (LOSS) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per common share.

	Three months ended		Nine months ended
(In thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Basic (loss) earnings per share-weighted common shares outstanding	111,796	114,333	112,942	125,251
Weighted common shares assumed upon exercise of stock options and vesting of restricted stock	—	2,082	—	2,729

Diluted (loss) earnings per share-weighted common shares and common shares equivalent outstanding	111,796	116,415	112,942	127,980

The effect of the inclusion of stock options and unvested restricted common stock for the three-month and nine-month periods ended September 27, 2008 would have been anti-dilutive.

16. FAIR VALUE MEASUREMENTS

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government Treasury securities.

Level 2	Pricing inputs are other-than-quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

The Company also adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS No. 159), effective January 1, 2008. SFAS No. 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recorded at fair value. Upon the adoption of SFAS No. 159, the Company did not elect to apply the fair value provisions to any of the items set forth in SFAS No. 159.

Assets and liabilities measured at fair value on a recurring basis include the following as of September 27, 2008:

Derivatives

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivative instruments are accounted for as a hedge transaction under the provisions of SFAS No. 133 as of September 27, 2008. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. As of September 27, 2008, the Company held eight foreign currency forward contracts with a notional amount of $85.1 million hedging Euros, Malaysian Ringgits, Taiwanese Dollars, Singapore Dollars, and Japanese Yen. As of September 27, 2008, such instruments represented an asset with a fair value of $0.3M based on quotations from the financial institutions, which management considers a level 2 input.

17. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for the Company January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for the Company January 1, 2009. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company January 1, 2009. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company January 1, 2009. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for the Company January 1, 2009. The application of FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company January 1, 2009. The application of EITF Issue No. 07-5 will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for the Company January 1, 2009. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial statements.

18. SUBSEQUENT EVENT

On October 16, 2008 the Company invested an additional $0.6 million in a subordinated promissory note of Integrated Materials, Inc., payable April 14, 2009.

On October 30, 2008 the Company agreed with the sellers of POCO on a working capital adjustment in the amount of $0.8 million; this amount was paid to the sellers on October 31, 2008.

On November 4, 2008 the Company announced that it would close the larger of its two manufacturing facilities in Chaska, Minnesota and will transfer production to its other existing facilities. The closure, which will impact approximately 200 jobs or approximately 7 percent of the Company’s worldwide workforce, is expected to be completed in 2009.

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

The Company offers a diverse product portfolio which includes more than 16,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane-based liquid filters and housings, metal-based gas filters and resin-based gas purifiers, as well as PVA roller brushes for use in post-CMP cleaning applications. The Company’s capital expense driven products include its process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes. With its August 2009 acquisition Poco Graphite, Inc. (described below), the Company added process-critical, graphite-based consumables and finished products used in a variety of markets to its portfolio of products.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2008 end March 29, 2008, June 28, 2008, September 27, 2008 and December 31, 2008. Unaudited information for the three and nine months ended September 27, 2008 and the financial position as of September 27, 2008 and December 31, 2007 are included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to the risks and uncertainties described under “Cautionary Statements” below. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes, which are included elsewhere in this report.

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

Summary of Financial Results for the Three Months and Nine Months Ended September 27, 2008

For the three months ended September 27, 2008, net sales decreased by $6.0 million, or 4%, to $145.8 million from the comparable period last year, primarily as a result of lower capital spending in the semiconductor industry. The sales decline was mitigated by the inclusion of product sales of $9.8 million from POCO Graphite, Inc. (POCO), which was acquired on August 11, 2008, and the positive currency effect of $5.2 million primarily related to the year-over-year strengthening of the Japanese yen and the Euro versus the U.S. dollar. Excluding POCO sales and the impact of currency effects, net sales decreased 6% on a sequential basis from the second quarter of 2008.

For the nine-month period ended September 27, 2008, net sales decreased 5% to $442.0 million from the comparable period last year, despite the positive effect of approximately $23.8 million related to the year-over-year strengthening of certain international currencies versus the U.S. dollar and the inclusion of product sales of $9.8 million from POCO. Excluding POCO sales and the impact of currency, net sales decreased 12%.

As noted above, on August 11, 2008 the Company acquired POCO for cash consideration of $162.0 million, subject to normal working capital adjustment provisions and extensive escrow fund arrangements to secure certain obligations of POCO. Based in Decatur, Texas, POCO is a leading provider of process-critical, graphite-based consumables and finished products used in a variety of markets. The acquisition was funded with a combination of existing cash balances and funds available from the Company’s credit facilities.

The Company reported lower gross profits and a lower gross margin for both the three-month and nine-month periods compared to the prior year periods. This reflected lower utilization of the Company’s production facilities, average selling price erosion of 1.2% and the $5.7 million reduction in gross profit associated with the write-up of inventory to fair value in connection with the POCO acquisition.

The Company reported a loss from continuing operations of $392.9 million for the three-month period compared to income from continuing operations of $9.0 million in the comparable prior year period. The loss was substantially attributable to a goodwill impairment charge of $379.8 million ($365.2 million, net of tax). The goodwill impairment charge, described in Note 2 to the Company’s condensed consolidated financial statements, has no impact on the Company’s liquidity, cash flows from operating activities, or debt covenants.

During the nine months ended September 27, 2008, the Company’s operating activities provided cash flow of $41.7 million, as the cash generated by the Company was slightly offset by the net negative impact of the net change in operating assets and liabilities. Cash, cash equivalents and short-term investments were $74.0 million at September 27, 2008 compared with $160.7 million at December 31, 2007.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, goodwill, long-lived assets, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances and historical bad debts write-off experience when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $0.5 million at both September 27, 2008 and December 31, 2007, respectively.

An allowance for sales returns and allowances is established based on historical trends and current trends in product returns. At September 27, 2008 and December 31, 2007, the Company’s reserve for sales returns and allowances was $2.1 million and $2.0 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of manufacturing cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or they are fully reserved. In addition, reserves are established for inventory quantities in excess of forecasted demand. Inventory reserves were $8.7 million and $8.9 million at September 27, 2008 and December 31, 2007, respectively.

The Company’s inventories comprise materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current analyses suggest, additional inventory write-downs or valuation allowances may be required and would be reflected in Cost of Sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its molding equipment, and its intangible assets, are present. If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset group over its respective fair values. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset groups determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful life of the assets.

The Company assesses the impairment of goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s annual impairment test is performed as of August 31. Factors considered important which could trigger an impairment review, and potentially an impairment charge, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the Company’s overall business strategy;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s stock price for a sustained period, resulting in the Company’s market capitalization being below its net book value.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tested for impairment of its goodwill in connection with its annual impairment test of goodwill as of August 31, 2008 and due to events and changes in circumstances through the end of the third quarter of fiscal 2008 the Company had a second trigger event that indicated impairments had occurred.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Company’s net assets exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to determine the implied fair value of its goodwill. The result of the analysis indicated there was $93.9 million remaining implied value attributable to the Company’s goodwill and, accordingly, the Company wrote off $379.8 million of goodwill as of September 27, 2008. (See Note 2 to the condensed consolidated financial statements.)

In connection with the triggering events discussed above, during the third quarter of fiscal year 2008 the Company determined that none of its long-lived assets were impaired for its asset groups. The determination was based on management’s review and analysis of the estimated undiscounted cash flows for the Company’s asset groups, all of which were greater than their carrying values. As required under U.S. generally accepted accounting principles, the SFAS No. 144 impairment analysis occurred before the SFAS No. 142 goodwill impairment assessment.

Income Taxes In the preparation of the Company’s condensed consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet.

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets based on all available evidence. During the three-month period ended September 27, 2008, the Company recorded a $26.9 million valuation allowance against deferred tax assets which, in management’s estimate, cannot be determined to be more likely than not to be realized. The Company carried no valuation allowance against its deferred tax assets at December 31, 2007.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual

The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At September 27, 2008 and December 31, 2007, the Company’s accrual for estimated future warranty costs was $1.5 million and $1.3 million, respectively.

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

Share-based Compensation Expense

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Under SFAS No. 123(R), the Company must estimate the value of employee stock option and restricted stock awards on the date of grant.

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

Because share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been recorded net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R) in future periods, the share-based compensation expense recorded under SFAS No. 123(R) may differ significantly from what was recorded in the current period.

Certain restricted stock and restricted stock unit awards under the Company’s incentive stock plans provide that stock will be issued only upon the achievement of performance conditions

(Performance Shares). Such performance shares become available subject to time-based vesting conditions if, and to the extent that, financial performance criteria for the applicable fiscal year or multi-year period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial performance objectives for the applicable period. Each quarter prior to the completion of the performance period, the Company estimates the number of performance shares more likely than not to be earned based on an evaluation of the probability of achieving the performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change the Company’s evaluation of the probability of achieving the performance objectives. Accordingly, share-based compensation expense associated with performance shares recorded under SFAS No. 123(R) may differ significantly from the amount recorded in the current period.

Three and Nine Months Ended September 27, 2008 Compared to Three and Nine Months Ended September 29, 2007

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.0	56.8	59.4	57.1

Gross profit	38.0	43.2	40.6	42.9
Selling, general and administrative expenses	24.3	25.9	26.2	25.9
Engineering, research and development expenses	7.1	6.2	7.0	6.4
Amortization of intangible assets	3.3	3.1	3.3	2.9
Impairment of goodwill	260.5	—	85.9	—
Restructuring charges	2.3	—	0.8	—

Operating (loss) income	(259.5)	8.0	(82.7)	7.7
Interest (expense) income, net	(0.4)	0.1	(0.2)	1.2
Other (expense) income, net	(0.6)	—	(0.4)	1.3

(Loss) income before income taxes and other items below	(260.5)	8.0	(83.2)	10.1
Income tax expense	8.8	2.1	3.7	2.6
Equity in net loss (income) of affiliates	0.1	0.1	—	—

(Loss) income from continuing operations	(269.5)	5.9	(86.9)	7.6

Effective tax rate	(3.4)%	25.9%	(4.4)%	25.4%

Net sales For the three months ended September 27, 2008, net sales decreased by $6.0 million, or 4%, to $145.8 million from the comparable period last year. The sales decline was mitigated by the positive effect of $5.2 million related to the strengthening of the Japanese Yen and the Euro. Sales of POCO’s products totaled $9.8 million for the third quarter. Sales were flat on a sequential basis with the second quarter of calendar 2008, after an unfavorable currency effect of $2.6 million offset by the $9.8 million sales from POCO. Net sales for the first nine months of fiscal 2008 were $442.0 million, down 5% from $464.9 million in the comparable prior year period. The year-to-date currency impact was a favorable $23.8 million.

Sales of unit-driven products represented 65% of sales and capital-driven products represented 35% of total sales in the quarter ended September 27, 2008. For the third quarter of 2007 and the three months ended June 28, 2008 this split was 61%/39% and 62%/38%, respectively.

On a geographic basis, total sales to North America were 32%, Asia (excluding Japan) 36%, Europe 13% and Japan 19%. Sequentially from the second quarter, North America sales fell by the lowest percentage amount as international entities’ sales results were generally unfavorably affected by stronger exchange rates.

Gross profit Gross profit in the three months ended September 27, 2008 decreased by $10.1 million to $55.4 million, a decline of 15% from $65.5 million for the three months ended September 29, 2007. The gross margin rate for the third quarter of 2008 was 38.0% versus 43.2% for the three months ended September 29, 2007 and 40.5% for the three months ended June 28, 2008.

For the first nine months of 2008, gross profit was $179.3 million, down 10% from $199.5 million recorded in the first nine months of 2007. As a percentage of net sales, gross margins for the first nine months of the year were 40.6% compared to 42.9% in the comparable prior year period.

The gross profit declines for the three-month and nine-month periods were primarily due to lower utilization of the Company’s production facilities and average selling price erosion compared to the prior year periods. Gross margin was positively affected by approximately 260 basis points on a sequential basis by changes in the Company’s product mix. Despite significant increases in the price of oil and other commodities, price increases for the Company’s raw materials and purchased components were relatively modest on a year-over-year and sequential quarter basis.

The gross margin rates for the three months and nine months ended September 27, 2008 included a $5.7 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO. The inventory write-up was recorded as part of the purchase price allocation and is charged to Cost of Sales over inventory turns of the acquired inventory. The Company expects to record additional incremental charges of $11.9 million associated with the fair market value write-up of POCO inventory, most of which will be recorded in the fourth quarter of 2008.

Charges associated with obsolescence and excess inventory quantities were $1.8 million and $1.6 million lower, respectively, in the three months and nine months ended September 27, 2008 compared to the comparable prior year periods. Sequentially, such costs were $2.4 million lower in the third quarter of 2008 compared to the second quarter.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $3.9 million, or 10%, to $35.4 million in the three months ended September 27, 2008, down from $39.3 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, fell to 24.3% from 25.9% a year earlier. On a year-to-year basis, SG&A expenses fell by $4.7 million, or 4% to $115.8 million compared to $120.5 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, rose to 26.2% from 25.9% a year ago.

SG&A expenses for the three months ended September 27, 2008 decreased due to reductions in commissions and incentive compensation. SG&A for the three months and nine months ended September 29, 2007 included $0.1 million and $2.6 million, respectively, in costs related to integration activities associated with the 2005 Mykrolis merger and other realignment activities. In addition, the year-over-year change in SG&A expenses also includes a decline in incremental share-based compensation expense of $2.2 million. Partially offsetting this decrease was an increase of $3.9 million due to the effect of foreign currency translation.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses increased by $0.9 million, or 9%, to $10.3 million in the third quarter of fiscal 2008 as compared to $9.4 million for the same period in fiscal 2007. ER&D expenses increased $1.5 million, or 5%, to $31.1 million in the first nine months of 2008 as compared to $29.6 million in the prior year nine-month period. Year-to-date ER&D expenses, as a percent of net sales, increased to 7.0% from 6.4%, reflecting the decrease in net sales.

Amortization of intangible assets Amortization of intangible assets was $4.9 million in the three months ended September 27, 2008 compared to $4.7 million in the prior year period. Amortization of intangible assets was $14.5 million in the first nine months of 2008 compared to $13.7 million in the prior year period. The increases are due to the additional amortization expense related to the intangibles of the specialty coatings business acquired in the third quarter of 2007 and the acquisition of POCO in the third quarter of 2008.

Impairment of Goodwill In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tested for impairment of its goodwill in connection with its annual impairment test of goodwill as of August 31, 2008 and due to events and changes in circumstances through the end of the third quarter of fiscal 2008 the Company had a second trigger event that indicated impairments had occurred. In addition, the Company tested for impairment its long-lived assets (principally property, plant and equipment and intangibles) in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The factors deemed by management to have collectively constituted impairment triggering events included a significant decrease in the Company’s market capitalization as of its annual impairment date and as of September 27, 2008, which was significantly below the recorded value of its consolidated net assets, and a significant decline in the current and forecasted business environment. As a result of the impairment assessments, the Company recorded impairment charges of goodwill of $379.8 million during the three and nine months ended September 27, 2008.

Interest expense (income), net Net interest expense was $0.6 million in the three months ended September 27, 2008 compared to $(0.1) million in the prior year period. Net interest expense was $0.7 million in the first nine months of 2008 compared to $(5.5) million in prior year period. The decreases reflect the significantly lower average net invested balance compared to the prior year periods and an increase in the Company’s outstanding short-term borrowings and long-term debt.

Other expense (income), net Other expense in the three-month and nine-month periods ended September 27, 2008 totaled $0.9 million and $1.8 million, respectively. Other expense (income) in the three-month and nine-month periods ended September 29, 2007 totaled $0.1 million and $(6.0) million, respectively. The nine-month period ended September 29, 2007 included a gain of $6.1 million on the sale of the Company’s interest in a privately held equity investment accounted for using the cost method. Proceeds from the sale totaled $6.6 million.

Income tax expense The Company recorded income tax expense of $12.9 million for the quarter ended September 27, 2008 compared to income tax expense of $3.2 million in the third quarter a year earlier. For the first nine months of 2008, the Company recorded income tax expense of $16.3 million compared to income tax expense of $12.0 million in the comparable period in 2007.

The effective tax rate was (3.4)% for the quarter ended September 27, 2008 compared to 25.9% in the comparable 2007 period. The year-to-date effective tax rate was (4.4)% in 2008 compared to 25.4% in 2007.

The low effective tax rates for the three-month and nine-month periods in 2008 are principally attributable to two factors. The Company recorded a $379.8 million goodwill impairment charge in the quarter ended September 27, 2008. Most of the Company’s goodwill is not deductible for income tax purposes. Accordingly, the Company recognized a tax benefit of only $14.8 million in connection with the goodwill impairment charge.

Also during the three-month period ended September 27, 2008, the Company recorded a $26.9 million valuation allowance against its deferred tax assets. The realization of these assets is dependent on future U.S. taxable income which, at September 27, 2008, in management’s estimate, is not more likely than not to be achieved. The Company carried no valuation allowance against these deferred tax assets at December 31, 2007.

In both of the quarters ended September 27, 2008 and September 29, 2007, the Company’s effective tax rate was also lower than U.S. statutory rates due to the benefit of a tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions. The 2007 effective tax rate was also lower due to legislation in Germany that provided the Company a corporate income tax refund of $0.8 million.

Discontinued operations The Company’s cleaning equipment business, classified as a discontinued operation, recorded losses in the three-month and nine-month periods ended September 27, 2008 and September 29, 2007. The Company completed the sale of its cleaning equipment business in April 2008 for proceeds of $0.7 million. The 2007 results for the cleaning equipment business included a pre-tax impairment charge of $2.4 million recorded in the second quarter associated with write-downs of long-lived assets to fair value less cost to sell and a tax benefit of $0.7 million related to a reduction in the Company’s deferred tax asset valuation allowance resulting from the utilization of a capital loss carryforward to offset a portion of the capital gain on the sale of an equity investment.

Net income The Company recorded a net loss of $393.0 million, or $(3.52) per diluted share, in the three-month period ended September 27, 2008 compared to net income of $8.4 million, or $0.07 per diluted share, in the three-month period ended September 29, 2007. The net loss from continuing operations for the three-month period was $392.9 million, or $(3.51) per diluted share, compared to net income of $9.0 million, or $0.08 per diluted share, in the prior year period.

For the nine months ended September 27, 2008, the Company recorded a net loss of $385.2 million, or $(3.41) per diluted share, compared to net income of $33.6 million, or $0.26 per diluted share, in the comparable period a year ago. The net loss from continuing operations for the nine-month period was $384.2 million, or $(3.40) per diluted share, compared to $35.2 million, or $0.28 per diluted share, in the prior year period. Included in the net loss for the three-month and nine-month periods ended September 27, 2008 were impairment charges of goodwill of $379.8 million

Liquidity and Capital Resources

Operating activities Cash provided by operating activities totaled $41.7 million in the nine months ended September 27, 2008. Cash flow was provided by the Company’s operations, net of various non-cash charges, including impairment of goodwill of $379.8 million, depreciation and amortization of $33.3 million and share-based compensation expense of $5.6 million. The net impact of changes in operating assets and liabilities, wherein declines in accrued liabilities and income taxes payable exceeded declines in accounts receivable and inventories, slightly reduced the amount of cash provided by operating activities.

Accounts receivable decreased by $14.2 million, net of foreign currency translation adjustments and the addition of accounts receivable of $8.3 million acquired in the POCO acquisition. Despite the decline, the Company’s days sales outstanding stood at 68 days at September 27, 2008 compared to 63 days at the beginning of the year, reflecting lower sales. Inventories decreased by $3.2 million from December 31, 2007, net of foreign currency translation adjustments and the addition of $43.8 million of inventory acquired with POCO.

Accounts payable and accrued expenses were $9.7 million lower than reported at December 31, 2007. This decrease mainly reflects the payment of fiscal 2007 incentive compensation in 2008. The Company also made income tax payments of $22.2 million during the nine months ended September 27, 2008.

Working capital at September 27, 2008 stood at $233.0 million, down from $256.9 million as of December 31, 2007, and included $74.0 million in cash and cash equivalents.

Investing activities Cash flow used in investing activities totaled $191.1 million in the nine-month period ended September 27, 2008. The purchase price for the acquisition of POCO in August 2008 totaled $162.0 million. Acquisition of property and equipment totaled $19.2 million, primarily for additions related to manufacturing equipment, tooling and information systems. The Company expects total capital expenditures to be approximately $25 million for calendar 2008.

In the first quarter of 2008, the Company invested $8.0 million to purchase a 14% equity interest in Integrated Materials, Inc., a privately held Sunnyvale, California-based supplier of poly silicon products used to improve the productivity of semiconductor manufacturing diffusion processes. Subsequent to the end of the third quarter, the Company invested an additional $0.6 million in a subordinated promissory note of Integrated Materials, Inc., payable April 14, 2009.

In the second quarter of 2008, the Company invested $2.0 million to purchase a 4% equity interest of the equity in Unidym Inc., a privately held Menlo Park, California manufacturer of carbon nanotubes, a material with extraordinary electrical, mechanical, chemical, and thermal properties. Also in the second quarter, the Company made an additional $1.0 million equity investment in a chemical mechanical planarization pad company based in Hillsboro, Oregon.

Financing activities Cash provided by financing activities totaled $58.2 million during the nine-month period ended September 27, 2008. The Company made payments of $48.4 million on outstanding borrowings and $133.0 million of proceeds from new borrowings were received during the period.

During the nine-month period ended September 27, 2008, the Company purchased 4.0 million shares of its common stock at a total cost of $28.9 million under a Rule 10b-5-1 trading plan authorized by the Company’s Board of Directors. The Company received proceeds of $3.1 million in connection with common shares issued under the Company’s stock option and stock purchase plans.

On February 15, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as agent, and certain other banks. The agreement provides for a $230 million revolving credit facility (the Facility) for a period of five years with an uncommitted option to expand the Facility by up to $20 million provided that no default or event of default has occurred or is continuing at such time. The Facility replaced the Company’s credit agreement, executed in June 2007 between the Company and Wells Fargo Bank, National Association, as agent, and certain other banks. The Company generally may elect that the loans comprising each borrowing bear interest at a rate per annum equal to (a) the Base Rate equal to the higher of the Prime Rate then in effect and the Federal Funds Rate then in effect, plus 0.50% or (b) a LIBOR rate plus a LIBOR Margin ranging from 1.00% to 1.50% depending on leverage. As of September 27, 2008, $104 million was outstanding under the Facility.

As of September 27, 2008, the Company’s sources of available funds comprised $74.0 million in cash and cash equivalents, $70.4 million of which is held by the Company’s international entities. In addition, the Company has funds available to it under various credit facilities. As described above, the Company has a credit agreement with aggregate borrowing capacity of $230 million, with $104.0 million borrowings outstanding at September 27, 2008. The Company also has a line of credit with two international banks that provide for borrowings of currencies for two of the Company’s overseas subsidiaries, equivalent to an aggregate of approximately $7.8 million. There was $4.7 million in borrowings outstanding on these lines of credit at September 27, 2008.

At September 27, 2008, the Company’s shareholders’ equity stood at $454.6 million, down from $852.3 million at the beginning of the year. This decrease mainly reflected the Company’s net loss of $385.2 million, as well as the repurchase and retirement of the Company’s common stock for $28.9 million under a 10b-5-1 trading plan. These decreases were slightly offset by the foreign currency translation effects of $7.7 million, the proceeds of $3.1 million received in connection with shares issued under the Company’s stock option and stock purchase plans and the increase in additional paid-in capital of $5.6 million associated with the Company’s share-based compensation expense.

The Company believes that its cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet its working capital and investment requirements for the next 12 months.

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) inability to meet customer demands associated with semiconductor industry spending; (ii) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (iii) insufficient, excess or obsolete inventory; (iv) competitive factors, including but not limited to pricing pressures; and (v) the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, ”International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission .

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash and cash equivalents, long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of its long-term debt at September 27, 2008 carries variable rates of interest. The Company’s cash and cash equivalents include bank time deposits and money market funds. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.2 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 27, 2008, the Company was party to forward contracts to deliver Malaysian Ringgits, Japanese Yen, Taiwanese Dollars, Singapore Dollars and Euros with notional values of approximately $16.0 million, $55.5 million, $5.0 million, $4.8 million and $3.8 million, respectively.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or furnished under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 27, 2008. Based on its evaluation, and because of the material weaknesses in internal control over financial reporting referenced below, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of September 27, 2008.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s actions to remediate material weaknesses

As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on March 3, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over its financial reporting as of December 31, 2007 related to ineffective controls over the accounting for income taxes. Specifically, the Company did not have sufficient tax personnel with adequate expertise to effectively monitor and review the process to prepare the income tax provision. Because of this material weakness described above, management concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by COSO.

In addition, as previously reported in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2008 as filed with the Securities & Exchange Commission on August 7, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its quarter ended March 29, 2008, management identified a material weakness in the internal control over financial reporting as of March 29, 2008 related to the combined effect of two significant deficiencies in the Company’s accounting for intercompany profit elimination and recording of inventory variances. Specifically, the Company’s process for calculating the amount of intercompany profit to eliminate in the Company’s consolidation was designed ineffectively and a journal entry review control related to the capitalization of inventory variances did not operate effectively during the quarter. As a result of the combined effect of these significant deficiencies and the material weakness in the internal control over financial reporting related to ineffective controls over the accounting for income taxes described above, management concluded that the Company did not maintain effective internal control over financial reporting as of March 29, 2008, based on the criteria established in “Internal Control—Integrated Framework” issued by COSO.

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

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of September 27, 2008.

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

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by the defendant. It is believed that the EZD-3 Filter Assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. This case is currently in the preliminary stages. On September 6, 2007 the Company filed a motion to consolidate the above described 2003 case with the two foregoing 2006 cases. On May 5, 2008 this motion was granted for purposes of discovery and a scheduling order was entered for fact discovery.

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by one of the Company’s gas filtration products and by the packaging for certain of the Company’s liquid filtration products. Both products and their predecessor products have been on the market for a number of years. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the briefing stage for a Markman hearing.

On May, 4, 2007 Pall Corporation filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges that certain of the Company’s point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents. Pall’s action, which relates only to the U.S., asserts that “on information and belief” the Company’s Impact 2 and Impact Plus point-of-use photoresist filters infringe a patent issued to Pall on March 27, 2007, as well as three older patents. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the preliminary stage. On September 25, 2008 the Court denied the Company’s motion to stay this case pending conclusion of a re-examination by the U.S. Patent and Trademark Office of certain of the patents in suit in this case and on September 29, 2008 the Court ordered a scheduling conference for November 21, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended September 27, 2008.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	678,559	$6.62	678,559	$16,400,000
Total	678,559	$6.62	678,559	$16,400,000

(1)	The Company announced on August 31, 2006, a plan to repurchase up to $150,000,000 of its outstanding common stock over a twelve to eighteen-month period. Approximately $100,600,000 of this stock repurchase program was effected pursuant to Accelerated Stock Buyback Agreements with Goldman Sachs & Co commenced in 2006 and completed during the third quarter of 2007. Approximately $49,400,000 is to be effected pursuant to a Rule 10b5-1 trading plan established by the Company on November 15, 2007, $4.1 million of which was transacted in 2007 and $28.9 million of which was transacted in 2008, inclusive of the amounts presented in the table above.

Item 6.	Exhibits

10.1	Agreement and Plan of Merger and Amendment #1 thereto, by and among Entegris, Inc., Entegris Acquisition co. LLC, Poco Graphite, Inc. and Poco Graphite Holdings LLC, dated July 13, 2008 – Incorporated by reference to Exhibits 99.1 and 99.2 to registrant’s Current Report on Form 8-K dated August 11, 2008

10.2	Executive Termination Letter Agreement, dated July 7, 2008, between Entegris, Inc. and Jean-Marc Pandraud

10.3	Severance Agreement between Entegris, Inc. and Gregory B. Graves, dated as of July 7, 2008

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: November 6, 2008	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)