Form 10-Q
period 2009-03-28
ENTEGRIS INC
filed 2009-05-06
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 28, 2009	Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3500 Lyman Boulevard, Chaska, Minnesota 55318

(Address of Principal Executive Offices)

Registrant’s Telephone Number (952) 556-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 Par Value	113,480,479

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2009

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	March 28, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$95,450	$115,033
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,348 and $1,312	51,505	70,535
Inventories	92,737	102,189
Deferred tax assets and deferred tax charges	16,445	14,661
Assets held for sale	2,350	2,450
Other current assets	7,032	8,260

Total current assets	265,519	313,128

Property, plant and equipment, net of accumulated depreciation of $212,305 and $207,981	150,270	159,738

Other assets:
Intangible assets, net	88,156	93,139
Deferred tax assets and noncurrent tax assets	10,629	13,315
Other assets	20,101	18,504

Total assets	$534,675	$597,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,278	$13,166
Short-term borrowings	6,108	—
Accounts payable	14,621	21,782
Accrued liabilities	35,380	36,971
Deferred tax liabilities and income taxes payable	4,806	7,437

Total current liabilities	73,193	79,356

Long-term debt, less current maturities	146,703	150,516
Pension benefit obligations and other liabilities	20,378	24,559
Deferred tax liabilities and noncurrent income tax liabilities	5,567	7,223

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 28, 2009 and December 31, 2008	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 113,472,360 and 113,101,535	1,135	1,131
Additional paid-in capital	687,886	684,974
Retained deficit	(413,992)	(376,247)
Accumulated other comprehensive income	13,805	26,312

Total shareholders’ equity	288,834	336,170

Total liabilities and shareholders’ equity	$534,675	$597,824

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
(In thousands, except per share data)	March 28, 2009	March 29, 2008
Net sales	$59,038	$148,227
Cost of sales	54,020	84,239

Gross profit	5,018	63,988
Selling, general and administrative expenses	29,721	43,322
Engineering, research and development expenses	8,904	10,501
Amortization of intangible assets	4,981	5,087
Restructuring charges	4,634	—

Operating (loss) income	(43,222)	5,078
Interest (expense) income, net	(1,847)	13
Other income (expense), net	5,222	(627)

(Loss) income from continuing operations before income taxes and equity in affiliates	(39,847)	4,464
Income tax (benefit) expense	(2,598)	1,394
Equity in net loss (earnings) of affiliates	496	(138)

(Loss) income from continuing operations	(37,745)	3,208
Loss from operations of discontinued businesses, net of taxes	—	(343)

Net (loss) income	$(37,745)	$2,865

Basic (loss) earnings per common share:
Continuing operations	$(0.34)	$0.03
Discontinued operations	—	0.00
Net (loss) income	$(0.34)	$0.03

Diluted (loss) earnings per common share:
Continuing operations	$(0.34)	$0.03
Discontinued operations	—	0.00
Net (loss) income	$(0.34)	$0.02

Weighted shares outstanding:
Basic	112,348	114,159
Diluted	112,348	114,956

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Restated Total	Comprehensive income
Balance at December 31, 2007	115,356	$1,154	$701,510	$145,462	$4,183	$852,309
Shares issued under stock plans	473	5	1,715	—	—	1,720
Share-based compensation expense	—	—	1,900	—	—	1,900
Repurchase and retirement of common stock	(1,658)	(17)	(10,093)	(1,985)	—	(12,095)
Other, net of tax	—	—	—	—	(80)	(80)	(80)
Foreign currency translation	—	—	—	—	26,761	26,761	26,761
Net income	—	—	—	2,865	—	2,865	2,865

Total comprehensive income							$29,546

Balance at March 29, 2008	114,171	$1,142	$695,032	$146,342	$30,864	$873,380

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total	Comprehensive loss
Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	$336,170
Shares issued under stock plans	371	4	566	—	—	570
Share-based compensation expense	—	—	1,810	—	—	1,810
Tax benefit associated with stock plans	—	—	536	—	—	536
Other, net of tax	—	—	—	—	100	100	100
Foreign currency translation	—	—	—	—	(12,607)	(12,607)	(12,607)
Net loss	—	—	—	(37,745)	—	(37,745)	(37,745)

Total comprehensive loss							$(50,252)

Balance at March 28, 2009	113,473	$1,135	$687,886	$(413,992)	$13,805	$288,834

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Operating activities:
Net (loss) income	$(37,745)	$2,865
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations	—	343
Depreciation	8,270	6,216
Amortization	4,981	5,087
Share-based compensation expense	1,810	1,900
Impairment of property and equipment	221	—
Provision for doubtful accounts	252	(4)
Provision for excess and obsolete inventory	1,391	1,462
Provision for deferred income taxes	1,759	—
Equity in net loss (earnings) of affiliates	496	(138)
Charge for fair value mark-up of acquired inventory sold	4,065	—
Loss on sale of property and equipment	352	109
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	16,167	2,619
Inventories	1,595	(2,812)
Accounts payable and accrued liabilities	(2,834)	(5,739)
Other current assets	1,113	439
Income taxes payable	(5,852)	(12,562)
Other	(5,585)	(178)

Net cash used in operating activities	(9,544)	(393)

Investing activities:
Acquisition of property and equipment	(7,940)	(6,569)
Purchase of equity investment	—	(8,000)
Proceeds from sale of property and equipment	50	90

Net cash used in investing activities	(7,890)	(14,479)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(167,933)	(4,775)
Proceeds from short-term borrowings and long-term debt	171,510	—
Issuance of common stock	570	1,720
Repurchase and retirement of common stock	—	(12,095)
Payments for debt issuance costs	(3,464)	(609)

Net cash provided by (used in) financing activities	683	(15,759)

Discontinued operations:
Net cash used in operating activities	—	(667)

Net cash used in discontinued operations	—	(667)

Effect of exchange rate changes on cash and cash equivalents	(2,832)	9,536

Decrease in cash and cash equivalents	(19,583)	(21,762)
Cash and cash equivalents at beginning of period	115,033	160,655

Cash and cash equivalents at end of period	$95,450	$138,893

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

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, and intangibles, accrued expenses and income taxes and related accounts, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of March 28, 2009 and December 31, 2008, the results of operations for the three months ended March 28, 2009 and March 29, 2008, and shareholders’ equity and comprehensive income (loss), and cash flows for the three months ended March 28, 2009 and March 29, 2008.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

Basis of Presentation The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

The Company had a net loss of $517.0 million in fiscal 2008, including after-tax goodwill impairment charges of $454.6 million, and a first quarter net loss of $37.7 million. The Company is experiencing significant revenue deterioration due to a severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. The Company is unable to predict the ultimate duration and severity of this downturn or the timing of a recovery, if any, for the semiconductor industry. Revenues declined sharply from $145.8 million in the third quarter of 2008 to $112.7 million in the fourth quarter of 2008 and $59.0 million in the first quarter of 2009.

As a result of the poor business environment, the Company projected that it would violate the debt covenants in its then existing revolving credit facility in the first half of 2009. Accordingly, the Company’s management, working with its banks, undertook the amendment of its revolving credit facility. On March 2, 2009, the Company entered into a $150.0 million amended revolving credit facility. The $150.0 million amended revolving credit facility allows the Company to borrow up to $139.0 million, subject to a borrowing cap based on the Company’s level of qualifying US accounts receivable, inventories and value of property plant and equipment. The remaining $11 million of the credit facility may not be borrowed unless a majority of the lenders consent. At March 28, 2009, the Company has $136.2 million outstanding under the amended revolving credit facility. The Company’s borrowing cap stood at $134.9 million at March 28, 2009, requiring the Company to reduce the amount outstanding under the amended revolving credit facility to that amount in April 2009.

The amended revolving credit facility requires the Company to maintain compliance with new debt covenants and to pay higher rates of interest. The Company’s amended credit agreement contains various financial covenants that limit its ability to purchase no more than $16 million in capital equipment in 2009 and no more than $20 million in 2010; requires that the Company maintain a minimum level of cash in the United States; and achieve certain levels of EBITDA performance during 2009 and the first quarter of 2010. (Also see Note 7 to the Company’s condensed consolidated financial statements).

While the Company has taken significant actions to date to enable it to maintain compliance with new debt covenants, further actions will be necessary if revenue levels do not improve from first quarter levels in the very near term. At current 2009 revenue levels, the Company’s management would need to act upon additional identified contingency plan actions in order to avoid violating those covenants. These reductions, if necessary, would include such items as additional furloughs, permanent headcount reductions, office closures, further operating cost reductions, elimination of certain new product development initiatives and other cost reduction measures. Certain of the contingency plan actions may need to be implemented in the second quarter to realize the aggregate financial benefits necessary to maintain compliance with the Company’s debt covenants. While there can be no assurances that these actions will be sufficient, such contingency plans are within the Company’s control. Further, the Company has the intent and ability to execute as necessary and believes such benefits are achievable. However, there can be no assurance that these additional operating expense reductions will not have a lasting negative impact on the Company’s long term business prospects.

2. DISCONTINUED OPERATIONS

In June 2007, the Company announced its intent to divest its cleaning equipment business, a seller of precision cleaning systems to semiconductor and hard disk drive customers for use in their manufacturing operations. The Company sold the assets of the cleaning equipment business in April 2008 for proceeds of $0.7 million, essentially equal to the carrying value of the assets.

The condensed consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

	Three months ended
(In thousands)	March 29, 2008	March 29, 2008
Net sales	$—	$351

Loss from discontinued operations, before income taxes	$—	$(548)
Income tax benefit	—	205

Loss from discontinued operations, net of taxes	$—	$(343)

3. INVENTORIES

Inventories consist of the following:

(In thousands)	March 28, 2009	December 31, 2008
Raw materials	$23,560	$24,922
Work-in process	14,362	16,498
Finished goods(a)	54,170	59,954
Supplies	645	815

Total inventories	$92,737	$102,189

(a)	Includes consignment inventories held by customers for $4,130 and $4,465 at March 28, 2009 and December 31, 2008, respectively.

4. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $88.2 million as of March 28, 2009, are being amortized over useful lives ranging from 2 to 15 years and are as follows:

	As of March 28, 2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$15,655	$2,200
Developed technology	74,988	39,589	35,399
Trademarks and trade names	15,500	7,129	8,371
Customer relationships	55,400	13,890	41,510
Other	5,859	5,183	676

	$169,602	$81,446	$88,156

	As of December 31, 2008
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$15,218	$2,637
Developed technology	74,988	36,742	38,246
Trademarks and trade names	15,500	6,872	8,628
Customer relationships	55,400	12,595	42,805
Other	7,664	6,841	823

	$171,407	$78,268	$93,139

Aggregate amortization expense for the three months ended March 28, 2009 amounted to $5.0 million.

Estimated amortization expense for calendar years 2009 to 2013 and thereafter is approximately $19.0 million, $12.9 million, $9.6 million, $9.0 million, $8.4 million, and $34.3 million, respectively.

5. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended March 28, 2009 and March 29, 2008:

(In thousands)	Three months ended
	March 28, 2009	March 29, 2008
Balance at beginning of period	$1,112	$1,306
Accrual for warranties issued during the period	150	583
Settlements during the period	(385)	(120)
Adjustment of previously recorded accruals	(57)	—

Balance at end of period	$820	$1,769

6. RESTRUCTURING COSTS

For the three months ended March 28, 2009 and March 29, 2008, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

(In thousands)	Three months ended
	March 28, 2009	March 29,2008
Accrued liabilities at beginning of period	$12,696	$6,209
Provision	2,291	3,827
Payments	(5,560)	(2,283)

Accrued liabilities at end of period	$9,427	$7,753

Global restructuring and cost reduction initiatives

In the third quarter of 2008, the Company announced the appointment of a new Chief Operating Officer. In conjunction with this change in executive management, the Company initiated a global business restructuring of its sales and marketing functions, manufacturing operations, and realignment of its global supply chain and related ancillary operational functions. The Company has incurred employee termination and other costs in connection with the business restructuring and actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008.

The Company announced on November 4, 2008 that it will close the larger of its two manufacturing facilities in Chaska, Minnesota and will transfer production to its other existing facilities. The closure, which will impact approximately 200 positions in the Company’s worldwide workforce, is expected to be completed in 2009. Associated with these changes, the Company recorded $10.4 million in the year ended December 31, 2008 related to employee severance and retention costs (generally over the employees’ required remaining term of service) that were classified as restructuring charges. The Company recorded $0.7 million severance costs in the three months ended March 28, 2009 related to the closure of the Chaska facility that are classified as restructuring charges. In addition, $0.8 million in accelerated depreciation expense, $1.6 million in other costs associated with the transfer of production from the Chaska facility and $0.2 million related to other workforce reductions were recorded and classified as restructuring charges for the three months ended March 28, 2009.

In the first quarter of 2009, the Company announced workforce reductions in Asia and Japan, which will affect approximately 132 positions. In connection with these actions, the Company recorded a charge related to employee severance costs of approximately $1.3 million, which were classified as restructuring charges.

In April 2009, the Company announced additional global workforce reductions, which will affect approximately 96 positions. The Company will record a charge related to employee severance costs of approximately $2.0 million in the quarter ended June 27, 2009 in connection with that action, which will be classified as a restructuring charge.

Selling, general and administrative expense reductions

In March 2008, the Company terminated approximately 75 employees associated with efforts to adjust the Company’s operations to changing business conditions. In connection with this action, the Company recorded charges of $3.8 million for the three months ended March 29, 2008 ($4.8 million for the year ended December 31, 2008) for employee severance and retention costs (generally over the employees’ required remaining term of service) that were primarily classified as selling, general and administrative expenses.

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

The Company’s facility in Gilroy became available for sale during the first quarter ended March 29, 2008 and was classified in assets held for sale at March 29, 2008 at a carrying value of $2.4 million.

7. REVOLVING CREDIT AGREEMENT

On March 2, 2009, the Company amended and restated its credit agreement (Amended Agreement) with Wells Fargo Bank, National Association, as agent, and certain other banks. The Amended Agreement provides for a maximum $150 million revolving credit facility maturing November 1, 2011, replacing the Company’s previous $230 million revolving credit facility maturing February 15, 2013.

Under the terms of the Amended Agreement, the Company is initially limited to borrowings of $139 million, subject to a borrowing cap. The borrowing cap, which stood at $134.9 million at March 28, 2009, is adjusted based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment. The remaining $11 million of the credit facility may not be borrowed unless a majority of the lenders consent. There was $136.2 million in borrowings outstanding under the Amended Agreement at March 28, 2009.

The financial covenants in the Amended Agreement replace those in the prior credit agreement. The Amended Agreement requires that the Company not exceed the negative year-to-date EBITDA amounts and exceed the positive year-to-date EBITDA amounts (defined as net income plus certain items including, but not limited to, depreciation, amortization, share-based compensation expense, interest and income taxes) at prescribed levels on a monthly basis through March 2010. The EBITDA levels per the Amended Agreement are indicated in the table below. The Company’s actual year-to-date EBITDA, as defined by the Amended Agreement, was $(15.9) million at March 28, 2009.

Period ending	(In thousands)
Fiscal 2009 year-to-date EBITDA levels
March 2009	$(31,000)
April 2009	(35,000)
May 2009	(42,000)
June 2009	(45,000)
July 2009	(53,000)
August 2009	(59,000)
September 2009	(62,000)
October 2009	(62,000)
November 2009	(62,000)
December 2009	(56,000)
Fiscal 2010 year-to-date EBITDA levels
January 2010	$(3,000)
February 2010	2,000
March 2010	7,000

Under the terms of the Amended Agreement, the Company may elect that the loans comprising each borrowing bear interest at a rate per annum equal to either (a) the sum of 4.25% plus a base rate equal to the highest of: (i) the prime rate then in effect, (ii) the Federal Funds rate then in effect plus 1.25%, (iii) the one-month LIBOR rate then in effect plus 1.25% or (iv) 3.25%; or (b) the sum of 5.25% plus the greater of the LIBOR rate then in effect or 1.50%. These interest rates may be increased by 2.25% if the Company’s EBITDA loss for the twelve-month period ending on the dates below is greater than the amount indicated in the table below:

Period ending	(In thousands)
July 2009	$(44,000)
August 2009	(47,000)
September 2009	(46,000)
October 2009	(46,000)
November 2009	(45,000)
December 2009	(39,000)

As of March 28, 2009, the weighted average interest rate on outstanding borrowings under the Amended Agreement was 6.81%. In addition, the Company pays a commitment fee of 0.75% on the unborrowed amount of the $139.0 million available under the Amended Agreement.

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

At all times the borrowers and guarantors must maintain certain minimum cash and cash equivalents. The Amended Agreement also includes limitations on the amount of cash and cash equivalents of the Company and its foreign subsidiaries. Beginning in the second quarter of 2010, the foregoing minimum EBITDA covenants expire and the Amended Agreement requires that the Company maintain certain cash flow leverage and fixed charge coverage ratios.

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

8. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Gain (loss) on foreign currency remeasurement	$5,158	$(751)
Royalty income	40	104
Other, net	24	20

Other income (expense), net	$5,222	$(627)

9. INCOME TAXES

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates as follows:

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Expected federal income tax at statutory rate	$(13,946)	$1,562
State income taxes before valuation allowance, net of federal tax effect	321	26
Effect of foreign source loss (income)	1,686	(358)
Valuation allowance	8,857	—
Other items, net	484	164

Income tax (benefit) expense	$(2,598)	$1,394

In 2009, the Company’s tax rate was lower than U.S. statutory rates, mainly due to the $8.5 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets management concluded will not be utilized. The Company also provided a $0.4 million allowance for a portion of its non-U.S. deferred tax assets.

In 2008, the Company’s tax rate was lower than U.S. statutory rates mainly due to the benefit of a tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate in 2008 was also affected by lower tax rates in certain of the Company’s taxable jurisdictions and tax credits related to research and development expenditures.

10. (LOSS) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per common share.

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Basic - weighted common shares outstanding	112,348	114,159
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	—	797

Diluted - weighted common shares and common shares equivalent outstanding	112,348	114,956

The effect of the inclusion of stock options and unvested restricted common stock for the three-month period ended March 28, 2009 would have been anti-dilutive.

11. FAIR VALUE MEASUREMENTS

The Company’s assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Fair value measurements using
Description	Three months ended March 28, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
Assets held for sale	$2,350	$—	$2,350	$—	$(100)

In accordance with the provisions of Statement 144, assets held for sale with a carrying amount of $2.5 million were written down to their fair value, less cost to sell, of $2.4 million, which management considers a level 2 input, resulting in a loss of $0.1 million, which was included in the loss for the period.

12.	SEGMENT REPORTING

Effective January 1, 2009, the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Periods prior to 2009 have been restated to reflect the basis of segmentation presented below. The Company’s three reportable operating segments are business divisions that provide unique products and services. Effective January 1, 2009, each operating segment is separately managed and has separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance.

The Company’s financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME), and Entegris Specialty Materials (ESM).

•	CCS: provides a wide range of products and subsystems that purify, monitor and deliver critical liquids and gases used in the semiconductor manufacturing process.

•	ME: provides products that protect wafers, reticles and electronic components at various stages of transport, processing and storage.

•

ESM: provides specialized graphite components used in semiconductor equipment and offers low-temperature, plasma-enhanced chemical vapor deposition coatings of critical components of semiconductor manufacturing equipment used in various stages of the manufacturing process.

Intersegment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions, interest expense, amortization of intangible assets, charges for the fair market value write-up of acquired inventory sold and restructuring charges.

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Net sales
CCS	$34,287	$94,738
ME	14,682	50,038
ESM	10,069	3,451

Total net sales	$59,038	$148,227

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Segment (loss) profit
CCS	$(8,259)	$26,558
ME	(10,048)	6,719
ESM	617	1,338

Total segment (loss) profit	$(17,690)	$34,615

(In thousands)	March 28, 2009	December 31, 2008
Total assets
CCS	$170,848	$198,991
ME	82,002	92,452
ESM	134,032	134,998
Corporate	147,793	171,383

Total assets	$534,675	$597,824

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Depreciation and amortization
CCS	$5,634	$6,105
ME	$2,549	$2,630
ESM	$3,023	$620
Corporate	$2,045	$1,948

Total depreciation and amortization	$13,251	$11,303

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Capital expenditures
CCS	$3,495	$3,016
ME	2,823	2,436
ESM	333	4
Corporate	1,289	1,113

Total capital expenditures	$7,940	$6,569

The following table reconciles total segment profit to operating income:

	Three months ended
(In thousands)	March 28, 2009	March 29, 2008
Total segment (loss) profit	$(17,690)	$34,615
Amortization of intangibles	(4,981)	(5,087)
Restructuring charges	(4,634)	—
Charge for fair value mark-up of acquired inventory sold	(4,065)	—
Unallocated general and administrative expenses	(11,852)	(24,450)

Operating (loss) income	$(43,222)	$5,078

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for the Company in 2009. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for the Company in 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company in 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial statements.

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

The Company offers a diverse product portfolio which includes more than 15,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane-based liquid filters and housings, metal-based gas filters and resin-based gas purifiers, as well as PVA roller brushes for use in post-CMP cleaning applications. The Company’s capital expense- driven products include its process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes. With its August 2008 acquisition of Poco Graphite, Inc. (POCO), the Company added process-critical, graphite-based consumables and finished products used in a variety of markets to its portfolio of products.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2009 end March 28, 2009, June 27, 2009, September 26, 2009 and December 31, 2009. Unaudited information for the three months ended March 28, 2009 and the financial position as of March 28, 2009 and December 31, 2008 are included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, which are included elsewhere in this report.

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc., include:

•

Level of sales Since a large portion of the Company’s product costs (except for raw materials, purchased components and direct labor) are largely fixed in the short to medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affect certain costs such as incentive compensation and commissions, which are highly variable in nature. The Company’s sales are subject to the effects of industry cyclicality, technological change and substantial competition, including pricing pressures.

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

Overall Summary of Financial Results for the Three Months Ended March 28, 2009

For the three months ended March 28, 2009 (2009), net sales decreased by $89.2 million, or 60%, to $59.0 million compared to the three months ended March 29, 2008 (2008), primarily reflecting the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. The sales decline included an unfavorable foreign currency translation effect of $2.3 million related to the year-over-year weakening of most international currencies versus the U.S. dollar. The first quarter sales decline was mitigated by the inclusion of sales of $9.2 million from POCO, which was acquired in August 2008.

Excluding those factors, sales fell 65% in 2009 when compared to 2008. Sales were down 48% on a sequential basis over the fourth quarter of calendar 2008.

The Company’s gross margin in the first quarter of 2009 was 8.5% versus 43.2% in the year-ago period. The lower factory utilization associated with the significant year-over-year sales decrease resulted in manufacturing production falling significantly below normal capacity. Accordingly, the Company had period expense of $8.1 million in the first quarter of 2009 included in cost of goods sold. The Company also recorded a $4.1 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO.

The Company had lower year-over-year selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs for the first quarter when compared to the year ago period, mainly reflecting lower employee costs. The Company incurred restructuring charges of $4.6 million in the three months ended March 28, 2009.

The Company reported a net loss from continuing operations of $37.7 million for the three-month period ended March 28, 2009 compared to income from continuing operations of $3.2 million in the year ago three-month period.

During the three months ended March 28, 2009, the Company’s operation activities used cash flow of $9.5 million. Cash and cash equivalents were approximately $95.5 million at March 28, 2009 compared with $115.0 million at December 31, 2008. On March 2, 2009, the Company amended and restated its credit facility, replacing the Company’s previous $230 million revolving credit facility with a new $150 million revolving credit facility maturing November 1, 2011 (Also see Note 7 to the Company’s condensed consolidated financial statements).

Critical Accounting Policies Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets, income taxes, business combinations and shared-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the current and projected economic circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debts write-off experience and current economic circumstances when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.3 million at both March 28, 2009 and December 31, 2008, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in product returns. At March 28, 2009 and December 31, 2008, the Company’s reserve for sales returns and allowances was $1.2 million and $1.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company's inventories are recorded at the lower of cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $9.1 million and $8.3 million at March 28, 2009 and December 31, 2008, respectively.

The Company’s inventories include materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current conditions or the Company’s planned outlook for improved sales levels, additional inventory write-downs or allowances may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets The Company routinely considers whether indicators of impairment of its long-lived assets, particularly its molding equipment, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

a.	A significant decrease in the market price of a long-lived asset (asset group)

b.	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition

c.	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator

d.	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group)

e.	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group)

f.	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

In connection with the triggering events during the third and fourth quarters of 2008 and the first quarter of 2009, the Company reviewed its long-lived assets and determined that none of its long-lived assets were impaired for its asset groups under SFAS No. 144. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups, which were greater than their carrying values.

The evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the identification of the asset group at the lowest level of independent cash flows and the primary asset of the group; and long-range forecasts of revenue, reflecting management’s assessment of general economic and industry conditions, operating income, depreciation and amortization and working capital requirements

Due to the inherent uncertainty involved in making these estimates, particularly in the current economic environment and plan for a recovery, actual results could differ from those estimates. In addition, changes in the underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

Due to the uncertain economic environment within the semiconductor industry, the Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted. It is not unlikely that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. Management considers the positive and negative evidence for the potential utilization of its deferred tax assets based upon an application of the principles of SFAS No. 109, Accounting for Income Taxes, and related accounting pronouncements. When management concludes that it is not more likely than not that the Company will realize certain deferred tax assets in the future, it records a valuation allowance for the portion of deferred tax assets management concluded will not be utilized.

As a result of the recent general economic and industry declines, and their impact on the Company’s future outlook, management has reviewed its U.S. deferred tax assets and concluded that the uncertainties related to the realization of its assets have become unfavorable. The Company had U.S. net deferred tax asset positions of $49.8 million and $42.3 million as of March 28, 2009 and December 31, 2008, respectively, which were composed of temporary differences and various credit carryforwards. Management has concluded that it is not more likely than not that the Company will realize the net deferred tax assets. Accordingly, the Company maintained valuation allowances of $49.6 million and $42.1 million as of March 28, 2009 and December 31, 2008, respectively, with respect to U.S. deferred tax assets.

The Company had net non-U.S. deferred tax asset positions before valuation allowance of $16.8 million and $12.5 million as of March 28, 2009 and December 31, 2008, respectively. At those dates, management determined that based upon the available evidence, a valuation allowance was required against non-U.S. deferred tax assets in certain tax jurisdictions. Accordingly, the Company maintained valuation allowances of $0.9 million and $0.6 million as of March 28, 2009 and December 31, 2008, respectively, with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At March 28, 2009 and December 31, 2008, the Company’s accrual for estimated future warranty costs was $0.8 million and $1.1 million, respectively.

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

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company normally utilizes the “income method.” This method starts with a forecast of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the projected amount and timing of future cash flows and the discount rate reflecting the risks inherent in the future cash flows.

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

The fair value of restricted stock and restricted stock unit awards is valued based on the Company’s stock price on the date of grant. The fair value of stock option awards is estimated on the date of grant using an option-pricing model affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Because share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been recorded net of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

If the above factors change, and the Company uses different assumptions in the application of SFAS 123(R) in future periods, the share-based compensation expense recorded under SFAS 123(R) may differ significantly from what was recorded in the current period.

Certain restricted stock and restricted stock unit awards involve stock to be issued upon the achievement of performance conditions (performance shares) under the Company’s stock incentive plans. Such performance shares become available subject to time-based vesting conditions if, and to the extent that, financial performance criteria for the applicable fiscal year or multi-year period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial performance objectives for the applicable period. Until such time that the Company’s performance can ultimately be determined, each quarter the Company estimates the number of performance shares more likely than not to be earned based on an evaluation of the probability of achieving the performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change the Company’s evaluation of the probability of achieving the performance objectives. Accordingly, share-based compensation expense associated with performance shares recorded under SFAS 123(R) may differ significantly from the amount recorded in the current period. The Company recorded $34 thousand and $0.1 million in share-based compensation costs in connection with performance shares for the quarters ended March 28, 2009 and March 29, 2008, respectively.

Three Months Ended March 28, 2009 Compared Three Months Ended March 29, 2008

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%
Cost of sales	91.5	56.8

Gross profit	8.5	43.2
Selling, general and administrative expenses	50.3	29.2
Engineering, research and development expenses	15.1	7.1
Amortization of intangible assets	8.4	3.4
Restructuring charges	7.8	—

Operating (loss) income	(73.2)	3.4
Interest (expense) income, net	(3.1)	—
Other income (expense), net	8.8	(0.4)

(Loss) income before income taxes and other items below	(67.5)	3.0
Income tax (benefit) expense	(4.4)	0.9
Equity in net loss (earnings) of affiliates	0.8	(0.1)

(Loss) income from continuing operations	(63.9)	2.2

Net sales For the three months ended March 28, 2009 (2009), net sales decreased by $89.2 million, or 60%, to $59.0 million compared to the three months ended March 29, 2008 (2008), primarily reflecting the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008.

The sales decline included an unfavorable foreign currency translation effect of $2.3 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won, Taiwanese dollar and the Euro, offset partially by the strengthening of the Japanese yen. The first quarter sales decline was mitigated by the inclusion of sales of $9.2 million from POCO, which was acquired in August 2008. Excluding those factors, sales fell 65% in 2009 when compared to 2008. Sales were down 48% on a sequential basis over the fourth quarter of calendar 2008. Based on the information available, the Company believes it has generally maintained market share for its products and that the effect of selling price erosion has been nominal.

Sales of unit-driven products represented 75% of total sales and capital-driven products represented 25% of total sales in the quarter ended March 28, 2009. For the first quarter and fourth quarter of 2008 this split was 64%/36% and 70%/30%, respectively. This shift in relative demand for capital-driven products reflects lower spending by semiconductor customers for capacity-related products such as wafer carriers and liquid systems.

On a geographic basis, total sales to North America were 41%, Asia (excluding Japan) 26%, Europe 16% and Japan 17%. Asia and Japan sales both fell by 70% with a portion of the decline related to unfavorable foreign currency translation effects. Europe sales fell by 62% in the first quarter. Sales in North America declined 36%, reflecting a lower exposure to the decrease in demand for capital-driven products than other regions. Sales to the Company’s semiconductor and data storage customers underscored the decline, while sales to the Company’s other markets varied by customer type.

Gross profit The Company reported considerably lower gross profits and a reduced gross margin. Gross profit in the three months ended March 28, 2009 decreased by $59.0 million to $5.0 million, a decline of 92.2% from the $64.0 million for the three months ended March 29, 2008. The gross margin percentage for the first quarter of 2009 was 8.5% versus 43.2% for the first quarter of 2008.

The lower factory utilization associated with the significant year-over-year sales decrease resulted in manufacturing production falling significantly below normal capacity. Accordingly, the Company had period expense of $8.1 million in the first quarter of 2009 included in cost of goods sold. The Company also recorded a $4.1 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $13.6 million, or 31%, to $29.7 million in the three months ended March 28, 2009, down from $43.3 million in the comparable three-month period a year earlier. Reflecting the decline in net sales, SG&A expenses, as a percent of net sales, rose to 50.3% from 29.2% a year earlier.

The year-over-year decrease in SG&A costs includes compensation-related reductions of $9.6 million, travel expense of $0.9 million and professional fees expense of $0.7 million, along with a foreign currency translation effect of $0.5 million. SG&A expenses in the first quarter of 2008 included $3.8 million of severance-related costs associated with personnel terminations associated with operational streamlining efforts.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses, related to the support of current product lines and the development of new products and manufacturing technologies, were $8.9 million in the three months ended March 28, 2009 compared to the $10.5 million reported in the year-ago period. ER&D expenses, as a percent of net sales, increased to 15.1% from 7.1%, mainly indicative of the significant decrease in net sales. The reduction in ER&D expense mainly reflected lower employee costs.

Amortization of intangible assets Amortization of intangible assets was $5.0 million in the three months ended March 28, 2009, essentially unchanged from the $5.1 million in the year-ago period.

Restructuring charges Restructuring charges were $4.6 million in the three months ended March 28, 2009. In 2008, the Company initiated a global business restructuring of its sales and marketing function, manufacturing operations, and realignment of the global supply chain and other ancillary operational functions. The Company has incurred employee termination and other costs in connection with the business restructuring and actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008. See note 6 to the Company’s condensed consolidated financial statements for additional detail.

Interest (expense) income, net Net interest expense was $1.8 million in the three months ended March 28, 2009 compared to nominal interest income in the year-ago period. The variance was due mainly to a significant increase in the Company’s outstanding debt compared to a year ago and higher interest rates under the Company’s amended credit agreement.

Other income (expense) Other income was $5.2 million in the three months ended March 28, 2009, mainly reflecting foreign currency transaction gains. Other expenses of $0.6 million in the year-ago period included foreign currency transaction losses of $0.8 million.

Income tax (benefit) expense The Company recorded income tax benefit of $2.6 million in the three months ended March 28, 2009 compared to income tax expense of $1.4 million in the three months ended March 29, 2008. The effective tax rate was 6.5% in the 2009 period, compared to 31.2% in the 2008 period.

In 2009, the Company’s tax rate was lower than U.S. statutory rates, mainly due to the $8.5 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets management concluded will not be utilized. The Company also provided a $0.4 million allowance for a portion of its non-U.S. deferred tax assets.

In 2008, the Company’s tax rate was lower than U.S. statutory rates mainly due to the benefit of a tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate in 2008 was also affected by lower tax rates in certain of the Company’s taxable jurisdictions and tax credits related to research and development expenditures.

Discontinued operations The Company’s cleaning equipment businesses, classified as a discontinued operation, recorded an operating loss of $0.3 million in the three months ended March 29, 2008. The Company completed the sale of its cleaning equipment business in April 2008.

Net loss The Company recorded a net loss of $37.7 million, or $0.34 per diluted share, in the three-month period ended March 28, 2009 compared to net income of $2.9 million, or $0.02 per diluted share, in the three-month period ended March 29, 2008. The net loss from continuing operations for the three-month period were $37.7 million, or $0.34 per diluted share, compared to net income of $3.2 million, or $0.03 per diluted share, in the year ago period.

Segment Analysis

Effective January 1, 2009, the Company changed its financial reporting structure reflecting organizational changes. Beginning in 2009, the Company will report its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 12 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected sales and segment profit (loss) data for the Company’s three segments for the five quarters ended March 28, 2009.

	Three months ended
(In thousands)	March 28, 2009	December 31, 2008	September 27, 2008	June 27, 2008	March 29, 2008
Contamination Control Solutions
Net sales	$34,287	$63,004	$85,806	$87,261	$94,738
Segment (loss) profit	(8,259)	8,971	20,911	20,584	26,558
Microenvironments
Net sales	$14,682	$34,402	$47,630	$58,691	$50,038
Segment (loss) profit	(10,048)	51	6,855	10,651	6,719
Entegris Specialty Materials
Net sales	$10,069	$15,329	$12,353	$1,994	$3,451
Segment profit	617	3,397	3,833	682	1,338

Contamination Control Solutions (CCS)

Net sales For the first quarter of 2009, CCS net sales decreased 64% to $34.3 million from $94.7 million in the comparable period last year. Sales were down 46% on a sequential basis from the fourth quarter of calendar 2008. CCS reported a segment loss of $8.3 million in the first quarter of 2009 compared to a $26.6 million segment profit in the first quarter of 2008.

The sharp decline in sales volume and the resulting reduction in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, CCS operating expenses fell 16%, mainly due to lower selling and engineering, research and development costs.

Microenvironments (ME)

Net sales For the first quarter of 2009, ME net sales decreased 71% to $14.7 million from $50.0 million in the comparable period last year. Sales were down 57% on a sequential basis from the fourth quarter of calendar 2008. ME reported a segment loss of $10.0 million in the first quarter of 2009 compared to a $6.7 million segment profit in the first quarter of 2008.

The sharp decline in sales volume and the resulting reduction in gross profits primarily accounts for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, ME operating expenses fell 26%, mainly due to lower selling and engineering, research and development costs.

Entegris Specialty Materials (ESM)

Net sales For the first quarter of 2009, ESM net sales nearly tripled to $10.1 million from $3.5 million in the comparable period last year. The first quarter sales reflected the inclusion of $9.2 million from Poco Graphite, Inc. (POCO), which was acquired in August 2008. Excluding POCO, sales fell 75% in 2009 when compared to 2008. Sales were down 34% on a sequential basis from the fourth quarter of calendar 2008. ESM reported a segment profit of $0.6 million in the first quarter of 2009 compared to $1.3 million in the first quarter of 2008. The addition of POCO’s results offset the effects of the significantly lower sales of ESM’s specialty coatings business.

Liquidity and Capital Resources

Operating activities Cash used in operating activities totaled $9.5 million in the three months ended March 28, 2009. Cash flow was used by the Company’s operations, net of various non-cash charges, including depreciation and amortization of $13.3 million, share-based compensation expense of $1.8 million, and a $4.1 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO. The net impact of changes in operating assets and liabilities, mainly reflecting declines in accounts receivable and inventory partly offset the cash used by operations.

Accounts receivable, net of foreign currency translation adjustments, decreased by $16.2 million. Despite this, the Company’s days sales outstanding was 80 days compared to 57 days at the beginning of the period, reflecting the effect of lower sales and as of March 28, 2009 the lengthening of customers’ paying patterns. Inventories at the end of the quarter decreased by $1.6 million from December 31, 2008 after taking into account the impact of foreign currency translation adjustments, provision for excess and obsolete inventory, and the charge for the fair value mark-up of acquired inventory.

Working capital at March 28, 2009 stood at $192.3 million, down from $233.8 million as of December 31, 2008, and included $95.5 million in cash and cash equivalents.

Investing activities Cash flow used in investing activities totaled $7.9 million in the three-month period ended March 28, 2009. Acquisition of property and equipment totaled $7.9 million, primarily for additions related to manufacturing equipment, tooling and information systems. The Company expects total capital expenditures to be approximately $16 million for calendar 2009.

Financing activities Cash provided by financing activities totaled $0.7 million during the three-month period ended March 28, 2009. The Company received proceeds of $171.5 million from new borrowings during the quarter and made debt payments of $167.9 million. The Company made payments of $3.5 million for debt issuance costs which are included in other assets in the Company’s condensed consolidated financial statements. The Company received proceeds of $0.6 million in connection with common shares issued under the Company’s employee stock purchase plans.

At March 28, 2009, the Company’s shareholders’ equity stood at $288.8 million, down from $336.2 million at the beginning of the year. The decrease reflected the Company’s net loss of $37.7 million and the effects of foreign currency translation of $12.6 million.

As described in Note 7 to the Company’s condensed consolidated financial statements, the Company executed a new revolving credit agreement on March 2, 2009, which expires in November 2011, with initial and maximum borrowing capacity of $139 million, with an additional $11 million available at the discretion of the majority of the Company’s banks. There was $136.2 million in borrowings outstanding on this credit agreement at March 28, 2009.

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

As of March 28, 2009, the Company’s sources of available funds were $95.5 million in cash and cash equivalents, of which the Company must maintain a minimum of $25 million domestically under the terms of its revolving credit agreement. Under the terms of its new revolving credit agreement, the Company is initially limited to borrowings of $139 million, subject to a borrowing cap. The borrowing cap, which stood at $134.9 million at March 28, 2009, is adjusted based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment. There was $136.2 million in borrowings outstanding under the credit agreement at March 28, 2009. The Company also has a line of credit with two banks that provide for borrowings of currencies for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $15.3 million. There was $6.1 million outstanding on these lines of credit at March 28, 2009.

The Company believes that its cash and cash equivalents and funds available under its amended domestic and international credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management’s plans include further reducing expenditures as necessary, or pursuing alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements for the next twelve months. However, there can be no assurance that any such financing would be available on commercially acceptable terms.

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, (i) inability to meet customer demands associated with semiconductor industry spending; (ii) the transition to new products, the uncertainty of customer acceptance of new product offerings, and rapid technological and market change; (iii) insufficient, excess or obsolete inventory; (iv) competitive factors, including but not limited to pricing pressures; and (v) the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, ”International Risks”, and “Risks Related to the Securities Markets and Ownership of our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, and long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of the Company’s long-term debt at March 28, 2009 carries floating rates of interest. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.6 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 28, 2009, the Company had no outstanding forward contracts.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 28, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

The Company acquired Poco Graphite, Inc. on effective August 11, 2008. In the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended March 28, 2009, management has excluded total assets of $100 million and net sales of $9 million related to Poco Graphite, Inc. that are included in the consolidated financial statements of Entegris, Inc. and subsidiaries as of and for the period ended March 28, 2009. Management must include Poco Graphite, Inc. in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting no later than the third quarter of 2009.

(b) Changes in internal control over financial reporting.

During the quarter ended March 28, 2009, the Company instituted controls and procedures in connection with the expanded segment reporting requirements associated with the changes to the Company’s management and organizational structure.

Other than the change mentioned above, there was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of March 28, 2009.

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

Item 6.	Exhibits

10.1	Amended and Restated Credit Agreement dated as of March 2, 2009 among Entegris, Inc. and Poco Graphite, Inc., as Borrowers, The Banks, as defined herein, Wells Fargo Bank National Association, as Agent, Citibank N.A., as Syndication Agent, and RBS Citizens, National Association, as Documentation Agent. [Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2009]

10.2	Entegris, Inc. 2009 Stock Option Award Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: May 6, 2009	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)