Form 10-Q
period 2009-06-27
ENTEGRIS INC
filed 2009-07-24
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 27, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at July 20, 2009
Common Stock, $0.01 Par Value	113,954,856

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 27, 2009

	Description	Page

PART I

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Consolidated Balance Sheets as of June 27, 2009 and December 31, 2008	3

	Consolidated Statements of Operations for the Three Months and Six Months Ended June 27, 2009 and June 28, 2008	4

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 27, 2009 and June 28, 2008	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 27, 2009 and June 28, 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II	Other Information

Item 1.	Legal Proceedings	34

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits	35

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	June 27, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$84,066	$115,033
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,506 and $1,312	58,863	70,535
Inventories	81,924	102,189
Deferred tax assets and deferred tax charges	11,862	14,661
Assets held for sale	2,300	2,450
Other current assets	6,176	8,260

Total current assets	245,191	313,128

Property, plant and equipment, net of accumulated depreciation of $211,810 and $208,527	146,393	159,738

Other assets:
Intangible assets, net	83,258	93,139
Deferred tax assets and noncurrent tax assets	12,397	13,315
Other assets	19,508	18,504

Total assets	$506,747	$597,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$23,503	$13,166
Short-term borrowings	4,183	—
Accounts payable	18,242	21,782
Accrued liabilities	30,665	36,971
Deferred tax liabilities and income taxes payable	7,161	7,437

Total current liabilities	83,754	79,356

Long-term debt, less current maturities	123,981	150,516
Pension benefit obligations and other liabilities	20,617	24,559
Deferred tax liabilities and noncurrent income tax liabilities	4,625	7,223

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 27, 2009 and December 31, 2008	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 113,704,518 and 113,101,535	1,137	1,131
Additional paid-in capital	690,252	684,974
Retained deficit	(436,484)	(376,247)
Accumulated other comprehensive income	18,865	26,312

Total shareholders’ equity	273,770	336,170

Total liabilities and shareholders’ equity	$506,747	$597,824

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$82,576	$147,947	$141,614	$296,174
Cost of sales	58,846	88,060	112,866	172,299

Gross profit	23,730	59,887	28,748	123,875
Selling, general and administrative expenses	25,685	37,105	55,406	80,427
Engineering, research and development expenses	7,843	10,362	16,747	20,863
Amortization of intangible assets	4,931	4,552	9,912	9,639
Restructuring charges	5,452	—	10,086	—

Operating (loss) income	(20,181)	7,868	(63,403)	12,946
Interest expense, net	2,577	81	4,425	68
Other expense (income), net	1,537	249	(3,686)	876

(Loss) income before income taxes and equity in affiliates	(24,295)	7,538	(64,142)	12,002
Income tax (benefit) expense	(2,252)	2,021	(4,850)	3,415
Equity in net loss (earnings) of affiliates	449	(8)	945	(146)

(Loss) income from continuing operations	(22,492)	5,525	(60,237)	8,733

Loss from operations of discontinued businesses, net of taxes	—	(592)	—	(935)

Net (loss) income	$(22,492)	$4,933	$(60,237)	$7,798

Basic (loss) earnings per common share:
Continuing operations	$(0.20)	$0.05	$(0.54)	$0.08
Discontinued operations	—	(0.01)	—	(0.01)
Net (loss) income	$(0.20)	$0.04	$(0.54)	$0.07

Diluted (loss) earnings per common share:
Continuing operations	$(0.20)	$0.05	$(0.54)	$0.08
Discontinued operations	—	(0.01)	—	(0.01)
Net (loss) income	$(0.20)	$0.04	$(0.54)	$0.07

Weighted shares outstanding:
Basic	112,694	114,382	112,521	115,075
Diluted	112,694	114,865	112,521	115,560

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive income
Balance at December 31, 2007	115,356	$1,154	$701,510	$145,462	$4,183	$852,309
Shares issued under stock plans	1,093	11	2,175	—	—	2,186
Share-based compensation expense	—	—	4,223	—	—	4,223
Repurchase and retirement of common stock	(3,292)	(33)	(20,023)	(4,347)	—	(24,403)
Other, net of tax	—	—	—	—	3	3	3
Foreign currency translation	—	—	—	—	11,452	11,452	11,452
Net income	—	—	—	7,798	—	7,798	7,798

Total comprehensive income							$19,253

Balance at June 28, 2008	113,157	$1,132	$687,885	$148,913	$15,638	$853,568

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total	Comprehensive loss
Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	$336,170
Shares issued under stock plans	603	6	564	—	—	570
Share-based compensation expense	—	—	4,179	—	—	4,179
Tax benefit associated with stock plans	—	—	535	—	—	535
Other, net of tax	—	—	—	—	105	105	105
Foreign currency translation	—	—	—	—	(7,552)	(7,552)	(7,552)
Net loss	—	—	—	(60,237)	—	(60,237)	(60,237)

Total comprehensive loss							$(67,684)

Balance at June 27, 2009	113,705	$1,137	$690,252	$(436,484)	$18,865	$273,770

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(In thousands)	June 27, 2009	June 28, 2008
Operating activities:
Net (loss) income	$(60,237)	$7,798
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations	—	935
Depreciation	16,173	12,300
Amortization	9,912	9,639
Share-based compensation expense	4,179	4,223
Impairment of equity investment	—	789
Impairment of property and equipment	314	—
Provision for doubtful accounts	373	(134)
Provision for excess and obsolete inventory	3,406	4,041
Provision for deferred income taxes	(3,432)	—
Equity in net loss (earnings) of affiliates	945	(146)
Charge for fair value mark-up of acquired inventory sold	4,065	—
Loss (gain) on sale of property and equipment	391	(99)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	9,786	8,130
Inventories	11,450	(345)
Accounts payable and accrued liabilities	(4,429)	(4,091)
Other current assets	2,050	1,404
Income taxes payable	3,840	(12,222)
Other	(5,118)	(2,241)

Net cash (used in) provided by operating activities	(6,332)	29,981

Investing activities:
Acquisition of property and equipment	(10,399)	(11,795)
Purchase of equity investments	—	(10,982)
Proceeds from sale of property and equipment	236	919

Net cash used in investing activities	(10,163)	(21,858)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(306,951)	(19,298)
Proceeds from short-term borrowings and long-term debt	296,510	—
Issuance of common stock	570	2,186
Repurchase and retirement of common stock	—	(24,403)
Payments for debt issuance costs	(3,500)	(622)

Net cash used in financing activities	(13,371)	(42,137)

Discontinued operations:
Net cash used in operating activities	—	(341)
Net cash provided by investing activities	—	735

Net cash used in discontinued operations	—	394

Effect of exchange rate changes on cash and cash equivalents	(1,101)	5,373

Decrease in cash and cash equivalents	(30,967)	(28,247)
Cash and cash equivalents at beginning of period	115,033	160,655

Cash and cash equivalents at end of period	$84,066	$132,408

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of June 27, 2009 and December 31, 2008, the results of operations for the three months and six months ended June 27, 2009 and June 28, 2008, and shareholders’ equity and comprehensive income (loss), and cash flows for the six months ended June 27, 2009 and June 28, 2008.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the six months ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

Subsequent events have been evaluated up to and including July 24, 2009 which is the date these financial statements were issued.

Basis of Presentation The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

The Company had a net loss of $517.0 million in fiscal 2008, including after-tax goodwill impairment charges of $454.6 million, a first quarter 2009 net loss of $37.7 million and a second quarter 2009 net loss of $22.5 million. The Company is experiencing significant revenue deterioration due to a severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. Revenues declined sharply from $145.8 million in the third quarter of 2008 to $112.7 million in the fourth quarter of 2008 and $59.0 million in the first quarter of 2009, followed by a modest recovery to $82.6 million in the second quarter of 2009. Second quarter 2009 net sales were down 44% compared to the year-ago quarter. The sales decline was mitigated by sales of $8.1 million from POCO Graphite (POCO), which was acquired in August 2008. Excluding POCO sales, second quarter sales fell 50% in 2009 when compared to 2008.

The Company is unable to predict the ultimate duration and severity of this downturn or the timing of a recovery, if any, for the semiconductor industry. As a result of the poor business environment, the Company projected that it would violate the debt covenants in its then-existing revolving credit facility in the first half of 2009. Accordingly, the Company’s management, working with its banks, undertook the amendment of its revolving credit facility. On March 2, 2009, the Company entered into a $150.0 million amended revolving credit facility. The $150.0 million amended revolving credit facility allows the Company to borrow up to $139.0 million, subject to a borrowing cap based on the Company’s level of qualifying U.S. accounts receivable, inventories and value of property plant and equipment. The remaining $11.0 million of the credit facility may not be borrowed unless a majority of the lenders consent. At June 27, 2009, the Company had $129.5 million outstanding under the amended revolving credit facility. The Company’s borrowing cap stood at $126.3 million at June 27, 2009, requiring the Company to reduce the amount outstanding under the amended revolving credit facility to that amount in July 2009.

The amended revolving credit facility requires the Company to maintain compliance with new debt covenants and to pay higher rates of interest. The Company’s amended credit agreement contains financial covenants that limit its ability to purchase more than $16.0 million in capital equipment in 2009 and more than $20.0 million in 2010; requires that the Company maintain a minimum level of cash in the United States; and achieve certain levels of EBITDA performance during 2009 and the first quarter of 2010. Beginning in the second quarter of 2010, the Company must maintain or exceed fixed charge coverage and cash flow leverage ratios. (Also see Note 7 to the Company’s condensed consolidated financial statements). Through June 27, 2009, the Company was in compliance with all applicable debt covenants.

While the Company has taken significant actions to date to enable it to maintain compliance with new debt covenants, further actions will be necessary over the next twelve months if revenue levels do not improve from second quarter 2009 levels. At current revenue levels, the Company’s management would need to act upon additional identified contingency plan actions in order to avoid violating those covenants. These reductions, if necessary, may include such items as additional furloughs, permanent headcount reductions, office closures, further operating cost reductions, elimination of certain new product development initiatives and other cost reduction measures. Certain of the contingency plan actions may need to be implemented in the third quarter of 2009 to realize the aggregate financial benefits necessary to maintain compliance with the Company’s debt covenants. While there can be no assurance that these actions will be sufficient, such contingency plans are within the Company’s control. Further, the Company has the intent and ability to execute as necessary and believes such benefits are achievable. However, there can be no assurance that these additional operating expense reductions would not have a lasting negative impact on the Company’s long-term business prospects.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments. The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments and approximated its carrying value at June 27, 2009.

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

The condensed consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

(In thousands)	Three months ended		Six months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$—	$217	$—	$568

Loss from discontinued operations, before income taxes	$—	$(945)	$—	$(1,493)
Income tax benefit	—	353	—	558

Loss from discontinued operations, net of taxes	$—	$(592)	$—	$(935)

3. INVENTORIES

Inventories consist of the following:

(In thousands)	June 27, 2009	December 31, 2008
Raw materials	$21,540	$24,922
Work-in process	14,159	16,498
Finished goods(a)	45,615	59,954
Supplies	610	815

Total inventories	$81,924	$102,189

(a)	Includes consignment inventories held by customers for $4,093 and $4,465 at June 27, 2009 and December 31, 2008, respectively.

4. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $83.3 million as of June 27, 2009 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of June 27, 2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$16,033	$1,822
Developed technology	74,988	42,436	32,552
Trademarks and trade names	15,500	7,385	8,115
Customer relationships	55,400	15,184	40,216
Other	5,859	5,306	553

	$169,602	$86,344	$83,258

	As of December 31, 2008
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$15,218	$2,637
Developed technology	74,988	36,742	38,246
Trademarks and trade names	15,500	6,872	8,628
Customer relationships	55,400	12,595	42,805
Other	7,664	6,841	823

	$171,407	$78,268	$93,139

Aggregate amortization expense for the three months and six months ended June 27, 2009 amounted to $4.9 million and $9.9 million, respectively. Estimated amortization expense for calendar years 2009 to 2013 and thereafter is approximately $20.3 million, $12.9 million, $9.6 million, $9.0 million, $8.4 million, and $33.0 million, respectively.

5. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and six-month periods ended June 27, 2009 and June 28, 2008:

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Balance at beginning of period	$820	$1,769	$1,112	$1,306
Accrual for warranties issued during the period	484	744	634	1,348
Adjustment of unused previously recorded accruals	—	(203)	(57)	(203)
Settlements during the period	(109)	(428)	(494)	(569)

Balance at end of period	$1,195	$1,882	$1,195	$1,882

6. RESTRUCTURING COSTS

For the three-month and six-month periods ended June 27, 2009 and June 28, 2008, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

(In thousands)	Three months ended		Six months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Accrued liabilities at beginning of period	$9,427	$7,753	$12,696	$6,209
Provision	2,681	1,307	4,973	5,133
Payments	(4,549)	(2,915)	(10,110)	(5,197)

Accrued liabilities at end of period	$7,559	$6,145	$7,759	$6,145

Global restructuring and cost reduction initiatives

In the third quarter of 2008, the Company announced the appointment of a new Chief Operating Officer. In conjunction with this change in executive management, the Company initiated a global business restructuring of its sales and marketing functions, manufacturing operations, and realignment of its global supply chain and related ancillary operational functions. The Company has incurred employee termination and other costs in connection with this business restructuring, as well as actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008.

The Company announced on November 4, 2008 that it will close the larger of its two manufacturing facilities in Chaska, Minnesota and will transfer the related production to its other existing facilities. The closure, which will impact approximately 200 positions in the Company’s worldwide workforce, is expected to be completed in 2009. Associated with these changes, the Company recorded $10.4 million in the year ended December 31, 2008 related to employee severance and retention costs (generally over the employees’ required remaining term of service) that were classified as restructuring charges. In the first quarter of 2009, the Company announced workforce reductions in Asia and Japan, which affected approximately 132 positions. In the second quarter of 2009, the Company announced additional global workforce reductions, affecting approximately 96 positions. In connection with the above actions, the Company recorded charges related to employee severance costs of approximately $2.7 million and $4.7 million for the three months and six months ended June 27, 2009, respectively, which were classified as restructuring charges.

In addition, $0.6 million and $1.4 million in accelerated depreciation expense; $2.2 million and $3.8 million in other costs associated with the transfer of production from the Chaska facility; and zero and $0.2 million related to other workforce reductions were recorded and classified as restructuring charges for the three months and six months ended June 27, 2009, respectively.

Selling, general and administrative expense reductions

In March 2008, the Company terminated approximately 75 employees associated with efforts to adjust the Company’s operations to changing business conditions. In connection with this action, the Company recorded charges of $0.4 million and $4.2 million for the three months and six months ended June 28, 2008 ($4.8 million for the year ended December 31, 2008) for employee severance and retention costs (generally over the employees’ required remaining term of service) that were primarily classified as selling, general and administrative expenses.

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

Under the terms of the Amended Agreement, the Company is initially limited to borrowings of $139.0 million, subject to a borrowing cap. The borrowing cap is adjusted based on the Company’s levels of qualifying domestic accounts receivable, and inventories and the value of its property, plant and equipment. The remaining $11 million of the credit facility may not be borrowed unless a majority of the lenders consent. There was $129.5 million in borrowings outstanding under the Amended Agreement at June 27, 2009.

On July 17, 2009, the Company revised the Amended Agreement with its lenders. The revision adjusts the manner in which the Company calculates the fixed asset component of its borrowing base under the Amended Agreement. Under the adjusted borrowing base calculation, the borrowing cap stood at $131.1 million at June 27, 2009.

The adjustment to the fixed asset component of the borrowing base includes step-downs in the Company’s fixed asset valuation as of the last day of fiscal October 2009, January 2010 and April 2010 of $4.0 million, $4.0 million and $3.2 million, respectively. The step-downs in fixed asset valuation could result in the overall borrowing cap being adjusted downward over time, depending on adjustments to the Company’s other borrowing base components. Accordingly, based on the Company’s current borrowing base calculation, the Company has classified $10.9 million of the amount outstanding under the Amended Agreement as of June 27, 2009 in current maturities of long-term debt in the accompanying condensed consolidated balance sheets.

The financial covenants in the Amended Agreement replace those in the prior credit agreement. Through June 27, 2009, the Company was in compliance with all applicable debt covenants of the Amended Agreement.

The Amended Agreement requires that the Company not exceed the negative year-to-date EBITDA amounts in 2009 and that the Company exceed the positive year-to-date EBITDA amounts at prescribed levels on a monthly basis through March 2010. Under the Amended Agreement EBITDA is calculated by adding consolidated net income, depreciation, amortization, share-based compensation expense, interest expense, income taxes, non-cash gains and losses, extraordinary gains and losses, non-recurring expenses associated with a permitted acquisition, foreign exchange expense and certain expenses related to the Amended Agreement. Non-cash gains and losses include adjustments to the Company’s excess and obsolete inventory reserves and allowances for doubtful accounts, and impairment charges of long-lived assets and investments. In addition, the Amended Agreement allows the addback of up to $1.0 million in restructuring charges.

The EBITDA covenant levels required by the Amended Agreement are indicated in the table below. The Company’s actual year-to-date EBITDA, as defined by the Amended Agreement, was $(20.2) million at June 27, 2009.

Period ending	(In thousands)
Fiscal 2009 year-to-date EBITDA levels
March 2009	$(31,000)
April 2009	(35,000)
May 2009	(42,000)
June 2009	(45,000)
July 2009	(53,000)
August 2009	(59,000)
September 2009	(62,000)
October 2009	(62,000)
November 2009	(62,000)
December 2009	(56,000)
Fiscal 2010 year-to-date EBITDA levels
January 2010	$(3,000)
February 2010	2,000
March 2010	7,000

Beginning in the second quarter of 2010, the foregoing minimum EBITDA covenants expire, and the Amended Agreement requires that the Company maintain a cash flow leverage ratio of no more than 3.0 and a fixed charge coverage ratio no lower than 1.5. The cash flow leverage ratio is defined as the sum of short-term borrowings, long-term debt and capital lease obligations divided by the most recent two fiscal quarters’ EBITDA (as defined above) multiplied by two. The fixed charge coverage ratio is defined as the sum of EBITDA (as defined above) and lease expense less the sum of capital expenditures and income tax payments, which figure in turn is divided by the sum of interest expense, lease expense and scheduled principal payments.

In addition to the financial metric covenants required under the Amended Agreement, the Company may not purchase more than $16 million in capital equipment in 2009 and no more than $20 million in 2010. The Company must also maintain a minimum of $25 million in domestic cash balances under the terms of its revolving credit agreement.

Under the terms of the Amended Agreement, the Company may elect that the loans comprising each borrowing bear interest at a rate per annum equal to either (a) the sum of 4.25% plus a base rate equal to the highest of: (i) the prime rate then in effect, (ii) the Federal Funds rate then in effect plus 1.25%, (iii) the one-month LIBOR rate then in effect plus 1.25% or (iv) 3.25%; or (b) the sum of 5.25% plus the greater of the LIBOR rate then in effect or 1.50%. These interest rates may be increased by 2.25% if the Company’s fiscal year-to-date EBITDA loss for the period ending on the dates below is greater than the amount indicated in the table below:

Period ending	(In thousands)
July 2009	$(44,000)
August 2009	(47,000)
September 2009	(46,000)
October 2009	(46,000)
November 2009	(45,000)
December 2009	(39,000)

As of June 27, 2009, the weighted average interest rate on outstanding borrowings under the Amended Agreement was 6.81%. In addition, the Company pays a commitment fee of 0.75% on the unborrowed amount of the $139.0 million available under the Amended Agreement.

The Company’s borrowings are guaranteed by all its subsidiaries that are treated as domestic for tax purposes and secured by a first-priority security interest in all assets owned by the borrowers or such domestic guarantors, except that the collateral shall include only 65% of the voting stock owned by the borrowers or a domestic subsidiary of each subsidiary which is treated as foreign for tax purposes.

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

8. OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
(Loss) gain on foreign currency remeasurement	$(1,836)	$427	$3,322	$(323)
Impairment of equity investment	—	(789)	—	(789)
Other, net	299	113	364	236

Other (expense) income, net	$(1,537)	$(249)	$3,686	$(876)

The (loss) gain on foreign currency remeasurement for the three-month and six-month periods ended June 27, 2009 mainly reflect foreign currency transaction effects of the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

In June 2008, the Company also invested an additional $1.0 million in a privately-held chemical mechanical planarization (CMP) pad company. Based upon the pricing of this investment, the Company determined that its previous investment of $1.5 million in this same company was partially impaired. Accordingly, the Company recognized an impairment loss of $0.8 million in the three-month and six-month periods ended June 28, 2008.

9. INCOME TAXES

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates as follows:

	Six months ended
(In thousands)	June 27, 2009	June 28, 2008
Expected federal income tax at statutory rate	$(22,450)	$4,201
State income taxes before valuation allowance, net of federal tax effect	(1,069)	58
Effect of foreign source loss (income)	4,358	(1,238)
Valuation allowance	14,581	—
Other items, net	(270)	394

Income tax (benefit) expense	$(4,850)	$3,415

In 2009, the Company’s tax rate was lower than U.S. statutory rates, mainly due to the $14.8 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets management concluded will not be utilized. The Company also reduced its foreign deferred tax asset allowance by $0.3 million.

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

10. (LOSS) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per common share.

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Basic - weighted common shares outstanding	112,694	114,382	112,521	115,075
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	—	483	—	485

Diluted - weighted common shares and common shares equivalent outstanding	112,694	114,865	112,521	115,560

The effect of the inclusion of stock options and unvested restricted common stock for the three-month and six-month periods ended June 27, 2009, respectively, would have been anti-dilutive.

11. FAIR VALUE MEASUREMENTS

The Company’s assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair value measurements at reporting date using
Description	June 27, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
Assets held for sale	$2,300	$—	$2,300	$—	$(150)

In accordance with the provisions of Statement 144, assets held for sale with a carrying amount of $2.5 million were written down to their fair value, less cost to sell, of $2.3 million, which management considers a level 2 input, resulting in losses of $0.1 million and $0.2 million for the three-month and six-month periods ended June 27, 2009, respectively.

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

The Company’s financial reporting segments are Contamination Control Solutions (CCS), Micro Environments (ME), and Entegris Specialty Materials (ESM).

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

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales
CCS	$47,541	$87,262	$81,828	$182,000
ME	26,176	58,691	40,858	108,729
ESM	8,859	1,994	18,928	5,445

Total net sales	$82,576	$147,947	$141,614	$296,174

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Segment profit (loss)
CCS	$3,181	$20,584	$(5,079)	$47,143
ME	(155)	10,651	(10,203)	17,370
ESM	(1,047)	683	(430)	2,021

Total segment profit (loss)	$1,979	$31,918	$(15,712)	$66,534

(In thousands)	June 27, 2009	December 31, 2008
Total assets
CCS	$162,480	$198,991
ME	81,491	92,452
ESM	129,899	134,998
Corporate	132,877	171,383

Total assets	$506,747	$597,824

Corporate assets consist primarily of cash and cash equivalents, assets held for sale, investments, deferred tax assets and deferred tax charges.

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Depreciation and amortization
CCS	$5,634	$5,950	$11,204	$12,285
ME	2,447	2,673	5,096	5,785
ESM	3,083	704	6,122	1,405
Corporate	1,669	1,310	3,663	2,464

Total depreciation and amortization	$12,833	$10,637	$26,085	$21,939

	Six months ended
(In thousands)	June 27, 2009	June 28, 2008
Capital expenditures
CCS	$6,112	$3,956
ME	2,290	4,587
ESM	479	36
Corporate	1,518	3,216

Total capital expenditures	$10,399	$11,795

The following table reconciles total segment profit to operating income:

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Total segment profit (loss)	$1,979	$31,918	$(15,712)	$66,534
Amortization of intangibles	(4,931)	(4,552)	(9,912)	(9,639)
Restructuring charges	(5,452)	—	(10,086)	—
Charge for fair value mark-up of acquired inventory sold	—	—	(4,065)	—
Unallocated general and administrative expenses	(11,777)	(19,498)	(23,628)	(43,949)

Operating (loss) income	$(20,181)	$7,868	$(63,403)	$12,946

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

In May 2009, the FASB has issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company in the second quarter of 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB has issued SFAS No. 167, Amendments to FASB Interpretation No 46(R). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 becomes effective for the Company in 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material effect on the Company’s financial statements.

In June 2009, the FASB has issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No.162 and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 becomes effective for the Company for the third quarter of 2009. The Company does not expect that the adoption of SFAS No. 168 will have a material effect on the Company’s financial statements.

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

The Company offers a diverse product portfolio which includes more than 15,000 standard and customized products that we believe provide the most comprehensive offering of materials integrity management products and services to the microelectronics industry. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable product class includes wafer shippers, disk shipping containers and test assembly and packaging products, membrane-based liquid filters and housings, metal-based gas filters and resin-based gas purifiers, as well as PVA roller brushes for use in post-CMP cleaning applications. The Company’s capital expense-driven products include its process carriers that protect the integrity of in-process wafers, components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes. With its August 2008 acquisition of Poco Graphite, Inc. (POCO), the Company added process-critical, graphite-based consumables and finished products used in a variety of markets to its portfolio of products.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2009 end March 28, 2009, June 27, 2009, September 26, 2009 and December 31, 2009. Unaudited information for the three months and six months ended June 27, 2009 and the financial position as of June 27, 2009 and December 31, 2008 are included in this Quarterly Report on Form 10-Q.

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

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc., include:

•

Level of sales Since a large portion of the Company’s product costs (except for raw materials, purchased components and direct labor) are largely fixed in the short to medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affect certain costs such as incentive compensation and commissions, which are highly variable in nature. The Company’s sales are subject to the effects of industry cyclicality, technological change and substantial competition, including pricing pressures and foreign currency effects.

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

Overall Summary of Financial Results for the Three Months and Six Months Ended June 27, 2009

For the three months ended June 27, 2009 (2009), net sales decreased by $65.4 million, or 44%, to $82.6 million compared to the three months ended June 28, 2008 (2008), primarily reflecting the continuation of the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. The second quarter sales decline was mitigated by the inclusion of sales of $8.1 million from POCO Graphite (POCO), which was acquired in August 2008. The sales decline included an unfavorable foreign currency translation effect of $4.1 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won, Taiwanese dollar and the Euro, offset partially by the strengthening of the Japanese yen. Excluding those factors, second quarter sales fell 47% in 2009 when compared to 2008.

On a sequential basis, second quarter sales rose 40% from first quarter net sales of $59.0 million, reflecting a modest upturn in bookings and sales of certain of the Company’s unit-driven, consumable products. However, second quarter net sales were still well below pre-recessionary levels.

Net sales for the first six months of 2009 were $141.6 million, down 52% from $296.2 million in the comparable year-ago period, indicative of the same factors noted above. The year-to-date sales decline was mitigated by the inclusion of sales of $17.3 million from POCO. The sales decline included an unfavorable foreign currency translation effect of $6.3 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won, Taiwanese dollar and the Euro, offset partially by the strengthening of the Japanese yen. Excluding those factors, sales for the first six months of 2009 fell 56% when compared to 2008.

In the Company’s view, the business and industry downturn reached a trough during the first quarter of 2009. During the second quarter, the Company began to experience a modest upturn in bookings and sales of certain of its unit-driven, consumable products. This upturn was predominantly driven by Asian foundry customers, particularly in Taiwan. Through the date of this filing, no convincing indications of economic recovery in the Company’s capital-driven product lines have been discernible. The Company expects the upturn in the consumable side of the business to continue through the remainder of 2009. However, the Company’s current forecast for the remainder of the year does not assume increased volume for its capital-driven product lines. To date, the Company believes the revenue downturn is primarily volume driven. Based on the available information, the Company does not perceive any significant market share loss nor material sales price erosion. Additionally, given that no single customer accounts for more than 6% of the Company’s annual revenue, an overall business recovery is not predicated on any one particular customer or group of customers, but rather on the overall semiconductor sector returning to pre-recessionary levels.

The Company reported lower gross profits and a lower gross margin for both the three-month and six-month periods compared to a year earlier. The gross profit declines for the three-month and six-month periods were primarily due to lower factory utilization associated with the significant year-over-year sales decrease, which resulted in manufacturing production falling significantly below normal capacity.

The gross margin rate for the second quarter of 2009 was 28.7% versus 40.5% for the second quarter of 2008 and 8.5% for the three months ended March 28, 2009. Gross margin for the first six months of the year was 20.3% compared to 41.8% in the comparable period a year ago.

The Company included in cost of sales period expense of $2.1 million and $10.1 million, respectively, in the three-month and six month periods ended June 27, 2009, associated with its below-capacity production levels. In the first quarter of 2009, the Company also recorded a $4.1 million incremental charge associated with the fair market value write-up of inventory acquired in the 2008 acquisition of POCO.

The Company had lower year-over-year selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs for the three-month and six-month periods ended June 27, 2009 when compared to the year-ago periods, mainly reflecting lower payroll and benefits costs resulting from headcount reductions.

The Company also incurred restructuring charges of $5.5 million and $10.1 million in the three months and six months ended June 27, 2009 in connection with business restructuring activities and actions taken in response to the downturn in the semiconductor industry.

The Company reported a net loss from continuing operations of $22.5 million for the three-month period ended June 27, 2009 compared to income from continuing operations of $5.5 million in the year-ago period, while a net loss from continuing operations of $60.2 million for the six-month period compared to income from continuing operations of $8.7 million in the year-ago period.

During the six months ended June 27, 2009, the Company’s operating activities used cash of $6.3 million. Cash and cash equivalents were $84.1 million at June 27, 2009 compared with $115.0 million at December 31, 2008.

On March 2, 2009, the Company amended and restated its credit facility, replacing the Company’s previous $230 million revolving credit facility with a new $150 million revolving credit facility (the Amended Agreement) maturing November 1, 2011 (the Amended Agreement). (Also see Note 7 to the Company’s condensed consolidated financial statements).

The Amended Agreement requires the Company to maintain compliance with new debt covenants and to pay higher rates of interest. The Company’s amended credit agreement contains various financial covenants that limit its ability to purchase more than $16 million in capital equipment in 2009 and more than $20 million in 2010; requires that the Company maintain a minimum level of cash in the United States; and require that the Company achieve certain levels of EBITDA performance during 2009 and the first quarter of 2010. (Also see Note 7 to the Company’s condensed consolidated financial statements).

Given the significantly reduced revenue level resulting from the dramatic economic and industry downturns and the resulting negative cash flows for the Company, management has taken significant actions to date to enable it to maintain compliance with the debt covenants of the Amended Agreement. However, further actions may be necessary if revenue levels do not improve from second quarter levels. At current revenue levels, the Company’s management would need to act upon additional identified contingency plan actions in order to avoid violating those covenants. These reductions, if necessary, may include such items as additional furloughs, permanent headcount reductions, office closures, further operating cost reductions, elimination of certain new product development initiatives and other cost reduction measures. Certain of the contingency plan actions may need to be implemented in the third quarter to realize the aggregate financial benefits necessary to maintain compliance with the Company’s debt covenants. While there can be no assurance that these actions will be sufficient, such contingency plans are within the Company’s control. Further, the Company has the intent and ability to execute as necessary and believes such benefits are achievable. However, there can be no assurance that these additional operating expense reductions would not have a lasting negative impact on the Company’s long-term business prospects.

The Company believes that its cash and cash equivalents and funds available under the Amended Agreement and international credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management’s plans include further reducing expenditures as necessary or pursuing alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements for the next twelve months. However, given recent economic events and the resulting credit shortage, there can be no assurance that any such financing would be available on commercially acceptable terms.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.5 million and $1.3 million at June 27, 2009 and December 31, 2008, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in product returns. At June 27, 2009 and December 31, 2008, the Company’s reserve for sales returns and allowances was $0.9 million and $1.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $10.3 million and $8.3 million at June 27, 2009 and December 31, 2008, respectively.

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

Impairment of Long-Lived Assets As of June 27, 2009, the Company had $146.4 million of net property, plant and equipment and $83.3 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its property and equipment assets, particularly its molding equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset groups determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the fair value attributable to the asset group is less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated or amortized over the remaining estimated useful life of the assets.

In connection with the triggering events during the third and fourth quarters of 2008 and the first quarter of 2009, the Company reviewed its long-lived assets and determined that none of its long-lived assets were impaired for its asset groups under Statement of Financial Accounting Standards (“SFAS”) No. 144. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups, which were greater than their carrying values. As required under U.S. generally accepted accounting principles, the SFAS No. 144 impairment analyses for the third and fourth quarters of 2008 occurred before the SFAS No. 142 goodwill impairment assessments.

Long-lived assets are grouped with other assets and liabilities at the lowest level (asset groups) for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company has four asset groups, identified by assessing the Company’s identifiable cash flows and the interdependence of such cash flows: Contamination Control Solutions (CCS), Microenvironments (ME), Poco Graphite (POCO) and Entegris Specialty Coatings (ESC).

The Company’s estimate of undiscounted cash flows attributable to the asset groups included only future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) incorporated the Company’s assumptions about its use of the asset group and were determined for the remaining useful life of the primary asset (the principal long-lived tangible asset being depreciated or intangible asset being amortized that is the most significant component asset from which the asset group derives its cash-flow-generating capacity) of each asset group. The key assumptions were projected revenues, gross margin expectations and operating cost estimates. Future cash flows used to test the recoverability of each asset group were made for the remaining useful life of the asset group, which itself is based on the remaining useful life of the primary asset of each group as described below. Where the primary asset is not the asset of the asset group with the longest remaining useful life, estimates of future cash flows for the group assume the sale of the group at the end of the remaining useful life of the primary asset.

The recoverability test included all cash outflows that the asset group is estimated to incur to obtain the estimated future cash inflows. Accordingly, where required, the Company reflected within the cash flows of its asset groups an allocation of corporate expenses to its asset groups, because those assets require the services provided by the Company’s shared services infrastructure (among others, finance, human resources, information technology, sales and marketing, legal) if the asset group were operated on a stand-alone basis.

Under the first quarter 2009 impairment test, all asset groups had future undiscounted cash flows in excess of their carrying values by at least 60%, except for the ME asset group, which the Company estimated had a fair value 27% higher than its carrying value. The carrying value of this asset group’s property, plant and equipment and intangible assets at March 28, 2009 was $42.9 million and $1.2 million, respectively. If either revenue for the Company’s asset groups decreased from the current forecast without offsetting decreases in costs, or if the asset group’s operating costs increased from the current forecast without offsetting increases in revenue, the estimated undiscounted cash flows of the asset groups could be less than their carrying values. This would require an impairment loss to be recognized based on the excess of the carrying amount of the respective asset group over its fair value. As noted fair value would be determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate.

As described above, the evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the identification of the asset group at the lowest level of independent cash flows and the primary asset of the group and long-range forecasts of revenue and costs, reflecting management’s assessment of general economic and industry conditions, operating income, depreciation and amortization and working capital requirements.

Due to the inherent uncertainty involved in making these estimates, particularly in the current economic environment and forecast of a recovery, actual results could differ from those estimates. In addition, changes in the underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

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

As a result of the recent general economic and industry declines, and their impact on the Company’s future outlook, management has reviewed its U.S. deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. The Company had U.S. net deferred tax asset positions of $57.0 million and $42.3 million as of June 27, 2009 and December 31, 2008, respectively, which comprised temporary differences and various credit carryforwards. Management has concluded that it is not more likely than not that the Company will realize the net deferred tax assets. Accordingly, the Company maintained valuation allowances of $56.9 million and $42.1 million as of June 27, 2009 and December 31, 2008, respectively, with respect to U.S. deferred tax assets.

The negative evidence of a cumulative three-year U.S. operating loss, the expectation for U.S. operating results in early future years and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence and tax planning strategies.

The Company had net non-U.S. deferred tax asset positions before valuation allowance of $17.2 million and $12.5 million as of June 27, 2009 and December 31, 2008, respectively. At those dates, management determined that based upon the available evidence, a valuation allowance was required against non-U.S. deferred tax assets in certain tax jurisdictions. Accordingly, the Company maintained valuation allowances of $0.3 million and $0.6 million as of June 27, 2009 and December 31, 2008, respectively, with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At June 27, 2009 and December 31, 2008, the Company’s accrual for estimated future warranty costs was $1.2 million and $1.1 million, respectively.

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

Determining the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives, and certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact net income.

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

Three and Six Months Ended June 27, 2009 Compared To Three and Six Months Ended June 28, 2008

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	59.5	79.7	58.2

Gross profit	28.7	40.5	20.3	41.8
Selling, general and administrative expenses	31.1	25.1	39.1	27.2
Engineering, research and development expenses	9.5	7.0	11.8	7.0
Amortization of intangible assets	6.0	3.1	7.0	3.3
Restructuring charges	6.6	—	7.1	—

Operating (loss) income	(24.4)	5.3	(44.8)	4.4
Interest (expense) income, net	(3.1)	(0.1)	(3.1)	—
Other (expense) income, net	(1.9)	(0.2)	2.6	(0.3)

(Loss) income before income taxes and other items below	(29.4)	5.1	(45.3)	4.1
Income (benefit) tax expense	(2.7)	1.4	(3.4)	1.2
Equity in net loss (earnings) of affiliates	0.5	—	0.7	—

(Loss) income from continuing operations	(27.2)	3.7	(42.5)	2.9

Net sales For the three months ended June 27, 2009 (2009), net sales decreased by $65.4 million, or 44%, to $82.6 million compared to the three months ended June 28, 2008 (2008), primarily reflecting the continuation of the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. The second quarter sales decline was mitigated by the inclusion of sales of $8.1 million from POCO Graphite (POCO), which was acquired in August 2008. The sales decline included an unfavorable foreign currency translation effect of $4.1 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won, Taiwanese dollar and the Euro, offset partially by the strengthening of the Japanese yen. Excluding those factors, second quarter sales fell 47% in 2009 when compared to 2008.

On a sequential basis, sales rose 40% from first quarter net sales of $59.0 million, reflecting a modest upturn in bookings and sales of certain of the Company’s unit-driven, consumable products. However, second quarter net sales were still well below pre-recessionary levels.

Sales to semiconductor customers represented 69% of second quarter sales and reflected increases in fab utilization rates and wafer starts, particularly for the Company’s Asian foundry customers. On an industry wide basis, fab utilization rates rose to about 70% in the second quarter of calendar 2009 from levels about 50% in the first quarter, when the entire industry was in a virtual shutdown mode during much of the first quarter. Similarly, the Company’s second quarter sales were boosted by increased demand from wafer growers, which responded to the increased fab production level. Aside from some technology-driven projects, capital spending among semiconductor customers remained very soft.

Net sales for the first six months of 2009 were $141.6 million, down 52% from net sales of $296.2 million in the comparable year-ago period, indicative of the same factors noted above. The year-to-date sales decline was mitigated by the inclusion of sales of $17.3 million from POCO. The sales decline included an unfavorable foreign currency translation effect of $6.3 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won, Taiwanese dollar and the Euro, offset partially by the strengthening of the Japanese yen. Excluding those factors, sales for the first six months of 2009 fell 56% when compared to 2008.

To date, the Company believes the revenue downturn of the past several quarters is exclusively volume driven. Based on the information available, the Company believes it has maintained market share for its products and that the effect of selling price erosion has been nominal.

For the quarter ended June 27, 2009, sales of unit-driven products represented 74% and sales of capital-driven products represented 26% of total sales, respectively. For the second quarter of 2008 and the three months ended March 28, 2009 this split was 62%/38% and 75%/25%, respectively. The year-over-year shift in relative demand toward unit-driven products reflects lower spending by semiconductor customers for capital-driven, capacity-related products such as wafer carriers and liquid systems.

On a geographic basis, second quarter sales to North America were 31%, Asia (excluding Japan) 35%, Europe 15% and Japan 19% of total net sales. This compared to second quarter sales figures of North America 24%, Asia 37%, Europe 18% and Japan 21% in 2008.

Gross profit Gross profit in the three months ended June 27, 2009 decreased by $36.2 million to $23.7 million, a decline of 60% from $59.9 million for the three months ended June 29, 2008. The gross margin rate for the second quarter of 2009 was 28.7% versus 40.5% for the three months ended June 28, 2008 and 8.5% for the three months ended March 28, 2009.

For the first six months of 2009, gross profit was $28.7 million, down 77% from gross profit of $123.9 million recorded in the first six months of 2008. As a percentage of net sales, gross margin for the first six months of the year was 20.3% compared to 41.8% in the comparable period a year ago.

The gross profit declines for the three-month and six-month periods were primarily due to lower factory utilization associated with the significant year-over-year sales decrease, which resulted in manufacturing production falling below normal capacity. Accordingly, the Company included in cost of goods sold period expense of $2.1 million and $10.1 million, respectively, in the three-month and six-month periods ended June 27, 2009, associated with its below-capacity production levels. The Company also recorded a $4.1 million incremental charge to cost of sales associated with the fair market value write-up of inventory acquired in the acquisition of POCO in the first quarter of 2009.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $11.4 million, or 31%, to $25.7 million in the three months ended June 27, 2009, down from $37.1 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, rose to 31.1% from 25.1% a year earlier. On a year-to-year basis, SG&A expenses fell by $25.0 million, or 31% to $55.4 million compared to $80.4 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, rose to 39.1% from 27.2% a year ago, reflecting the decrease in net sales.

The year-over-year decrease in SG&A costs includes compensation-related reductions of $13.3 million, reduced travel expense of $2.1 million and legal and professional services expense of $2.6 million, and a favorable foreign currency translation effect of $1.3 million. SG&A expenses in the first six months of 2008 included $4.3 million of severance-related costs associated with personnel terminations associated with operational streamlining efforts.

The Company expects SG&A expenses to be modestly higher than in the latter half of 2009 as it reverses a portion of the temporary cost cuts that were put in place in the first and second quarters, namely the furloughs and salary reductions for non-executive employees.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses decreased by $2.5 million, or 24%, to $7.8 million in the second quarter of fiscal 2009 compared to $10.4 million for the same period in fiscal 2008. ER&D expenses decreased 20% to $16.7 million in the first six months of 2009 compared to $20.9 million in the year-ago six-month period. The reduction in ER&D expense mainly reflects lower employee costs. Year-to-date ER&D expenses, as a percent of net sales, increased to 11.8% from 7.0%, mainly reflecting the decrease in net sales.

Amortization of intangible assets Amortization of intangible assets was $4.9 million in the three months ended June 27, 2009 compared to $4.6 million in the year-ago period. Amortization of intangible assets was $9.9 million in the first six months of 2009 compared to $9.6 million in year-ago period. The increases are due to the additional amortization expense related to the amortizable intangibles of POCO, which was acquired in the third quarter of 2008.

Restructuring charges Restructuring charges were $5.5 million and $10.1 million in the three-month and six-month periods ended June 27, 2009, respectively. In 2008, the Company initiated a global business restructuring of its sales and marketing function, manufacturing operations, and realignment of the global supply chain and other ancillary operational functions. The Company has incurred employee termination and other costs in connection with the business restructuring and actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008. See Note 6 to the Company’s condensed consolidated financial statements for additional detail.

Interest (expense) income, net Net interest expense was $2.6 million and $4.4 million in the three-month and six-month periods ended June 27, 2009, respectively, compared to $0.1 million and $0.1 million in the three-month and six-months period ended June 28, 2008, respectively. The variance was due mainly to a significant increase in the Company’s outstanding debt compared to a year ago and higher interest rates under the Company’s amended credit agreement.

Other income (expense) Other expense in the three-months ended June 27, 2009 was $1.5 million, and other income in the six-month period ended June 27, 2009 was $3.7 million. These amounts mainly reflect foreign currency transaction losses of $1.8 million and foreign currency transaction gains of $3.3 million, respectively, related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

Other expense in the three-month and six-month periods ended June 28, 2008 totaled $0.2 million and $0.9 million, respectively. In June 2008, the Company also invested an additional $1.0 million in a privately-held chemical mechanical planarization (CMP) pad company. Based upon the pricing of this investment, the Company determined that its previous investment of $1.5 million in this same company was partially impaired. Accordingly, the Company recognized an impairment loss of $0.8 million in the second quarter of 2008.

Income tax (benefit) expense The Company recorded income tax benefit of $2.3 million in the three months ended June 27, 2009 compared to income tax expense of $2.0 million in the three months ended June 28, 2008. For the first six months of 2009, the Company recorded income tax benefit of $4.9 million compared to income tax expense of $3.4 million in the comparable period in fiscal 2008.

The year-to-date effective tax rate was 7.6% in the 2009 period, compared to 28.5% in the 2008 period. In 2009, the Company’s tax rate was lower than U.S. statutory rates, mainly due to the $14.8 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 U.S. operating losses, and thus provided an allowance for the portion of deferred tax assets management concluded will not be utilized. The Company also reduced its foreign deferred tax asset valuation by $0.3 million.

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

Discontinued operations The Company’s cleaning equipment businesses, classified as a discontinued operation, recorded operating losses of $0.6 million and $0.9 in the three months and six months ended June 28, 2008, respectively. The Company completed the sale of its cleaning equipment business in April 2008.

Net loss The Company recorded a net loss of $22.5 million, or $0.20 per diluted share, in the three-month period ended June 27, 2009 compared to net income of $4.9 million, or $0.04 per diluted share, in the three-month period ended June 28, 2008. The net loss from continuing operations for the three-month period were $22.5 million, or $0.20 per diluted share, compared to net income of $5.5 million, or $0.05 per diluted share, in the year-ago period.

For the six months ended June 27, 2009, the Company recorded a net loss of $60.2 million, or $0.54 per diluted share, compared to net income of $7.8 million, or $0.07 per diluted share, in the comparable period a year ago. The net loss from continuing operations for the six-month period was $60.2 million, or $0.54 per diluted share, compared to net income of $8.7 million, or $0.08 per diluted share, in the year-ago period.

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

The following table presents selected sales and segment profit (loss) data for the Company’s three segments for the five quarters ended June 27, 2009.

	Three months ended		Six months ended
(In thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Contamination Control Solutions
Net sales	$47,541	$87,262	$81,828	$182,000
Segment profit (loss)	3,181	20,584	(5,079)	47,143
Micro Environments
Net sales	$26,176	$58,691	$40,858	$108,729
Segment (loss) profit	(155)	10,651	(10,203)	17,370
Entegris Specialty Materials
Net sales	$8,859	$1,994	$18,928	$5,445
Segment (loss) profit	(1,047)	683	(430)	2,021

Contamination Control Solutions (CCS)

Net sales For the second quarter of 2009, CCS net sales decreased 46% to $47.5 million from $87.3 million in the comparable period last year, reflecting the downturn in the semiconductor industry that began during the second half of 2008.

Sales were up 39% on a sequential basis from the first quarter of calendar 2009. The growth reflected increased demand for liquid filtration products and chemical containers, which was driven by increased semiconductor fab utilization rates, particularly in Asia. Sales of CCS capital-driven products, such as photochemical pumps, fluid handling products, and gas purification systems, remained soft and, despite some sales of these systems, second quarter sales of most CCS capital-driven products remained at levels well below historical mid-cycle volumes.

For the six months ended June 27, 2009, CCS net sales decreased 55% to $81.8 million from $182.0 million in the comparable period last year. The changes in net sales reflect the underlying economic and semiconductor industry conditions noted above.

CCS reported a segment profit of $3.2 million in the second quarter of 2009 compared to a $20.6 million segment profit in the second quarter of 2008. For the six months ended June 27, CCS reported a segment loss of $5.1 million compared to segment profit of $47.1 million, a decrease of 111%.

The sharp decline in sales volume and the resulting reduction in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, CCS operating expenses decreased 24%, mainly due to lower selling and engineering, research and development costs.

Micro Environments (ME)

Net sales For the second quarter of 2009, ME net sales decreased 55% to $26.2 million from $58.7 million in the comparable period last year, reflecting the downturn in the semiconductor industry that began during the second half of 2008.

Sales were up 78% on a sequential basis from the first quarter of 2009. The growth was primarily due to improved demand for wafer shippers needed to support increased production in the semiconductor industry, as the industry worked through wafer inventories, and some of the leading wafer growers resumed production after shutting down for much of the first quarter of 2009.

For the six months ended June 27, 2009, ME net sales decreased 62% to $40.9 million from $108.7 million in the comparable period last year. The changes in net sales reflect the underlying overall economic and semiconductor industry conditions noted above.

ME reported a segment loss of $0.2 million in the second quarter of 2009 compared to a $10.7 million segment profit in the second quarter of 2008. For the six months ended June 27, ME reported a segment loss of $10.2 million compared to a segment profit of $17.4 million, a decrease of 159%.

The sharp decline in sales volume and the resulting reduction in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, ME operating expenses fell 28%, mainly due to lower selling and engineering, research and development costs.

Entegris Specialty Materials (ESM)

Net sales For the second quarter of 2009, ESM net sales increased 344% to $8.9 million from $2.0 million in the comparable period last year. The second quarter 2009 sales reflected the inclusion of $8.1 million from Poco Graphite, Inc. (POCO), which was acquired in August 2008. Excluding POCO, sales fell 62% in 2009 when compared to 2008.

Sales were down 12% on a sequential basis from the first quarter of calendar 2009. The decline related to softening in the non-semiconductor portions of the Entegris Specialty Materials business, which are sensitive to broader industrial market demand trends that have lagged the second quarter upturn in the unit-driven semiconductor business.

For the six months ended June 27, 2009, ESM net sales increased 248% to $18.9 million from $5.4 million in the comparable period last year. The six-month period ended June 27, 2009 reflected the inclusion of $17.3 million in net sales from POCO. Excluding POCO, sales fell 70% in 2009 when compared to 2008.

ESM reported a segment loss of $1.0 million in the second quarter of 2009 compared to a segment profit of $0.7 million in the second quarter of 2008. For the six months ended June 27, ESM reported a segment loss of $0.4 million compared to a segment profit of $2.0 million, a decrease of 121%. The addition of POCO’s results offset the effects of the significantly lower sales of ESM’s specialty coatings business.

Liquidity and Capital Resources

Operating activities Cash used in operating activities totaled $6.3 million in the six months ended June 27, 2009. Cash flow was used by the Company’s operations, net of various non-cash charges, including depreciation and amortization of $26.1 million, share-based compensation expense of 4.2 million, and a $4.1 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO. The net impact of changes in operating assets and liabilities, mainly reflecting declines in accounts receivable and inventory, also partially offset the cash used by operations.

Accounts receivable, net of foreign currency translation adjustments, decreased by $9.8 million in the first half of 2009. Despite this, the Company’s days sales outstanding was 65 days compared to 57 days at the beginning of the year, reflecting the effect of lower sales and the lengthening of customers’ paying patterns. The Company intends to reduce days sales outstanding by enhanced credit review and by leveraging its sales relationships to improve on-time payment performance. There can be no assurance that the Company will succeed in these efforts. Inventories at the end of the quarter decreased by $11.5 million from December 31, 2008, after taking into account the impact of foreign currency translation adjustments, provision for excess and obsolete inventory, and the charge for the fair value mark-up of acquired inventory. The decrease was mainly due to the effect of the Company’s worldwide efforts to reduce finished goods inventories.

Working capital at June 27, 2009 stood at $161.4 million, down from $233.8 million as of December 31, 2008, and included $84.1 million in cash and cash equivalents compared to cash and cash equivalents of $115.0 million as of December 31, 2008.

Investing activities Cash flow used in investing activities totaled $10.2 million in the three-month period ended June 27, 2009. Acquisition of property and equipment totaled $10.4 million, primarily for additions related to manufacturing equipment, tooling and information systems. Under its amended credit facility, the Company may not purchase more than $16 million in capital equipment in 2009 and no more than $20 million in 2010. The Company does not anticipate that these limits on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash used in financing activities totaled $13.4 million during the three-month period ended June 27, 2009. The Company received proceeds of $307.0 million from its new revolving credit facility during the first six months of 2009 and made debt payments of $296.5 million. The Company expended $3.5 million for debt issuance costs related to the Company’s amended revolving credit agreement. These costs are included in other assets in the Company’s condensed consolidated financial statements and are being amortized over the term of the agreement. The Company received proceeds of $0.6 million in connection with common shares issued under the Company’s employee stock purchase plans.

At June 27, 2009, the Company’s shareholders’ equity stood at $273.8 million, down from $336.2 million at the beginning of the year. The decrease reflected the Company’s net loss of $60.2 million and the negative effects of foreign currency translation of $7.6 million. These items were partially offset by the increase in additional paid-in capital of $4.2 million associated with the Company’s share-based compensation expense.

As described in Note 7 to the Company’s condensed consolidated financial statements, the Company executed a new revolving credit agreement (Amended Agreement) on March 2, 2009, which expires in November 2011, with initial and maximum borrowing capacity of $139 million, with an additional $11 million available at the discretion of the majority of the Company’s banks. There was $129.5 million in borrowings outstanding on this credit agreement at June 27, 2009.

The Amended Agreement requires that the Company meet various financial covenants. Through June 27, 2009, the Company has been in compliance with all financial covenants required by the Amended Agreement. The Amended Agreement requires that the Company not exceed the negative year-to-date EBITDA amounts in 2009 and that the Company exceed the positive year-to-date EBITDA amounts at prescribed levels on a monthly basis through March 2010. Under the Amended Agreement EBITDA is calculated by adding consolidated net income (loss), depreciation, amortization, share-based compensation expense, interest expense, income taxes, non-cash gains and losses, extraordinary gains and losses, non-recurring expenses associated with a permitted acquisition, foreign exchange expense and certain expenses related to the Amended Agreement. Non-cash gains and losses include adjustments to the Company’s excess and obsolete inventory reserves and allowances for doubtful accounts, and impairment charges of long-lived assets and investments. In addition, the Amended Agreement allows the addback of up to $1.0 million in restructuring charges.

If the Company’s future financial performance fails to meet these financial covenants, then its lenders may take control of the Company’s domestic cash receipts from the collection of its receivables as well as certain other assets. In this event, the Company’s ability to conduct business could be severely impeded as there can be no assurance that funds adequate in amount and timing would be available to meet the Company’s liquidity requirements.

The global credit market crisis has created a very difficult business environment. These conditions have generally worsened since October 2008. The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by these economic conditions, many of which are beyond its control. The Company does not believe it is likely that these adverse economic conditions, and their effect on the semiconductor industry, will improve significantly in the near term. However, the effect of the current global economic environment on the semiconductor industry requires that the Company maintain its near-term liquidity support.

The Company plans to manage its business during this time through a series of operating measures designed to reduce expenditures and to generate incremental cash flow through asset management initiatives. If the economic environment does not improve in 2009 and 2010, the Company’s planned and initiated actions may not be sufficient and could lead to possibly failing the financial debt covenants required under the amended credit facility.

As of June 27, 2009, the Company’s sources of available funds were $84.1 million in cash and cash equivalents, of which the Company must maintain a minimum of $25 million domestically under the terms of its amended revolving credit agreement. Under the terms of the Amended Agreement, the Company is initially limited to borrowings of $139.0 million, subject to a borrowing cap. The borrowing cap is adjusted based on the Company’s levels of qualifying domestic accounts receivable, and inventories and the value of its property, plant and equipment. The remaining $11 million of the credit facility may not be borrowed unless a majority of the lenders consent. There was $129.5 million in borrowings outstanding under the Amended Agreement at June 27, 2009.

On July 17, 2009, the Company revised the Amended Agreement with its lenders. The revision adjusts the manner in which the Company calculates the fixed asset component of its borrowing base under the Amended Agreement. Under the adjusted borrowing base calculation, the borrowing cap stood at $131.1 million at June 27, 2009.

The adjustment to the fixed asset component of the borrowing base includes step-downs in the Company’s fixed asset valuation as of the last day of fiscal October 2009, January 2010 and April 2010 of $4.0 million, $4.0 million and $3.2 million, respectively. The step-downs in fixed asset valuation could result in the overall borrowing cap being adjusted downward over time, depending on adjustments to the Company’s other borrowing base components. Accordingly, based on the Company’s current borrowing base calculation, the Company has classified $10.9 million of the amount outstanding under the Amended Agreement as of June 27, 2009 in current maturities of long-term debt in the accompanying condensed consolidated balance sheets.

Notwithstanding the constraints under the Amended Agreement described above, the Company also has a line of credit with two banks that provide for borrowings of currencies for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $15.7 million. There was $4.2 million outstanding on these lines of credit at June 27, 2009.

The Company believes that its cash and cash equivalents and funds available under its amended domestic and international credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management’s plans include further reducing expenditures as necessary, or pursuing alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements for the next twelve months. However, given recent economic events and the resulting credit shortage, there can be no assurance that any such financing would be available on commercially acceptable terms.

On June 25, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission to issue debt or equity securities at a future date. The Company would use the net proceeds to reduce outstanding debt. The registration statement was not effective as of the date of this filing.

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

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of the Company’s long-term debt at June 27, 2009 carries floating rates of interest. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.5 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 27, 2009, the Company had no outstanding forward contracts.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 27, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Inherent limitations on effectiveness of controls

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of June 27, 2009.

As previously disclosed, on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by certain fluid separation systems and related assemblies used in photolithography applications manufactured and sold by the defendant. The Company’s lawsuit sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of any infringing product as well as damages. On April 30, 2004, the Court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On January 18, 2005, the Court issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005, based on certain prior art cited by Pall which it alleged raised questions as to the validity of the patents in suit. On February 17, 2005, the Company filed notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt and the award of attorneys’ fees. On June 13, 2007 the Court of Appeals issued an opinion dismissing Pall’s appeal for lack of jurisdiction and affirming the District Court’s order dissolving the preliminary injunction.

On April 6, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products as well as damages. On October 23, 2006 the Company’s motion for preliminary injunction was argued before the court. On March 31, 2008 the court issued an order denying the Company’s motion for a preliminary injunction.

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products as well as damages. It is believed that the EZD-3 Filter Assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. On May 5, 2008, the court issued an order consolidating this case with the two cases described in the preceding paragraphs for purposes of discovery; these cases are currently in the discovery stage.

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by one of the Company’s gas filtration products and by the packaging for certain of the Company’s liquid filtration products. This lawsuit seeks damages for the alleged infringements. Both products and their predecessor products have been on the market for a number of years. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently awaiting a hearing before the court for claim construction of the patents in suit.

On May, 4, 2007 Pall Corporation filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges that certain of the Company’s point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents. Pall’s action, which relates only to the U.S., asserts that “on information and belief” the Company’s Impact 2 and Impact Plus point-of-use photoresist filters infringe a patent issued to Pall on March 27, 2007, as well as three older patents. This lawsuit seeks damages for the alleged infringements. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently in the discovery stage.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on May 6, 2009. As of the record date for this meeting, March 20, 2009, there were 113,456,909 shares of the Company’s Common Stock issued and outstanding; proxies representing 99,637,545 shares were received. Set forth below is a tabulation of the votes cast for, against or withheld as well as broker non-votes and/or abstentions with respect to each item submitted for vote:

To approve the election of eight nominees as directors, each to serve for a one-year term expiring at the 2010 Annual Meeting of Stockholders.

Nominee	For	Withheld
Gideon Argov	90,877,815	8,759,730
Michael A. Bradley	96,175,832	3,461,713
Michael P.C. Carns	93,983,775	5,653,770
Daniel W. Christman	96,009,468	3,628,077
Gary F. Klingl	97,315,245	2,322,300
Roger D. McDaniel	92,545,235	7,092,310
Paul L.H. Olson	97,634,841	2,002,704
Brian F. Sullivan	95,165,568	4,471,977

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 24, 2009	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)