Form 10-Q
period 2009-09-26
ENTEGRIS INC
filed 2009-10-27
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 26, 2009

Commission File Number 000-30789

ENTEGRIS, INC.

(Exact name of registrant as specified in charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

129 Concord Road, Billerica, Massachusetts 01821

(Address of Principal Executive Offices)

Registrant’s Telephone Number (978) 436-6500

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock, $0.01 Par Value	129,972,988

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2009

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 26, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$78,376	$115,033
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,514 and $1,312	80,062	70,535
Inventories	84,116	102,189
Deferred tax assets and deferred tax charges	11,001	14,661
Assets held for sale	—	2,450
Other current assets	6,615	8,260

Total current assets	260,170	313,128

Property, plant and equipment, net of accumulated depreciation of $222,094 and $208,527	146,726	159,738

Other assets:
Intangible assets, net	82,788	93,139
Deferred tax assets and noncurrent tax assets	12,126	13,315
Other assets	16,219	18,504

Total assets	$518,029	$597,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,464	$13,166
Short-term borrowings	7,001	—
Accounts payable	27,044	21,782
Accrued liabilities	29,475	36,971
Deferred tax liabilities and income taxes payable	5,694	7,437

Total current liabilities	80,678	79,356

Long-term debt, less current maturities	73,135	150,516
Pension benefit obligations and other liabilities	21,448	24,559
Deferred tax liabilities and noncurrent income tax liabilities	4,724	7,223

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 26, 2009 and December 31, 2008	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 129,943,181 and 113,101,535	1,299	1,131
Additional paid-in capital	749,388	684,974
Retained deficit	(444,092)	(376,247)
Accumulated other comprehensive income	28,207	26,312

Total Entegris, Inc. shareholders’ equity	334,802	336,170
Noncontrolling interest	3,242	—

Total equity	338,044	336,170

Total liabilities and shareholders’ equity	$518,029	$597,824

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three months ended		Nine months ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$110,706	$145,789	$252,320	$441,963
Cost of sales	65,929	90,391	178,795	262,690

Gross profit	44,777	55,398	73,525	179,273
Selling, general and administrative expenses	29,175	35,373	84,581	115,800
Engineering, research and development expenses	8,575	10,284	25,322	31,147
Amortization of intangible assets	4,723	4,858	14,635	14,497
Impairment of goodwill	—	379,810	—	379,810
Restructuring charges	2,368	3,332	12,454	3,332

Operating loss	(64)	(378,259)	(63,467)	(365,313)
Interest expense, net	2,681	614	7,105	682
Other expense, net	4,114	947	429	1,823

Loss before income taxes and equity in affiliates	(6,859)	(379,820)	(71,001)	(367,818)
Income tax expense (benefit)	623	12,897	(4,226)	16,312
Equity in net loss of affiliates	132	195	1,076	49

Loss from continuing operations	(7,614)	(392,912)	(67,851)	(384,179)

Loss from operations of discontinued businesses, net of taxes	—	(90)	—	(1,025)

Net loss	(7,614)	(393,002)	(67,851)	$(385,204)
Less net loss attributable to the noncontrolling interest	6	—	6	—

Net loss attributable to Entegris, Inc.	$(7,608)	$(393,002)	$(67,845)	$(385,204)

Amounts attributable to Entegris, Inc.
Loss from continuing operations, net of tax	$(7,608)	$(392,912)	$(67,845)	$(384,179)
Loss from discontinued operations, net of tax	—	(90)	—	(1,025)

Net loss attributable to Entegris, Inc.	$(7,608)	$(393,002)	$(67,845)	$(385,204)

Basic loss per common share attributable to Entegris, Inc.:
Continuing operations	$(0.07)	$(3.51)	$(0.60)	$(3.40)
Discontinued operations	—	(0.00)	—	(0.01)
Net loss attributable to Entegris, Inc.	$(0.07)	$(3.52)	$(0.60)	$(3.41)

Diluted loss per common share attributable to Entegris, Inc.:
Continuing operations	$(0.07)	$(3.51)	$(0.60)	$(3.40)
Discontinued operations	—	(0.00)	—	(0.01)
Net loss attributable to Entegris, Inc.	$(0.07)	$(3.52)	$(0.60)	$(3.41)

Weighted shares outstanding:
Basic	115,023	111,796	113,355	112,942
Diluted	115,023	111,796	113,355	112,942

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Comprehensive loss

Balance at December 31, 2007	115,356	$1,154	$701,510	$145,462	$4,183	$852,309
Shares issued under stock plans	1,276	13	3,075	—	—	3,088
Share-based compensation expense	—	—	5,558	—	—	5,558
Repurchase and retirement of common stock	(3,971)	(40)	(24,148)	(4,707)	—	(28,895)
Other, net of tax	—	—	—	—	38	38	38
Foreign currency translation	—	—	—	—	7,704	7,704	7,704
Net loss	—	—	—	(385,204)	—	(385,204)	(385,204)

Total comprehensive loss							$(377,462)

Balance at September 27, 2008	112,661	$1,127	$685,995	$(244,449)	$11,925	$454,598

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Comprehensive loss

Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	$—	$336,170
Shares issued under stock plans	741	7	1,054	—	—	—	1,061
Shares issued under stock offering	16,100	161	56,526				56,687
Share-based compensation expense	—	—	6,299	—	—	—	6,299
Tax benefit associated with stock plans	—	—	535	—	—	—	535
Recognition of noncontrolling interest upon acquisition of business	—	—	—	—	—	3,248	3,248	—
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	756	—	756	756
Other, net of tax	—	—	—	—	65	—	65	65
Foreign currency translation	—	—	—	—	1,074	—	1,074	1,074
Net loss	—	—	—	(67,845)	—	(6)	(67,851)	(67,851)

Total comprehensive loss								$(65,956)

Balance at September 26, 2009	129,943	$1,299	$749,388	$(444,092)	$28,207	$3,242	$338,044

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(In thousands)	September 26, 2009	September 27, 2008
Operating activities:
Net loss	$(67,851)	$(385,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	1,025
Depreciation	23,628	18,776
Amortization	14,635	14,497
Share-based compensation expense	6,299	5,558
Impairment of goodwill	—	379,810
Impairment of equity investments	—	1,102
Impairment of property and equipment	388	—
Provision for doubtful accounts	190	(140)
Provision for excess and obsolete inventory	4,488	4,116
Deferred tax valuation allowance	17,228	26,924
Provision for deferred income taxes	(19,937)	(14,771)
Equity in net loss of affiliates	1,076	49
Charge for fair value mark-up of acquired inventory sold	4,116	5,718
Loss on sale of property and equipment	19	247
Loss recognized as a result of remeasuring to fair value the equity interest in the acquiree held by the Company before the business combination	201	—
Net loss attributable to noncontrolling interest	6	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	(7,486)	14,169
Inventories	10,715	(884)
Accounts payable and accrued liabilities	1,783	(9,723)
Other current assets	2,370	2,371
Income taxes payable	2,037	(22,230)
Other	(1,030)	316

Net cash (used in) provided by operating activities	(7,125)	41,726

Investing activities:
Acquisition of property and equipment	(11,521)	(19,194)
Acquisition of businesses, net of cash acquired	493	(161,973)
Purchase of equity investments	—	(10,982)
Proceeds from sale of assets held for sale	2,314	—
Proceeds from sale of property and equipment	236	1,029

Net cash used in investing activities	(8,478)	(191,120)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(528,116)	(48,406)
Proceeds from short-term borrowings and long-term debt	452,722	133,000
Issuance of common stock	1,061	3,088
Proceeds from stock offering, net of offering costs	56,687	—
Repurchase and retirement of common stock	—	(28,895)
Payments for debt issuance costs	(3,638)	(622)

Net cash (used in) provided by financing activities	(21,284)	58,165

Discontinued operations:
Net cash used in operating activities	—	(343)
Net cash provided by investing activities	—	735

Net cash provided by discontinued operations	—	392

Effect of exchange rate changes on cash and cash equivalents	230	4,143

Decrease in cash and cash equivalents	(36,657)	(86,694)
Cash and cash equivalents at beginning of period	115,033	160,655

Cash and cash equivalents at end of period	$78,376	$73,961

Supplemental Cash Flow Information
Non-cash transactions
Acquisition of business through the use of a seller’s note	$3,221	—

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of September 26, 2009 and December 31, 2008, the results of operations for the three months and nine months ended September 26, 2009 and September 27, 2008, and shareholders’ equity and comprehensive loss, and cash flows for the nine months ended September 26, 2009 and September 27, 2008.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the nine months ended September 26, 2009 are not necessarily indicative of the results to be expected for the full year.

Subsequent events have been evaluated up to and including October 27, 2009 which is the date these financial statements were issued.

Basis of Presentation The accompanying condensed consolidated financial statements have been prepared on a going concern basis.

The Company had a net loss of $517.0 million in fiscal 2008, including after-tax goodwill impairment charges of $454.6 million, a first quarter 2009 net loss of $37.7 million, a second quarter 2009 net loss of $22.5 million, and a third quarter 2009 net loss of $7.6 million. The Company has experienced significant revenue deterioration due to a severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. Revenues declined sharply from $145.8 million in the third quarter of 2008 to $112.7 million in the fourth quarter of 2008 and $59.0 million in the first quarter of 2009, followed by a modest recovery to $82.6 million in the second quarter of 2009 and $110.7 million in the third quarter of 2009.

As a result of the poor business environment, the Company projected early in 2009 that it would violate the debt covenants in its then-existing revolving credit facility. Accordingly, the Company’s management, working with its banks, undertook the amendment of its revolving credit facility. On March 2, 2009, the Company amended and restated its revolving credit facility. The restated revolving credit facility, as further amended in July 2009 and August 2009, currently provides a revolving commitment of $121.7 million. $11.0 million of the revolving commitment may not be borrowed unless a majority of the lenders consent. The Company’s ability to borrow under the restated credit facility is also subject to a borrowing base, which is calculated based on the Company’s level of qualifying U.S. accounts receivable, inventories and value of property, plant and equipment. At September 26, 2009, the Company’s borrowing base supported $106.5 million in total availability with $67.4 million in borrowings and $1.3 million in undrawn letters of credit outstanding at the time. The restated revolving credit facility requires the Company to maintain compliance with new debt covenants and to pay higher rates of interest. The Company’s restated credit agreement contains financial covenants that limit its ability to make capital expenditures of more than $16.0 million in 2009 and more than $20.0 million in 2010; requires that the Company maintain a minimum level of cash in the United States; and requires the Company to achieve certain levels of EBITDA performance during 2009 and the first quarter of 2010. Beginning in the second quarter of 2010, the Company must maintain or exceed fixed charge coverage and cash flow leverage ratios. (Also see Note 8 to the Company’s condensed consolidated financial statements). Through September 26, 2009, the Company was in compliance with all applicable debt covenants.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments. The fair value of long-term debt was estimated using discounted cash flows based on market interest rates for similar instruments and approximated its carrying value at September 26, 2009.

2. ACQUISITION

In 2007, the Company acquired a 40% ownership interest in Pureline Co., Ltd. (Pureline), a privately held company located in Munmak, Korea and manufacturer of fluid handling products. The Company accounted for its interest in Pureline under the equity method of accounting. Concurrent with its 2007 investment in Pureline, the Company obtained an option to purchase one-half of the remaining outstanding shares of Pureline through July 31, 2009 and the remaining outstanding shares thereafter by July 31, 2010. The exercise price of such options to purchase the additional equity interest in Pureline was set at a predetermined multiple of Pureline’s calendar 2008 and 2009 adjusted earnings.

On July 31, 2009, the Company exercised its option and acquired an additional 30% equity interest in Pureline. The exercise price of the option to purchase the additional 30% equity interest was $4.3 million. The Company paid $1.1 million in cash and executed a note to the seller for $3.2 million, payable in three installments through April 2010. The addition of Pureline augments the Company’s base of business in the semiconductor industry, particularly in the growing Korean market.

As of the date of the acquisition, the Company owned a 70% controlling interest in Pureline. Accordingly, the transaction was accounted for under the acquisition method of accounting and the results of operations of Pureline are included in the Company’s consolidated financial statements as of and since July 31, 2009.

Pureline’s sales and operating results for the three-month period ended September 26, 2009 were not material to the Company’s condensed consolidated financial statements. Pro forma results are not included since this acquisition does not constitute a material business combination.

The Company remeasured its previously held equity interest in Pureline at its July 31, 2009 fair value. The July 31, 2009 fair value of the equity interest in Pureline held by the Company before the acquisition date was $4.3 million. Based on the carrying value of the Company’s equity interest in Pureline held by the acquirer before the business combination, the Company recognized a loss of $0.2 million in earnings. In prior reporting periods, the Company recognized changes in the value of its equity interest in Pureline related to translation adjustments in other comprehensive loss. Accordingly, the $0.8 million recognized previously in other comprehensive loss was reclassified and included in the calculation of the charge to earnings.

In connection with the transaction, the Company measured and recorded the fair value of the 30% noncontrolling interest in Pureline. The fair value of the noncontrolling interest in Pureline at July 31, 2009 was $3.2 million.

The purchase price has been preliminarily allocated based on the fair values of all of Pureline’s assets acquired and liabilities assumed, with the noncontrolling interest associated with the 30% minority interest recognized in the Company’s consolidated balance sheet. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Certain net assets and liabilities are still being finalized. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

(In thousands):
Accounts receivable, inventory and other assets	$3,730
Property, plant and equipment	3,909
Identifiable intangible assets	4,210
Goodwill	716

Total assets acquired	12,565

Current liabilities	604
Long-term liabilities	82

Total liabilities assumed	686

Net assets acquired	$11,879

The identifiable intangible assets included tradenames and trademarks, patents and customer relationships with estimated useful lives ranging from 7 to 10 years. The fair value of identifiable intangible assets was determined using various valuation techniques. These methods used a forecast of expected future net cash flows and do not anticipate any revenue or cost synergies. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others.

The valuation of the Company’s previously held equity interest, the 30% noncontrolling interest in Pureline and the identifiable intangible assets were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management.

In performing these valuations, the Company used discounted cash flows and other factors as the best evidence of fair value. The key underlying assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment required in these determinations. No assurance can be given that the underlying assumptions will occur as projected.

The goodwill recorded in connection with the acquisition will not be amortized and is not deductible for tax purposes. The goodwill is expected to be realized through the benefits of cost-saving synergies associated with the leveraging of the Company’s manufacturing and administrative functions as well as the enhancement of sales and marketing efforts through the Company’s expanded global sales and distribution network and product offerings. The goodwill will be included in the Company’s Contamination Control Solutions reporting unit.

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

The condensed consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations is as follows:

(In thousands)	Three months ended September 27, 2008	Nine months ended September 27, 2008
Net sales	$—	$570

Loss from discontinued operations, before income taxes	$(142)	$(1,634)
Income tax benefit	52	609

Loss from discontinued operations, net of taxes	$(90)	$(1,025)

4. INVENTORIES

Inventories consist of the following:

(In thousands)	September 26, 2009	December 31, 2008
Raw materials	$20,723	$24,922
Work-in process	13,821	16,498
Finished goods(a)	49,005	59,954
Supplies	567	815

Total inventories	$84,116	$102,189

(a)	Includes consignment inventories held by customers for $3,989 and $4,465 at September 26, 2009 and December 31, 2008, respectively.

5. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $82.8 million as of September 26, 2009 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of September 26, 2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$18,954	$16,430	$2,524
Developed technology	74,988	45,049	29,939
Trademarks and trade names	17,134	7,668	9,466
Customer relationships	56,769	16,501	40,268
Other	5,977	5,386	591

	$173,822	$91,034	$82,788

	As of December 31, 2008
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$17,855	$15,218	$2,637
Developed technology	74,988	36,742	38,246
Trademarks and trade names	15,500	6,872	8,628
Customer relationships	55,400	12,595	42,805
Other	7,664	6,841	823

	$171,407	$78,268	$93,139

Aggregate amortization expense for the three months and nine months ended September 26, 2009 amounted to $4.7 million and $14.6 million, respectively. Estimated amortization expense for calendar years 2009 to 2013 and thereafter is approximately $19.2 million, $13.3 million, $10.1 million, $9.4 million, $8.8 million, and $36.7 million, respectively.

6. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and nine-month periods ended September 26, 2009 and September 27, 2008:

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Balance at beginning of period	$1,195	$1,882	$1,112	$1,306
Accrual for warranties issued during the period	185	434	819	1,782
Adjustment of unused previously recorded accruals	(351)	(471)	(408)	(674)
Settlements during the period	(101)	(354)	(595)	(923)

Balance at end of period	$928	$1,491	$928	$1,491

7. RESTRUCTURING COSTS

For the three-month and nine-month periods ended September 26, 2009 and September 27, 2008, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Accrued liabilities at beginning of period	$7,559	$6,145	$12,696	$6,209
Provision	580	4,074	5,553	9,208
Payments	(3,626)	(2,009)	(13,736)	(7,207)

Accrued liabilities at end of period	$4,513	$8,210	$4,513	$8,210

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

The Company announced on November 4, 2008 that it would close the larger of its two manufacturing facilities in Chaska, Minnesota and will transfer the related production to its other existing facilities. The closure, which impacted approximately 200 positions in the Company’s worldwide workforce, is expected to be completed by the end of 2009. Associated with these changes, the Company recorded $10.4 million in the year ended December 31, 2008 related to employee severance and retention costs (generally over the employees’ required remaining term of service) that were classified as restructuring charges. In the first quarter of 2009, the Company announced workforce reductions in Asia and Japan, which affected approximately 132 positions. In the second quarter of 2009, the Company announced additional global workforce reductions, affecting approximately 100 positions. In connection with the above actions, the Company recorded charges related to employee severance costs of approximately zero and $4.7 million for the three months and nine months ended September 26, 2009, respectively, which were classified as restructuring charges.

In addition, zero and $1.4 million in accelerated depreciation expense; $1.5 million and $4.8 million in other costs associated with the transfer of production from the Chaska facility; and $0.9 million and $1.6 million related to other workforce reductions were recorded and classified as restructuring charges for the three months and nine months ended September 26, 2009, respectively. The Company expects to incur approximately $1.5 million of restructuring costs in the fourth quarter of 2009, mainly related to the transfer of production within the Micro Environments segment.

Selling, general and administrative expense reductions

In March 2008, the Company terminated approximately 75 employees associated with efforts to adjust the Company’s operations to changing business conditions. In connection with this action, the Company recorded charges of $0.7 million and $4.8 million for the three months and nine months ended September 27, 2008 ($4.8 million for the year ended December 31, 2008) for employee severance and retention costs (generally over the employees’ required remaining term of service) that were primarily classified as selling, general and administrative expenses.

8. REVOLVING CREDIT AGREEMENT

On March 2, 2009, the Company amended and restated its credit agreement (as amended from time to time, the Restated Credit Agreement) with Wells Fargo Bank, National Association, as agent, and certain other banks. The Restated Credit Agreement provided for a maximum $150.0 million revolving credit facility maturing November 1, 2011, replacing the Company’s previous $230.0 million revolving credit facility maturing February 15, 2013.

Under the terms of the Restated Credit Agreement, the initial revolving commitment amount was $150 million, with $11.0 million unavailable without the consent of a majority of lenders. The Company’s ability to borrow was further restricted by a borrowing base, which is adjusted based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment.

On July 17, 2009, the Company amended the Restated Credit Agreement with its lenders. The amendment adjusts the manner in which the Company calculates the fixed asset component of its borrowing base under the Restated Credit Agreement. The adjustment to the fixed asset component of the borrowing base includes step-downs in the Company’s fixed asset valuation as of the last day of fiscal October 2009, January 2010 and April 2010 of $4.0 million, $4.0 million and $3.2 million, respectively. The step-downs in fixed asset valuation could result in the overall borrowing cap being adjusted downward over time, depending on fluctuations to the Company’s other borrowing base components. The July amendment also permitted the acquisition of Pureline Co. Ltd. as described in Note 2 above.

On August 11, 2009, the Company amended its Restated Credit Agreement with its lenders. Prior to the August 11, 2009 amendment to the Restated Credit Agreement, the Company was prohibited from issuing debt securities and was required to use 100% of the net proceeds received in any equity offering to prepay amounts outstanding under the Restated Credit Agreement. In addition, the borrowing base and, therefore, the funds available to the Company under the Agreement, would have been reduced by 100% of the net proceeds of any equity offering, but the revolving commitment amounts would not have been affected.

The August 11, 2009 amendment permits the Company to issue unsecured convertible debt securities (Qualifying Debt Offering) subject to the satisfaction of certain conditions, which include, among others, the Company’s compliance with the financial covenants contained in the Restated Credit Agreement and the receipt by the Company of at least $75.0 million in net proceeds from the offering. The Company will be required to use 100% of the net proceeds from any Qualifying Debt Offering or equity offering to prepay amounts outstanding under the Agreement. In addition, the borrowing base was amended to provide that it will be reduced by (i) 50% of the net proceeds of any Qualifying Debt Offering or equity offering received by the Company on or before August 15, 2010 and (ii) 100% of the net proceeds of any Qualifying Debt Offering or equity offering received by the Company thereafter. The borrowing base will not be reduced by more than $65 million in total in the event of any such offering(s). In addition, the revolving commitment amounts under the Restated Credit Agreement will be reduced by 50% of the receipts of any Qualifying Debt Offering or equity offering received by the Company on or before August 15, 2010.

As described in Note 13 to the condensed consolidated financial statements, on September 16, 2009, the Company issued 16.1 million shares of common stock for $3.80 per share in a registered public offering. The Company received net proceeds of $56.7 million after deducting underwriting fees and other offering costs of $4.5 million. All of these proceeds were applied to pay down the outstanding balance under the Restated Credit Agreement. In addition, under the terms of the Restated Credit Agreement, as per the August 11, 2009 revision, the revolving commitment decreased by 50% of the net proceeds, or $28.3 million, to $121.7 million. $11.0 million of revolving commitment can not be borrowed unless a majority of the lenders consent. The revolving commitment is further restricted by the Company’s borrowing base.

The Company had outstanding borrowings under the Restated Credit Agreement of approximately $67.4 million as of September 26, 2009, with an additional $1.3 million undrawn on outstanding letters of credit. The Company’s borrowing base supported $106.5 million in total availability as of September 26, 2009.

The full amount outstanding under the Agreement is due on November 1, 2011, unless paid prior to that date. While the Restated Credit Agreement allows the Company some flexibility to raise additional capital, there is no assurance that adequate additional capital would be available on reasonable terms, on a timely basis or at all.

The financial covenants in the Restated Credit Agreement replaced those in the prior credit agreement. Through September 26, 2009, the Company was in compliance with all applicable debt covenants of the Restated Credit Agreement.

The Restated Credit Agreement requires that the Company not exceed certain negative year-to-date EBITDA amounts in 2009 and that the Company exceed certain positive year-to-date EBITDA amounts at prescribed levels on a monthly basis through March 2010. Under the Restated Credit Agreement EBITDA is calculated by adding consolidated net income attributable to Entegris, Inc., depreciation, amortization, share-based compensation expense, interest expense, income taxes, non-cash gains and losses, extraordinary gains and losses, non-recurring expenses associated with a permitted acquisition, foreign exchange expense and certain expenses related to the Restated Credit Agreement. Non-cash gains and losses include adjustments to the Company’s excess and obsolete inventory reserves and allowances for doubtful accounts, and impairment charges of long-lived assets and investments. In addition, the credit agreement allows the add-back of up to $1.0 million in restructuring charges.

The EBITDA covenant levels required by the Restated Credit Agreement are indicated in the table below. The Company’s actual year-to-date EBITDA, as defined by the Restated Credit Agreement, was $(8.3) million at September 26, 2009.

Period ending	(In thousands)
Fiscal 2009 year-to-date EBITDA levels
September 2009	(62,000)
October 2009	(62,000)
November 2009	(62,000)
December 2009	(56,000)
Fiscal 2010 year-to-date EBITDA levels
January 2010	$(3,000)
February 2010	2,000
March 2010	7,000

Beginning in the second quarter of 2010, the foregoing minimum EBITDA covenants expire, and the Restated Credit Agreement requires that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. The cash flow leverage ratio measures the sum of short-term borrowings, long-term debt and capital lease obligations divided by the most recent two fiscal quarters’ EBITDA (as defined above) multiplied by two. The fixed charge coverage ratio measures the sum of EBITDA (as defined above) and lease expense less the sum of capital expenditures and income tax payments, which figure in turn is divided by the sum of interest expense, lease expense and scheduled principal payments.

In addition to the financial metric covenants required under the Restated Credit Agreement, the Company’s is restricted from making capital expenditures in excess of $16.0 million in 2009 and $20.0 million in 2010. The Company must also maintain a minimum of $25.0 million in domestic cash balances under the terms of the Restated Credit Agreement.

Under the terms of the Restated Credit Agreement, the Company may elect that the loans comprising each borrowing bear interest at a rate per annum equal to either (a) the sum of 4.25% plus a base rate equal to the highest of: (i) the prime rate then in effect, (ii) the Federal Funds rate then in effect plus 1.25%, (iii) the one-month LIBOR rate then in effect plus 1.25% or (iv) 3.25%; or (b) the sum of 5.25% plus the greater of the LIBOR rate then in effect or 1.50%. These interest rates may be increased by 2.25% if the Company’s fiscal year-to-date EBITDA loss for the period ending on the dates below is greater than the amount indicated in the table below:

Period ending	(In thousands)
September 2009	(46,000)
October 2009	(46,000)
November 2009	(45,000)
December 2009	(39,000)

As of September 26, 2009, the weighted average interest rate on outstanding borrowings under the Restated Credit Agreement was 6.75%. In addition, the Company pays a commitment fee of 0.75% on the unborrowed commitments under the Restated Credit Agreement.

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

At all times the borrowers and guarantors must maintain certain minimum cash and cash equivalents. The Restated Credit Agreement also includes limitations on the amount of cash and cash equivalents of the Company and its foreign subsidiaries.

In addition, the Restated Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, sell assets; make capital expenditures; alter the business the Company conducts; engage in mergers, acquisitions and other business combinations; declare dividends or redeem or repurchase capital stock; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; make acquisitions; incur liens; and enter into transactions with affiliates.

The Restated Credit Agreement also contains customary provisions relating to representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, certain events of bankruptcy, certain events under ERISA, material judgments, cross defaults and changes in control. If an event of default occurs, the lenders under the Restated Credit Agreement would be entitled to take various actions, including ceasing to make further advances, accelerating the maturity of amounts outstanding under the Restated Credit Agreement and all other remedial actions permitted to be taken by a secured creditor.

9. OTHER EXPENSE, NET

Other expense, net consists of the following:

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Loss on foreign currency remeasurement	$(4,070)	$(661)	$(748)	$(984)
Impairment loss on equity investments	—	(313)	—	(1,102)
Other, net	(44)	27	319	263

Other expense, net	$(4,114)	$(947)	$(429)	$(1,823)

The losses on foreign currency remeasurement for the three-month and nine-month periods ended September 26, 2009 mainly reflect foreign currency transaction effects of the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

In June 2008, the Company invested an additional $1.0 million in a privately held chemical mechanical planarization (CMP) pad company. Based upon the pricing of this investment, the Company determined that its previous investment of $1.5 million in this same company was partially impaired. Accordingly, the Company recognized an impairment loss of $0.8 million in the second quarter of 2008.

The Company also recognized an impairment loss of $0.3 million in the third quarter of 2008 on another equity investment.

10. INCOME TAXES

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates as follows:

	Nine months ended
(In thousands)	September 26, 2009	September 27, 2008
Expected federal income tax at statutory rate	$(25,227)	$(128,753)
State income taxes before valuation allowance, net of federal tax effect	(1,250)	(993)
Effect of foreign source loss (income)	5,946	(1,735)
Nondeductible goodwill	—	119,182
Valuation allowance	17,228	26,924
Other items, net	(923)	1,687

Income tax (benefit) expense	$(4,226)	$16,312

In 2009, the Company’s tax rate was lower than U.S. statutory rates, mainly due to the $17.3 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets that management concluded will not be utilized. The Company also reduced its foreign valuation allowance by $0.1 million.

In 2008, the Company’s tax rate was lower than U.S. statutory rates mainly attributable to two factors. The Company recorded a $379.8 million goodwill impairment charge in the quarter ended September 27, 2008. Most of the Company’s goodwill was not deductible for income tax purposes. Accordingly, the Company recognized a tax benefit of only $14.8 million in connection with the goodwill impairment charge.

Also during the three-month period ended September 27, 2008, the Company recorded a $26.9 million valuation allowance against its deferred tax assets. The realization of these assets is dependent on future U.S. taxable income which, at September 27, 2008, in management’s estimate, was not more likely than not to be achieved.

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

11. LOSS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted loss earnings per common share attributable to Entegris, Inc.

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Basic—weighted common shares outstanding	115,023	111,796	113,355	112,492
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	—	—	—	—

Diluted—weighted common shares and common shares equivalent outstanding	115,023	111,796	113,355	112,492

The effect of the inclusion of stock options and unvested restricted common stock for the three-month and nine-month periods ended September 26, 2009 and September 27, 2008, respectively, would have been anti-dilutive.

12. SEGMENT REPORTING

Effective January 1, 2009, the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Periods prior to 2009 have been restated to reflect the basis of segmentation presented below (see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2009). The Company’s three reportable operating segments are business divisions that provide unique products and services. Effective January 1, 2009, each operating segment is separately managed and has separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance.

The Company’s financial reporting segments are Contamination Control Solutions (CCS), Micro Environments (ME), and Entegris Specialty Materials (ESM).

•	CCS: provides a wide range of products and subsystems that purify, monitor and deliver critical liquids and gases used in the semiconductor manufacturing process.

•	ME: provides products that protect wafers, reticles and electronic components at various stages of transport, processing and storage related to semiconductor manufacturing.

•

ESM: provides specialized graphite components used in semiconductor equipment and offers low-temperature, plasma-enhanced chemical vapor deposition coatings of critical components of semiconductor manufacturing equipment used in various stages of the manufacturing process as well as graphite and silicon graphite for certain critical industrial markets.

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions, interest expense, amortization of intangible assets, charges for the fair market value write-up of acquired inventory sold and restructuring charges.

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales
CCS	$65,649	$85,806	$147,477	$267,807
ME	32,445	47,630	73,303	156,359
ESM	12,612	12,353	31,540	17,797

Total net sales	$110,706	$145,789	$252,320	$441,963

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Segment profit (loss)
CCS	$12,261	$20,911	$7,182	$68,053
ME	5,186	6,855	(5,016)	24,225
ESM	1,369	3,832	939	5,853

Total segment profit (loss)	$18,816	$31,598	$3,105	$98,131

(In thousands)	September 26, 2009	December 31, 2008
Total assets
CCS	$187,327	$198,991
ME	92,536	92,452
ESM	122,842	134,998
Corporate	115,324	171,383

Total assets	$518,029	$597,824

Corporate assets consist primarily of cash and cash equivalents, assets held for sale, investments, deferred tax assets and deferred tax charges.

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Depreciation and amortization
CCS	$5,595	$5,839	$16,800	$18,124
ME	2,581	2,663	7,677	8,448
ESM	2,890	1,800	9,011	3,205
Corporate	1,112	1,032	4,775	3,496

Total depreciation and amortization	$12,178	$11,334	$38,263	$33,273

	Nine months ended
(In thousands)	September 26, 2009	September 27, 2008
Capital expenditures
CCS	$6,392	$6,052
ME	3,205	8,924
ESM	492	423
Corporate	1,432	3,795

Total capital expenditures	$11,521	$19,194

The following table reconciles total segment profit to operating income:

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Total segment profit	$18,816	$31,598	$3,105	$98,131
Amortization of intangibles	(4,723)	(4,858)	(14,635)	(14,497)
Restructuring charges	(2,368)	(3,332)	(12,454)	(3,332)
Charge for fair value mark-up of acquired inventory sold	(51)	(5,718)	(4,116)	(5,718)
Impairment of goodwill	—	(379,810)	—	(379,810)
Unallocated general and administrative expenses	(11,738)	(16,139)	(35,367)	(60,087)

Operating loss	$(64)	$(378,259)	$(63,467)	$(365,313)

The following table presents amortization of intangibles, restructuring charges and charges for fair value mark-up of acquired inventory sold:

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Amortization of intangibles
CCS	$3,292	$3,695	$10,160	$11,787
ME	159	178	489	528
ESM	1,272	985	3,986	2,182

	$4,723	$4,858	$14,635	$14,497

Restructuring charges
CCS	$250	$424	$2,454	$424
ME	1,178	128	6,350	128
ESM	(37)	—	140	—
Corporate	977	2,780	3,510	2,780

	$2,368	$3,332	$12,454	$3,332

Charge for fair value mark-up of acquired inventory sold
CCS	$51	$—	$51	$—
ESM	—	5,718	4,065	5,718

	$51	$5,718	$4,116	$5,718

13. EQUITY OFFERING

On September 16, 2009, the Company issued 16.1 million shares of common stock for $3.80 per share in a registered public offering. The Company received net proceeds of $56.7 million after deducting underwriting fees and other offering costs of $4.5 million. As required by the terms of the Company’s revolving credit facility, the proceeds were used to reduce the amount outstanding under the Company’s revolving credit facility.

14. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification™

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the Codification or ASC) as the official single source of authoritative U.S. generally accepted accounting principles (GAAP). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s condensed consolidated financial statements as of and for the period ended September 26, 2009 and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (ASC Topic 805). This guidance retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations and defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. The guidance also requires that acquisition-related costs be recognized separately from the acquisition. This guidance was effective for the Company in the first quarter of 2009 and was followed by the Company in its accounting for the acquisition described in Note 2 to condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC Topic 810). This guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. This guidance was effective for the Company in the first quarter of 2009 and was followed by the Company in its accounting for the acquisition described in Note 2 to condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for the Company in the second quarter of 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (ASC Topic 810). This guidance amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for the Company in 2010 and the Company does not expect its adoption to have a material effect on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued the following ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update on its condensed consolidated financial statements.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week periods that end on Saturday. The Company’s fiscal quarters in 2009 end March 28, 2009, June 27, 2009, September 26, 2009 and December 31, 2009. Unaudited information for the three months and nine months ended September 26, 2009 and the financial position as of September 26, 2009 and December 31, 2008 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months and Nine Months Ended September 26, 2009

For the three months ended September 26, 2009, net sales decreased by $35.1 million, or 24%, to $110.7 million compared to the three months ended September 27, 2008, primarily reflecting the continuation of the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. The third quarter sales decline was mitigated by the full-quarter inclusion of incremental sales of $5.1 million from POCO Graphite (POCO), which was acquired in August 2008. The sales decline included an unfavorable foreign currency translation effect of $0.3 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won and Taiwanese dollar, offset partially by the further strengthening of the Japanese yen. Excluding those factors, third quarter sales fell 27% in 2009 when compared to 2008.

On a sequential basis, third quarter sales rose 34% from second quarter sales of $82.6 million, reflecting the continuation of a modest upturn in bookings and sales of the Company’s products that began in the second quarter of 2009. However, third quarter net sales were still well below pre-recessionary levels.

Net sales for the first nine months of 2009 were $252.3 million, down 43% from $442.0 million in the comparable year-ago period, indicative of the same factors noted above. The year-to-date sales decline was mitigated by the full nine-month inclusion of sales of $22.4 million from POCO. The sales decline included an unfavorable foreign currency translation effect of $6.7 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won, Taiwanese dollar and the Euro, offset partially by the strengthening of the Japanese yen. Excluding those factors, sales for the first nine months of 2009 fell 46% when compared to 2008.

In the Company’s view, the business and industry downturn reached a trough during the first quarter of 2009. During the second and third quarters, the Company experienced a modest upturn in bookings and sales of certain of its unit-driven, consumable products. This upturn was predominantly driven by Asian foundry customers, particularly in Taiwan. In the third quarter, an indication of recovery in the Company’s capital-driven product lines was discernible. Based on bookings for future deliveries, the Company expects the upturn in the consumable side of the business to continue through the remainder of 2009 and into 2010, and a modest increase in volume for its capital-driven product lines. To date, the Company believes the revenue downturn is primarily volume driven. Based on the available information, the Company does not perceive any significant market share loss or material sales price erosion. Additionally, given that no single customer accounts for more than 6% of the Company’s annual revenue, business recovery is not predicated on any one particular customer or group of customers, but rather on the overall semiconductor sector returning to pre-recessionary levels.

The Company reported lower gross profits for both the three-month and nine-month periods compared to a year earlier. The gross profit decline for the three-month period was primarily due to the significant year-over-year sales decrease. The gross profit decline for the nine-month period, in addition to the effect of the significant year-over-year sales decrease, reflected lower factory utilization associated with the lower sales, resulting in manufacturing production falling below normal capacity.

The gross margin rate for the third quarter of 2009 was 40.4% versus 38.0% for the third quarter of 2008 and 28.7% for the three months ended June 27, 2009. The year-over-year gross margin improvement was primarily due to the absence of a $5.7 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO recorded in the third quarter of 2008. Excluding that factor, gross margin a year ago was 41.9%. The decline, measured on an adjusted basis, mainly reflects the significant year-over-year sales decrease. Gross margin for the first nine months of the year was 29.1% compared to 40.6% in the comparable period a year ago, also reflects the lower factory utilization in the first half of 2009 associated with the significant year-over-year sales decreases.

The Company included period expense in cost of sales of $0.4 million and $10.5 million, respectively, in the three-month and nine-month periods ended September 26, 2009, associated with its below-capacity production levels. In the first nine months of 2009, the Company also recorded a $4.1 million incremental charge associated with the fair market value write-up of inventory acquired in the 2008 acquisition of POCO and third quarter of 2009 acquisition of Pureline.

The Company had lower year-over-year selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs for the three-month and nine-month periods ended September 26, 2009 when compared to the year-ago periods, mainly reflecting lower payroll and benefits costs resulting from headcount reductions.

The Company also incurred restructuring charges of $2.4 million and $12.5 million in the three months and nine months ended September 26, 2009 in connection with business restructuring activities and actions taken in response to the downturn in the semiconductor industry.

The Company reported a net loss from continuing operations of $7.6 million for the three-month period ended September 26, 2009, compared to a loss from continuing operations of $392.9 million in the year-ago period, with a net loss from continuing operations of $67.9 million for the nine-month period comparing to a loss from continuing operations of $384.2 million in the year-ago period. The net losses in the three-month and nine-month periods ended September 27, 2008 included a goodwill impairment charge of $379.8 million ($365.2 million, net of tax).

During the nine months ended September 26, 2009, the Company’s operating activities used cash of $7.1 million. Cash and cash equivalents were $78.4 million at September 26, 2009 compared with $115.0 million at December 31, 2008.

As described in Note 8 to the Company’s condensed consolidated financial statements, the Company executed a new revolving credit agreement (Restated Credit Agreement) on March 2, 2009, which expires in November 2011. The Restated Credit Agreement was amended on July 17, 2009 and August 11, 2009. The initial revolving commitment amount under the Restated Credit Agreement was $150.0 million, with $11.0 million unavailable without consent of a majority of the Company’s lenders. The revolving commitment was further subject to a borrowing base. In accordance with the terms of the Restated Credit Agreement, after the receipt of net proceeds of $56.7 million from a registered public offering on September 16, 2009, the revolving commitment decreased by 50% of the net proceeds of the offering, or $28.3 million, to $121.7 million, with $11.0 million unavailable without consent of a majority of the Company’s lenders. The Company’s borrowing base supported $106.5 million in total availability as of September 26, 2009, with $67.4 million in borrowings and $1.3 million undrawn on letters of credit then outstanding under the Restated Credit Agreement.

The Restated Credit Agreement requires that the Company meet various financial covenants. Through September 26, 2009, the Company has been in compliance with all financial covenants required by the Restated Credit Agreement.

The global credit market crisis has created a very difficult business environment since October 2008. The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by these economic conditions, many of which are beyond its control. The Company does not believe it is likely that these adverse economic conditions, and their effect on the semiconductor industry, will improve to pre-recessionary status in the near term. However, the effect of the current global economic environment on the semiconductor industry requires that the Company maintain its near-term liquidity support.

The Company believes that its cash and cash equivalents and funds available under the Restated Credit Agreement and international credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management’s plans include further reducing expenditures as necessary or pursuing alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements for the next twelve months. However, given recent economic events and the resulting credit shortage, there can be no assurance that any such financing would be available on commercially acceptable terms.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.5 million at September 26, 2009 and $1.3 million at December 31, 2008, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in product returns. At September 26, 2009 and December 31, 2008, the Company’s reserve for sales returns and allowances was $0.9 million and $1.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of cost or market value. Each quarter, the Company evaluates its ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $10.7 million and $8.3 million at September 26, 2009 and December 31, 2008, respectively.

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

Impairment of Long-Lived Assets As of September 26, 2009, the Company had $146.7 million of net property, plant and equipment and $82.8 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its assets, particularly its molding equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

In connection with triggering events during the third and fourth quarters of 2008 and the first quarter of 2009, the Company reviewed its long-lived assets and determined that none of its long-lived assets were impaired for its asset groups. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups, which were greater than their carrying values. As required under U.S. generally accepted accounting principles, the impairment analyses for the third and fourth quarters of 2008 occurred before the goodwill impairment assessments.

Long-lived assets are grouped with other assets and liabilities at the lowest level (asset groups) for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company has four significant asset groups, identified by assessing the Company’s identifiable cash flows and the interdependence of such cash flows: Contamination Control Solutions (CCS), Micro Environments (ME), Poco Graphite (POCO) and Entegris Specialty Coatings (ESC).

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

Under the first quarter 2009 impairment test, all asset groups had future undiscounted cash flows in excess of their carrying values by at least 60%, except for the ME asset group, which the Company estimated had a fair value 27% higher than its carrying value. The carrying values of this asset group’s property, plant and equipment and intangible assets at March 28, 2009 were $42.9 million and $1.2 million, respectively. If either revenue for the Company’s asset groups decreased from the then-current forecast without offsetting decreases in costs, or if the asset group’s operating costs increased from the then-current forecast without offsetting increases in revenue, the estimated undiscounted cash flows of the asset groups could have been less than their carrying values. This would have required an impairment loss to be recognized based on the excess of the carrying amount of the respective asset group over its fair value. As noted, fair value would be determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate.

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

Based on slightly improved economic conditions within the semiconductor industry and the absence of any other triggering events, the Company was not required to perform impairment testing for any of its asset groups for the second and third quarters of 2009. Due to the uncertain economic environment within the semiconductor industry, the Company will continue to monitor circumstances and events to determine whether additional asset impairment testing is warranted. It is not unlikely that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.

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

The Company has significant amounts of deferred tax assets. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. Management considers the positive and negative evidence for the potential utilization of its deferred tax assets. When management concludes that it is not more likely than not that the Company will realize certain deferred tax assets in the future, it records a valuation allowance for the portion of deferred tax assets management concluded will not be utilized.

As a result of the recent general economic and industry declines, and their impact on the Company’s future outlook, management has reviewed its U.S. deferred tax assets and concluded that the uncertainties related to the realization of its deferred tax assets have become unfavorable. The Company had U.S. net deferred tax asset positions of $58.7 million and $42.3 million as of September 26, 2009 and December 31, 2008, respectively, which comprised temporary differences and various credit carryforwards. Management has concluded that it is not more likely than not that the Company will realize the net deferred tax assets. Accordingly, the Company maintained valuation allowances of $58.6 million and $42.1 million as of September 26, 2009 and December 31, 2008, respectively, with respect to U.S. deferred tax assets.

The negative evidence of a cumulative three-year U.S. operating loss, the expectation for U.S. operating results in early future years and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence and tax planning strategies.

The Company had net non-U.S. deferred tax asset positions before valuation allowance of $12.8 million and $12.5 million as of September 26, 2009 and December 31, 2008, respectively. At those dates, management determined that based upon the available evidence, a valuation allowance was required against non-U.S. deferred tax assets in certain tax jurisdictions. Accordingly, the Company maintained valuation allowances of $0.4 million and $0.6 million as of September 26, 2009 and December 31, 2008, respectively, with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At September 26, 2009 and December 31, 2008, the Company’s accrual for estimated future warranty costs was $0.9 million and $1.1 million, respectively.

Business Acquisitions The Company accounts for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income.

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

Share-Based Compensation U.S generally accepted accounting principles require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company must estimate the value of employee stock option and restricted stock awards on the date of grant.

The fair value of restricted stock and restricted stock unit awards is valued based on the Company’s stock price on the date of grant. The fair value of stock option awards is estimated on the date of grant using an option-pricing model affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Because share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been recorded net of estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

If the above factors change, and the Company uses different assumptions in future periods, the share-based compensation expense recorded may differ significantly from what was recorded in the current period.

Certain restricted stock and restricted stock unit awards involve stock to be issued upon the achievement of performance conditions (performance shares) under the Company’s stock incentive plans. Such performance shares become available subject to time-based vesting conditions if, and to the extent that, financial performance criteria for the applicable fiscal year or multi-year period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial performance objectives for the applicable period. Until such time that the Company’s performance can ultimately be determined, each quarter the Company estimates the number of performance shares more likely than not to be earned based on an evaluation of the probability of achieving the performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change the Company’s evaluation of the probability of achieving the performance objectives. Accordingly, share-based compensation expense associated with performance shares may differ significantly from the amount recorded in the current period.

Three and Nine Months Ended September 26, 2009 Compared To Three and Nine Months Ended September 27, 2008

The following table compares continuing operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	62.0	70.9	59.4

Gross profit	40.4	38.0	29.1	40.6
Selling, general and administrative expenses	26.4	24.3	33.5	26.2
Engineering, research and development expenses	7.7	7.1	10.0	7.0
Amortization of intangible assets	4.3	3.3	5.8	3.3
Impairment of goodwill	—	260.5	—	85.9
Restructuring charges	2.1	2.3	4.9	0.8

Operating loss	(0.1)	(259.5)	(25.2)	(82.7)
Interest expense, net	(2.4)	(0.4)	(2.8)	(0.2)
Other expense, net	(3.7)	(0.6)	(0.2)	(0.4)

Loss before income taxes and other items below	(6.2)	(260.5)	(28.1	(83.2)
Income tax expense (benefit)	0.6	8.8	(1.7)	3.7
Equity in net loss of affiliates	0.1	0.1	0.4	0.0

Loss from continuing operations	(6.9)	(269.6)	(26.9)	(86.9)

Net sales For the three months ended September 26, 2009, net sales decreased by $35.1 million, or 24%, to $110.7 million compared to the three months ended September 27, 2008, primarily reflecting the continuation of the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. The third quarter sales decline was mitigated by the full-quarter inclusion of incremental sales of $5.1 million from POCO Graphite (POCO), which was acquired in August 2008. The sales decline included an unfavorable foreign currency translation effect of $0.3 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won and Taiwanese dollar, offset partially by the strengthening of the Japanese yen. Excluding those factors, third quarter sales fell 27% in 2009 when compared to 2008.

On a sequential basis, sales rose 34% from second quarter net sales of $82.6 million, reflecting a modest upturn in bookings and sales of the Company’s products. However, third quarter net sales were still well below pre-recessionary levels.

Sales to semiconductor customers represented 71% of third quarter sales and reflected increases in fab utilization rates and wafer starts, particularly for the Company’s Asian foundry customers. On an industry wide basis, the Company expects that fab utilization rates rose to approximately 80% in the third quarter of calendar 2009 from less than 60% in the first quarter, when the entire industry was in a virtual shutdown mode during much of the first quarter. Similarly, the Company’s third quarter sales were boosted by greater demand from wafer growers, which responded to the increased fab production level. Despite a 48% increase in sales of capital-driven products, capital spending among semiconductor customers remained below pre-recessionary levels.

Net sales for the first nine months of 2009 were $252.3 million, down 43% from net sales of $442.0 million in the comparable year-ago period, indicative of the same factors noted above. The year-to-date sales decline was mitigated by the full nine-month inclusion of sales of $22.4 million from POCO. The sales decline included an unfavorable foreign currency translation effect of $6.7 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Korean won, Taiwanese dollar and the Euro, offset partially by the strengthening of the Japanese yen. Excluding those factors, sales for the first nine months of 2009 fell 46% when compared to 2008.

To date, the Company believes the revenue downturn of the past several quarters is exclusively volume driven. Based on the information available, the Company believes it has maintained market share for its products and that the effect of selling price erosion has been nominal.

For the quarter ended September 26, 2009, sales of unit-driven products represented 71% and sales of capital-driven products represented 29% of total sales, respectively. For the third quarter of 2008 and the three months ended June 27, 2009 this split was 65%/35% and 74%/26%, respectively. The year-over-year shift in relative demand toward unit-driven products reflects lower spending by semiconductor customers for capital-driven, capacity-related products such as wafer carriers and liquid systems.

On a geographic basis, third quarter sales to North America were 31%, Asia (excluding Japan) 38%, Europe 12% and Japan 19% of total net sales. This compared to third quarter sales figures of North America 32%, Asia 36%, Europe 13% and Japan 19% in 2008 and second quarter 2009 sales figures of North America 31%, Asia 35%, Europe 15% and Japan 19%.

Gross profit Gross profit in the three months ended September 26, 2009 decreased by $10.6 million to $44.8 million, a decline of 19% from $55.4 million for the three months ended September 27, 2008. The gross margin rate for the third quarter of 2009 was 40.4% versus 38.0% for the three months ended September 27, 2008 and 28.7% for the three months ended June 27, 2009.

For the first nine months of 2009, gross profit was $73.5 million, down 59% from gross profit of $179.3 million recorded in the first nine months of 2008. As a percentage of net sales, gross margin for the first nine months of the year was 29.1% compared to 40.6% in the comparable period a year ago.

The gross profit decline for the three-month period was primarily due to the significant year-over-year sales decrease. The gross profit decline for the nine-month period, in addition to the effect of the significant year-over-year sales decrease, reflected lower factory utilization associated with the lower sales, resulting in manufacturing production falling below normal capacity.

The gross margin rate improvement for the three-month period ended September 26, 2009 was primarily due to the absence of a $5.7 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO recorded in the third quarter of 2008. Excluding that factor, the gross margin rate a year ago was 41.9%. The decline, measured on an adjusted basis, mainly reflects the significant year-over-year sales decrease.

The gross profit declines for the three-month and nine-month periods were primarily due to the significant year-over-year sales decrease, along with lower factory utilization associated with the sales decrease during the first half of the year, which resulted in manufacturing production falling below normal capacity. Accordingly, the Company included in cost of goods sold period expense of $0.4 million and $10.5 million in the three-month and nine-month periods ended September 26, 2009, associated with below-capacity production levels. The Company also recorded a $4.1 million incremental charge to cost of sales associated with the fair market value write-up of inventory acquired in the acquisition of POCO in the first quarter of 2009. As noted above, the gross margin rates for the three months and nine months ended September 27, 2008 included a $5.7 million incremental charge related to the acquisition of POCO.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $6.2 million, or 18%, to $29.2 million in the three months ended September 26, 2009, down from $35.4 million in the comparable three-month period a year earlier. SG&A expenses, as a percent of net sales, rose to 26.4% from 24.3% a year earlier. On a year-to-year basis, SG&A expenses fell by $31.2 million, or 27% to $84.6 million compared to $115.8 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, rose to 33.5% from 26.2% a year ago, reflecting the decrease in net sales.

The year-over-year decrease in SG&A costs includes compensation-related reductions of $16.5 million, reduced travel expense of $2.5 million and legal and professional services expense of $5.1 million, and a favorable foreign currency translation effect of $1.6 million. SG&A expenses in the first nine months of 2008 included $4.2 million of severance-related costs due to personnel terminations associated with operational streamlining efforts.

On a sequential basis, SG&A expenses rose $3.5 million, or 14%, mainly due to the reversal of salary reductions, the absence of employee furloughs and the accrual of incentive compensation in the third quarter.

The Company expects SG&A expenses to be flat or modestly higher than in the fourth quarter of 2009 as the Company has reversed a portion of the temporary cost cuts that were put in place in the first and second quarters, namely the furloughs and salary reductions for non-executive employees, reinstated some the remaining temporary cost reductions and has instituted new sales and other incentive programs for the last half of the year. The Company intends to reinstate the remaining temporary cost reductions as revenues continue to recover.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses decreased by $1.7 million, or 17%, to $8.6 million in the third quarter of fiscal 2009 compared to $10.3 million for the same period in fiscal 2008. ER&D expenses decreased 19% to $25.3 million in the first nine months of 2009 compared to $31.1 million in the year-ago nine-month period. The reduction in ER&D expense mainly reflects lower employee costs. Year-to-date ER&D expenses, as a percent of net sales, increased to 10.0% from 7.0%, mainly reflecting the decrease in net sales.

On a sequential basis, ER&D expenses rose $0.7 million, or 9%, mainly due to the reversal of salary reductions, the absence of employee furloughs and the accrual of incentive compensation in the third quarter.

Amortization of intangible assets Amortization of intangible assets was $4.7 million in the three months ended September 26, 2009 compared to $4.9 million in the year-ago period. Amortization of intangible assets was $14.6 million in the first nine months of 2009 compared to $14.5 million in year-ago period.

Restructuring charges Restructuring charges were $2.4 million in the three months ended September 26, 2009 compared to $3.3 million in the year-ago period. Restructuring charges were $12.5 million in the first nine months of 2009 compared to $3.3 million in year-ago period. In 2008, the Company initiated a global business restructuring of its sales and marketing function, manufacturing operations, and realignment of the global supply chain and other ancillary operational functions. The Company has incurred employee termination and other costs in connection with the business restructuring and actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008. See Note 7 to the Company’s condensed consolidated financial statements for additional detail.

Interest (expense) income, net Net interest expense was $2.7 million and $7.1 million in the three-month and nine-month periods ended September 26, 2009, respectively, compared to $0.6 million and $0.7 million in the three-month and nine-month periods ended September 27, 2008, respectively. The variance was due mainly to a significant increase in the Company’s outstanding debt compared to a year ago and higher interest rates under the Company’s Restated Credit Agreement. The Company expects lower interest expense in the three-month period ended December 31, 2009 due to the reduction in the Company’s outstanding borrowings in the third quarter.

Other expense, net Other expense was $4.1 million and $0.4 million in the three-month and nine-month periods ended September 26, 2009, respectively. These amounts mainly reflect foreign currency transaction losses of $4.1 million and $0.7 million, in the three-month and nine-month periods ended September 26, 2009 respectively, related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

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

The Company recognized an impairment loss of $0.3 million in the third quarter of 2008 on another equity investment.

Income tax (benefit) expense The Company recorded income tax expense of $0.6 million in the three months ended September 26, 2009 compared to income tax expense of $12.9 million in the three months ended September 27, 2008. For the first nine months of 2009, the Company recorded income tax benefit of $4.2 million compared to income tax expense of $16.3 million in the comparable period in fiscal 2008.

The year-to-date effective tax rate was 5.9% in the 2009 period, compared to (4.4)% in the 2008 period. In 2009, the Company’s tax rate was lower than U.S. statutory rates, mainly due to the $17.3 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 U.S. operating losses, and thus provided an allowance for the portion of deferred tax assets management concluded will not be utilized. The Company also reduced its foreign valuation allowance by $0.1 million.

In 2008, the Company’s tax rate was lower than U.S. statutory rates mainly attributable to two factors. The Company recorded a $379.8 million goodwill impairment charge in the quarter ended September 27, 2008. Most of the Company’s goodwill was not deductible for income tax purposes. Accordingly, the Company recognized a tax benefit of only $14.8 million in connection with the goodwill impairment charge.

Also during the three-month period ended September 27, 2008, the Company recorded a $26.9 million valuation allowance against its deferred tax assets. The realization of these assets is dependent on future U.S. taxable income which, at September 27, 2008, in management’s estimate, was not more likely than not to be achieved.

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

Discontinued operations The Company’s cleaning equipment business, classified as a discontinued operation, recorded operating losses of $0.1 million and $1.0 in the three months and nine months ended September 27, 2008, respectively. The Company completed the sale of its cleaning equipment business in April 2008.

Net loss The Company recorded a net loss from continuing operations of $7.6 million, or $0.07 per diluted share, in the three-month period ended September 26, 2009 compared to a net loss of $392.9 million, or $3.51 per diluted share, in the three-month period ended September 27, 2008. The net loss from continuing operations for the nine-month period was $67.9 million, or $0.60 per diluted share, compared to a net loss from continuing operations of $384.2 million, or $3.40 per diluted share, in the year-ago period. The net losses in the three-month and nine-month periods ended September 27, 2008 included a goodwill impairment charge of $379.8 million ($365.2 million, net of tax).

Segment Analysis

Effective January 1, 2009, the Company changed its financial reporting structure reflecting organizational changes. Beginning in 2009, the Company will report its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 13 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected sales and segment profit (loss) data for the Company’s three segments with the year-ago results.

	Three months ended		Nine months ended
(In thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Contamination Control Solutions
Net sales	$65,649	$85,806	$147,477	$267,807
Segment profit	12,261	20,911	7,182	68,053
Micro Environments
Net sales	$32,445	$47,630	$73,303	$156,359
Segment profit (loss)	5,186	6,855	(5,016)	24,225
Entegris Specialty Materials
Net sales	$12,612	$12,353	31,540	$17,797
Segment profit	1,369	3,832	939	5,853

Contamination Control Solutions (CCS)

Net sales For the third quarter of 2009, CCS net sales decreased 23% to $65.6 million, from $85.8 million, in the comparable period last year, reflecting the downturn in the semiconductor industry that began during the second half of 2008.

Sales were up 38% on a sequential basis from the second quarter of 2009, following a 39% increase from the first quarter to the second quarter. The growth reflected increased demand for liquid filtration products and chemical containers, which was driven by increased semiconductor fab utilization rates, particularly in Asia and improved sales of CCS capital-driven products, such as photochemical pumps, fluid handling products, and gas purification systems, which increased 69%. Despite this improvement, third quarter sales of most CCS capital-driven products remained at levels below historical volumes.

For the nine months ended September 26, 2009, CCS net sales decreased 45%, to $147.5 million, from $267.8 million in the comparable period last year. The changes in net sales reflect the underlying economic and semiconductor industry conditions noted above.

CCS reported a segment profit of $12.3 million in the third quarter of 2009 compared to a $20.9 million segment profit in the third quarter of 2008, a decrease of 41%. For the nine months ended September 26, 2009, CCS reported segment income of $7.2 million compared to segment profit of $68.1 million, a decrease of 89%.

The sharp decline in sales volume and the resulting reduction in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, CCS operating expenses decreased 22%, mainly due to lower selling and engineering, research and development costs.

Micro Environments (ME)

Net sales For the third quarter of 2009, ME net sales decreased 32%, to $32.4 million, from $47.6 million in the comparable period last year, reflecting the downturn in the semiconductor industry that began during the second half of 2008.

Sales were up 24% on a sequential basis from the second quarter of 2009, following a 78% increase from the first quarter to the second quarter. The growth was primarily due to improved demand for wafer shippers needed to support increased production in the semiconductor industry, as the industry worked through wafer inventories and some of the leading wafer growers resumed production after shutting down for much of the first quarter of 2009.

For the nine months ended September 26, 2009, ME net sales decreased 53%, to $73.3 million, from $156.4 million in the comparable period last year. The changes in net sales reflect the underlying overall economic and semiconductor industry conditions noted above.

ME reported segment income of $5.2 million in the third quarter of 2009 compared to a $6.9 million segment profit in the third quarter of 2008, a decrease of 24%. For the nine months ended September 27, 2009, ME reported a segment loss of $5.0 million compared to a segment profit of $24.2 million, a decrease of 121%.

The sharp decline in sales volume and the resulting reduction in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, ME operating expenses decreased 26%, mainly due to lower selling and engineering, research and development costs.

Entegris Specialty Materials (ESM)

Net sales For the third quarter of 2009, ESM net sales increased 2%, to $12.6 million, from $12.4 million in the comparable period last year. The third quarter 2009 sales reflected the full-quarter inclusion of sales from Poco Graphite, Inc. (POCO), which was acquired in August 2008. Excluding POCO, sales fell 39% in 2009 when compared to 2008.

Sales were up 42% on a sequential basis from the second quarter of 2009. The increase was due to higher demand for semiconductor-related graphite and silicon carbide products and a partial recovery of demand for certain industrial products.

For the nine months ended September 26, 2009, ESM net sales increased 77%, to $31.5 million, from $17.8 million in the comparable period last year. The nine-month period ended September 26, 2009 reflected the full-year inclusion of net sales from POCO. Excluding POCO, sales fell 48% in 2009 when compared to 2008.

ESM reported segment income of $1.4 million in the third quarter of 2009 compared to segment income of $3.8 million in the third quarter of 2008, a decrease of 64%. For the nine months ended September 26, 2009, ESM reported a segment profit of $0.9 million compared to a segment profit of $5.9 million, a decrease of 84%. The addition of POCO’s results offset the effects of the significantly lower sales of ESM’s specialty coatings business.

Liquidity and Capital Resources

Operating activities Cash used in operating activities totaled $7.1 million in the nine months ended September 26, 2009, net of various non-cash charges, including depreciation and amortization of $38.3 million, share-based compensation expense of $6.3 million, and a $4.1 million incremental charge associated with the fair market value write-up of inventory acquired in the acquisition of POCO and Pureline. The net impact of changes in operating assets and liabilities, mainly reflecting a decline in inventory and an increase in accounts receivable, also partially offset the cash used by operations.

Accounts receivable, net of foreign currency translation adjustments, increased by $7.5 million in the first nine months of 2009. This increase reflects an upturn in bookings and sales of the Company’s products. The Company’s days sales outstanding was 66 days compared to 57 days at the beginning of the year, reflecting the effect of lower sales and the lengthening of customers’ paying patterns to historical norms. Inventories at the end of the quarter decreased by $10.7 million from December 31, 2008, after taking into account the impact of foreign currency translation adjustments, provision for excess and obsolete inventory, and the charge for the fair value mark-up of acquired inventory. The decrease was mainly due to the effect of the Company’s worldwide efforts to reduce inventories.

Working capital at September 26, 2009 stood at $179.5 million, down from $233.8 million as of December 31, 2008, and included $78.4 million in cash and cash equivalents compared to cash and cash equivalents of $115.0 million as of December 31, 2008.

Investing activities Cash flow used in investing activities totaled $8.5 million in the nine-month period ended September 26, 2009. Acquisition of property and equipment totaled $11.5 million, primarily for additions related to manufacturing equipment, tooling and information systems. The Company sold a building that was classified as an asset held for sale for $2.3 million in the nine-month period ended September 26, 2009. Under its amended credit facility, the Company may not purchase more than $16 million in capital equipment in 2009 and no more than $20 million in 2010. The Company does not anticipate that these limits on capital expenditures will have an adverse effect on the Company’s operations.

On July 31, 2009, Entegris acquired an additional 30% equity interest of Pureline Co., Ltd. (Pureline), a privately held company located in Munmak, Korea and manufacturer of fluid handling products. The purchase price of the 30% equity interest was $4.3 million. The Company paid $1.1 million in cash and executed a note to the seller for $3.2 million, payable in three installments through April 2010.

Financing activities Cash used in financing activities totaled $21.3 million during the nine-month period ended September 26, 2009. The Company received proceeds of $452.7 million from its revolving credit facilities during the first nine months of 2009 and made debt payments of $528.1 million. The Company expended $3.6 million for debt issuance costs related to the Company’s amended revolving credit agreement. These costs are included in other assets in the Company’s condensed consolidated financial statements and are being amortized over the term of the agreement.

On June 25, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission to issue debt or equity securities at a future date. The registration statement became effective in September 2009 and on September 16, 2009 the Company received proceeds of $56.7 million from a registered public offering. The Company used the full amount of the net proceeds to reduce outstanding debt.

The Company received proceeds of $1.1 million in connection with common shares issued under the Company’s employee stock purchase plans.

At September 26, 2009, the Company’s shareholders’ equity stood at $334.8 million, down from $336.2 million at the beginning of the year. The decrease reflected the Company’s net loss of $67.8 million. The net loss was partially offset by the increase in additional paid-in capital of $6.3 million associated with the Company’s share-based compensation expense, the positive effects of foreign currency translation of $1.8 million and $56.7 million from the registered public offering.

As described in Note 8 to the Company’s condensed consolidated financial statements, the Company executed a new revolving credit agreement (Restated Credit Agreement) on March 2, 2009, which expires in November 2011. The initial revolving commitment under the Restated Credit Agreement was $150.0 million, with $11.0 million unavailable without consent of a majority of the Company’s banks. In accordance with the terms of the Restated Credit Agreement, after the receipt of net proceeds of $56.7 million from the registered public offering on September 16, 2009, the revolving commitment decreased by 50% of the net proceeds, or $28.3 million, to $121.7 million, with $11.0 million unavailable without consent of a majority of the Company’s banks. There were $67.4 million in borrowings and $1.3 million in undrawn letters of credit outstanding under the Restated Credit Agreement at September 26, 2009. The borrowing base supported $106.5 million in total availability under the Restated Credit Agreement as of September 26, 2009.

The Restated Credit Agreement requires that the Company meet various financial covenants. Through September 26, 2009, the Company has been in compliance with all financial covenants required by the Restated Credit Agreement. The Restated Credit Agreement requires that the Company not exceed the negative year-to-date EBITDA amounts in 2009 and that the Company exceed the positive year-to-date EBITDA amounts at prescribed levels on a monthly basis through March 2010. Under the Restated Credit Agreement EBITDA is calculated by adding consolidated net income (loss), depreciation, amortization, share-based compensation expense, interest expense, income taxes, non-cash gains and losses, extraordinary gains and losses, non-recurring expenses associated with a permitted acquisition, foreign exchange expense and certain expenses related to the Restated Credit Agreement. Non-cash gains and losses include adjustments to the Company’s excess and obsolete inventory reserves and allowances for doubtful accounts, and impairment charges of long-lived assets and investments. In addition, the credit agreement allows the add-back of up to $1.0 million in restructuring charges.

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

The global credit market crisis created a very difficult business environment beginning in October 2008. The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by these economic conditions, many of which are beyond its control. The Company does not believe it is likely that these adverse economic conditions, and their effect on the semiconductor industry, will improve to pre-recessionary status in the near term. However, the effect of the current global economic environment on the semiconductor industry requires that the Company maintain its near-term liquidity support.

As of September 26, 2009, the Company’s sources of available funds were $78.4 million in cash and cash equivalents, of which the Company must maintain a minimum of $25.0 million domestically under the terms of the Restated Credit Agreement. The borrowing base, which is calculated by reference to the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment, supported $106.5 million in total availability as of September 26, 2009.

Notwithstanding the constraints under the Restated Credit Agreement described above, the Company also has a line of credit with four banks that provide for borrowings of currencies for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $17.2 million. There was $3.7 million outstanding on these lines of credit at September 26, 2009.

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

New Accounting Pronouncements

See Note 14 (Recent Accounting Pronouncements) of Item 1.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of the Company’s long-term debt at September 26, 2009 carries floating rates of interest. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.5 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 26, 2009, the Company had no outstanding forward contracts.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 26, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and (ii) accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As noted in earlier filings, the Company acquired Poco Graphite, Inc. (POCO) effective August 11, 2008. Management excluded the total assets and net sales related to POCO included in the consolidated financial statements of Entegris, Inc. and subsidiaries from its assessments of the effectiveness of the Company’s internal control over financial reporting for periods through June 27, 2009.

Management included total assets of $103 million and net sales of $28 million related to POCO in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 26, 2009. The Company completed the integration of the former POCO general ledger system onto the Company’s SAP platform during the third quarter of 2009. The Company continues to evaluate the associated financial reporting controls to ensure the operating effectiveness of these controls.

(b) Changes in internal control over financial reporting.

Other than the change related to POCO mentioned above, there was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of September 26, 2009.

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

Item 6. Exhibits

10.1	First Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank National Association, as Agent, dated July 17, 2009. [Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009]

10.2	Second Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank National Association, as Agent, dated August 11, 2009. [Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009]

10.3	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees of Entegris, Inc.

10.4	Underwriting Agreement, dated September 10, 2009, by and among Entegris, Inc. and Citigroup Global Markets, Inc. as representative of the several underwriters named therein [Incorporated by reference to Exhibit 1.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009].

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: October 27, 2009	/S/ GREGORY B. GRAVES
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)