Form 10-Q
period 2010-04-03
ENTEGRIS INC
filed 2010-04-29
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30789

Entegris, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 Concord Road, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 436-6500

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2010
Common Stock, $0.01 par value per share	131,337,053 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2010

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	April 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,253	$68,700
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,585 and $1,694	103,269	91,122
Inventories	88,689	83,233
Deferred tax assets, deferred tax charges and refundable income taxes	10,992	11,085
Assets held for sale	5,998	5,998
Other current assets	8,093	7,320

Total current assets	290,294	267,458

Property, plant and equipment, net of accumulated depreciation of $201,191 and $195,605	131,923	135,431

Other assets:
Investments	7,208	7,002
Other intangible assets, net	74,018	78,470
Deferred tax assets and other noncurrent tax assets	10,393	9,670
Other	6,120	6,641

Total assets	$519,956	$504,672

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$10,931	$11,257
Short-term borrowings	3,816	8,039
Accounts payable	30,472	23,553
Accrued liabilities	35,422	29,832
Deferred tax liabilities and income taxes payable	5,655	1,229

Total current liabilities	86,296	73,910

Long-term debt, less current maturities	36,406	52,492
Pension benefit obligations and other liabilities	21,607	22,055
Deferred tax liabilities and other noncurrent tax liabilities	6,093	6,558

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of April 3, 2010 and December 31, 2009	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 131,302,447 and 130,043,483	1,313	1,300
Additional paid-in capital	753,923	751,360
Retained deficit	(417,418)	(433,968)
Accumulated other comprehensive income	28,143	27,500

Total Entegris, Inc. shareholders’ equity	365,961	346,192
Noncontrolling interest	3,593	3,465

Total equity	369,554	349,657

Total liabilities and equity	$519,956	$504,672

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
(In thousands, except per share data)	April 3, 2010	March 28, 2009
Net sales	$160,511	$59,038
Cost of sales	87,360	54,020

Gross profit	73,151	5,018
Selling, general and administrative expenses	35,782	29,721
Engineering, research and development expenses	10,820	8,904
Amortization of intangible assets	4,272	4,981
Restructuring charges	—	4,634

Operating income (loss)	22,277	(43,222)
Interest expense, net	(1,206)	(1,847)
Other income, net	293	5,222

Income (loss) before income taxes and equity in affiliates	21,364	(39,847)
Income tax expense (benefit)	4,809	(2,598)
Equity in net (earnings) loss of affiliates	(191)	496

Net income (loss)	16,746	(37,745)
Less net income attributable to noncontrolling interest	196	—

Net income (loss) attributable to Entegris, Inc.	$16,550	$(37,745)

Amounts attributable to Entegris, Inc.:
Basic net income (loss) per common share:	$0.13	$(0.34)
Diluted net income (loss) per common share:	$0.12	$(0.34)

Weighted shares outstanding:
Basic	130,954	112,348
Diluted	132,783	112,348

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Comprehensive loss
Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	—	$336,170
Shares issued under stock plans	371	4	566	—	—	—	570
Share-based compensation expense	—	—	1,810	—	—	—	1,810
Tax benefit associated with stock plans	—	—	536	—	—	—	536
Other, net of tax	—	—	—	—	100	—	100	$ 100
Foreign currency translation	—	—	—	—	(12,607)	—	(12,607)	(12,607)
Net loss	—	—	—	(37,745)	—	—	(37,745)	(37,745)

Total comprehensive loss						—		$(50,252)

Balance at March 28, 2009	113,473	$1,135	$687,886	$(413,992)	$13,805	—	$288,834

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Comprehensive income
Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	1,259	13	769	—	—	—	782
Share-based compensation expense	—	—	1,794	—	—	—	1,794
Other, net of tax	—	—	—	—	94	—	94	$ 94
Foreign currency translation	—	—	—	—	549	(68)	481	481
Net income	—	—	—	16,550	—	196	16,746	16,746

Total comprehensive income								$17,321

Balance at April 3, 2010	131,302	$1,313	$753,923	$(417,418)	$28,143	$3,593	$369,554

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Operating activities:
Net income (loss)	$16,746	$(37,745)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,724	8,270
Amortization	4,272	4,981
Share-based compensation expense	1,794	1,810
Provision for doubtful accounts	(101)	252
Provision for excess and obsolete inventory	(296)	1,391
Provision for deferred income taxes and related valuation allowance	(2,293)	1,759
Equity in net (earnings) loss of affiliates	(191)	496
Charge for fair value mark-up of acquired inventory sold	—	4,065
Loss on sale and disposal of property and equipment	257	573
Net income attributable to noncontrolling interest	(196)	—
Amortization of bond issuance costs	293	456
Other	191	—
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(12,612)	16,167
Inventories	(5,035)	1,595
Accounts payable and accrued liabilities	13,076	(2,834)
Other current assets	(773)	1,113
Income taxes payable	5,358	(5,852)
Other	809	(6,041)

Net cash provided by (used in) operating activities	28,023	(9,544)

Investing activities:
Acquisition of property and equipment	(3,603)	(7,940)
Proceeds from sale of property and equipment	26	50

Net cash used in investing activities	(3,577)	(7,890)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(133,715)	(167,933)
Proceeds from short-term borrowings and long-term debt	113,288	171,510
Issuance of common stock	782	570
Payments for debt issuance costs	—	(3,464)

Net cash (used in) provided by financing activities	(19,645)	683

Effect of exchange rate changes on cash and cash equivalents	(248)	(2,832)

Increase (decrease) in cash and cash equivalents	4,553	(19,583)
Cash and cash equivalents at beginning of period	68,700	115,033

Cash and cash equivalents at end of period	$73,253	$95,450

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of April 3, 2010 and December 31, 2009, the results of operations for the three months ended April 3, 2010 and March 28, 2009, and equity and comprehensive income (loss), and cash flows for the three months ended April 3, 2010 and March 28, 2009.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments. The carrying value of long-term debt approximates fair value due to the short maturity and variable interest rates of virtually all of those instruments.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	April 3, 2010	December 31, 2009
Raw materials	$21,598	$21,016
Work-in process	13,177	11,136
Finished goods(a)	53,315	50,453
Supplies	599	628

Total inventories	$88,689	$83,233

(a)	Includes consignment inventories held by customers for $4,715 and $4,121 at April 3, 2010 and December 31, 2009, respectively.

3. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $74.0 million as of April 3, 2010 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of April 3, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$18,802	$17,294	$1,508
Developed technology	74,988	49,734	25,254
Trademarks and trade names	17,270	8,207	9,063
Customer relationships	56,883	19,134	37,749
Employment and noncompete agreements	1,707	1,641	66
Other	4,270	3,892	378

	$173,920	$99,902	$74,018

	As of December 31, 2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,020	$16,839	$2,181
Developed technology	74,988	47,541	27,447
Trademarks and trade names	17,245	7,950	9,295
Customer relationships	56,862	17,839	39,023
Employment and noncompete agreements	1,707	1,607	100
Other	4,278	3,854	424

	$174,100	$95,630	$78,470

Aggregate amortization expense for the three months ended April 3, 2010 amounted to $4.3 million. Estimated amortization expense for calendar years 2010 to 2014 and thereafter is approximately $13.3 million, $10.1 million, $9.4 million, $8.8 million, $7.7 million, and $29.0 million, respectively.

4. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 30 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month periods ended April 3, 2010 and March 28, 2009:

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Balance at beginning of period	$877	$1,112
Accrual for warranties issued during the period	168	150
Settlements during the period	(208)	(385)
Adjustment of previously recorded accruals	(100)	(57)

Balance at end of period	$737	$820

5. RESTRUCTURING COSTS

For the three months ended April 3, 2010 and March 28, 2009, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

(In thousands)	Three months ended
	April 3, 2010	March 28, 2009
Accrued liabilities at beginning of period	$2,621	$12,696
Provision	35	2,291
Payments	(1,333)	(5,560)

Accrued liabilities at end of period	$1,323	$9,427

Global restructuring and cost reduction initiatives

In the third quarter of 2008, in conjunction with the appointment of a new Chief Operating Officer, the Company initiated a global business restructuring of its sales and marketing functions, manufacturing operations, and realignment of its global supply chain and related ancillary operational functions. The Company has incurred employee termination and other costs in connection with this business restructuring and other actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008.

The Company announced in the fourth quarter of 2008 that it would close the larger of its two manufacturing facilities in Chaska, Minnesota and would transfer the related production to other existing facilities. The closure, which affected approximately 200 positions in the Company’s worldwide workforce, was completed in 2009. Associated with this closure, the Company recorded $0.7 million for the three months ended March 28, 2009 related to employee severance and retention costs that were classified as restructuring charges.

In the first quarter of 2009, the Company announced workforce reductions in Asia and Japan, which affected approximately 132 positions. In connection with the above actions, the Company recorded charges related to employee severance costs of $1.3 million for the three months ended March 28, 2009, which were classified as restructuring charges.

In addition, $0.8 million in accelerated depreciation expense, $1.4 million in other costs associated with the transfer of production from the Chaska facility and $0.4 million related to other workforce reductions were recorded and classified as restructuring charges for the three months ended March 28, 2009. The Company incurred no expenses which were classified as restructuring charges in the quarter ended April 3, 2010.

The Company’s facility in Chaska became available for sale during the fourth quarter ended December 31, 2009 and was classified in assets held for sale at April 3, 2010 and December 31, 2009 at a carrying value of $6.0 million.

6. REVOLVING CREDIT FACILITY

The Company has a revolving credit facility maturing November 1, 2011. Under the terms of the revolving credit facility, the revolving commitment amount is $121.7 million. $11.0 million of revolving commitment amount can not be borrowed unless a majority of the lenders consent. The revolving commitment is further restricted by the Company’s borrowing base, which is determined based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment.

As of April 3, 2010, the Company’s borrowing base supported an available revolving commitment amount of $103.3 million. The Company had outstanding borrowings under the revolving credit facility of $36.4 million as of April 3, 2010, with an additional $1.9 million undrawn on outstanding letters of credit.

Through April 3, 2010, the Company was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. Beginning in the second quarter of 2010, the terms of the revolving credit facility require that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. The cash flow leverage ratio measures the sum of short-term borrowings, long-term debt and capital lease obligations divided by the most recent two fiscal quarters’ EBITDA (as defined below) multiplied by two. The fixed charge coverage ratio measures the sum of EBITDA and lease expense less the sum of capital expenditures and income tax payments, which figure in turn is divided by the sum of interest expense, lease expense and scheduled principal payments.

EBITDA is calculated by adding consolidated net income attributable to Entegris, Inc., depreciation, amortization, share-based compensation expense, interest expense, income taxes, non-cash gains and losses, extraordinary gains and losses, non-recurring expenses associated with a permitted acquisition, foreign exchange expense and certain expenses related to the revolving credit facility. Non-cash gains and losses include adjustments to the Company’s excess and obsolete inventory reserves and allowances for doubtful accounts, and impairment charges of long-lived assets and investments.

In addition to the financial metric covenants required under the revolving credit facility, the Company is restricted from making capital expenditures in excess of $20.0 million in both 2010 and 2011 plus certain unused amounts from the prior period ($7.2 million for 2010). The Company must also maintain a minimum of $25.0 million in domestic cash balances under the terms of the revolving credit facility.

The Company’s borrowings under the revolving credit facility are guaranteed by all its subsidiaries that are treated as domestic for tax purposes and secured by a first-priority security interest in all assets owned by the borrowers or such domestic guarantors, except that the collateral shall include only 65% of the voting stock owned by the borrowers or a domestic subsidiary of each subsidiary which is treated as foreign for tax purposes.

7. OTHER INCOME, NET

Other income, net consists of the following:

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Gain on foreign currency remeasurement	$437	$5,158
Other (loss) gain, net	(144)	64

Other income, net	$293	$5,222

The gain on foreign currency remeasurement for the three-month periods ended April 3, 2010 and March 28, 2009 mainly reflect foreign currency transaction effects of the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

8. INCOME TAXES

The Company recorded income tax expense of $4.8 million in the three months ended April 3, 2010 compared to income tax benefit of $2.6 million in the three months ended March 28, 2009. The effective tax rate was 22.5% in the 2010 period, compared to 6.5% in the 2009 period.

In 2010, the Company’s effective tax rate was also lower than U.S. statutory rates mainly due to the $2.8 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2009, the Company’s effective tax rate was also lower than U.S. statutory rates, mainly due to the $8.5 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets that management concluded will not be utilized. The Company also provided a $0.4 million allowance for a portion of its non-U.S. deferred tax assets.

9. EARNINGS (LOSS) PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per common share.

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Basic - weighted common shares outstanding	130,954	112,348
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,829	—

Diluted - weighted common shares and common shares equivalent outstanding	132,783	112,348

The effect of the inclusion of stock options and unvested restricted common stock for the three-month period ended March 28, 2009 would have been anti-dilutive.

10. SEGMENT REPORTING

The Company has three reportable operating segments that provide unique products and services, are separately managed and have separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance.

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

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, amortization of intangible assets, charges for the fair market value write-up of acquired inventory sold and restructuring charges. Beginning in 2010, the Company includes certain marketing expenses in the determination of segment profit that had previously been included in unallocated corporate expenses. Accordingly, the Company has adjusted the corresponding items of segment information for earlier periods.

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Net sales
CCS	$100,742	$34,287
ME	41,927	14,682
ESM	17,842	10,069

Total net sales	$160,511	$59,038

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Segment profit (loss)
CCS	$28,234	$(8,670)
ME	8,980	(10,195)
ESM	2,342	617

Total segment profit (loss)	$39,556	$(18,248)

The following table reconciles total segment profit (loss) to operating income (loss):

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Total segment profit (loss)	$39,556	$(18,248)
Amortization of intangibles	(4,272)	(4,981)
Restructuring charges	—	(4,634)
Charge for fair value mark-up of acquired inventory sold	—	(4,065)
Unallocated general and administrative expenses	(13,007)	(11,294)

Operating income (loss)	$22,277	$(43,222)

The following table presents amortization of intangibles, restructuring charges and charges for fair value mark-up of acquired inventory sold for the Company’s reportable segments:

	Three months ended
(In thousands)	April 3, 2010	March 28, 2009
Amortization of intangibles
CCS	$2,815	$3,448
ME	137	171
ESM	1,320	1,362

	$4,272	$4,981

Restructuring charges
CCS	—	$1,391
ME	—	2,168
ESM	—	212
Corporate	—	863

	—	$4,634

Charge for fair value mark-up of acquired inventory sold
ESM	—	$4,065

	—	$4,065

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (Accounting Standards Codification (ASC) Topic 810). This guidance amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective for the Company in 2010 and did not have a material effect on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update, but does not expect the guidance to have a material effect on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) – Amendments to Certain Recognition and Disclosure Requirements, which eliminated the requirement for public companies to disclose the date through which subsequent events have been evaluated. As required, the Company will continue to evaluate subsequent events through the date of the issuance of its condensed consolidated financial statements. However, consistent with the guidance, this date will no longer be disclosed. ASU No. 2010-09 was effective upon issuance for the Company. The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.

Other Accounting Standards Updates not effective for the Company until after April 3, 2010 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

The Company offers a diverse product portfolio which includes more than 15,000 standard and customized products that it believes provide the most comprehensive offering of contamination control solutions and microenvironment products and services to the microelectronics industry. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2010 end April 3, 2010, July 3, 2010, October 2, 2010 and December 31, 2010. Unaudited information for the three months ended April 3, 2010 and March 28, 2009 and the financial position as of April 3, 2010 and December 31, 2009 are included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties and to the cautionary statement set forth below. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, which are included elsewhere in this report.

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc., include:

•

Level of sales Since a significant portion of the Company’s product costs (except for raw materials, purchased components and direct labor) are largely fixed in the short to medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affect certain costs such as incentive compensation and commissions, which are highly variable in nature. The Company’s sales are subject to the effects of industry cyclicality, technological change, substantial competition, pricing pressures and foreign currency fluctuation.

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

Overall Summary of Financial Results for the Three Months Ended April 3, 2010

The Company’s financial results for the quarter ended April 3, 2010 reflected the continuation of the recovery from the global economic recession and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008.

For the three months ended April 3, 2010, net sales increased by $101.5 million, or 172%, to $160.5 million compared to $59.0 million for the three months ended March 28, 2009. On a sequential basis, revenues rose 10% from $146.3 million in the fourth quarter of 2009. Net sales for the period were the highest achieved by the Company since the fourth quarter of 2007.

The Company’s business downturn reached a trough during the first quarter of 2009. Starting in the second quarter of 2009, the Company began to experience a modest upturn in bookings and sales of certain of its unit-driven, consumable products, while recovery of the Company’s capital-driven product lines began in the third quarter. From a low point of $59.0 million in the first quarter of 2009, sales of the Company’s products and services rose steadily to $82.6 million, $110.7 million and $146.3 million in the second, third and fourth quarters of 2009, respectively.

The sales increase included a favorable foreign currency translation effect of $6.8 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Korean won, Euro and Taiwanese dollar. In addition, the first quarter of 2010 included 13 weeks versus 12 weeks in the first quarter of 2009 and included sales of $2.0 million from the Company’s Pureline subsidiary, which was acquired in July 2009. Excluding these factors, net sales rose approximately 136% in 2010 when compared to 2009.

The Company believes the sales increase was primarily volume driven. Based on the information available, the Company believes it is improving or maintaining market share for its products and that the effect of selling price erosion has been nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the increase in sales has not been driven by any one particular customer or group of customers, but rather on the recovery of the semiconductor and other high-technology sectors.

The Company reported considerably higher gross profits and a significantly improved gross margin, which mainly reflects the significant year-over-year sales increase and associated improved factory utilization. The Company’s gross margin in the first quarter of 2010 was 45.6% versus 8.5% in the year-ago period.

The Company had higher year-over-year selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs for first quarter 2010 when compared to first quarter 2009, mainly reflecting higher employee-related costs.

As a result of the aforementioned factors, the Company reported net earnings of $16.6 million for the quarter ended April 3, 2010 compared to a net loss of $37.7 million in the quarter ended March 28, 2009.

During the first quarter of 2010, the Company’s operating activities provided cash flow of $28.0 million, $20.4 million of which was used to reduce outstanding debt. Cash and cash equivalents were $73.3 million at April 3, 2010 compared with $68.7 million at December 31, 2009. Total short-term and long-term debt stood at $51.2 million at April 3, 2010 compared with $71.8 million at December 31, 2009.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets, income taxes, business combinations and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.6 million at April 3, 2010 and $1.7 million at December 31, 2009, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in product returns. At April 3, 2010 and December 31, 2009, the Company’s reserve for sales returns and allowances was $1.0 million and $0.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of cost or market value. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $8.3 million and $9.1 million at April 3, 2010 and December 31, 2009, respectively.

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

Impairment of Long-Lived Assets As of April 3, 2010, the Company had $131.9 million of net property, plant and equipment and $74.0 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in the underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

The Company was not required to perform impairment testing for any of its asset groups for the first quarter of 2010. Due to the uncertain global economic conditions and the environment within the semiconductor industry, the Company will continue to monitor circumstances and events to determine whether asset impairment testing is warranted. It is possible that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.

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

The Company had a U.S. net deferred tax asset position of $55.5 million and $57.2 million at April 3, 2010 and December 31, 2009, respectively, which comprises temporary differences and various credit carryforwards.

Management has reviewed its U.S. deferred tax assets and has concluded that it is not more likely than not that the Company will realize certain net deferred tax assets. The negative evidence of a cumulative three-year U.S. operating loss and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence. However, during the quarter ended April 3, 2010, management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of the Company’s U.S. deferred tax assets. Accordingly, the Company had maintained valuation allowances of $54.4 million and $57.2 million as of April 3, 2010 and December 31, 2009, respectively, with respect to net U.S. deferred tax assets.

The Company had net non-U.S. deferred tax asset positions before valuation allowance of $14.9 million at both April 3, 2010 and December 31, 2009. At those dates, management determined that based upon the available evidence, a valuation allowance was required against non-U.S. deferred tax assets in certain tax jurisdictions. Accordingly, the Company maintained valuation allowances of $0.4 million at both April 3, 2010 and December 31, 2009 with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax balances involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At April 3, 2010 and December 31, 2009, the Company’s accrual for estimated future warranty costs was $0.7 million and $0.9 million, respectively.

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

Three Months Ended April 3, 2010 Compared to Three Months Ended March 28, 2009

The following table compares operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	April 3, 2010	March 28, 2009
Net sales	100.0%	100.0%
Cost of sales	54.4	91.5

Gross profit	45.6	8.5
Selling, general and administrative expenses	22.3	50.3
Engineering, research and development expenses	6.7	15.1
Amortization of intangible assets	2.7	8.4
Restructuring charges	—	7.8

Operating income (loss)	13.9	(73.2)
Interest expense, net	(0.8)	(3.1)
Other income, net	0.2	8.8

Income (loss) before income taxes and other items below	13.3	(67.5)
Income tax expense (benefit)	3.0	(4.4)
Equity in net (earnings) loss of affiliates	(0.1)	0.8

Net income (loss)	10.4	(63.9)

Net sales For the three months ended April 3, 2010, net sales increased by $101.5 million, or 172%, to $160.5 million compared to $59.0 million for the three months ended March 28, 2009, reflecting the continuation of the recovery from the global economic recession and severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. Net sales for the period were the highest achieved by the Company since the fourth quarter of 2007. First-quarter sales growth reflected continued positive trends in the Company’s core semiconductor markets. Utilization rates and production levels at semiconductor fab customers remained at high levels, and capital spending in the industry demonstrated solid improvement. Each of the Company’s operating segments experienced significant net sales increases.

The sales increase included a favorable foreign currency translation effect of $6.8 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Korean won, Euro and Taiwanese dollar. In addition, the first quarter of 2010 included an additional week of sales compared to the first quarter of 2009 and included sales of $2.0 million from its Pureline subsidiary, which was acquired in July 2009. Excluding these factors, net sales rose approximately 136% in 2010 when compared to 2009.

The Company believes the sales increase was primarily volume driven. Based on the information available, the Company believes it is improving or maintaining market share for its products and that the effect of selling price erosion has been nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the increase in sales has not been driven by predicated on any one particular customer or group of customers, but rather on the recovery of overall semiconductor sector.

Sales of unit-driven products represented 63% of total sales and capital-driven products represented 37% of total sales in the quarter ended April 3, 2010. For the first quarter and fourth quarter of 2009 this split was 75%/25% and 66%/34%, respectively. This shift in relative demand for capital-driven products reflects the recovery of capital spending after the very lower spending by semiconductor customers for capacity-related products in the first quarter of 2009.

On a geographic basis, total sales to North America were 31%, Asia (excluding Japan) 38%, Europe 14% and Japan 17%. All regions experienced significant year-over-year sales increases. Asia sales rose by nearly 300%, with a portion of the increase related to favorable foreign currency translation effects. Sales in North America, Japan and Europe all rose by over 100% in the first quarter compared to a year ago.

On a sequential basis, revenues rose 10% from $146.3 million in the fourth quarter of 2009. Sales of unit-driven products increased 6%, while sales of capital-driven products rose 17%, reflecting the recovery of capital spending noted above. On a geographic basis, total sales to North America, Asia, Europe, and Japan increased 20%, 6%, 7% and 1%, respectively. Sales were adversely affected by an unfavorable foreign currency translation effect of $1.1 million, primarily related to the year-over-year weakening of the Euro versus the U.S. dollar.

Gross profit The Company reported considerably higher gross profits and an improved gross margin. Gross profit in the three months ended April 3, 2010 increased by $68.1 million to $73.2 million, up from $5.0 million for the three months ended March 28, 2009. The gross margin rate for the first quarter of 2010 was 45.6% versus 8.5% for the first quarter of 2009.

The significant year-over-year sales increase accounted for approximately 70% of the gross profit improvement for 2010. The remaining gross profit improvement reflected improved factory utilization (approximately $9.0 million), the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity (described in further detail below) and the absence of a $4.1 million incremental charge associated with the fair market value write-up of acquired inventory in the first quarter of 2009.

The Company’s gross profit and gross margin rate also benefitted from the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity. During 2009, the Company experienced lower factory utilization, particularly during the first half of the year due to the sales decrease associated with the severe downturn in the semiconductor industry that began during the second half of 2008. Accordingly, the Company included in cost of sales period expense of $8.2 million in the first quarter of 2009 in connection with its below-capacity production levels compared to $0.5 million in the first quarter of 2010.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $6.1 million, or 20%, to $35.8 million in the three months ended April 3, 2010, up from $29.7 million in the comparable three-month period a year earlier. Reflecting the increase in net sales, SG&A expenses as a percent of net sales declined to 22.3% from 50.3% a year earlier. The increase in SG&A expense was due to higher employee costs ($5.4 million), mainly reflecting the reversal of salary reductions, the absence of employee furloughs in place in 2009, higher sales commissions expense and the accrual of incentive compensation in 2010. In addition, the year-over-year increase in SG&A costs includes a foreign currency translation effect of $1.1 million. The Company expects SG&A expenses to be higher throughout 2010 as the Company has reversed temporary cost cuts that were put in place in 2009.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $10.8 million in the three months ended April 3, 2010 compared to the $8.9 million reported in the year-ago period. ER&D expenses as a percent of net sales decreased to 6.7% from 15.1%, indicative of the significant increase in net sales. The increase in ER&D expense was due to higher employee costs ($1.4 million), mainly reflecting the reversal of salary reductions and the accrual of incentive compensation in 2010.

Amortization of intangible assets Amortization of intangible assets was $4.3 million in the three months ended April 3, 2010 compared to $5.0 million in the year-ago period. The decline mainly reflected the absence of amortization expense for certain acquired developed technology and tradename assets which became fully amortized in 2009.

Restructuring charges The Company incurred no restructuring charges in the three months ended April 3, 2010. Restructuring charges of $4.6 million were incurred in the three months ended March 28, 2009 in connection with employee termination and other costs in connection with the business restructuring and actions taken in response to the business downturn. See note 5 to the Company’s condensed consolidated financial statements for additional detail.

Interest expense, net Interest expense was $1.2 million in the three months ended April 3, 2010 compared to interest expense of $1.8 million in the year-ago period. The variance was due mainly to a decrease in the Company’s average debt outstanding compared to a year ago, offsetting the higher rates of interest on outstanding debt under the Company’s revolving credit facility.

Other income Other income was $0.3 million in the three months ended April 3, 2010, mainly reflecting foreign currency transaction gains, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity. Other income was $5.2 million in the year-ago period, mainly reflecting foreign currency transaction gains, also primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

Income tax expense (benefit) The Company recorded income tax expense of $4.8 million in the three months ended April 3, 2010 compared to income tax benefit of $2.6 million in the three months ended March 28, 2009. The effective tax rate was 22.5% in the 2010 period, compared to 6.5% in the 2009 period.

In 2010, the Company’s effective tax rate was also lower than U.S. statutory rates mainly due to the $2.8 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2009, the Company’s effective tax rate was also lower than U.S. statutory rates, mainly due to the $8.5 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets that management concluded will not be utilized. The Company also provided a $0.4 million allowance for a portion of its non-U.S. deferred tax assets.

Net income (loss) attributable to Entegris, Inc. The Company recorded net income of $16.6 million, or $0.12 per diluted share, in the three-month period ended April 3, 2010 compared to a net loss of $37.7 million, or $0.34 per diluted share, in the three-month period ended March 28, 2009. The significant improvement mainly reflects the Company’s higher net sales and corresponding increase in gross profit.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 10 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit (loss) data for the Company’s three segments for the five quarters ended April 3, 2010:

	Three months ended
(In thousands)	April 3, 2010	December 31, 2009	September 26, 2009	June 27, 2009	March 28, 2009
Contamination Control Solutions
Net sales	$100,742	$93,687	$65,649	$47,541	$34,287
Segment profit (loss)	28,234	23,127	11,832	2,830	(8,670)
Microenvironments
Net sales	$41,927	$38,162	$32,445	$26,176	$14,682
Segment profit (loss)	8,980	8,898	5,054	(273)	(10,195)
Entegris Specialty Materials
Net sales	$17,842	$14,475	$12,612	$8,859	$10,069
Segment profit (loss)	2,342	1,985	1,369	(1,047)	617

Contamination Control Solutions (CCS)

For the first quarter of 2010, CCS net sales increased 194% to $100.7 million, from $34.3 million in the comparable period last year, reflecting the continuation of the recovery in the semiconductor industry that began during the second quarter of 2009. CCS reported a segment profit of $28.2 million in the first quarter of 2010 compared to an $8.7 million segment loss in the year-ago period.

The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, CCS operating expenses increased 21%, mainly due to higher selling and engineering, research and development costs.

Sales were up 8% on a sequential basis from the fourth quarter of 2009, driven by sales of fluid components, dispense pumps and gas purification systems used in semiconductor and microelectronics manufacturing equipment. Demand for filtration products remained strong through the quarter.

Microenvironments (ME)

For the first quarter of 2010, ME net sales increased 186% to $41.9 million, from $14.7 million in the comparable period last year, reflecting the continuation of the recovery in the semiconductor industry that began during the second quarter of 2009. ME reported a segment profit of $9.0 million in the first quarter of 2010 compared to a $10.2 million segment loss in the year-ago period.

The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, ME operating expenses increased 26%, mainly due to higher selling and engineering, research and development costs.

Sales were up 10% on a sequential basis from the fourth quarter of 2009, driven by sales of wafer process products for semiconductor wafers and data storage shippers.

Entegris Specialty Materials (ESM)

For the first quarter of 2010, ESM net sales increased 77%, to $17.8 million, from $10.1 million in the comparable period last year. Sales were up 23% on a sequential basis from the fourth quarter of calendar 2009.

The increases were due to the continued rebound in sales of specialty coated and graphite-based components used in semiconductor manufacturing. Sales of Specialty Materials products to markets other than the semiconductor industry improved modestly. ESM reported a segment profit of $2.3 million in the first quarter of 2010 compared to $0.6 million in the first quarter of 2009.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $28.0 million in the three months ended April 3, 2010. Cash generated by the Company’s operations, net of various non-cash charges, included depreciation and amortization of $11.0 million and share-based compensation expense of $1.8 million. The net impact of changes in operating assets and liabilities, mainly reflecting increases in accounts receivable and inventory, offset by increases in accounts payables and accrued expenses, was negligible.

Accounts receivable, net of foreign currency translation adjustments, increased by $12.6 million in the first three months of 2010. This increase reflects the continued upturn in sales of the Company’s products. The Company’s days sales outstanding was 59 days compared to 57 days at the beginning of the year. Inventories at the end of the quarter increased by $5.0 million from December 31, 2009, after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory. The decrease was mainly due to the effect of the Company’s higher sales and bookings and the corresponding increase in production.

Working capital at April 3, 2010 stood at $204.0 million, up from $193.5 million as of December 31, 2009, and included $73.3 million in cash and cash equivalents compared to cash and cash equivalents of $68.7 million as of December 31, 2009.

Investing activities Cash flow used in investing activities totaled $3.6 million in the three-month period ended April 3, 2010. Acquisition of property and equipment totaled $3.6 million, primarily for additions related to manufacturing equipment, tooling and information systems. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $20.0 million in both 2010 an 2011 plus certain unused amounts from the prior period ($7.2 million for 2010). The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash used in financing activities totaled $19.6 million during the three-month period ended April 3, 2010. The Company received proceeds of $113.3 million from its revolving credit facilities during the first three months of 2010 and made debt payments of $133.7 million. The Company received proceeds of $0.8 million in connection with common shares issued under the Company’s employee stock purchase and stock option plans.

As described in Note 6 to the Company’s condensed consolidated financial statements, the Company has a revolving credit facility which expires on November 1, 2011. At April 3, 2010, the revolving commitment stood at $121.7 million, with $11.0 million unavailable without consent of a majority of the Company’s lenders. The revolving commitment is further restricted by the Company’s borrowing base, which is determined based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment. As of April 3, 2010, the Company’s borrowing base supported an available revolving commitment amount of $103.3 million. The Company had outstanding borrowings under the revolving credit facility of $36.4 million as of April 3, 2010, with an additional $1.9 million undrawn on outstanding letters of credit.

Notwithstanding the terms under the revolving credit facility described above, the Company also has a line of credit with three banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, principally the Japanese yen equivalent to an aggregate of approximately $15.4 million. There was $2.7 million outstanding on these lines of credit at April 3, 2010.

At April 3, 2010, the Company’s shareholders’ equity stood at $366.0 million, up 6% from $346.2 million at the beginning of the year. The increase reflected the Company’s net earnings of $16.6 million, additional paid-in capital of $1.8 million associated with the Company’s share-based compensation expense and $0.8 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

As of April 3, 2010, the Company’s sources of available funds were its cash and cash equivalents, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations. The Company must maintain a minimum of $25.0 million in cash and cash equivalents in the United States under the terms of the revolving credit facility.

The Company believes that its cash and cash equivalents, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management will need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. However, there can be no assurance that any such financing would be available on commercially acceptable terms.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (Accounting Standards Codification (ASC) Topic 810). This guidance amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective for the Company in 2010 and did not have a material effect on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update, but does not expect the guidance to have a material effect on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) – Amendments to Certain Recognition and Disclosure Requirements, which eliminated the requirement for public companies to disclose the date through which subsequent events have been evaluated. As required, the Company will continue to evaluate subsequent events through the date of the issuance of its condensed consolidated financial statements. However, consistent with the guidance, this date will no longer be disclosed. ASU No. 2010-09 was effective upon issuance for the Company. The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.

Other Accounting Standards Updates not effective for the Company until after April 3, 2010 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

Non-GAAP Information

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). Adjusted EBITDA and Adjusted Operating Income together with related measures thereof, and non-GAAP EPS, are considered “Non-GAAP financial measures” under the rules and regulations of the SEC. These financial measures are provided as a complement to financial measures provided in accordance with GAAP. The Company provides non-GAAP financial measures in order to better assess and reflect operating performance. Management believes the non-GAAP measures help indicate the Company’s baseline performance before certain gains, losses or other charges that may not be indicative of the Company’s business or future outlook. The Company believes these non-GAAP measures will aid investors’ overall understanding of the Company’s results by providing a higher degree of transparency for certain expenses and providing a level of disclosure that will help investors understand how we plan and measure its business. The presentation of non-GAAP measures is not meant to be considered in isolation, as a substitute for, or superior to, financial measures or information provided in accordance with GAAP. The calculations of Adjusted EBITDA margin, Adjusted Operating Income, and non-GAAP EPS are presented below.

Reconciliation of GAAP to Adjusted Operating Income (Loss) and Adjusted EBITDA

(In thousands)	April 3, 2010	March 28, 2009
Net sales	$160,511	$59,038

GAAP – Operating income (loss)	$22,277	$(43,222)
Restructuring costs	—	4,634
Charge for fair value mark-up of acquired inventory sold	—	4,065
Amortization of intangible assets	4,272	4,981

Adjusted operating income (loss)	26,549	(29,542)
Depreciation	6,724	8,270

Adjusted EBITDA	$33,273	$(21,272)

Adjusted operating margin	16.5%	(50.0)%
Adjusted EBITDA – as a % of net sales	20.7%	(36.0)%

Reconciliation of GAAP Earnings (Loss) per Share to Non-GAAP Earnings (Loss) per Share

(In thousands)	April 3, 2010	March 28, 2009
Net income (loss) attributable to the Company	$16,550	$(37,745)
Adjustments to net income (loss) attributable to the Company:

Amortization of intangible assets	4,272	4,981
Charge for fair value mark-up of acquired inventory sold	—	4,065
Tax effect of adjustments to net income (loss) attributable to the Company	(1,567)	—

Non-GAAP net income (loss) attributable to the Company	$19,255	$(28,699)

Diluted earnings (loss) per common share:	$0.12	$(0.34)
Effect of adjustments to net income (loss) attributable to the Company	0.02	0.08
Diluted non-GAAP earnings (loss) per common share:	$0.15	$(0.26)

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the headings “Risks Relating to our Business and Industry”, “Risks Related to Our Borrowings”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of the Company’s long-term debt at April 3, 2010 carries floating rates of interest. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.5 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At April 3, 2010, the Company had no outstanding forward contracts.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of April 3, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and (ii) accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company expenses legal costs as incurred. The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of April 3, 2010.

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

Item 6. Exhibits

10.1	Entegris, Inc. 2010 RSU Unit Award Agreement

10.2	Entegris, Inc. 2010 Stock Option Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 29, 2010	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)