Form 10-Q
period 2010-07-03
ENTEGRIS INC
filed 2010-07-28
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock, $0.01 par value per share	131,893,829 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2010

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	July 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$75,313	$68,700
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,489 and $1,694	116,742	91,122
Inventories	90,554	83,233
Deferred tax assets, deferred tax charges and refundable income taxes	12,272	11,085
Assets held for sale	5,998	5,998
Other current assets	7,085	7,320

Total current assets	307,964	267,458

Property, plant and equipment, net of accumulated depreciation of $209,575 and $195,605	130,361	135,431

Other assets:
Investments	7,353	7,002
Other intangible assets, net	70,373	78,470
Deferred tax assets and other noncurrent tax assets	10,120	9,670
Other	5,239	6,641

Total assets	$531,410	$504,672

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$5,886	$11,257
Short-term borrowings	—	8,039
Accounts payable	29,008	23,553
Accrued liabilities	45,562	29,832
Deferred tax liabilities and income taxes payable	9,896	1,229

Total current liabilities	90,352	73,910

Long-term debt, less current maturities	20,406	52,492
Pension benefit obligations and other liabilities	22,778	22,055
Deferred tax liabilities and other noncurrent tax liabilities	5,725	6,558

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of July 3, 2010 and December 31, 2009	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 131,889,125 and 130,043,483	1,319	1,300
Additional paid-in capital	756,700	751,360
Retained deficit	(399,033)	(433,968)
Accumulated other comprehensive income	29,376	27,500

Total Entegris, Inc. shareholders’ equity	388,362	346,192
Noncontrolling interest	3,787	3,465

Total equity	392,149	349,657

Total liabilities and equity	$531,410	$504,672

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three months ended		Six months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$167,575	$82,576	$328,086	$141,614
Cost of sales	90,448	58,846	177,808	112,866

Gross profit	77,127	23,730	150,278	28,748
Selling, general and administrative expenses	36,592	25,685	72,374	55,406
Engineering, research and development expenses	10,736	7,843	21,556	16,747
Amortization of intangible assets	3,364	4,931	7,636	9,912
Restructuring charges	—	5,452	—	10,086

Operating income (loss)	26,435	(20,181)	48,712	(63,403)
Interest expense, net	1,662	2,577	2,868	4,425
Other expense (income), net	711	1,537	418	(3,686)

Income (loss) before income taxes and equity in affiliates	24,062	(24,295)	45,426	(64,142)
Income tax expense (benefit)	5,393	(2,252)	10,202	(4,850)
Equity in net (earnings) loss of affiliates	(77)	449	(268)	945

Net income (loss)	18,746	(22,492)	35,492	(60,237)

Less net income attributable to noncontrolling interest	361	—	557	—

Net income (loss) attributable to Entegris, Inc.	$18,385	$(22,492)	$34,935	$(60,237)

Amounts attributable to Entegris, Inc.
Basic net income (loss) per common share:	$0.14	$(0.20)	$0.27	$(0.54)
Diluted net income (loss) per common share:	$0.14	$(0.20)	$0.26	$(0.54)

Weighted shares outstanding:
Basic	131,568	112,694	131,261	112,521
Diluted	132,870	112,694	132,827	112,521

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Comprehensive loss
Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	—	$336,170
Shares issued under stock plans	603	6	564	—	—	—	570
Share-based compensation expense	—	—	4,179	—	—	—	4,179
Tax benefit associated with stock plans	—	—	535	—	—	—	535
Other, net of tax	—	—	—	—	105	—	105	$105
Foreign currency translation	—	—	—	—	(7,552)	—	(7,552)	(7,552)
Net loss	—	—	—	(60,237)	—	—	(60,237)	(60,237)

Total comprehensive loss								$(67,684)

Balance at June 27, 2009	113,705	$1,137	$690,252	$(436,484)	$18,865	—	$273,770

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Comprehensive income
Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	1,846	19	1,638	—	—	—	1,657
Share-based compensation expense	—	—	3,682	—	—	—	3,682
Tax benefit associated with stock plans			20				20
Other, net of tax	—	—	—	—	24	—	24	$24
Foreign currency translation	—	—	—	—	1,852	(235)	1,617	1,617
Net income	—	—	—	34,935	—	557	35,492	35,492

Total comprehensive income								$37,133

Balance at July 3, 2010	131,889	$1,319	$756,700	$(399,033)	$29,376	$3,787	$392,149

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(In thousands)	July 3, 2010	June 27, 2009
Operating activities:
Net income (loss)	$35,492	$(60,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,890	16,173
Amortization	7,636	9,912
Share-based compensation expense	3,682	4,179
Provision for doubtful accounts	(59)	373
Provision for excess and obsolete inventory	(383)	3,406
Provision for deferred income taxes and related valuation allowance	190	(3,432)
Equity in net (earnings) loss of affiliates	(268)	945
Charge for fair value mark-up of acquired inventory sold	—	4,065
Gain on sale of equity investment	(392)	—
Loss on sale and disposal of property and equipment	460	705
Net income attributable to noncontrolling interest	(557)	—
Amortization of bond issuance costs	1,392	790
Excess tax benefits associated with stock plans	(20)	—
Other	191	—
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(25,974)	9,786
Inventories	(6,594)	11,450
Accounts payable and accrued liabilities	17,644	(4,429)
Other current assets	194	2,050
Income taxes payable	6,448	3,840
Other	2,840	(5,908)

Net cash provided by (used in) operating activities	55,812	(6,332)

Investing activities:
Acquisition of property and equipment	(7,657)	(10,399)
Proceeds from sale of equity investment	392	—
Proceeds from sale of property and equipment	35	236
Other	3,585	—

Net cash used in investing activities	(3,645)	(10,163)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(230,143)	(306,951)
Proceeds from short-term borrowings and long-term debt	184,358	296,510
Issuance of common stock	1,657	570
Excess tax benefits associated with stock plans	20	—
Payments for debt issuance costs	(148)	(3,500)

Net cash used in financing activities	(44,256)	(13,371)

Effect of exchange rate changes on cash and cash equivalents	(1,298)	(1,101)

Increase (decrease) in cash and cash equivalents	6,613	(30,967)
Cash and cash equivalents at beginning of period	68,700	115,033

Cash and cash equivalents at end of period	$75,313	$84,066

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of July 3, 2010 and December 31, 2009, the results of operations for the three months and six months ended July 3, 2010 and June 27, 2009, and equity and comprehensive income (loss), and cash flows for the six months ended July 3, 2010 and June 27, 2009.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. The results of operations for the six months ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments. The carrying value of long-term debt approximates fair value due to the short maturity and variable interest rates of virtually all of those instruments.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	July 3, 2010	December 31, 2009
Raw materials	$21,367	$21,016
Work-in process	14,010	11,136
Finished-goods(a)	54,523	50,453
Supplies	654	628

Total inventories	$90,554	$83,233

(a)	Includes consignment inventories held by customers for $5,258 and $4,121 at July 3, 2010 and December 31, 2009, respectively.

3. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $70.4 million as of July 3, 2010 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of July 3, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$18,743	$17,417	$1,326
Developed technology	74,988	51,244	23,744
Trademarks and trade names	17,155	8,531	8,624
Customer relationships	56,788	20,493	36,295
Employment and noncompete agreements	1,707	1,658	49
Other	4,262	3,927	335

	$173,643	$103,270	$70,373

	As of December 31, 2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,020	$16,839	$2,181
Developed technology	74,988	47,541	27,447
Trademarks and trade names	17,245	7,950	9,295
Customer relationships	56,862	17,839	39,023
Employment and noncompete agreements	1,707	1,607	100
Other	4,278	3,854	424

	$174,100	$95,630	$78,470

Aggregate amortization expense for the three and six months ended July 3, 2010 amounted to $3.4 million and $7.6 million, respectively. Estimated amortization expense for calendar years 2010 to 2014 and thereafter is approximately $13.3 million, $10.1 million, $9.4 million, $8.8 million, $7.7 million, and $28.7 million, respectively.

4. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 30 days to one year. The following table summarizes the activity related to the product warranty liability during the three-month and six-month periods ended July 3, 2010 and June 27, 2009:

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Balance at beginning of period	$737	$820	$877	$1,112
Accrual for warranties issued during the period	576	484	744	634
Adjustment of unused previously recorded accruals	—	—	(100)	(57)
Settlements during the period	(100)	(109)	(308)	(494)

Balance at end of period	$1,213	$1,195	$1,213	$1,195

5. RESTRUCTURING COSTS

For the three months and six months ended July 3, 2010 and June 27, 2009, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Accrued liabilities at beginning of period	$1,323	$9,427	$2,621	$12,696
Provision	(18)	2,681	17	4,973
Payments	(966)	(4,549)	(2,299)	(10,110)

Accrued liabilities at end of period	$339	$7,559	$339	$7,559

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

The Company announced in the fourth quarter of 2008 that it would close the larger of its two manufacturing facilities in Chaska, Minnesota and would transfer the related production to other existing facilities. The closure, which affected approximately 200 positions in the Company’s worldwide workforce, was completed in 2009. Associated with this closure, the Company recorded charges related to employee severance and retention costs of approximately zero and $0.7 million for the three months and six months ended June 27, 2009, respectively, which were classified as restructuring charges.

In the first quarter of 2009, the Company announced workforce reductions in Asia and Japan, which affected approximately 132 positions. In the second quarter of 2009, the Company announced additional global workforce reductions, affecting approximately 96 positions. In connection with the above actions, the Company recorded charges related to employee severance costs of approximately $2.7 million and $4.0 million for the three months and six months ended June 27, 2009, respectively, which were classified as restructuring charges.

In addition, $0.6 million and $1.4 million in accelerated depreciation expense; $1.9 million and $3.3 million in other costs associated with the transfer of production from the Chaska facility; and $0.3 and $0.7 million related to other workforce reductions were recorded and classified as restructuring charges for the three months and six months ended June 27, 2009, respectively.

The Company’s facility in Chaska became available for sale during the fourth quarter ended December 31, 2009 and was classified in assets held for sale at July 3, 2010 and December 31, 2009 at a carrying value of $6.0 million.

6. REVOLVING CREDIT FACILITY

The Company has a revolving credit facility maturing November 1, 2011. On May 19, 2010, the Company amended the underlying revolving credit facility agreement with its lenders. The amendment reduced the revolving credit commitment from $121.7 million to $60.0 million, all of which is available to the Company dependent upon the Company’s borrowing base, which is based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment.

In addition, the May 19, 2010 amendment to the revolving credit facility agreement provided greater flexibility for certain thresholds related to the Company’s capital expenditure and cash management covenants. The amendment did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility.

As of July 3, 2010, the Company’s borrowing base supported $57.8 million of its available revolving commitment amount of $60.0 million. The Company had outstanding borrowings under the revolving credit facility of $20.4 million as of July 3, 2010, with an additional $1.9 million undrawn on outstanding letters of credit.

Through July 3, 2010, the Company was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. Beginning in the second quarter of 2010, the terms of the revolving credit facility require that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. At July 3, 2010, the Company’s cash flow leverage and fixed charge coverage ratios stood at 0.2 to 1.0 and 5.2 to 1.0, respectively. The cash flow leverage ratio measures the sum of short-term borrowings, long-term debt and capital lease obligations divided by the most recent two fiscal quarters’ EBITDA (as defined below) multiplied by two. The fixed charge coverage ratio measures the sum of EBITDA and lease expense less the sum of capital expenditures and income tax payments, which figure in turn is divided by the sum of interest expense, lease expense and scheduled principal payments.

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

In addition to the financial metric covenants required under the revolving credit facility, under the amended terms of the revolving credit facility the Company is restricted from making annual capital expenditures in excess of $30.0 million in both 2010 and 2011. The Company must also maintain a minimum of $10.0 million in domestic cash balances, while holding no more than $75.0 million in international cash balances.

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

The Company expended $0.1 million for debt issuance costs in connection with its amendment of the revolving credit agreement. These costs are included in other assets in the Company’s condensed consolidated financial statements and are being amortized over the remaining term of the agreement. Interest expense for the quarter ended July 3, 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with the revolving credit facility due to the reduction in the Company’s revolving credit commitment from $121.7 million to $60.0 million described above.

7. OTHER INCOME, NET

Other income, net consists of the following:

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
(Loss) gain on foreign currency remeasurement	$(1,314)	$(1,836)	$(877)	$3,322
Gain on sale of equity investment	392	—	392	—
Other, net	211	299	67	364

Other (expense) income, net	$(711)	$(1,537)	$(418)	$3,686

The (loss) gain on foreign currency remeasurement for the three-month and six-month periods ended July 3, 2010 and June 27, 2009 mainly reflects foreign currency transaction effects of the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

8. INCOME TAXES

The Company recorded income tax expense of $5.4 million and $10.2 million in the three months and six months ended July 3, 2010, respectively, compared to income tax benefits of $2.3 million and $4.9 million in the three months and six months ended June 27, 2009, respectively. The effective tax rate was 22.5% in the 2010 period, compared to 7.6% in the 2009 period.

In 2010, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $3.9 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate was also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2009, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $14.8 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company would realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets that management concluded will not be utilized. The Company also provided a $0.3 million allowance for a portion of its non-U.S. deferred tax assets.

9. EARNINGS (LOSS) PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per common share.

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Basic - weighted common shares outstanding	131,568	112,694	131,261	112,521
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,302	—	1,566	—

Diluted - weighted common shares and common shares equivalent outstanding	132,870	112,694	132,827	112,521

The effect of the inclusion of stock options and unvested restricted common stock for the three-month and six-month periods ended June 27, 2009, respectively, would have been anti-dilutive. Approximately 5.6 million and 5.6 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three and six months ended July 3, 2010, respectively, and 7.1 million and 8.3 million of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 27, 2009, respectively.

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

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales
CCS	$103,660	$47,541	$204,403	$81,828
ME	47,388	26,176	89,315	40,858
ESM	16,527	8,859	34,368	18,928

Total net sales	$167,575	$82,576	$328,086	$141,614

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Segment profit (loss)
CCS	$28,614	$2,830	$56,848	$(5,841)
ME	12,165	(273)	21,145	(10,468)
ESM	2,061	(1,047)	4,403	(430)

Total segment profit (loss)	$42,840	$1,510	$82,396	$(16,739)

The following table reconciles total segment profit (loss) to operating income (loss):

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Total segment profit (loss)	$42,840	$1,510	$82,396	$(16,739)
Amortization of intangibles	(3,364)	(4,931)	(7,636)	(9,912)
Restructuring charges	—	(5,452)	—	(10,086)
Charge for fair value mark-up of acquired inventory sold	—	—	—	(4,065)
Unallocated general and administrative expenses	(13,041)	(11,308)	(26,048)	(22,601)

Operating income (loss)	$26,435	$(20,181)	$48,712	$(63,403)

The following table presents amortization of intangibles, restructuring charges and charges for fair value mark-up of acquired inventory sold for the Company’s reportable segments:

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Amortization of intangibles
CCS	$1,945	$3,419	$4,759	$6,867
ME	99	159	236	330
ESM	1,320	1,353	2,641	2,715

	$3,364	$4,931	$7,636	$9,912

Restructuring charges
CCS	$—	$813	$—	$2,203
ME	—	3,004	—	5,172
ESM	—	(35)	—	177
Corporate	—	1,670	—	2,534

	$—	$5,452	$—	$10,086

Charge for fair value mark-up of acquired inventory sold
ESM	$—	$—	$—	$4,065

	$—	$—	$—	$4,065

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

Other Accounting Standards Updates not effective for the Company until after July 3, 2010 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2010 end April 3, 2010, July 3, 2010, October 2, 2010 and December 31, 2010. Unaudited information for the three months and six months ended July 3, 2010 and June 27, 2009 and the financial position as of July 3, 2010 and December 31, 2009 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months and Six Months Ended July 3, 2010

The Company’s financial results for the quarter ended July 3, 2010 reflected the continuation of the recovery from the global economic recession and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008.

The Company’s business downturn reached a trough during the first quarter of 2009. Starting in the second quarter of 2009, the Company began to experience a modest upturn in bookings and sales of certain of its unit-driven, consumable products, while recovery of the Company’s capital-driven product lines began in the third quarter. From a low point of $59.0 million in the first quarter of 2009, sales of the Company’s products and services rose steadily to $82.6 million, $110.7 million and $146.3 million in the second, third and fourth quarters of 2009, respectively, and $160.5 million and $167.6 million in the first and second quarters of 2010.

For the three months ended July 3, 2010, net sales increased by $85.0 million, or 103%, to $167.6 million compared to $82.6 million for the three months ended June 27, 2009. Second-quarter sales growth reflected continued positive trends in the Company’s core semiconductor markets. Each of the Company’s operating segments experienced significant net sales increases. Net sales for the first six months of 2010 were $328.1 million, up 132% from $141.6 million in the comparable year-ago period, indicative of the same factors noted above. On a sequential basis, second quarter sales rose 4% from $160.5 million in the first quarter of 2010, reflecting modest improvement in sales of both the Company’s capital and unit-driven products from first quarter levels.

The sales increases for the three-month and six-month periods ended July 3, 2010 included favorable foreign currency translation effects of $3.8 million and $10.6 million, respectively, related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar. The sales increases for the three-month and six-month periods also included sales of $3.4 million and $5.3 million from the Company’s Pureline subsidiary, which was acquired in July 2009. In addition, the first quarter of 2010 included 13 weeks versus 12 weeks in the first quarter of 2009. Excluding these factors, net sales rose approximately 94% and 112% for the three-month and six-month periods in 2010 when compared to the year-ago periods.

The Company reported considerably higher gross profits and improved gross margins for both the three-month and six-month periods compared to a year earlier, mainly reflecting the significant year-over-year sales increase and the associated improvement in factory utilization. The gross margin rate for the second quarter of 2010 was 46.0% versus 28.7% for the second quarter of 2009 and 45.6% for the three months ended April 3, 2010. Gross margin for the first six months of the year was 45.8% compared to 20.3% in the comparable period a year ago.

The Company had higher year-over-year selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs for the three-month and six-month periods ended July 3, 2010 when compared to the year-ago periods, mainly reflecting higher employee-related costs.

As a result of the aforementioned factors, net earnings attributable to the Company were $18.4 million, or $0.14 per diluted share, for the quarter ended July 3, 2010 compared to a net loss of $22.5 million, or $0.20 per diluted share, in the quarter ended June 27, 2009. For the six-month period ended July 3, 2010, net earnings attributable to the Company were $34.9 million, or $0.26 per diluted share, compared to a net loss of $60.2 million, or $0.54 per diluted share, in the year-ago period.

On May 19, 2010, the Company amended its revolving credit facility agreement. The amendment reduced the revolving credit commitment from $121.7 million to $60.0 million. In addition, the amendment provided greater flexibility for certain thresholds related to the Company’s capital expenditure and cash management covenants. The amendment did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility. As of July 3, 2010, the Company had outstanding borrowings under the revolving credit facility of $20.4 million with an additional $1.9 million undrawn on outstanding letters of credit and was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. See note 6 to the Company’s condensed consolidated financial statements for additional detail.

During the first six months of 2010, the Company’s operating activities provided cash flow of $55.8 million, allowing the Company to reduce its outstanding debt by $45.8 million. Cash and cash equivalents totaled $75.3 million at July 3, 2010 compared with $68.7 million at December 31, 2009. Total short-term and long-term debt stood at $26.3 million at July 3, 2010 compared with $51.2 million and $71.8 million at April 3, 2010 and December 31, 2009, respectively.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets, income taxes and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.5 million at July 3, 2010 and $1.7 million at December 31, 2009, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in product returns. At July 3, 2010 and December 31, 2009, the Company’s reserve for sales returns and allowances was $0.9 million and $0.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of cost or market value. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $7.5 million and $9.1 million at July 3, 2010 and December 31, 2009, respectively.

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

Impairment of Long-Lived Assets As of July 3, 2010, the Company had $130.4 million of net property, plant and equipment and $70.4 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

The Company was not required to perform impairment testing for any of its asset groups for the second quarter of 2010. The Company will continue to monitor circumstances and events to determine whether asset impairment testing is warranted. It is possible that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.

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

The Company had a U.S. net deferred tax asset position of $55.5 million and $57.2 million at July 3, 2010 and December 31, 2009, respectively, which comprises temporary differences and various credit carryforwards. Management has reviewed its U.S. deferred tax assets and has concluded that it is not more likely than not that the Company will realize certain net deferred tax assets. The negative evidence of a cumulative three-year U.S. operating loss and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence. However, during the quarter ended July 3, 2010, management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of the Company’s U.S. deferred tax assets. Accordingly, the Company had maintained valuation allowances of $54.3 million and $57.2 million as of July 3, 2010 and December 31, 2009, respectively, with respect to net U.S. deferred tax assets.

The Company had net non-U.S. deferred tax asset positions before valuation allowance of $14.9 million at both July 3, 2010 and December 31, 2009. At those dates, management determined that based upon the available evidence, a valuation allowance was required against non-U.S. deferred tax assets in certain tax jurisdictions. Accordingly, the Company maintained valuation allowances of $0.4 million at both July 3, 2010 and December 31, 2009 with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax balances involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At July 3, 2010 and December 31, 2009, the Company’s accrual for estimated future warranty costs was $1.2 million and $0.9 million, respectively.

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

Three and Six Months Ended July 3, 2010 Compared to Three and Six Months Ended June 27, 2009

The following table compares operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.0	71.3	54.2	79.7

Gross profit	46.0	28.7	45.8	20.3
Selling, general and administrative expenses	21.8	31.1	22.1	39.1
Engineering, research and development expenses	6.4	9.5	6.6	11.8
Amortization of intangible assets	2.0	6.0	2.3	7.0
Restructuring charges	—	6.6	—	7.1

Operating income (loss)	15.8	(24.4)	14.8	(44.8)
Interest expense, net	(1.0)	(3.1)	(0.9)	(3.1)
Other (expense) income, net	(0.4)	(1.9)	(0.1)	2.6

Income (loss) before income taxes and other items below	14.4	(29.4)	13.8	(45.3)
Income tax expense (benefit)	3.2	(2.7)	3.1	(3.4)
Equity in net (earnings) loss of affiliates	(0.0)	0.5	(0.1)	0.7

Net income (loss)	11.2	(27.2)	10.8	(42.5)

Net sales The Company’s financial results for the quarter ended July 3, 2010 reflected the continuation of the recovery from the global economic recession and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008.

The Company’s business downturn reached a trough during the first quarter of 2009. Starting in the second quarter of 2009, the Company began to experience a modest upturn in bookings and sales of certain of its unit-driven, consumable products, while recovery of the Company’s capital-driven product lines began in the third quarter. From a low point of $59.0 million in the first quarter of 2009, sales of the Company’s products and services rose steadily to $82.6 million, $110.7 million and $146.3 million in the second, third and fourth quarters of 2009, respectively, and $160.5 million and $167.6 million in the first and second quarters of 2010.

For the three months ended July 3, 2010, net sales increased by $85.0 million, or 103%, to $167.6 million compared to $82.6 million for the three months ended June 27, 2009. Second-quarter sales growth reflected continued positive trends in the Company’s core semiconductor markets. Each of the Company’s operating segments experienced significant net sales increases.

The sales increases for the three-month and six-month periods ended July 3, 2010 included a favorable foreign currency translation effects of $3.8 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar, offset partly by a weaker Euro. The sales increase for the three-month period also included sales of $3.4 million from the Company’s Pureline subsidiary, which was acquired in July 2009. Excluding these factors, net sales rose approximately 94% for the second quarter in 2010 when compared to the year-ago period.

For the quarter ended July 3, 2010, sales of unit-driven products represented 63% and sales of capital-driven products represented 37% of total sales, respectively. For the second quarter of 2009 and the three months ended April 3, 2010 this split was 74%/26% and 63%/37%, respectively. The shift in relative demand for capital-driven products from a year ago reflects the recovery of capital spending after the very low spending by semiconductor customers for capacity-related products in the first half of 2009.

On a geographic basis, second quarter sales to North America were 28%, Asia (excluding Japan) 40%, Europe 14% and Japan 18% of total net sales. This compared to second quarter 2009 sales figures of North America 31%, Asia 35%, Europe 15% and Japan 19% and first quarter 2010 sales figures of 31%, 38%, 14% and 17%, respectively. All regions experienced significant year-over-year sales increases. Asia sales rose by nearly 130%, with a portion of the increase related to favorable foreign currency translation effects. Sales in North America and Japan about doubled, while sales in Europe rose approximately 60% compared to a year ago, even after accounting for unfavorable foreign currency translation effects.

Net sales for the first six months of 2010 were $328.1 million, up 132% from $141.6 million in the comparable year-ago period, indicative of the same factors noted above. Each of the Company’s operating segments experienced significant net sales increases. The sales increase for the six-month period ended July 3, 2010 included favorable foreign currency translation effects of $10.6 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar. The sales increase for the six-month period also included sales of $5.3 million from the Company’s Pureline subsidiary, which was acquired in July 2009. In addition, the first quarter of 2010 included 13 weeks versus 12 weeks in the first quarter of 2009. Excluding these factors, net sales rose approximately 112% for the six-month periods in 2010 when compared to the year-ago period.

On a sequential basis, sales rose 4% from $160.5 million in the first quarter of 2010, with sales of both unit-driven and capital-driven products advancing near that growth rate. Sales results for the Company’s segments were varied as described below under the heading “Segment Analysis”. Sales were adversely affected by an unfavorable foreign currency translation effect of $2.1 million, primarily related to the weakening of the Euro versus the U.S. dollar. Excluding this factor, net sales rose approximately 6% in the second quarter of 2010 when compared to the first quarter of 2010. When comparing second quarter 2010 results to first quarter 2010 on a geographic basis, total sales to Asia, Europe, and Japan increased 9%, 6%, and 9%, respectively, while sales to North America fell 4%.

The Company believes the sales increases noted above are primarily volume driven. Based on the information available, the Company believes it is improving or maintaining market share for its products and that the effect of selling price erosion has been nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the increase in sales has not been driven by any one particular customer or group of customers, but rather by the recovery of the semiconductor and other high-technology sectors.

Gross profit. The Company’s gross profit in the three months ended July 3, 2010 increased by $53.4 million to $77.1 million, up from $23.7 million for the three months ended June 27, 2009. For the first six months of 2010, gross profit was $150.3 million, up from gross profit of $28.7 million recorded in the first six months of 2009.

As a percentage of net sales, the gross margin rate for the second quarter of 2010 was 46.0% versus 28.7% for the second quarter of 2009 and 45.6% for the three months ended April 3, 2010. The Company’s gross margin for the first six months of 2010 was 45.8% compared to 20.3% in the comparable period a year ago.

The Company’s considerably higher gross profits and improved gross margins for the three-month and six-month periods compared to a year earlier mainly reflect the significant year-over-year sales increase and the associated increased levels of factory utilization. Sales increases, along with slight improvements in sales mix, accounted for approximately 84% and 76% of the gross profit improvement for the second quarter and year-to-date, respectively.

The remaining gross profit improvements reflected improved factory utilization (approximately $5.5 million and $14.5 million, respectively), the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity (described in further detail below) and the absence of a $4.1 million incremental charge associated with the fair market value write-up of acquired inventory in the first quarter of 2009.

As noted, the Company’s gross profit and gross margin rate benefitted from the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity. During 2009, the

Company experienced lower factory utilization, particularly during the first half of the year due to the sales decrease associated with the severe downturn in the semiconductor industry that began during the second half of 2008. Accordingly, the Company included in cost of sales period expense of $1.9 million and $10.1 million, respectively, in the three-month and six-month periods ended June 27, 2009 in connection with its below-capacity production levels. The comparable 2010 amounts were $0.2 million and $0.7 million.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased $10.9 million, or 43%, to $36.6 million in the three months ended July 3, 2010, up from $25.7 million in the comparable three-month period a year earlier. Reflecting the increase in net sales, SG&A expenses as a percent of net sales declined to 21.8% from 31.1% a year earlier, reflecting the increase in net sales. On a year-to-year basis, SG&A expenses increased by $17.0 million, or 31% to $72.4 million compared to $55.4 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, fell to 22.1% from 39.1% a year ago, reflecting the increase in net sales.

The increases in SG&A expenses were due to higher employee costs ($8.9 million and $14.2 million for the three-month and six-month periods, respectively), mainly reflecting the reversal of salary reductions, the absence of employee furloughs in place in 2009, higher sales commissions expense and the accrual of incentive compensation in 2010. In addition, the increases in SG&A costs include foreign currency translation effects of $0.6 million and $1.8 million for the three-month and six-month periods, respectively. The Company expects SG&A expenses to be higher throughout 2010 due to the reversal of temporary cost cuts put in place in 2009.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $10.7 million in the three months ended July 3, 2010 compared to the $7.8 million reported in the year-ago period. ER&D expenses increased 29% to $21.6 million in the first six months of 2010 compared to $16.7 million in the year-ago six-month period. Year-to-date ER&D expenses, as a percent of net sales, decreased to 6.6% from 11.8%, mainly reflecting the significant increase in net sales. The increases in ER&D expense were due to higher employee costs ($2.5 million and $3.8 million for the three-month and six-month periods, respectively), mainly reflecting the reversal of salary reductions and the accrual of incentive compensation in 2010.

Amortization of intangible assets Amortization of intangible assets was $3.4 million in the three months ended July 3, 2010 compared to $4.9 million in the year-ago period. Amortization of intangible assets was $7.6 million in the first six months of 2010 compared to $9.9 million in year-ago period. The declines mainly reflect the absence of amortization expense for certain acquired developed technology and tradename assets which became fully amortized in 2009.

Restructuring charges The Company incurred no restructuring charges in the three- month and six-month periods ended July 3, 2010. Restructuring charges of $5.5 million and $10.1 million were incurred in the three-month and six-month periods ended June 27, 2009, respectively, in connection with employee termination and other costs in connection with the business restructuring and actions taken in response to the business downturn. See note 5 to the Company’s condensed consolidated financial statements for additional detail.

Interest expense Interest expense was $1.7 million and $2.9 million in the three-month and six-month periods ended July 3, 2010, respectively. Interest expense was $2.6 million and $4.4 million in the three-month and six-month periods ended June 27, 2009, respectively. The variances were due mainly to decreases in the Company’s average debt outstanding compared to a year ago, offsetting the higher rates of interest on outstanding debt under the Company’s revolving credit facility. Interest expense for the quarter ended July 3, 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with the reduction in the Company’s revolving credit commitment from $121.7 million to $60.0 million as per an amendment to the Company’s revolving credit agreement. See note 6 to the Company’s condensed consolidated financial statements for additional detail.

Other income (expense) Other expense was $0.7 million and $0.4 million in the three-month and six-month periods ended July 3, 2010, respectively. Other expense in the three months ended June 27, 2009 was $1.5 million and other income in the six-month period ended June 27, 2009 was $3.7 million. These amounts mainly reflect foreign currency transaction gains and losses related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity. See note 7 to the Company’s condensed consolidated financial statements for additional detail.

Income tax expense (benefit) The Company recorded income tax expense of $5.4 million in the three months ended July 3, 2010 compared to income tax benefit of $2.3 million in the three months ended June 27, 2009. For the first six months of 2010, the Company recorded income tax expense of $10.2 million compared to an income tax benefit of $4.9 million in the comparable period in fiscal 2009. The Company’s year-to-date effective tax rate was 22.5% in 2010, compared to 7.6% in 2009.

In 2010, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $3.9 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2009, the Company’s effective tax rate was lower than U.S. statutory rates, mainly due to the $14.8 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it is not more likely than not that the Company will realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets that management concluded will not be utilized. The Company also provided a $0.3 million allowance for a portion of its non-U.S. deferred tax assets.

Net income (loss) attributable to Entegris, Inc. Net income attributable to the Company was $18.4 million, or $0.14 per diluted share, in the three-month period ended July 3, 2010 compared to a net loss of $22.5 million, or $0.20 per diluted share, in the three-month period ended June 27, 2009. For the six months ended July 3, 2010, net income attributable to the Company was $34.9 million, or $0.26 per diluted share, compared to a net loss of $60.2 million, or $0.54 per diluted share, in the comparable period a year ago. The significant improvement mainly reflects the Company’s higher net sales and corresponding increase in gross profit.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See Note 10 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit (loss) data for the Company’s three segments for the three months and six months ended July 3, 2010 and June 27, 2009:

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Contamination Control Solutions
Net sales	$103,660	$47,541	$204,403	$81,828
Segment profit (loss)	28,614	2,830	56,848	(5,841)
Micro Environments
Net sales	$47,388	$26,176	$89,315	$40,858
Segment profit (loss)	12,165	(273)	21,145	(10,468)
Entegris Specialty Materials
Net sales	$16,527	$8,859	$34,368	$18,928
Segment profit (loss)	2,061	(1,047)	4,403	(430)

Contamination Control Solutions (CCS)

For the second quarter of 2010, CCS net sales increased 118% to $103.7 million, from $47.5 million in the comparable period last year. There was strong growth for all product lines, reflecting the recovery in the semiconductor industry that began during the second quarter of 2009. CCS reported a segment profit of $28.6 million in the second quarter of 2010 compared to a $2.8 million segment profit in the year-ago period. The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, CCS operating expenses increased 57%, mainly due to higher selling and engineering, research and development costs.

Sales for the second quarter of 2010 were up 3% on a sequential basis from the first quarter of 2010, reflecting increased sales of liquid filtration products. A slight improvement in gross profit combined with flat operating expenses to produce a nominally higher segment profit in the second quarter of 2010 compared to the first quarter of 2010.

For the six months ended July 3, 2010, CCS net sales increased 150% to $204.4 million from $81.8 million in the comparable period last year. The change in net sales reflects the underlying economic and semiconductor industry conditions noted above. For the six months ended July 3, 2010, CCS reported a segment profit of $56.8 million compared to segment loss of $5.8 million in the year-ago period, as the increase in gross profit associated with higher sales levels was partly offset by increased operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Microenvironments (ME)

For the second quarter of 2010, ME net sales increased 81% to $47.4 million, from $26.2 million in the comparable period last year. There was strong growth for all product lines, particularly for wafer process products for semiconductor wafers, reflecting the recovery in the semiconductor industry that began during the second quarter of 2009. ME reported a segment profit of $12.2 million in the second quarter of 2010 compared to a $0.3 million segment loss in the year-ago period. The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, ME operating expenses increased 54%, mainly due to higher selling and engineering, research and development costs.

Sales for the second quarter of 2010 were up 13% on a sequential basis from the first quarter of 2010, driven by increased demand for wafer process and shipper products for semiconductor wafers. Higher gross profit associated with the improved sales and a slightly favorable sales mix combined with 6% higher operating expenses to produce a 35% improvement in segment profit in the second quarter of 2010 compared to the first quarter of 2010.

For the six months ended July 3, 2010, ME net sales increased 119% to $89.3 million from $40.9 million in the comparable period last year. The change in net sales reflects the improving economic and semiconductor industry conditions noted above. ME reported a segment profit of $21.1 million in the first half of 2010 compared to a segment loss of $10.5 million in the year-ago period, as the increase in gross profit associated with higher sales levels was partly offset by increased operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Entegris Specialty Materials (ESM)

For the second quarter of 2010, ESM net sales increased 87%, to $16.5 million, from $8.9 million in the comparable period last year. The increase was due to the higher sales of ESM’s specialty coated products and graphite-based components used both in semiconductor manufacturing and in markets other than the semiconductor industry. ESM reported a segment profit of $2.1 million in the second quarter of 2010 compared to a segment loss of $1.0 million in the second quarter of 2009. The resulting improvement in gross profit associated with the sharp increase in sales was partly offset by an increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Sales for the second quarter of 2010 were down 7% on a sequential basis from the first quarter of 2010. The decline related to lower sales of the segment’s graphite-based components. The resulting decrease in gross profit led to a 12% decline in segment profit as operating expense levels were flat.

For the six months ended July 3, 2010, ESM net sales increased 82% to $34.4 million from $18.9 million in the comparable period last year. For the six months ended July 3, 2010, ESM reported a segment profit of $4.4 compared to a segment loss of $0.4 million, as the increase in gross profit associated with higher sales levels was partly offset by increased operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $55.8 million in the six months ended July 3, 2010. Cash generated by the Company’s operations, net of various non-cash charges, included depreciation and amortization of $21.5 million and share-based compensation expense of $3.7 million. The net impact of changes in operating assets and liabilities, mainly reflecting increases in accounts receivable and inventory, offset by increases in accounts payables and accrued expenses, was negligible.

Accounts receivable, net of foreign currency translation adjustments, increased by $26.0 million in the first six months of 2010. This increase reflects the continued upturn in sales of the Company’s products. The Company’s days sales outstanding was 64 days compared to 57 days at the beginning of the year. Inventories at the end of the quarter increased by $6.6 million from December 31, 2009, after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory. The decrease was mainly due to the effect of the Company’s higher sales and bookings and the corresponding increase in production.

Working capital at July 3, 2010 stood at $217.6 million, up from $193.5 million as of December 31, 2009, and included $75.3 million in cash and cash equivalents compared to cash and cash equivalents of $68.7 million as of December 31, 2009.

Investing activities Cash flow used in investing activities totaled $3.6 million in the six-month period ended July 3, 2010. Acquisition of property and equipment totaled $7.7 million, primarily for additions related to manufacturing equipment and tooling. During the second quarter, the Company received proceeds of $3.6 million from the South Korean government in connection with eminent domain proceedings whereby the Company will relinquish its existing land and building to the government upon completion of a new facility in South Korea, expected to be completed in 2010. The Company received proceeds of $0.4 million from the sale of the Company’s interest in a privately-held equity investment. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $30.0 million in both 2010 and 2011. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash used in financing activities totaled $44.3 million during the six-month period ended July 3, 2010. The Company received proceeds of $230.1 million from its revolving credit facilities during the first six months of 2010 and made debt payments of $184.4 million. The Company received proceeds of $1.7 million in connection with common shares issued under the Company’s employee stock purchase and stock option plans.

The Company expended $0.1 million for debt issuance costs in connection with its amendment of its revolving credit agreement. These costs are included in other assets in the Company’s condensed consolidated financial statements and are being amortized over the remaining term of the agreement.

The Company has a revolving credit facility maturing November 1, 2011. On May 19, 2010, the Company amended the underlying revolving credit facility agreement with its lenders. The amendment reduced the revolving credit commitment from $121.7 million to $60.0 million, all of which is available to the Company dependent upon the Company’s borrowing base, which is determined based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment.

As of July 3, 2010, the Company’s borrowing base supported $57.8 million of its available revolving commitment amount of $60.0 million. As of that date, the Company had outstanding borrowings under the revolving credit facility of $20.4 million with an additional $1.9 million undrawn on outstanding letters of credit. As of the date of this filing, the Company had repaid all outstanding borrowings under the revolving credit facility.

In addition, the May 19, 2010 amendment to the revolving credit facility agreement provided greater flexibility for certain thresholds related to the Company’s capital expenditure and cash management covenants. The amendment did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility. Through July 3, 2010, the Company was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. Beginning in the second quarter of 2010, the terms of the revolving credit facility require that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. At July 3, 2010, the Company’s cash flow leverage and fixed charge coverage ratios stood at 0.2 to 1.0 and 5.2 to 1.0, respectively. See note 6 to the Company’s condensed consolidated financial statements for additional detail.

Notwithstanding the terms under the revolving credit facility described above, the Company also has a line of credit with two banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, principally the Japanese yen equivalent to an aggregate of approximately $13.7 million. There was none outstanding on these lines of credit at July 3, 2010.

At July 3, 2010, the Company’s shareholders’ equity stood at $388.4 million, up 12% from $346.2 million at the beginning of the year. The increase reflected the Company’s net earnings of $34.9 million, additional paid-in capital of $3.7 million associated with the Company’s share-based compensation expense and $1.7 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

As of July 3, 2010, the Company’s sources of available funds were its cash and cash equivalents, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations. The Company must maintain a minimum of $10.0 million in cash and cash equivalents in the United States under the terms of the revolving credit facility, while holding no more than $75.0 million in international cash balances.

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

Other Accounting Standards Updates not effective for the Company until after July 3, 2010 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

Reconciliation of GAAP to Adjusted Operating Income (Loss) and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$167,575	$82,576	$328,086	$141,614

GAAP - Operating income (loss)	$26,435	(20,181)	$48,712	$(63,403)
Restructuring costs	—	5,452	—	10,086
Charge for fair value mark-up of acquired inventory sold	—	—	—	4,065
Amortization of intangible assets	3,364	4,931	7,636	9,912

Adjusted operating income (loss)	29,799	(9,798)	56,348	(39,340)
Depreciation	7,166	7,903	13,890	16,173

Adjusted EBITDA	$36,965	$(1,895)	$70,238	$(23,167)

Adjusted operating margin	17.8%	(11.9)%	17.2%	(27.8)%
Adjusted EBITDA - as a % of net sales	22.1%	(2.3)%	21.4%	(16.4)%

Reconciliation of GAAP Earnings (Loss) per Share to Non-GAAP Earnings (Loss) per Share

	Three months ended		Six months ended
(In thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss) attributable to the Company	$18,385	$(22,492)	$34,935	$(60,237)

Adjustments to net income (loss) attributable to the Company:
Amortization of intangible assets	3,364	4,931	7,636	9,912
Charge for fair value mark-up of acquired inventory sold	—	—	—	4,065
Accelerated write-off of debt-issuance costs	890	—	890	343

Gain on sale of equity investment	(392)	—	(392)	—
Tax effect of adjustments to net income (loss) attributable to the Company	(1,428)	—	(2,995)	—

Non-GAAP net income (loss) attributable to the Company	20,819	(17,561)	$40,074	$(45,917)

Diluted earnings (loss) per common share:	$0.14	$(0.20)	$0.26	$(0.54)
Effect of adjustments to net income (loss) attributable to the Company	0.02	0.04	0.04	0.13

Diluted non-GAAP earnings (loss) per common share:	$0.16	$(0.16)	$0.30	$(0.41)

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of the Company’s long-term debt at July 3, 2010 carries floating rates of interest. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.5 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At July 3, 2010, the Company had no outstanding forward contracts.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of July 3, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and (ii) accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company expenses legal costs as incurred. The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of July 3, 2010.

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

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products as well as damages. It is believed that the EZD-3 Filter Assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. On May 5, 2008, the court issued an order consolidating this case with the two cases described in the preceding paragraphs for purposes of discovery; the discovery stage for these cases closed May 28, 2010. The parties are currently preparing briefs for a hearing related to the issue of a “Markman Order”. In a Markman Order a U.S. district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language with respect to the patents in suit.

As previously disclosed, on December 16, 2005 Pall Corporation filed suit against the Company in U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges infringement of two of plaintiff’s patents by one of the Company’s gas filtration products and by the packaging for certain of the Company’s liquid filtration products. This lawsuit seeks damages for the alleged infringements. Both products and their predecessor products have been on the market for a number of years. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. This case is currently awaiting a hearing before the court in connection with a “Markman Order” for claim construction of the patents in suit.

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

Item 6. Exhibits

10.1	Entegris, Inc. 2010 Stock Plan, as amended

10.2	Third Amendment to the Amended and Restated Credit Agreement, dated as of May 19, 2010, by and among Entegris, Inc. and Poco Graphite, Inc. as Borrowers and Wells Fargo Bank National Association, in its separate capacity as administrative agent for itself and other Banks. [Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2010]

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 28, 2010	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)