Form 10-Q
period 2010-10-02
ENTEGRIS INC
filed 2010-10-27
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2010
Common Stock, $0.01 par value per share	131,894,579 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2010

	Description	Page

PART I

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of October 2, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended October 2, 2010 and September 26, 2009	4

	Condensed Consolidated Statements of Equity and Comprehensive Income (Loss) for the Three Months and Nine Months Ended October 2, 2010 and September 26, 2009	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2010 and September 26, 2009	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II	Other Information

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	30

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	October 2, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$98,814	$68,700
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,398 and $1,694	123,789	91,122
Inventories	97,625	83,233
Deferred tax assets, deferred tax charges and refundable income taxes	11,917	11,085
Assets held for sale	5,998	5,998
Other current assets	5,984	7,320

Total current assets	344,127	267,458

Property, plant and equipment, net of accumulated depreciation of $217,756 and $195,605	131,738	135,431

Other assets:
Investments	8,204	7,002
Other intangible assets, net	67,863	78,470
Deferred tax assets and other noncurrent tax assets	8,064	9,670
Other	5,296	6,641

Total assets	$565,292	$504,672

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$6,077	$11,257
Short-term borrowings	—	8,039
Accounts payable	35,914	23,553
Accrued payroll and employee benefits	38,210	16,284
Other accrued liabilities	17,603	13,548
Deferred tax liabilities and income taxes payable	13,323	1,229

Total current liabilities	111,127	73,910

Long-term debt, less current maturities	—	52,492
Pension benefit obligations and other liabilities	22,977	22,055
Deferred tax liabilities and other noncurrent tax liabilities	3,268	6,558

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of October 2, 2010 and December 31, 2009	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 131,893,829 and 130,043,483	1,319	1,300
Additional paid-in capital	758,502	751,360
Retained deficit	(376,615)	(433,968)
Accumulated other comprehensive income	40,167	27,500

Total Entegris, Inc. shareholders’ equity	423,373	346,192
Noncontrolling interest	4,547	3,465

Total equity	427,920	349,657

Total liabilities and equity	$565,292	$504,672

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three months ended		Nine months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales	$178,230	$110,706	$506,316	$252,320
Cost of sales	98,374	65,929	276,182	178,795

Gross profit	79,856	44,777	230,134	73,525
Selling, general and administrative expenses	36,478	29,175	108,852	84,581
Engineering, research and development expenses	11,381	8,575	32,937	25,322
Amortization of intangible assets	2,823	4,723	10,459	14,635
Restructuring charges	—	2,368	—	12,454

Operating income (loss)	29,174	(64)	77,886	(63,467)
Interest expense, net	342	2,681	3,210	7,105
Other expense, net	1,283	4,114	1,701	429

Income (loss) before income taxes and equity in affiliates	27,549	(6,859)	72,975	(71,001)
Income tax expense (benefit)	5,000	623	15,202	(4,226)
Equity in net (earnings) loss of affiliates	(217)	132	(485)	1,076

Net income (loss)	22,766	(7,614)	58,258	(67,851)

Less net income (loss) attributable to noncontrolling interest	348	(6)	905	(6)

Net income (loss) attributable to Entegris, Inc.	$22,418	$(7,608)	$57,353	$(67,845)

Amounts attributable to Entegris, Inc.
Basic net income (loss) per common share:	$0.17	$(0.07)	$0.44	$(0.60)
Diluted net income (loss) per common share:	$0.17	$(0.07)	$0.43	$(0.60)

Weighted shares outstanding:
Basic	131,903	115,023	131,475	113,355
Diluted	133,071	115,023	132,908	113,355

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Comprehensive loss

Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	—	$336,170

Shares issued under stock plans	741	7	1,054	—	—	—	1,061
Shares issued under stock offering	16,100	161	56,526	—	—	—	56,687
Share-based compensation expense	—	—	6,299	—	—	—	6,299
Tax benefit associated with stock plans	—	—	535	—	—	—	535
Recognition of noncontrolling interest upon acquisition of business	—	—	—	—	—	3,248	3,248
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	756	—	756	$756
Other, net of tax	—	—	—	—	65	—	65	65
Foreign currency translation	—	—	—	—	1,074	—	1,074	1,074
Net loss	—	—	—	(67,845)	—	(6)	(67,851)	(67,851)

Total comprehensive loss								$(65,956)

Balance at September 26, 2009	129,943	$1,299	$749,388	$(444,092)	$28,207	$3,242	$338,044

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Comprehensive income

Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657

Shares issued under stock plans	1,851	19	1,644	—	—	—	1,663
Share-based compensation expense	—	—	5,434	—	—	—	5,434
Tax benefit associated with stock plans	—	—	64	—	—	—	64
Other, net of tax	—	—	—	—	(26)	—	(26)	$(26)
Foreign currency translation	—	—	—	—	12,693	177	12,870	12,870
Net income	—	—	—	57,353	—	905	58,258	58,258

Total comprehensive income								$71,102

Balance at October 2, 2010	131,894	$1,319	$758,502	$(376,615)	$40,167	$4,547	$427,920

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(In thousands)	October 2, 2010	September 26, 2009
Operating activities:
Net income (loss)	$58,258	$(67,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	20,645	23,628
Amortization	10,459	14,635
Share-based compensation expense	5,434	6,299
Provision for doubtful accounts	(82)	190
Provision for excess and obsolete inventory	231	4,488
Provision for deferred income taxes and related valuation allowance	2,064	(2,709)
Equity in net (earnings) loss of affiliates	(485)	1,076
Charge for fair value mark-up of acquired inventory sold	—	4,116
Gain on sale of equity investments	(892)	—
Loss on sale and disposal of property and equipment	239	407
Net (income) loss attributable to noncontrolling interest	(905)	6
Amortization of bond issuance costs	1,562	1,225
Excess tax benefits associated with stock plans	(64)	—
Other	191	201
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(27,760)	(7,486)
Inventories	(11,229)	10,715
Accounts payable and accrued liabilities	32,351	1,783
Other current assets	1,674	2,370
Income taxes payable	8,430	2,037
Other	793	(2,255)

Net cash provided by (used in) operating activities	100,914	(7,125)

Investing activities:
Acquisition of property and equipment	(12,159)	(11,521)
Acquisition of businesses, net of cash acquired	—	493
Proceeds from sale of equity investment	642	—
Proceeds from sale of property and equipment	265	236
Proceeds from sales of assets held for sale	—	2,314
Other	3,585	—

Net cash used in investing activities	(7,667)	(8,478)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(252,954)	(528,116)
Proceeds from short-term borrowings and long-term debt	186,649	452,722
Proceeds from stock offering, net of offering costs	—	56,687
Proceeds from issuance of common stock	1,663	1,061
Excess tax benefits associated with stock plans	64	—
Payments for debt issuance costs	(149)	(3,638)

Net cash used in financing activities	(64,727)	(21,284)

Effect of exchange rate changes on cash and cash equivalents	1,594	230

Increase (decrease) in cash and cash equivalents	30,114	(36,657)
Cash and cash equivalents at beginning of period	68,700	115,033

Cash and cash equivalents at end of period	$98,814	$78,376

Supplemental Cash Flow Information
Non-cash transactions
Acquisition of business through the use of a seller’s note	—	$3,221

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States, the financial position as of October 2, 2010 and December 31, 2009, the results of operations for the three months and nine months ended October 2, 2010 and September 26, 2009, and equity and comprehensive income (loss), and cash flows for the nine months ended October 2, 2010 and September 26, 2009.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. The results of operations for the nine months ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments. The carrying value of long-term debt approximates fair value due to the short remaining term to maturity and variable interest rates of virtually all of those instruments.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	October 2, 2010	December 31, 2009
Raw materials	$23,550	$21,016
Work-in process	15,260	11,136
Finished-goods(a)	58,110	50,453
Supplies	705	628

Total inventories	$97,625	$83,233

(a)	Includes consignment inventories held by customers for $4,938 and $4,121 at October 2, 2010 and December 31, 2009, respectively.

3. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $67.9 million as of October 2, 2010 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of October 2, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$18,810	$17,508	$1,302
Developed technology	74,988	52,316	22,672
Trademarks and trade names	17,287	8,821	8,466
Customer relationships	56,897	21,819	35,078
Employment and noncompete agreements	1,707	1,670	37
Other	4,271	3,963	308

	$173,960	$106,097	$67,863

	As of December 31, 2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,020	$16,839	$2,181
Developed technology	74,988	47,541	27,447
Trademarks and trade names	17,245	7,950	9,295
Customer relationships	56,862	17,839	39,023
Employment and noncompete agreements	1,707	1,607	100
Other	4,278	3,854	424

	$174,100	$95,630	$78,470

Aggregate amortization expense for the three and nine months ended October 2, 2010 amounted to $2.8 million and $10.5 million, respectively. Estimated amortization expense for calendar years 2010 to 2014 and thereafter is approximately $13.2 million, $10.1 million, $9.4 million, $8.8 million, $7.7 million, and $29.1 million, respectively.

4. WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are covered by a warranty for periods ranging from 30 days to one year. The following table summarizes the activity related to the Company’s product warranty liability during the three-month and nine-month periods ended October 2, 2010 and September 26, 2009:

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Balance at beginning of period	$1,213	$1,195	$877	$1,112
Accrual for warranties issued during the period	325	185	1,069	819
Adjustment of unused previously recorded accruals	(9)	(351)	(109)	(408)
Settlements during the period	(452)	(101)	(760)	(595)

Balance at end of period	$1,077	$928	$1,077	$928

5. RESTRUCTURING COSTS

For the three months and nine months ended October 2, 2010 and September 26, 2009, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities were as follows:

(In thousands)	Three months ended		Nine months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Accrued liabilities at beginning of period	$339	$7,559	$2,621	$12,696
Provision (reversal)	(12)	580	6	5,553
Payments	(137)	(3,626)	(2,437)	(13,736)

Accrued liabilities at end of period	$190	$4,513	$190	$4,513

The Company announced in the fourth quarter of 2008 that it would close the larger of its two manufacturing facilities in Chaska, Minnesota and would transfer the related production to other existing facilities. The closure, which affected approximately 200 positions in the Company’s worldwide workforce, was completed in 2009. Associated with this closure, the Company recorded charges related to employee severance and retention costs of approximately $0.9 million and $1.6 million for the three months and nine months ended September 26, 2009, respectively, which were classified as restructuring charges.

In the first quarter of 2009, the Company announced workforce reductions in Asia and Japan, which affected approximately 132 positions. In the second quarter of 2009, the Company announced additional global workforce reductions, affecting approximately 96 positions. In connection with the above actions, the Company recorded charges related to employee severance costs of approximately zero and $4.0 million for the three months and nine months ended September 26, 2009, respectively, which were classified as restructuring charges.

In addition, zero and $1.4 million in accelerated depreciation expense; $1.5 million and $4.8 million in other costs associated with the transfer of production from the Chaska facility; and zero and $0.7 million related to other workforce reductions were recorded and classified as restructuring charges in connection with the above described actions for the three months and nine months ended September 26, 2009, respectively.

The Company’s manufacturing facility in Chaska noted above became available for sale during the fourth quarter ended December 31, 2009 and was classified in assets held for sale at October 2, 2010 and December 31, 2009 at a carrying value of $6.0 million.

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

As of October 2, 2010, the Company’s borrowing base supported $58.1 million of its available revolving commitment amount of $60.0 million. The Company had no outstanding borrowings and $0.9 million undrawn on outstanding letters of credit under the revolving credit facility as of that date.

Through October 2, 2010, the Company was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. Beginning in the second quarter of 2010, the terms of the revolving credit facility require that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. At October 2, 2010, the Company’s cash flow leverage and fixed charge coverage ratios stood at 0.04 to 1.0 and 6.2 to 1.0, respectively. The cash flow leverage ratio measures the sum of short-term borrowings, long-term debt and capital lease obligations divided by the most recent two fiscal quarters’ EBITDA (as defined below) multiplied by two. The fixed charge coverage ratio measures the sum of EBITDA and lease expense less the sum of capital expenditures and income tax payments, which figure in turn is divided by the sum of interest expense, lease expense and scheduled principal payments.

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

In addition to the financial metric covenants required under the revolving credit facility, under the amended terms of the revolving credit facility the Company is restricted from making annual capital expenditures in either 2010 or 2011 in excess of $30.0 million. The Company must also maintain a minimum of $10.0 million in domestic cash balances, while holding no more than $75.0 million in international cash balances.

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

The Company expended $0.1 million for debt issuance costs in connection with its May 19, 2010 amendment of the revolving credit agreement. These costs are included in other assets in the Company’s condensed consolidated financial statements and are being amortized over the remaining term of the agreement. Interest expense for the second quarter of 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with the revolving credit facility due to the reduction in the Company’s revolving credit commitment from $121.7 million to $60.0 million described above.

7. OTHER EXPENSE, NET

Other expense, net consists of the following:

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Loss on foreign currency remeasurement	$(1,573)	$(4,070)	$(2,450)	$(748)
Gain on sale of equity investments	500	—	892	—
Other (expense) income, net	(210)	(44)	(143)	319

Other expense, net	$(1,283)	$(4,114)	$(1,701)	$(429)

The loss on foreign currency remeasurement for the three-month and nine-month periods ended October 2, 2010 and September 26, 2009 mainly reflects foreign currency transaction effects of the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

8. INCOME TAXES

The Company recorded income tax expense of $5.0 million and $15.2 million in the three months and nine months ended October 2, 2010, respectively, compared to income tax expense of $0.6 million and an income tax benefit of $4.2 million in the three months and nine months ended September 26, 2009, respectively. The effective tax rate was 20.7% in the 2010 period, compared to 5.9% in the 2009 period.

In 2010, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $7.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate was also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2009, the Company’s tax benefit was lower than expected under U.S. statutory rates mainly due to the $17.3 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it was not more likely than not that the Company would realize certain deferred tax assets associated with 2009 domestic operating losses to date, and thus provided an allowance for the portion of deferred tax assets that management concluded will not be utilized. The Company also provided a $0.3 million allowance for a portion of its non-U.S. deferred tax assets in 2009.

9. EARNINGS (LOSS) PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per common share.

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Basic - weighted common shares outstanding	131,903	115,023	131,475	113,355
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,168	—	1,433	—

Diluted - weighted common shares and common shares equivalent outstanding	133,071	115,023	132,908	113,355

The effect of the inclusion of stock options and unvested restricted common stock for the three-month and nine-month periods ended September 26, 2009, respectively, would have been anti-dilutive. Approximately 5.3 million and 5.3 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended October 2, 2010, respectively, and 7.1 million and 6.5 million of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 26, 2009, respectively.

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

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales
CCS	$113,350	$65,649	$317,752	$147,477
ME	47,383	32,445	136,698	73,303
ESM	17,497	12,612	51,866	31,540

Total net sales	$178,230	$110,706	$506,316	$252,320

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Segment profit (loss)
CCS	$31,434	$11,832	$88,282	$5,991
ME	11,664	5,054	32,808	(5,414)
ESM	2,349	1,369	6,752	939

Total segment profit	$45,447	$18,255	$127,842	$1,516

The following table reconciles total segment profit (loss) to operating income (loss):

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Total segment profit	$45,447	$18,255	$127,842	$1,516
Amortization of intangibles	(2,823)	(4,723)	(10,459)	(14,635)
Restructuring charges	—	(2,368)	—	(12,454)
Charge for fair value mark-up of acquired inventory sold	—	(51)	—	(4,116)
Unallocated general and administrative expenses	(13,450)	(11,177)	(39,497)	(33,778)

Operating income (loss)	$29,174	$(64)	$77,886	$(63,467)

The following table presents amortization of intangibles, restructuring charges and charges for fair value mark-up of acquired inventory sold for the Company’s reportable segments:

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Amortization of intangibles
CCS	$1,413	$3,292	$6,172	$10,160
ME	96	159	332	489
ESM	1,314	1,272	3,955	3,986

	$2,823	$4,723	$10,459	$14,635

Restructuring charges
CCS	$—	$250	$—	$2,454
ME	—	1,178	—	6,350
ESM	—	(37)	—	140
Corporate	—	977	—	3,510

	$—	$2,368	$—	$12,454

Charge for fair value mark-up of acquired inventory sold

CCS	$—	$51	$—	$51
ESM	$—	—	$—	$4,065

	$—	$51	$—	$4,116

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (Accounting Standards Codification (ASC) Topic 810). This guidance amended certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective for the Company in 2010 and did not have a material effect on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modified the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update, but does not expect the guidance to have a material effect on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) – Amendments to Certain Recognition and Disclosure Requirements, which eliminated the requirement for public companies to disclose the date through which subsequent events have been evaluated. As required, the Company will continue to evaluate subsequent events through the date of the issuance of its condensed consolidated financial statements. However, consistent with the guidance, this date will no longer be disclosed. ASU No. 2010-09 was effective upon issuance for the Company. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

Other Accounting Standards Updates not effective for the Company until after October 2, 2010 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

Entegris, Inc. is a leading provider of products and services that purify, protect and transport the critical materials used in key technology-driven industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and related industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers as well as thin film transistor-liquid crystal display and hard disk manufacturers, which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2010 end April 3, 2010, July 3, 2010, October 2, 2010 and December 31, 2010. Unaudited information for the three months and nine months ended October 2, 2010 and September 26, 2009 and the financial position as of October 2, 2010 and December 31, 2009 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months and Nine Months Ended October 2, 2010

The Company’s financial results for the quarter ended October 2, 2010 reflected the continuation of the recovery from the global economic recession and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008.

The Company’s business downturn reached a trough during the first quarter of 2009. Starting in the second quarter of 2009, the Company began to experience a modest upturn in bookings and sales of certain of its unit-driven, consumable products, while recovery of the Company’s capital-driven product lines began in the third quarter. From a low point of $59.0 million in the first quarter of 2009, sales of the Company’s products and services rose steadily to $82.6 million, $110.7 million and $146.3 million in the second, third and fourth quarters of 2009, respectively, $160.5 million, $167.6 million and $178.2 million in the first, second and third quarters of 2010, respectively.

For the three months ended October 2, 2010, net sales increased by $67.5 million, or 61%, to $178.2 million compared to $110.7 million for the three months ended September 26, 2009. Third quarter sales growth reflected continued positive trends in the Company’s core semiconductor markets. Each of the Company’s operating segments experienced significant net sales increases. Net sales for the first nine months of 2010 were $506.3 million, slightly more than double the $252.3 million recorded in the comparable year-ago period, indicative of the same factors noted above. On a sequential basis, third quarter sales rose 6% from $167.6 million, reflecting 12% and 4% increases, respectively, in the sale of the Company’s capital and unit-driven products from second quarter levels.

The sales increases for the three-month and nine-month periods ended October 2, 2010 included favorable foreign currency translation effects of $3.4 million and $14.0 million, respectively, related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar, offset partly by a weaker Euro. The sales increases for the three-month and nine-month periods also included sales of $0.7 million and $6.1 million from the Company’s Pureline subsidiary, which was acquired in July 2009. In addition, the first quarter of 2010 included 13 weeks versus 12 weeks in the first quarter of 2009. Excluding these factors, net sales rose approximately 57% and 88% for the three-month and nine-month periods in 2010 when compared to the year-ago periods.

The Company reported considerably higher gross profits and improved gross margins for both the three-month and nine-month periods compared to a year earlier, mainly reflecting the significant year-over-year sales increase and the associated improvement in factory utilization. The gross margin rate for the third quarter of 2010 was 44.8% versus 40.4% for the third quarter of 2009 and 46.0% for the three months ended July 3, 2010. Gross margin for the first nine months of the year was 45.5% compared to 29.1% in the comparable period a year ago. The sequential decrease in gross margin from the second quarter to the current quarter primarily reflected a shift in product mix.

The Company had higher year-over-year selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs for the three-month and nine-month periods ended October 2, 2010 when compared to the year-ago periods, mainly reflecting higher employee-related costs.

As a result of these factors, net earnings attributable to the Company were $22.4 million, or $0.17 per diluted share, for the quarter ended October 2, 2010 compared to a net loss of $7.6 million, or $0.07 per diluted share, in the quarter ended September 26, 2009. For the nine-month period ended October 2, 2010, net earnings attributable to the Company were $57.4 million, or $0.43 per diluted share, compared to a net loss of $67.8 million, or $0.60 per diluted share, in the year-ago period.

On May 19, 2010, the Company amended its revolving credit facility agreement. The amendment reduced the revolving credit commitment from $121.7 million to $60.0 million. In addition, the amendment provided greater flexibility for certain thresholds related to the Company’s capital expenditure and cash management covenants. The amendment did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility. As of October 2, 2010, the Company had no outstanding borrowings and $0.9 million undrawn on outstanding letters of credit under the revolving credit facility, and was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. See note 6 to the Company’s condensed consolidated financial statements for additional detail.

During the first nine months of 2010, the Company’s operating activities provided cash flow of $100.9 million, allowing the Company to reduce its outstanding debt by $66.3 million. Cash and cash equivalents totaled $98.8 million at October 2, 2010 compared with $68.7 million at December 31, 2009. Total short-term debt stood at $6.1 million at October 2, 2010 compared with short-term and long-term debt of $26.3 million and $71.8 million at July 3, 2010 and December 31, 2009, respectively.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.4 million at October 2, 2010 and $1.7 million at December 31, 2009, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in product returns. At October 2, 2010 and December 31, 2009, the Company’s reserve for sales returns and allowances was $0.9 million and $0.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of cost or market value. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $7.3 million and $9.1 million at October 2, 2010 and December 31, 2009, respectively.

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

Impairment of Long-Lived Assets As of October 2, 2010, the Company had $131.7 million of net property, plant and equipment and $67.9 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

There were no triggering events in the third quarter of 2010. Accordingly, the Company was not required to perform impairment testing for any of its asset groups for the third quarter of 2010. The Company will continue to monitor circumstances and events to determine whether asset impairment testing is warranted. It is possible that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.

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

The Company had a U.S. net deferred tax asset position of $51.2 million and $57.2 million at October 2, 2010 and December 31, 2009, respectively, which comprises temporary differences and various credit carryforwards. Management has reviewed its U.S. deferred tax assets and has concluded that it is not more likely than not that the Company will realize certain net deferred tax assets. The negative evidence of a cumulative three-year U.S. operating loss and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence. However, during the quarter ended October 2, 2010, management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of the Company’s U.S. deferred tax assets. Accordingly, the Company maintained valuation allowances of $51.0 million and $57.2 million as of October 2, 2010 and December 31, 2009, respectively, with respect to net U.S. deferred tax assets.

The Company had net non-U.S. deferred tax asset positions before valuation allowance of $14.9 million at both October 2, 2010 and December 31, 2009. At those dates, management determined that based upon the available evidence, a valuation allowance was required against non-U.S. deferred tax assets in certain tax jurisdictions. Accordingly, the Company maintained valuation allowances of $0.4 million at both October 2, 2010 and December 31, 2009 with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax balances involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At October 2, 2010 and December 31, 2009, the Company’s accrual for estimated future warranty costs was $1.1 million and $0.9 million, respectively.

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

Three and Nine Months Ended October 2, 2010 Compared to Three and Nine Months Ended September 26, 2009

The following table compares operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.2	59.6	54.5	70.9

Gross profit	44.8	40.4	45.5	29.1
Selling, general and administrative expenses	20.5	26.4	21.5	33.5
Engineering, research and development expenses	6.4	7.7	6.5	10.0
Amortization of intangible assets	1.6	4.3	2.1	5.8
Restructuring charges	—	2.1	—	4.9

Operating income (loss)	16.4	(0.1)	15.4	(25.2)
Interest expense, net	0.2	2.4	0.6	2.8
Other expense, net	0.7	3.7	0.3	0.2

Income (loss) before income taxes and other items below	15.5	(6.2)	14.4	(28.1)
Income tax expense (benefit)	2.8	0.6	3.0	(1.7)
Equity in net (earnings) loss of affiliates	(0.1)	0.1	(0.1)	0.4

Net income (loss)	12.8	(6.9)	11.5	(26.9)

Net sales The Company’s financial results for the quarter ended October 2, 2010 reflected the continuation of the recovery from the global economic recession and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008.

The Company’s business downturn reached a trough during the first quarter of 2009. Starting in the second quarter of 2009, the Company began to experience a modest upturn in bookings and sales of certain of its unit-driven, consumable products, while recovery of the Company’s capital-driven product lines began in the third quarter. From a low point of $59.0 million in the first quarter of 2009, sales of the Company’s products and services rose steadily to $82.6 million, $110.7 million and $146.3 million in the second, third and fourth quarters of 2009, respectively, and $160.5 million, $167.6 million and $178.2 million in the first, second and third quarters of 2010, respectively.

For the three months ended October 2, 2010, net sales increased by $67.5 million, or 61%, to $178.2 million compared to $110.7 million for the three months ended September 26, 2009. Third-quarter sales growth reflected continued positive trends in the Company’s core semiconductor markets. Each of the Company’s operating segments experienced significant net sales increases. See the “Segment analysis” included below in this section for additional detail.

The sales increases for the three-month period ended October 2, 2010 included favorable foreign currency translation effects of $3.4 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar, offset partly by a weaker Euro. The sales increase for the three-month period also reflected the full-quarter inclusion of incremental sales of $0.7 million from the Company’s Pureline subsidiary, which was acquired in July 2009. Excluding these factors, net sales rose approximately 57% for the third quarter in 2010 when compared to the year-ago period.

For the quarter ended October 2, 2010, sales of unit-driven products represented 61% and sales of capital-driven products represented 39% of total sales, respectively. For the third quarter of 2009 and the three months ended July 3, 2010 this split was 71%/29% and 63%/37%, respectively. The shift in relative demand for capital-driven products reflects the recovery of capital spending after the very low spending by semiconductor customers for capacity-related products in the first half of 2009 and reflects the highest relative proportion of the Company’s sales since the fourth quarter of 2007.

On a geographic basis, third quarter sales to North America were 28%, Asia (excluding Japan) 40%, Europe 14% and Japan 18% of total net sales. This compared to third quarter 2009 sales figures of North America 29%, Asia 38%, Europe 14% and Japan 19% and second quarter 2010 sales figures of 28%, 40%, 14% and 18%, respectively.

All regions experienced significant year-over-year sales increases. Sales in North America, Asia and Japan rose by 60%, 67% and 56%, respectively. A portion of the Asia and Japan increases related to favorable foreign currency translation effects. Sales in Europe rose approximately 62% compared to a year ago, even after accounting for unfavorable foreign currency translation effects.

Net sales for the first nine months of 2010 were $506.3 million, up 101% from $252.3 million in the comparable year-ago period, indicative of the same factors noted above. Each of the Company’s operating segments experienced significant net sales increases. The sales increase for the nine-month period ended October 2, 2010 included favorable foreign currency translation effects of $14.0 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar offset partly by a weaker Euro. The sales increase for the nine-month period also included sales of $6.1 million from the Company’s Pureline subsidiary, which was acquired in July 2009. In addition, the first quarter of 2010 included 13 weeks versus 12 weeks in the first quarter of 2009. Excluding these factors, net sales rose approximately 88% for the nine-month periods in 2010 when compared to the year-ago period.

On a sequential basis, sales rose 6% from $167.6 million in the second quarter of 2010, with sales of both unit-driven and capital-driven products advancing near that growth rate. Sales results for the Company’s segments were varied as described below under the heading “Segment Analysis.” Sales were favorably affected by a foreign currency translation effect of $3.1 million, primarily related to the strengthening of the Euro, the Japanese yen and Singaporean dollar versus the U.S. dollar. Excluding this factor, net sales rose approximately 5% in the third quarter of 2010 when compared to the second quarter of 2010. When comparing third quarter 2010 results to second quarter 2010 on a geographic basis, total sales to North America, Asia, Europe, and Japan increased 7%, 6%, 5%, and 7%, respectively.

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

Gross profit. The Company’s gross profit in the three months ended October 2, 2010 increased by $35.1 million to $79.9 million, up from $44.8 million for the three months ended September 26, 2009. For the first nine months of 2010, gross profit was $230.1 million, up from gross profit of $73.5 million recorded in the first nine months of 2009.

As a percentage of net sales, the gross margin rate for the third quarter of 2010 was 44.8% versus 40.4% for the third quarter of 2009 and 46.0% for the three months ended July 3, 2010. The Company’s gross margin for the first nine months of 2010 was 45.5% compared to 29.1% in the comparable period a year ago. The sequential decrease in gross margin from the second quarter to the current quarter primarily reflected a shift in product mix.

The Company’s considerably higher gross profits and improved gross margins for the three-month and nine-month periods compared to a year earlier mainly reflect the significant year-over-year sales increase and the associated increased levels of factory utilization. Sales increases, along with slight improvements in sales mix, accounted for approximately 97% and 81% of the gross profit improvement for the third quarter and year-to-date, respectively.

The remaining gross profit improvements reflected improved factory utilization (approximately $0.5 million and $15.0 million, respectively), the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity (described in further detail below) and the absence of a $4.1 million incremental charge associated with the fair market value write-up of acquired inventory in the first quarter of 2009.

As noted in the preceding paragraph, the Company’s gross profit and gross margin rate benefitted from the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity. During 2009, the Company experienced very low levels of factory utilization, particularly during the first half of the year, due to the decreased sales levels associated with the severe downturn in the semiconductor industry that began during the second half of 2008. Accordingly, the Company included in cost of sales period expense of $0.4 million and $10.5 million, respectively, in the three-month and nine-month periods ended September 26, 2009 in connection with its below-capacity production levels. The comparable 2010 amounts were $0.1 million and $0.8 million.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased $7.3 million, or 25%, to $36.5 million in the three months ended October 2, 2010, up from $29.2 million in the comparable three-month period a year earlier. Reflecting the increase in net sales, SG&A expenses as a percent of net sales declined to 20.5% from 26.4% a year earlier, reflecting the increase in net sales. On a year-to-year basis, SG&A expenses increased by $24.3 million, or 29% to $108.9 million compared to $84.6 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, fell to 21.5% from 33.5% a year ago, reflecting the increase in net sales.

The increases in SG&A expenses were due to higher employee costs ($6.0 million and $20.2 million for the three-month and nine-month periods, respectively), mainly reflecting the reversal of salary reductions, the absence of employee furloughs in place in 2009, higher sales commissions expense and the accrual of incentive compensation in 2010. In addition, the increases in SG&A costs include foreign currency translation effects of $0.8 million and $1.9 million for the three-month and nine-month periods, respectively. The Company expects SG&A expenses to be higher throughout 2010 due to the reversal of temporary cost cuts in place in 2009 and the higher sales commissions and incentive compensation expense.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $11.4 million in the three months ended October 2, 2010 compared to the $8.6 million reported in the year-ago period. ER&D expenses increased 30% to $32.9 million in the first nine months of 2010 compared to $25.3 million in the year-ago nine-month period. Year-to-date ER&D expenses, as a percent of net sales, decreased to 6.5% from 10.0%, mainly reflecting the significant increase in net sales. The increases in ER&D expense were due to higher employee costs ($1.7 million and $5.5 million for the three-month and nine-month periods, respectively), reflecting the reversal of salary reductions and the accrual of incentive compensation in 2010, as well as increases in overall ER&D expense levels associated with support of the Company’s growth strategies.

Amortization of intangible assets Amortization of intangible assets was $2.8 million in the three months ended October 2, 2010 compared to $4.7 million in the year-ago period. Amortization of intangible assets was $10.5 million in the first nine months of 2010 compared to $14.6 million in year-ago period. The declines mainly reflect the absence of amortization expense for certain acquired developed technology and tradename assets which became fully amortized in either 2009 or 2010.

Restructuring charges The Company incurred no restructuring charges in the three- month and nine-month periods ended October 2, 2010. Restructuring charges of $2.4 million and $12.5 million were incurred in the three-month and nine-month periods ended September 26, 2009, respectively, in connection with employee termination and other costs in connection with the business restructuring and actions taken in response to the business downturn. See note 5 to the Company’s condensed consolidated financial statements for additional detail.

Interest expense Interest expense was $0.3 million and $3.2 million in the three-month and nine-month periods ended October 2, 2010, respectively. Interest expense was $2.7 million and $7.1 million in the three-month and nine-month periods ended September 26, 2009, respectively. The declines were due mainly to decreases in the Company’s average debt outstanding compared to a year ago. Interest expense for the Company’s second quarter ended July 3, 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with the reduction in the Company’s revolving credit commitment from $121.7 million to $60.0 million as per an amendment to the Company’s revolving credit agreement. See note 6 to the Company’s condensed consolidated financial statements for additional detail.

Other expense Other expense was $1.3 million and $1.7 million in the three-month and nine-month periods ended October 2, 2010, respectively. Other expense in the three months and nine months ended September 26, 2009 was $4.1 million and $0.4 million, respectively. These amounts mainly reflect foreign currency transaction gains and losses related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity ($1.6 million and $2.5 million for the three-month and nine-month periods ended October 2, 2010, respectively). See note 7 to the Company’s condensed consolidated financial statements for additional detail.

Income tax expense (benefit) The Company recorded income tax expense of $5.0 million in the three months ended October 2, 2010 compared to income tax expense of $0.6 million in the three months ended September 26, 2009. For the first nine months of 2010, the Company recorded income tax expense of $15.2 million compared to an income tax benefit of $4.2 million in the comparable period in fiscal 2009. The Company’s year-to-date effective tax rate was 20.7% in 2010, compared to 5.9% in 2009.

In 2010, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $7.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

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

Net income (loss) attributable to Entegris, Inc. Net income attributable to the Company was $22.4 million, or $0.17 per diluted share, in the three-month period ended October 2, 2010 compared to a net loss of $7.6 million, or $0.07 per diluted share, in the three-month period ended September 26, 2009. For the nine months ended October 2, 2010, net income attributable to the Company was $57.4 million, or $0.43 per diluted share, compared to a net loss of $67.8 million, or $0.60 per diluted share, in the comparable period a year ago. The significant improvement mainly reflects the Company’s higher net sales and corresponding increase in gross profit.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See Note 10 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the three months and nine months ended October 2, 2010 and September 26, 2009:

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Contamination Control Solutions
Net sales	$113,350	$65,649	$317,752	$147,477
Segment profit	31,434	11,832	88,282	5,991
Micro Environments
Net sales	$47,383	$32,445	$136,698	$73,303
Segment profit (loss)	11,664	5,054	32,808	(5,414)
Entegris Specialty Materials
Net sales	$17,497	$12,612	$51,866	$31,540
Segment profit	2,349	1,369	6,752	939

Contamination Control Solutions (CCS)

For the third quarter of 2010, CCS net sales increased 73% to $113.4 million, from $65.6 million in the comparable period last year. There was strong growth for all product lines, reflecting the recovery in the semiconductor industry that began during the second quarter of 2009. The sales increase for the three-month period also reflected the full-quarter inclusion of incremental sales of $0.7 million from the Company’s Pureline subsidiary, which was acquired in July 2009. CCS reported a segment profit of $31.4 million in the third quarter of 2010 compared to a $11.8 million segment profit in the year-ago period. The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, CCS operating expenses increased 37%, mainly due to higher selling and engineering, research and development costs.

Sales for the third quarter of 2010 were up 9% on a sequential basis from the second quarter of 2010, reflecting increased sales of gas filtration products, and components and systems products. Reflecting the increase in sales, CCS recorded a slight improvement in gross profit. Combined with flat operating expenses, segment profit rose 10% in the third quarter of 2010 when compared to the previous quarter.

For the nine months ended October 2, 2010, CCS net sales increased 115% to $317.8 million from $147.5 million in the comparable period last year. The change in net sales reflects the underlying economic and semiconductor industry conditions noted above. The sales increase for the nine-month period also included sales of $6.1 million from the Company’s Pureline subsidiary. For the nine months ended October 2, 2010, CCS reported a segment profit of $88.3 million compared to a segment profit of $6.0 million in the year-ago period, as the dollar increase in gross profit associated with higher sales levels was partly offset by a 37% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Microenvironments (ME)

For the third quarter of 2010, ME net sales increased 46% to $47.4 million, from $32.4 million in the comparable period last year. There was strong growth for all product lines, particularly for wafer process and wafer shipper products, reflecting the recovery in the semiconductor industry that began during the second quarter of 2009. ME reported a segment profit of $11.7 million in the third quarter of 2010 compared to a $5.1 million segment profit in the year-ago period. The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, ME operating expenses increased 28%, mainly due to higher selling and engineering, research and development costs.

On a sequential basis, sales for the third quarter of 2010 were essentially flat with those in the second quarter of 2010, with increased demand for 300mm process products for semiconductor wafers offset by lower sales of data storage and 200mm process products. A slightly lower gross profit associated with an unfavorable sales mix, partly offset by 2% lower operating expenses, produced a 4% decrease in segment profit in the third quarter of 2010 compared to the second quarter of 2010.

For the nine months ended October 2, 2010, ME net sales increased 86% to $136.7 million from $73.3 million in the comparable period last year. The change in net sales reflects the improving economic and semiconductor industry conditions noted above. ME reported a segment profit of $32.8 million in the first nine months of 2010 compared to a segment loss of $5.4 million in the comparable year-ago period, as the increase in gross profit associated with higher sales levels was partly offset by a 35% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Entegris Specialty Materials (ESM)

For the third quarter of 2010, ESM net sales increased 39%, to $17.5 million, from $12.6 million in the comparable period last year. The increase was due to the higher sales of both ESM’s specialty coated and graphite-based products components used both in semiconductor manufacturing and in other industrial markets. ESM reported a segment profit of $2.3 million in the third quarter of 2010 compared to a segment profit of $1.4 million in the third quarter of 2009. The resulting improvement in gross profit associated with the sharp increase in sales was accompanied by a 2% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Sales for the third quarter of 2010 were up 6% on a sequential basis from the second quarter of 2010. The increase mainly reflected improved sales of the segment’s specialty coated products. The ESM segment profit rose 14%, reflecting lower operating expense levels.

For the nine months ended October 2, 2010, ESM net sales increased 64% to $51.9 million from $31.5 million in the comparable period last year. For the nine months ended October 2, 2010, ESM reported a segment profit of $6.8 million compared to a segment profit of $0.9 million, as the increase in gross profit associated with higher sales levels was partly offset by a 23% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $100.9 million in the nine months ended October 2, 2010. Cash generated by the Company’s operations, net of various non-cash charges, included depreciation and amortization of $31.1 million and share-based compensation expense of $5.4 million. The net impact of changes in operating assets and liabilities, mainly reflecting increases in accounts receivable and inventory, offset by increases in accounts payables, accrued expenses and income taxes payable, was not significant.

Accounts receivable, net of foreign currency translation adjustments, increased by $27.8 million in the first nine months of 2010. This increase reflects the continued upturn in sales of the Company’s products. The Company’s days sales outstanding was 63 days compared to 57 days at the beginning of the year. Inventories at the end of the quarter increased by $11.2 million from December 31, 2009, after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory. The decrease was mainly due to the effect of the Company’s higher sales and bookings and the corresponding increase in production.

Working capital at October 2, 2010 stood at $233.0 million, up from $193.5 million at December 31, 2009, and included $98.8 million in cash and cash equivalents compared to cash and cash equivalents of $68.7 million at December 31, 2009.

Investing activities Cash flow used in investing activities totaled $7.7 million in the nine-month period ended October 2, 2010. Acquisition of property and equipment totaled $12.2 million, primarily for additions related to manufacturing equipment and tooling. During the second quarter, the Company received proceeds of $3.6 million from the South Korean government in connection with eminent domain proceedings whereby the Company will relinquish its existing land and building to the government upon completion of a new facility in South Korea, expected to be completed in 2010. The Company received proceeds of $0.6 million from the sale of the Company’s equity interests in two privately held companies. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in either 2010 or 2011 in excess of $30.0 million. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash used in financing activities totaled $64.7 million during the nine-month period ended October 2, 2010. The Company received proceeds of $186.6 million from its revolving credit facilities during the first nine months of 2010 and made debt payments of $253.0 million. The Company received proceeds of $1.7 million in connection with common shares issued under the Company’s employee stock plans.

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

As of October 2, 2010, the Company’s borrowing base supported $58.1 million of its available revolving commitment amount of $60.0 million. As of that date, the Company had no outstanding borrowings and $0.9 million undrawn on outstanding letters of credit under the revolving credit facility.

In addition, the May 19, 2010 amendment to the revolving credit facility agreement provided greater flexibility for certain thresholds related to the Company’s capital expenditure and cash management covenants. The amendment did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility. Through October 2, 2010, the Company was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. Beginning in the second quarter of 2010, the terms of the revolving credit facility require that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. At October 2, 2010, the Company’s cash flow leverage and fixed charge coverage ratios stood at 0.04 to 1.0 and 6.2 to 1.0, respectively. See note 6 to the Company’s condensed consolidated financial statements for additional detail.

Notwithstanding the terms under the revolving credit facility described above, the Company also has a line of credit with two banks that provide for borrowings of currencies for the Company’s overseas subsidiaries, principally the Japanese yen equivalent to an aggregate of approximately $14.4 million. There were no outstanding borrowings under these lines of credit at October 2, 2010.

At October 2, 2010, the Company’s shareholders’ equity stood at $423.4 million, up 22% from $346.2 million at the beginning of the year. The increase reflected net earnings attributable to the Company of $57.4 million, additional paid-in capital of $5.4 million associated with the Company’s share-based compensation expense and $1.7 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans.

As of October 2, 2010, the Company’s sources of available funds were its cash and cash equivalents, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations. The Company must maintain a minimum of $10.0 million in cash and cash equivalents in the United States under the terms of the revolving credit facility, while holding no more than $75.0 million in international cash balances.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (Accounting Standards Codification (ASC) Topic 810). This guidance amended certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective for the Company in 2010 and did not have a material effect on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modified the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update, but does not expect the guidance to have a material effect on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) – Amendments to Certain Recognition and Disclosure Requirements, which eliminated the requirement for public companies to disclose the date through which subsequent events have been evaluated. As required, the Company will continue to evaluate subsequent events through the date of the issuance of its condensed consolidated financial statements. However, consistent with the guidance, this date will no longer be disclosed. ASU No. 2010-09 was effective upon issuance for the Company. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

Other Accounting Standards Updates not effective for the Company until after October 2, 2010 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

Non-GAAP Information The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). Adjusted EBITDA and Adjusted Operating Income together with related measures thereof, and non-GAAP EPS, are considered “Non-GAAP financial measures” under the rules and regulations of the SEC. These financial measures are provided as a complement to financial measures provided in accordance with GAAP. The Company provides non-GAAP financial measures in order to better assess and reflect operating performance. Management believes the non-GAAP measures help indicate the Company’s baseline performance before certain gains, losses or other charges that may not be indicative of the Company’s business or future outlook. The Company believes these non-GAAP measures will aid investors’ overall understanding of the Company’s results by providing a higher degree of transparency for certain expenses and providing a level of disclosure that will help investors understand how we plan and measure its business. The presentation of non-GAAP measures is not meant to be considered in isolation, as a substitute for, or superior to, financial measures or information provided in accordance with GAAP. The calculations of Adjusted EBITDA margin, Adjusted Operating Income (Loss), and non-GAAP EPS are presented below.

Reconciliation of GAAP to Adjusted Operating Income (Loss) and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales	$178,230	$110,706	$506,316	$252,320

GAAP – Operating income (loss)	$29,174	$(64)	$77,886	$(63,467)
Restructuring costs	—	2,368	—	12,454
Charge for fair value mark-up of acquired inventory sold	—	51	—	4,116
Amortization of intangible assets	2,823	4,723	10,459	14,635

Adjusted operating income (loss)	31,997	7,078	88,345	(32,262)
Depreciation	6,755	7,455	20,645	23,628

Adjusted EBITDA	$38,752	$14,533	$108,990	$(8,634)

Adjusted operating margin	18.0%	6.4%	17.4%	(12.8)%
Adjusted EBITDA margin	21.7%	13.1%	21.5%	(3.4)%

Reconciliation of GAAP Earnings (Loss) per Share to Non-GAAP Earnings (Loss) per Share

	Three months ended		Nine months ended
(In thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income (loss) attributable to Entegris, Inc.	$22,418	$(7,608)	$57,353	$(67,845)

Adjustments to net income (loss) attributable to the Company:
Amortization of intangible assets	2,823	4,723	10,459	14,635
Charge for fair value mark-up of acquired inventory sold	—	51	—	4,116
Accelerated write-off of debt-issuance costs	—	—	890	343
Gain on sale of equity investments	(500)	—	(892)	—
Tax effect of adjustments to net income (loss) attributable to Entegris, Inc.	(854)	—	(3,849)	—

Non-GAAP net income (loss) attributable to Entegris, Inc.	$23,887	$(2,834)	$63,961	$(48,751)

Diluted earnings (loss) per common share attributable to Entegris, Inc.	$0.17	$(0.07)	$0.43	$(0.60)
Effect of adjustments to net income (loss) attributable to Entegris, Inc.	0.01	0.04	0.05	0.17
Diluted non-GAAP earnings (loss) per common share attributable to Entegris, Inc.	$0.18	$(0.02)	$0.48	$(0.43)

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the headings “Risks Relating to our Business and Industry,” “Risks Related to Our Borrowings,” “Manufacturing Risks,” ”International Risks” and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents, long-term debt and short-term borrowings are subject to interest rate fluctuations. Most of the Company’s long-term debt at October 2, 2010 carries floating rates of interest. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.6 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At October 2, 2010, the Company had no outstanding forward contracts.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of October 2, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and (ii) accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company expenses legal costs as incurred. The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of October 2, 2010.

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

On August 23, 2006 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by the defendant. The Company’s lawsuit seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing products as well as damages. It is believed that the EZD-3 Filter Assembly was introduced into the market by the defendant in response to the action brought by the Company in March of 2003 as described above. On May 5, 2008, the court issued an order consolidating this case with the two cases described in the preceding paragraphs for purposes of discovery; the discovery stage for these cases closed May 28, 2010. During September 2010 the parties filed final briefs in preparation for a hearing related to the issue of a “Markman Order”. In a Markman Order a U.S. district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language with respect to the patents in suit. These cases are currently awaiting the scheduling of a hearing on the Markman Order.

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

Both products and their predecessor products have been on the market for a number of years. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. Since December 23, 2008 this case has been awaiting the scheduling of a hearing by the court in connection with a “Markman Order” for claim construction of the patents in suit.

On May, 4, 2007 Pall Corporation filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement. Specifically, the suit alleges that certain of the Company’s point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents. Pall’s action, which relates only to the U.S., asserts that “on information and belief” the Company’s Impact 2 and Impact Plus point-of-use photoresist filters infringe a patent issued to Pall on March 27, 2007, as well as three older patents. In the course of discovery, Pall has alleged that additional products infringe its patents. This lawsuit seeks damages for the alleged infringements. The Company intends to vigorously defend this suit and believes that it will ultimately prevail. The discovery stage in this case is currently being completed.

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

ENTEGRIS, INC.

Date: October 27, 2010	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)