Form 10-K
period 2010-12-31
ENTEGRIS INC
filed 2011-02-24
CIK 1101302

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on July 2, 2010, the last business day of registrant’s most recently completed second fiscal quarter, was $498,899,972. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 15, 2011 133,255,562 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated into Form 10-K
Portions of the Definitive Proxy Statement, to be filed subsequently	Part III

Part I

Item 1.	Business.

THE COMPANY

Entegris is a worldwide developer, manufacturer and supplier of products and materials used in processing and manufacturing in the semiconductor and other high-technology industries. For the semiconductor industry, our products maintain the purity and integrity of critical materials used by the semiconductor manufacturing process. For other high-technology applications, our products and materials are used to manufacture flat panel displays, light emitting diodes or “LEDs”, high-purity chemicals, photoresists, fuel cells, solar cells, gas lasers, optical and magnetic storage devices, fiber optic cables and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.

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

We offer a diverse product portfolio that includes more than 17,000 standard and customized products that we believe provide the most comprehensive offering of products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Our products include both unit driven and capital expense driven products. Unit-driven and consumable products are consumed or exhausted during the manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Capital expense driven products rely on the expansion of manufacturing capacity to drive growth. Our unit-driven and consumable product class includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition (CVD) processes in semiconductor manufacturing. Our capital expense-driven products include our components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and our process carriers that protect the integrity of in-process wafers. Unit-driven and consumable products, including service revenue, accounted for approximately 63%, 70% and 65% of our net sales for fiscal years 2010, 2009 and 2008, respectively, and capital expense-driven products accounted for approximately 37%, 30%, and 35% of our net sales for the fiscal years 2010, 2009 and 2008, respectively.

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

SEMICONDUCTOR INDUSTRY BACKGROUND

Semiconductors, or integrated circuits, are the building blocks of today’s electronics and the backbone of the information age. The market for semiconductors has grown significantly over the past decade. This trend is expected to continue due to increased usage of and reliance on the Internet through expanding channels, and the continuing demand for applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics.

The manufacture of semiconductors is a highly complex process that consists of two principal segments: front-end processes and back-end processes. The front-end process begins with the delivery of raw silicon wafers from wafer manufacturers to semiconductor manufacturers and requires hundreds of highly complex and sensitive manufacturing steps, during which a variety of materials, including chemicals, gases and metals are repeatedly applied to the silicon wafer to build the integrated circuits on the wafer surface. We offer products, such as liquid and gas filters and purifiers, fluid and gas handling components and wafer shippers and process carriers, to purify these materials and to support each of the primary front-end process steps, which are listed below, as well as products to transport in-process wafers between each of these steps.

Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The two main deposition processes are physical vapor deposition, where a thin film is deposited on a wafer surface in a low-pressure gas environment, and CVD, where a thin film is deposited on a wafer surface using a gas medium and a chemical bonding process. In addition, electro-plating technology is utilized for the deposition of low resistance conductive materials such as copper. The control of uniformity and thickness of these films through filtration and purification of the fluids and materials used during the process is critical to the performance of the semiconductor circuit and, consequently, the manufacturing yield. In addition, our graphite chamber liners and shower heads are critical expendable components used in the CVD chamber.

Chemical Mechanical Planarization (CMP). CMP flattens, or planarizes, the topography of the surface of the wafer after deposition to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need our filtration and purification systems to filter the liquid slurries, which are solutions containing abrasive particles in a chemical mixture, to remove oversized particles and contaminants that can cause defects on a wafer’s surface, while not affecting the functioning of the abrasive particles in the liquid slurries. Our filtration and purification systems thus enable semiconductor manufacturers to maintain acceptable manufacturing yields through the chemical mechanical planarization process. In addition, manufacturers use our consumable polyvinyl alcohol (PVA) roller brushes to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations.

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

Etch and Resist Strip. Etch is the process of selectively removing precise areas of thin films that have been deposited on the surface of a wafer. The hardened photoresist protects the remaining material that makes up the circuits. During etch, specific areas of the film not covered by photoresist are removed to leave a desired circuit pattern. Similarly, resist strip is a process of removing the photoresist material from the wafer after the desired pattern has been etched on the wafer. Emerging advanced etch and resist strip applications require precisely controlled gas chemistries and flow rates in order to achieve precise etch and resist strip characteristics. Our gas filters and purifiers help assure the purity of these process gas streams, and our consumable graphite components deliver, baffle and confine these process gases during the etch process.

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

Our wafer and reticle carriers are high-purity “micro-environments” which carry wafers between each of the above process steps, protecting them from damage and contamination during these transport operations. Our fluid handling components assure the delivery of pure liquid chemicals to each of these process steps. Front-end wafer processing can involve hundreds of steps and take several weeks. As a result, a batch of 25 fully processed wafers, the standard number of wafers that can be transported in one of our 200 mm and 300 mm products, can be worth several million dollars. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be handled carefully and precisely to minimize damage. Thus, in the case of wafer carriers, precise wafer positioning, highly reliable and predictable cassette interface dimensions and advanced materials are crucial. The failure to prevent damage to wafers can severely impact integrated circuit performance, render an integrated circuit inoperable or disrupt manufacturing operations. Our products enable semiconductor manufacturers to: minimize contamination (semiconductor processing is now so sensitive that ionic contamination in certain processing chemicals is measured in parts per trillion); protect semiconductor devices from electrostatic discharge and shock; avoid process interruptions; prevent damage or abrasion to wafers and materials during automated processing caused by contact with other materials or equipment; prevent damage due to abrasion or vibration of work-in-process and finished goods during transportation to and from customer and supplier facilities; and eliminate the dangers associated with handling toxic chemicals.

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

Semiconductor manufacturing has become increasingly complex in recent years as new technologies have been introduced to enhance device performance and as larger wafer sizes have been introduced to increase production efficiencies. This increasing complexity of semiconductor devices has resulted in a number of challenges including the need for more complex, higher-precision liquid and gas delivery, measurement, control and purification systems and subsystems in the front-end manufacturing processes in order to improve time-to-market, reduce manufacturing costs, improve production quality and enhance product reliability. To address these challenges, semiconductor equipment companies and device manufacturers are outsourcing the design and manufacture of liquid delivery, measurement, control and purification systems, subsystems, components, and consumables to us and to other well-established subsystem and component companies that have worldwide presence and leading technologies. The design and performance of those liquid delivery systems, subsystems, components and consumables are critical to the front-end semiconductor manufacturing process because they directly affect cost of ownership and manufacturing yields. We continually seek opportunities to work with our customers to address these challenges.

Also in response to these challenges and to achieve continued productivity gains, semiconductor manufacturers have become increasingly focused on materials management solutions that enable them to safely store, handle, process and transport critical materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. The need for efficient and reliable materials management is particularly important as new materials are introduced. Further processing wafers in higher manufacturing technology nodes, larger wafers and finer line widths is more costly and more complex than for smaller wafer sizes and larger line widths. In addition, new materials and circuit shrinkage create new contamination and material compatibility risks, rendering larger wafers more vulnerable to damage or contamination. We believe that these challenges provide opportunities for our advanced purification, dispense, shipping, transport, process and storage products and systems. We also seek to bring our advanced polymer manufacturing and advanced tool design capabilities to bear on these challenges to provide our customers with innovative materials-based solutions.

Many of the processes used to manufacture semiconductors are also used to manufacture photovoltaic cells, LEDs, flat panel displays and magnetic storage devices resulting in the need for similar filtration, purification, control and measurement capabilities. We seek to leverage our products and expertise in serving semiconductor applications to address these important market opportunities.

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

Comprehensive and Diverse Product Offerings. The semiconductor manufacturing industry is driven by rapid technological changes and intense competition. We believe that semiconductor manufacturers are seeking process control suppliers who can provide a broad range of reliable, flexible and cost-effective products, as well as the technological and application design expertise necessary to deliver effective solutions. Our comprehensive product offering enables us to meet a broad range of customer needs and provide a single source of flexible product offerings for semiconductor device and capital equipment manufacturers as they seek to consolidate their supplier relationships to a smaller select group. In addition, we believe manufacturers of semiconductor tools are looking to their suppliers for subsystems that provide more integrated functionality and that seamlessly communicate with other equipment. We believe our offering of consumables and equipment, as well as our ability to integrate them, allows us to provide advanced subsystems.

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

Technology Leadership. With the emergence of smaller and more powerful semiconductor devices, and the deployment of new materials and processes to produce them, we believe there is a need for greater materials management within the semiconductor fabrication process. We seek to extend our technology by developing advanced products that address more stringent requirements for greater purification, protection and transport of high value-added materials and for contamination control, fluid delivery and monitoring, and system integration. We have continuously improved our products as our customers’ needs have evolved. For example, we have developed proprietary materials blends for use in our wafer handling product family that address the contamination concerns of advanced semiconductor processing for below 32 nanometers; we have also developed next-generation 300 mm wafer handling products utilizing advanced materials and have been active in the development of products for handling 450 mm wafers. We have also expanded upon our proprietary two-stage dispense technology with integrated filtration for photoresist delivery, where the photoresist is filtered through one pump and precisely dispensed through a second pump at a different flow rate to reduce defects on wafers.

Strong Customer Base. We have established ongoing relationships with many leading original equipment manufacturers (OEMs) and materials suppliers in our key markets. These industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage, which has facilitated our ability to introduce new products and applications that meet our customers’ needs. For example, we work with our key customers at the pre-design and design stages to identify and respond to their requests for current and future generations of products. We target opportunities to offer new technologies in emerging applications, such as copper plating, chemical mechanical planarization, wet-dry cleaning systems and photolithography. We believe that our large customer base will continue to be an important source of new product development opportunities.

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

OUR SEGMENTS

We design, manufacture and market our products through three segments: (i) our contamination control solutions segment, which offers a wide range of products that purify, monitor and deliver critical liquids and gases to the semiconductor manufacturing process and similar manufacturing processes, (ii) our microenvironments segment, which offers products to preserve the integrity of wafers, reticles and electronic components at various stages of transport, processing and storage and (iii) our specialty materials segment, which offers materials, components and services to a wide range of customers in the semiconductor industry and in adjacent and unrelated industries. Each segment has dedicated manufacturing resources, and is composed of several product-focused business units. Each product-focused business segment has its own dedicated marketing and engineering, research and development resources. There follows a detailed description of our three segments:

CONTAMINATION CONTROL SOLUTIONS

Liquid Filtration Products: Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly affect the cost of ownership and manufacturing yield. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene flat sheet membranes that offer improved bubble clearance and gel removal to prevent defects in the wafers that occur if these elements are not removed. Our low hold-up volume disposable filters, with flat sheet membranes, use our Connectology ™ technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during changeout.

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

We offer a wide variety of measurement and control products for high-purity and corrosive applications. For electronic measurement and control of liquids, we provide a complete line of pressure and flow measurement and control products as well as all-plastic capacitance sensors for leak detection, valve position, chemical level and other measurements. We also offer a complete line of sight tube-style flowmeters and mechanical gauge pressure measurement products. In addition, we offer a line of consumable PVA roller brush products to clean the wafer following the chemical mechanical planarization process. Our unique Planarcore™ PVA roller brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer-to-wafer cleaning performance.

Gas Filtration Products. Our Wafergard®, ChamberGard™ and Waferpure® particle and molecular filtration products purify the gas entering the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce outgassing and improve corrosion resistance. Our Waferpure® and Aeronex Gatekeeper® purifiers chemically react with and absorb volatile contaminants, such as oxygen and water, to prevent contamination, and our ChamberGard™ vent diffusers reduce particle contamination and processing cycle times. We offer a wide variety of gas purification products to meet the stringent requirements of semiconductor processing. Our Aeronex Gas Purification Systems contain dual-resin beds, providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers. Our product line also includes filter housings and hybrid media chemical air filters which purify air entering exposure tool and process tool enclosures and remove airborne molecular contaminants.

MICROENVIRONMENTS

Our microenvironment products fall into three sub-categories, wafer and reticle handling products, wafer shipping products and data storage products.

Wafer and Reticle Handling Products. We are a global producer of wafer and reticle handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet a spectrum of industry standards and customers’ wafer handling needs including front opening unified pods or “FOUPs”, wafer transport and process carriers, standard mechanical interface or “SMIF” pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer carriers in a variety of materials and in sizes ranging from 100 mm through 300 mm.

We are also a global provider of mask and reticle handling products, including reticle SMIF pods for the protection of extremely valuable and contamination-sensitive lithography reticles. Through our Clarilite -branded product offerings, we are providing our customers with leading edge contamination control solutions.

Wafer Shipping Products. We are a global provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers or finished wafers shipped to back end processors. We lead the market with our extensive, high-volume line of Ultrapak® and Crystalpak® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150 and 200 mm wafers. We also offer a full-pitch, front-opening shipping box, or FOSB, for the transportation and automated interface of 300 mm wafers. We offer a complete shipping system, including both wafer shipping containers as well as secondary packaging that provides another level of protection for wafers.

We currently offer outsourcing programs for wafer and device transportation and protection for both wafer manufacturing and wafer handling products. Our Wafercare® and DeviceCareSM services include product cleaning, certified re-use services for shipping products, on-site and off-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customers needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

Data Storage Products. As is the case with the semiconductor industry, the data storage market continues to face new challenges and deploy new technologies at an accelerating rate. We provide products and solutions to manage two critical sectors of this industry: magnetic disks and the read/write heads used to read and write today’s higher density disks. Because both of these hard disk drive components are instrumental in the transition to more powerful storage solutions, we offer products that protect and maintain the integrity of these components during their processing, storage and shipment. Our product offerings for magnetic hard disk drives include process carriers, boxes, packages, tools and shippers for aluminum and other disk substrates. Our optical hard disk drive products include stamper cases, process carriers, boxes and glass master carriers. Our read/write head products include transport trays, carriers, handles, boxes, individual disk substrate packages and accessories.

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

SPECIALTY MATERIALS

Our specialty materials products fall into two sub-categories, Poco Graphite Products and Specialty Coating Products. These products all provide high-value materials science enabling solutions in the form of materials, components or services that provide corrosion, high temperature, wear and chemical resistance, electrical and thermal conductivity and biocompatibility to a wide range of customers both within the semiconductor industry and in adjacent and unrelated industries.

Poco Graphite Products. These products are made from specialized graphite or silicon carbide. Our Poco Graphite products sold to the semiconductor industry are used for critical components for semiconductor manufacturing equipment at various stages of the semiconductor manufacturing process including CVD, where our expendable graphite chamber liners and shower heads are critical components used in the CVD chamber; wet etch and clean, where our consumable graphite components deliver, baffle and confine the process gases during the etch process; and ion implant, where our consumable graphite components are critical elements of ion implantation equipment. In addition, our Poco Graphite high-quality graphite is used as precision consumable electrodes for electrical discharge machining, a non-contact precision thermoelectric machining process for hard and exotic metals and other materials. Poco Graphite also manufactures a number of graphite hot glass contact materials for use in the manufacture of glass containers. Finally, Poco Graphite manufactures a number of graphite consumable products for various industrial applications including bushings and thrust washers for aerospace applications, substrates for industrial print heads, components for scan heads in industrial optical applications, cathodes for fuel cells and materials to manufacturers of artificial heart valves for human implantation.

Specialty Coating Products. We offer a variety of high-performance specialty coatings for critical components used in semiconductor and other high-technology manufacturing operations. These components, often in highly complex geometries, are coated by means of a proprietary low-temperature, plasma-assisted CVD process to provide corrosion and abrasion resistance and desired conductivity and hydrophobicity properties. We also provide complex assemblies such as electrostatic chucks for ion implant equipment, where our coatings prevent contamination of the process. Our coatings are also used in other high-technology applications such as aerospace optical components.

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

OUR CUSTOMERS AND MARKETS

Our major semiconductor customer groups include integrated circuit device manufacturers, OEMs that provide equipment to integrated circuit device manufacturers, gas and chemical manufacturing companies and manufacturers of high-precision electronics. Our major non-semiconductor customers for our Poco Graphite products include electrical discharge machining customers, glass container manufacturers, aerospace manufacturers and manufacturers of biomedical implantation devices.

Our most significant customers based on sales in fiscal 2010 include leading device makers such as Samsung America Inc., ST Micro, Taiwan Semiconductor Manufacturing Co. Ltd. and UMC Group, leading OEM companies such as ASML and Tokyo Electron and leading wafer grower companies such as MEMC, Siltronic AG and SUMCO Oregon Corp. We also sell our products to flat panel display OEMs, materials suppliers and end users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In 2010, 2009 and 2008, net sales to our top ten customers accounted for approximately 28%, 29% and 26%, respectively, of our net sales. During those same periods no single customer accounted for more than 10% of our net sales and international net sales represented approximately 71% of our net sales each year. Over 3,200 customers purchased products from us during 2010.

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

SALES AND MARKETING

We sell our products worldwide, primarily through our direct sales force and strategic distributors located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2010, our sales and marketing force consisted of approximately 430 employees worldwide. Our direct sales force is also supplemented by independent sales representatives and agents.

Our semiconductor marketing efforts focus on our “push/pull” marketing strategy in order to maximize our selling opportunities. We work with OEMs to persuade them to design tools that require our products and we create end-user “pull” demand by persuading semiconductor manufacturers to specify our products. Our industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage, which has facilitated our ability to introduce new products and applications that meet our customers’ needs. In addition, we are constantly identifying for our customers the variety of analytical, purification and process control challenges that may be addressed by our products. Further, we adapt our products and technologies to resolve process control issues identified by our customers. Our sales representatives provide our customers with worldwide support and information about our products.

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

• customer service and support;

We believe that we compete favorably with respect to all of the factors listed above, but we cannot assure you that we will continue to do so. We believe that our key competitive strengths include our broad product line, the low total cost of ownership of our products, our ability to provide our customers with quick order fulfillment and our technical expertise. However, our competitive position varies depending on the market segment and specific product areas within these segments. While we have longstanding relationships with a number of semiconductor and other electronic device manufacturers, we also face significant competition from companies that have longstanding relationships with other semiconductor and electronic device manufacturers and, as a result, have been able to have their products specified by those customers for use in manufacturers’ fabrication facilities. In the markets for our consumable products, we believe that our differentiated membrane and materials management technologies, strong supply chain capabilities that allow us to provide our customers with quick order fulfillment, and technical expertise, which enables us to develop membranes to meet specific customer needs and assist our customers in improving the functionality of our membranes for particular applications, allow us to compete favorably. In these markets our competitors compete against us on the basis of price, as well as alternative membrane technology having different functionality, manufacturing capabilities and breadth of geographic presence.

The market for our products is highly fragmented, and we compete with a number of different companies. Our liquid filtration- control products compete with product offerings from a wide range of companies including both large companies such as Pall Corporation as well as small Asian filter manufacturers. Our contamination control components and systems also face worldwide competition from companies such as Saint-Gobain, Parker, Gemu, Donaldson and Iwaki Co., Ltd. Our gas filtration products compete with companies such as SAES Puregas and Mott Metallurgical Corporation. Our microenvironment product lines face competition largely on a product-by-product basis. We face competition from companies such as Miraial (formerly Kakizaki), Dainichi and Shin-Etsu Polymer and from regional suppliers such as e.PAK Resources Pte. Ltd. These companies compete with us primarily in 200 mm and 300 mm applications. Our data storage and finished electronic components products compete with companies such as ITW/Camtex, Peak International and 3M and from regional suppliers. Our Poco Graphite products compete with products manufactured by companies such as Mersen (France), Tokai Carbon (Japan) and Toyo Tanso (Japan). Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. We believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our aggregate engineering, research and development expenses in 2010, 2009 and 2008 were $43.9 million, $35.0 million and $40.1 million, respectively. As of December 31, 2010, we had approximately 195 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto when we believe it is in our long-term interests to do so.

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

Key elements of our engineering, research and development expenditures over the past three years have included the development of new product platforms to meet the manufacturing needs for 90, 65, 45, 32 nanometer and smaller semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes and increased needs for tighter process control for 300 mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) photolithography, and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. Additional investments were made in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our engineering, research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), a consortium of semiconductor equipment suppliers. For example, we have participated with SEMI to develop specifications and with a major customer to develop wafer handling products for 450mm wafers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

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

•

Tool Making. We employ tool development staff in the United States and Malaysia and have tool-making capabilities in Malaysia. Our toolmakers produce the majority of the tools we use throughout the world.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of January 20, 2011 our patent portfolio included 287 current U.S. patents, 593 current foreign patents, including counterparts to U.S. filings, 50 pending U.S. patent applications, 11 pending filings under the Patent Cooperation Treaty not yet nationalized and 458 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described below, these licenses are not currently related to any of our core product technology.

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

EMPLOYEES

As of February 18, 2011, we had approximately 2,600 full-time employees, as well as approximately 375 temporary employees. Approximately 200 of our full-time employees work in engineering, research and development and approximately 425 work in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain European countries.

INFORMATION ABOUT OUR OPERATING SEGMENTS

Our financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD). In 2010, 2009, and 2008 approximately 71% of our net sales were made to customers outside North America. Industry and geographic segment information is discussed in Note 20 to the Entegris, Inc. Consolidated Financial Statements (the “Financial Statements”) included in response to Item 8 below, which Note is incorporated herein by reference.

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

Entegris’ products are made from a wide variety of raw materials that are generally available in quantity from alternate sources of supply. However, certain materials included in the Company’s products, such as certain filtration membranes used by our Contamination Control Solutions segment, polymer resins used by our Microenvironments segment and petroleum coke used by our Specialty Materials segment are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could interrupt our manufacturing operations and result in an adverse effect on the Company’s results of operations. Furthermore, a significant increase in the price of one or more of these components could also adversely affect the Company’s results of operations.

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

EXECUTIVE OFFICERS

The following is a list, as of December 31, 2010, of our Executive Officers. All of the Corporate Officers listed below were elected to serve until the first Directors Meeting following the 2011 Annual Stockholders Meeting. All of the Other Executive Officers Listed below were appointed to their current positions by Corporate Officers.

Name	Age	Office	First Appointed To Office*
CORPORATE OFFICERS

Gideon Argov	54	President & Chief Executive Officer	2004

Gregory B. Graves	50	Executive Vice President, Chief Financial Officer & Treasurer	2002

Bertrand Loy	45	Executive Vice President & Chief Operating Officer	2001

Peter W. Walcott	64	Senior Vice President, Secretary & General Counsel	2001

John J. Murphy	58	Senior Vice President, Human Resources	2005

OTHER EXECUTIVE OFFICERS

Lynn L. Blake	44	Vice President of Finance, Chief Accounting Officer	2007

Todd Edlund	48	Vice President, General Manager, Contamination Control Solutions Division	2007

Gregory C. Morris	53	Vice President, Global Sales	2008

William Shaner	43	Vice President, General Manager, Microenvironments Division	2007

*	With either the Company or a predecessor company

Gideon Argov has been our President and Chief Executive Officer and a director since the effectiveness of our merger with Mykrolis. He served as the Chief Executive Officer and a director of Mykrolis since November 2004. Prior to joining Mykrolis, Mr. Argov was a Special Limited Partner at Parthenon Capital, a Boston-based private equity partnership, since 2001. He served as Chairman, Chief Executive Officer and President of Kollmorgen Corporation from 1991 to 2000. From 1988 to 1991 he served as Chief Executive Officer of High Voltage Engineering Corporation. Prior to 1988, he led consulting engagement teams at Bain and Company. He is a director of Interline Brands, Inc. and X-Rite Incorporated.

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

Bertrand Loy served as our Executive Vice President and Chief Administrative Officer from the effectiveness of the merger with Mykrolis until July 2008, when he assumed his current position as Chief Operating Officer. He served as the Vice President and Chief Financial Officer of Mykrolis from January 2001 until the Merger. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore Corporation from April 1999 until December 2000. From 1995 until 1999, he served as the Division Controller for Millipore’s Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan. Mr. Loy serves on the board of BTU International, Inc., a publicly held supplier of advanced thermal processing equipment.

Peter W. Walcott has been our Senior Vice President, Secretary and General Counsel since the effectiveness of the merger with Mykrolis. He served as the Vice President, Secretary and General Counsel of Mykrolis since October 2000. Mr. Walcott served as the Assistant General Counsel of Millipore Corporation from 1981 until March 2001.

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

Lynn L. Blake has been our Vice President of Finance and Chief Accounting Officer since June of 2007. Prior to that time she served as Corporate Controller at MTS Systems Corporation, a global manufacturing company specializing in advanced engineering systems for mechanical testing applications, from 2002 to 2007. Prior to 2002, Lynn held a variety of finance and accounting management positions at companies including Carlson Companies, Gartner Institute, Cowles Media Corporation, and Honeywell International, Inc.

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

Gregory C. Morris has been Vice President, General Manager, Global Field Operations since 2008. Prior to that time, Mr. Morris was our North American Regional Sales Director since 2007, and the head of our Finished Electronics Products group from 2005 until 2007. Mr. Morris was President of the Entegris Minnesota Data Storage Business Unit from 2003-2005. From 2000 to 2003 Mr. Morris acted as General Manager of a wholly-owned subsidiary Entegris Minnesota. Prior to 2000, Mr. Morris held a variety of positions with our predecessor companies since 1992.

William Shaner has been our Vice President and General Manager, Microenvironments Division since 2007. He has served in a variety of sales, marketing, business development and engineering roles since joining Entegris in 1995.

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

Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly cyclical with periodic significant downturns, which often have resulted in significantly decreased expenditures by semiconductor manufacturers. Even moderate cyclicality can cause our operating results to fluctuate significantly from one period to the next. We experienced significant revenue deterioration due to a severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. We are unable to predict the ultimate duration and severity of future downturns for the semiconductor industry.

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

We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have a significant impact on our operating results. Our top ten customers accounted for 28%, 29%, and 26%, of our net sales in 2010, 2009 and 2008, respectively. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our net sales and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge or are acquired, we may experience lower overall sales from the merged or surviving companies. Because one of our strategies has been to develop long-term relationships with key customers in the product areas in which we focus, and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

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

We operate in a highly competitive industry. We compete against many domestic and foreign companies that have substantially greater manufacturing, financial, research and development and marketing resources than we do. In addition, some of our competitors may have more developed relationships with our existing customers than we do, which may enable them to have their products specified for use more frequently by these customers. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal manufacturing versus outsourcing. As more OEMs dispose of their manufacturing operations and increase the outsourcing of their products to liquid and gas delivery system and other component companies, we may face increasing competitive pressures to grow our business in order to maintain our market share. If we are unable to maintain our competitive position, we could experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and a loss of market share. Further, we expect that existing and new competitors will improve the design of their existing products and will introduce new products with enhanced performance characteristics. The introduction of new products or more efficient production of existing products by our competitors could diminish our market share and increase pricing pressure on our products. Further, customers continue to demand lower prices, shorter delivery times and enhanced product capability. If we do not respond adequately to such pressures, we could lose customers or orders. If we are unable to compete successfully, we could experience pricing pressures, reduced gross margins and order cancellation, which could have a material adverse effect on our results of operations.

The limited market acceptance of our 300 mm shipper products as well as our other products could continue to harm our operating results.

The broad adoption of 300 mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made substantial investments in our 300 mm wafer shipping products, but there is no guarantee that our customers will adopt our 300 mm wafer shipping product lines as they convert existing 200 mm wafer fabrication facilities to the fabrication of 300 mm wafers or build new 300 mm wafer fabrication facilities. Sales of our shipping products for these applications has to date and could continue in the future be modest and we might not recover our development costs.

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

We may acquire other businesses, form joint ventures or divest businesses that could negatively affect our profitability, require us to incur debt and dilute your ownership of our company.

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

Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. Alternatively, we may be required to undertake multiple transactions at the same time in order to take advantage of acquisition opportunities that do arise; this could strain our ability to effectively execute and integrate these transactions. We would consider a variety of financing alternatives for each acquisition which could include borrowing funds, reducing our cash balances or issuing additional shares of our common stock to complete an acquisition. This could impair our liquidity and dilute your ownership of our Company. Further, we may not be able to successfully integrate any acquisitions that we do make into our existing business operations and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets including goodwill related to future acquisitions. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

We may not effectively penetrate new markets.

Part of our business strategy is to leverage our expertise in our core competencies for growth in new and adjacent markets, such as photovoltaic cells, LEDs, flat panel displays, lithium ion batteries and magnetic storage devices. Our ability to grow our business could be limited if we are unable to execute on this strategy.

If we do not generate sufficient cash, our ability to operate may be impeded.

If the Company’s future financial performance fails to generate sufficient cash to meet our working capital needs, then we will have to take significant further measures to reduce net cash expenditures. If we are unable to generate sufficient cash by these means, we may be required to draw on our credit facility, seek debt or equity financing or sell assets in order to have sufficient liquidity to meet our obligations or for our operations. We cannot assure you that we will be able to raise additional funds in a timely manner, on reasonable terms, or at all.

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

In addition, suppliers may discontinue production of polymers specified in certain of our products, requiring us in some instances to certify an alternative source with our customers. If we are unable to obtain an adequate quantity of such supplies for any reason, our manufacturing operations may be adversely affected. Obtaining alternative sources would likely result in increased costs and shipping delays, which could decrease profitability and damage our relationships with current and potential customers.

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

Our membrane manufacturing operations may be disrupted if we are unable to successfully transition manufacturing to our own facility.

The Fourth Amended and Restated Membrane Manufacturing Agreement (the “Membrane Agreement”) between us and Millipore Corporation, dated January 10, 2011, provides that our lease of space in Millipore’s Bedford, Massachusetts facility and our right to use certain manufacturing equipment owned by Millipore expires on March 31, 2014. Securing and outfitting a replacement membrane manufacturing plant will require significant lead time and capital investment. In addition, the transition of membrane manufacturing operations to a new facility will be complex and time consuming. A failure to execute the transition effectively and expeditiously might result in a loss of customers and exposure to product liability claims.

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

We make significant cash expenditures to engineer, research, develop and market new products. For example, we incurred $43.9 million, $35.0 million and $40.1 million of engineering, research and development expense in

2010, 2009 and 2008, respectively. The development period for a product can be as long as five years. Following development, it may take an additional two to three years for sales of that product to reach a substantial level, if ever. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our profitability could decline and our prospects could be harmed.

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

In order to enhance the efficiency and cost effectiveness of our manufacturing operations, we expect to move several product lines from one of our plants to another and to consolidate manufacturing operations in certain of our plants. For example, in the fourth quarter of 2009 we completed the closure of our largest North American plant, located in Chaska, Minnesota, and the transfer of its manufacturing activities to our Kulim, Malaysia and Colorado Springs, Colorado plants. Our product lines involve technically complex manufacturing processes that require considerable expertise to operate. If we are unable to establish stable processes to efficiently and effectively produce high quality products in relocated manufacturing processes in the destination plant, production may be disrupted and we may not be able to deliver these products to meet customer orders in a timely manner, which may cause us to lose credibility with our customers and harm our business. There can be no assurance that these complex manufacturing processes can be stabilized and that the cost savings that we anticipate will be achieved.

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

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, as described in Item 3, “Legal Proceedings,” below, we recently settled multiple patent litigations with Pall Corporation. We prosecuted and defended these cases vigorously and incurred substantial costs in pursuing them. It may become necessary for us to initiate other costly patent litigation against this or other competitors in order to protect and/or perfect our intellectual property rights. We cannot predict how any existing or future litigation will be resolved or what their impact will be on us.

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

Sales to customers outside the United States accounted for approximately 71% of our net sales in 2010, 2009 and 2008. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These conditions have had a significant adverse impact on our industry and financial condition and results of operations. There may be further change in the global economy, which could lead to further challenges in our business and negatively impact our financial results. The current tightness of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be further materially and adversely affected.

An increased concentration of wafer manufacturing in Japan could result in lower sales of our wafer shipper products.

A large percentage of the world’s 300 mm raw silicon wafer manufacturing currently takes place in Japan. Our market share in Japan is currently lower than in other regions we serve. If we are not able to successfully leverage our local manufacturing capability and increase market share in Japan, we may not be able to maintain our global market share in wafer shipper products, especially if 300 mm wafer manufacturing in Japan continues to increase.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and hurt our profitability.

Terrorist attacks may negatively affect our operations and any security we issue. There can be no assurance that there will not be future terrorist attacks against the United States or U.S. businesses. These attacks or other armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include headquarters, research and development and manufacturing facilities in the United States; sales, research and development and manufacturing facilities in Japan, South Korea and Malaysia; and sales and service facilities in Europe and Asia. Attacks may also disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for our facilities. Furthermore, such attacks may make travel and the transportation of our supplies and products more difficult and more expensive and may ultimately affect the sales of our products in the United States and overseas. As a result of terrorism, the United States may enter into additional armed conflicts, which could have a further impact on our domestic and international sales, our supply chain, our production capacity and our ability to deliver products to our customers. The consequences of these armed conflicts and the associated instability are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business and any security we issue.

Risks Related to Owning our Securities

The price of our common stock has been volatile in the past and may be volatile in the future.

The price of our common stock has been volatile in the past and may be volatile in the future. For example, in fiscal year 2010, the closing price of our stock on The NASDAQ Global Select Market (“NASDAQ”) ranged from a low of $3.64 to a high of $7.70 and in fiscal year 2009, the closing price of our stock on NASDAQ ranged from a low of $0.52 to a high of $5.62.

The trading price of our common stock is subject to significant volatility in response to various factors, some of which are beyond our control including the following: the failure to meet the published expectations of securities analysts; changes in financial estimates by securities analysts; press releases or announcements by, or changes in market values of, comparable companies; volatility in the markets for high-technology stocks, general stock market price and volume fluctuations, which are particularly common among securities of high-technology companies; stock market price and volume fluctuations attributable to inconsistent trading volume levels; the cyclicality of the semiconductor industry and current industry downturn; our performance; our ability to repay when due any debt obligations we may incur in the future; our ability to respond to rapid shifts in demand; our ability to compete effectively; loss of key customers or decline in order volumes for new and existing products; our high fixed costs; manufacturing difficulties; risks associated with our significant foreign operations; additions or departures of key personnel; involvement in or adverse results from litigation; and perceived dilution from stock issuances.

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

In accordance with U.S. generally accepted accounting principles, we review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its undiscounted cash flows, the asset will be written down to its fair value. As a result of the company experiencing a sustained and significant decline in its stock price and a significant decline in the current and forecasted business levels during the third and fourth quarters of fiscal year 2008 and first quarter of fiscal year 2009, we reviewed the value of our long-lived assets and determined that none of our long-lived assets were impaired. The determination was based on reviewing estimated undiscounted cash flows for our asset groups, all of which were greater than their carrying values. As required under U.S. generally accepted accounting principles, the long lives asset impairment analyses occurred before the company’s goodwill impairment assessments.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during each of the years 2007 and 2006, a material weakness in internal control over financial reporting was identified. Each of these material weaknesses represented a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected. In addition, we restated our interim financial statements for the first quarter on 2008 as a result of two significant deficiencies we identified which aggregated to a material weakness. None of the material weaknesses in 2006 or 2007 required the restatement of any of our annual financial statements.

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

We currently do not, and do not intend to, pay cash dividends on our common stock in the foreseeable future. Furthermore, our Restated Credit Agreement contains restrictions that limit our ability to pay dividends. We expect that we will retain all available earnings generated by our operations for business operations and potential future debt service.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing, design and equipment cleaning facilities in the United States, Japan, France, Taiwan and Malaysia. Information about our principal facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing(1)	175,000	Leased(2)
Chaska, Minnesota	Executive Offices, Research & Manufacturing(1) (3)	192,000	Owned
Colorado Springs, Colorado	Manufacturing(3)	82,000	Owned
Decatur, Texas	Manufacturing(4)	359,000	Owned
Montpellier, France	Cleaning Services(3)	53,000	Owned
Yonezawa, Japan	Manufacturing(1) (3)	196,000	Owned
Kulim, Malaysia	Manufacturing(1) (3)	195,000	Owned

1.	Facility used by our Contamination Control Solutions Division.
2.	This lease expires March 31, 2014, but is subject to two five-year renewal options.
3.	Facility used by our Microenvironments Division.
4.	Facility used by our Specialty Materials Division.

We lease approximately 4,200 square feet of manufacturing space in a facility located at 80 Ashby Road, Bedford, Massachusetts owned by Millipore Corporation pursuant to a Fourth Amended and Restated Membrane Manufacturing and Supply Agreement that expires December 31, 2014. We also lease approximately 13,000 square feet of research and development and manufacturing office space located in San Diego, California. Approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, Massachusetts was assumed pursuant to the Mykrolis acquisition of Extraction Systems, Inc. in 2005.

We also lease an aggregate of approximately 12,000 square feet of office, research and development and manufacturing space in three buildings located in Burlington, Massachusetts which we acquired in connection with our acquisition of a specialty coatings business. These leases are for a term expiring December 31, 2011.

We maintain a worldwide network of sales, service, repair and cleaning centers in the United States, Germany, France, Japan, Taiwan, Singapore, China and South Korea. Leases for our facilities expire through March 2014. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms. In addition, one of our subsidiaries owns an approximately 40,000 square foot facility near Seoul, South Korea which is used for manufacturing, research and development by our Contamination Control Solutions Division.

We believe that our facilities are well-maintained and suitable for their respective operations. All of our facilities are generally utilized within a normal range of production volume. In addition to our operating facilities, our former headquarters building in Chaska, Minnesota is unoccupied and held for sale.

Item 3.	Legal Proceedings.

The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of December 31, 2010.

As previously disclosed: (i) on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by certain fluid separation systems and related assemblies used in photolithography applications manufactured and sold by Pall Corporation; (ii) on December 16, 2005 Pall Corporation filed a lawsuit against the Company in U.S. District Court for the Eastern District of New York alleging infringement of two of plaintiff’s patents by one of the Company’s gas filtration products and by the packaging for certain of the Company’s liquid filtration products; (iii) on April 6, 2006 the Company filed a second lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No.7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by Pall; (iv) on August 23, 2006 the Company filed a third lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by Pall; and (v) on May, 4, 2007 Pall Corporation filed a second lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging that certain of the Company’s point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents.

In each of the above lawsuits the plaintiff sought damages and/or injunctive relief against the alleged infringement.

On January 13, 2011 the Company and Pall Corporation entered into a Release, Settlement and License Agreement that effects a comprehensive settlement of all of the above patent infringement litigation pending between the companies. Among other things the terms of this settlement permits both companies to continue to manufacture their existing product lines. In accordance with the terms of this settlement, a stipulation and proposed order of dismissal was filed with the appropriate court for each of the above lawsuits within 5 days following the above settlement date.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Entegris’ Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ National Market System under the symbol “ENTG”. The following table sets forth the highest and lowest sale prices of the Company shares during fiscal 2010 and 2009. As of February 10, 2011 there were 1,371 shareholders of record.

	Fiscal 2010		Fiscal 2009
	Low	High	Low	High
First quarter	$3.61	$5.45	$0.50	$2.55
Second quarter	$3.69	$6.83	$0.85	$3.43
Third quarter	$3.72	$5.15	$2.53	$4.56
Fourth quarter	$4.53	$7.73	$3.55	$5.75

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business operations and does not anticipate paying any cash dividends in the foreseeable future. On July 27, 2005 the Entegris Board of Directors declared a dividend of one common stock purchase right for each share of Entegris Common Stock outstanding to shareholders of record on August 8, 2005, payable on August 8, 2005. For a description of the Common Stock Rights Plan see “Other Information” in Item 1 above. Each right generally entitles the holder to purchase one one-hundredth of a share of a series of preferred stock of Entegris at a price of $50.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,678,298	$6.10	9,493,969
Equity compensation plans not approved by security holders	322,480	$8.42	N/A

Total	5,000,778	$6.25	9,493,969

Comparative Stock Performance

The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from August 26, 2005 through December 31, 2010 with cumulative total return of (1) The NASDAQ Composite Index (NASDAQ), and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading August 26, 2005 in Entegris, Inc. common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

	August 26, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Entegris, Inc.	$100.00	$91.10	$104.64	$83.46	$21.18	$51.05	$72.22
NASDAQ Composite	$100.00	$103.85	$114.65	$130.55	$78.38	$113.93	$134.61
Phila. Semi. Index	$100.00	$103.47	$101.68	$89.47	$47.24	$81.50	$115.54

Issuer Purchases of Equity Securities

None

Item 6.	Selected Financial Data

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

(In thousands, except per share amounts)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Operating Results
Net sales	$688,416	$398,644	$554,699	$626,238	$672,882
Gross profit	310,643	137,812	211,515	266,237	305,078
Selling, general and administrative expenses	147,051	117,001	147,531	163,918	170,702
Engineering, research and development expenses	43,934	35,039	40,086	39,727	38,074
Amortization of intangible assets	13,231	19,237	19,585	18,874	17,609
Impairment of goodwill	—	—	473,799	—	—
Restructuring charges	—	15,463	10,423	—	—
Operating profit (loss)	106,427	(48,928)	(479,909)	43,718	78,693
Income (loss) before income taxes and equity in affiliate earnings	101,481	(59,888)	(496,413)	56,619	89,556
Income tax expense (benefit)	15,006	(2,996)	19,201	10,356	26,936
Income (loss) from continuing operations	85,122	(57,759)	(515,897)	46,356	63,151
Net income (loss) attributable to Entegris, Inc.	84,356	(57,721)	(517,002)	44,359	63,466

Earnings Per Share Data
Diluted earnings (loss) per share—continuing operations	$0.63	$(0.49)	$(4.58)	$0.37	$0.45
Weighted average shares outstanding—diluted	133,174	117,321	112,653	126,258	138,872

Operating Ratios—% of net sales
Gross profit	45.1%	34.6%	38.1%	42.5%	45.3%
Selling, general and administrative expenses	21.4	29.3	26.6	26.2	25.4
Engineering, research and development expenses	6.4	8.8	7.2	6.3	5.7
Amortization of intangible assets	1.9	4.8	3.5	3.0	2.6
Impairment of goodwill	—	—	85.4	—	—
Restructuring charges	—	3.9	1.9	—	—
Operating profit (loss)	15.5	(12.3)	(86.5)	7.0	11.7
Income (loss) before income taxes and equity in affiliate earnings	14.7	(15.0)	(89.5)	9.0	13.3
Effective tax rate	14.8	5.0	(3.9)	18.3	30.1
Net income (loss) attributable to Entegris, Inc.	12.3	(14.5)	(93.2)	7.1	9.4

Cash Flow Statement Data
Depreciation and amortization	$41,198	$50,127	$46,343	$43,776	$42,905
Capital expenditures	16,794	13,162	26,987	26,919	30,860
Net cash provided by operating activities	140,898	4,193	66,260	132,017	96,076
Net cash (used in) provided by investing activities	(11,985)	(9,843)	(199,921)	50,800	(17,370)
Net cash (used in) provided by financing activities	(65,709)	(40,690)	82,681	(183,061)	(80,037)

Balance Sheet and Other Data
Current assets	$387,091	$267,458	$313,128	$382,621	$556,321
Current liabilities	107,634	73,910	79,356	125,749	92,699
Working capital	279,457	193,548	233,772	256,872	463,622
Current ratio	3.60	3.62	3.95	3.04	6.00
Long-term debt	—	52,492	150,516	20,373	2,995
Shareholders’ equity	459,619	346,192	336,170	852,309	1,015,980
Total assets	601,385	504,672	597,824	1,035,241	1,157,618
Return on average shareholders’ equity—%	20.9%	(16.9)%	(87.0)%	4.7%	6.3%
Shares outstanding at end of period	132,901	130,043	113,102	115,356	132,771

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read along with the consolidated financial statements and the accompanying notes to the consolidated financial statements included elsewhere in this document. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in the “FACTORS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS” section of this Item 7. The Company’s actual results may differ materially from those contained in any forward-looking statements.

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

The Company offers a diverse product portfolio which includes more than 17,000 standard and customized products that it believes provide the most comprehensive offering of contamination control solutions and microenvironment products and services to the microelectronics industry. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties and to the cautionary statement set forth below. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto, which are included elsewhere in this report.

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc., include:

•

Level of sales Since a significant portion of the Company’s product costs (except for raw materials, purchased components and direct labor) are largely fixed in the short to medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affect certain costs such as incentive compensation and commissions, which are highly variable in nature. The Company’s sales are subject to effects of industry cyclicality, technological change and substantial competition, including pricing pressures and foreign currency fluctuations.

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

Overall Summary of Financial Results for the Year Ended December 31, 2010

The Company’s financial results for the year ended December 31, 2010 reflected the continuation of the recovery from the global economic recession and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008.

The Company’s business downturn reached a trough during the first quarter of 2009. In the second quarter of 2009, the Company began to experience an upturn in bookings and sales of certain of its unit-driven, consumable products and recovery of the Company’s capital-driven product lines began in the third quarter. From a low point of $59.0 million in the first quarter of 2009, sales of the Company’s products and services rose steadily to $82.6 million, $110.7 million and $146.3 million in the second, third and fourth quarters of 2009, respectively. Quarterly sales increased to $160.5 million, $167.6 million, $178.2 million and $182.1 million in 2010.

Total net sales for the year ended December 31, 2010 were $688.4 million, up $289.8 million, or 73%, from sales of $398.6 million for the year ended December 31, 2009. Sales growth in 2010 reflected continued positive trends in the Company’s core semiconductor markets. Each of the Company’s three operating segments experienced significant net sales increases.

The sales increase in 2010 included favorable foreign currency translation effects of $18.4 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar, offset partly by a weaker Euro. The sales increase for 2010 also included sales of $6.1 million from the Company’s Pureline subsidiary, which was acquired in July 2009. Excluding these factors, net sales rose approximately 67% in 2010 when compared to 2009.

The Company reported considerably higher gross profit and an improved gross margin for 2010 compared to 2009. The gross margin rate for 2010 was 45.1% compared to 34.6% for 2009, mainly reflecting the significant year-over-year sales increase and the associated improvement in factory utilization.

The Company had higher year-over-year selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs for the year ended December 31, 2010 when compared to a year ago, primarily due to increased employee-related costs related to higher incentive costs and the absence of the temporary pay reductions and unpaid furloughs put in place in 2009 as temporary cost-saving measures.

As a result of the factors noted above, net earnings attributable to the Company were $84.4 million, or $0.63 per diluted share, for 2010 compared to a net loss attributable to the Company of $57.7 million, or $0.49 per diluted share, in 2009.

During 2010, the Company amended its revolving credit facility agreement. The amendments reduced the revolving credit commitment from $121.7 million to $60.0 million. In addition, the amendments provided greater flexibility for certain thresholds related to the Company’s capital expenditures and cash management covenants. The amendments did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility. As of December 31, 2010, the Company had no outstanding borrowings under the revolving credit facility and was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. See note 10 to the Company’s consolidated financial statements for additional detail.

During 2010, the Company’s operating activities provided cash flow of $140.9 million, allowing the Company to reduce its outstanding debt by $71.8 million. Cash and cash equivalents were $134.0 million at December 31, 2010 compared with $68.7 million at December 31, 2009. The Company had no outstanding short-term bank borrowings or long-term debt at December 31, 2010 compared with debt of $71.8 million at December 31, 2009.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, warranty and sales return obligations, inventories, long-lived assets, income taxes, and shared-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. For all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances when determining its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.1 million and $1.7 million at December 31, 2010 and 2009, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in product returns. At December 31, 2010 and 2009, the Company’s reserve for sales returns and allowances was $1.0 million and $0.9 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value inventory. In general, the Company’s inventories are recorded at the lower of cost or market value. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $6.4 million and $9.1 million at December 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets As of December 31, 2010, the Company had $126.7 million of net property, plant and equipment and $65.1 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

The Company’s long-lived assets are grouped with other assets and liabilities at the lowest level (asset groups) for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company has four significant asset groups, identified by assessing the Company’s identifiable cash flows and the interdependence of such cash flows: Contamination Control Solutions (CCS), Micro Environments (ME), Poco Graphite (POCO) and Entegris Specialty Coatings (ESC).

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

Based on improved economic conditions within the semiconductor industry and the absence of any other triggering events, the Company has not been required to perform impairment testing for any of its asset groups since the first quarter of 2009.

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

The Company had a U.S. net deferred tax asset position of $44.4 million and $57.2 million at December 31, 2010 and 2009, respectively, which comprises temporary differences and various credit carryforwards. Management has reviewed its U.S. deferred tax assets and has concluded that it is not more likely than not that the Company will realize certain net deferred tax assets.

The negative evidence of a cumulative three-year U.S. operating loss and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence. Accordingly, the Company maintained valuation allowances of $43.5 million and $57.2 million as of December 31, 2010 and 2009, respectively, with respect to net U.S. deferred tax assets.

The Company had net non-U.S. deferred tax asset positions before valuation allowance of $15.4 million and $14.9 million as of December 31, 2010 and 2009, respectively. At those dates, management determined that based upon the available evidence, a valuation allowance was required against non-U.S. deferred tax assets in certain tax jurisdictions. Accordingly, the Company maintained valuation allowances of $0.5 million and $0.4 million as of December 31, 2010 and 2009, respectively, with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Warranty Claims Accrual The Company records a liability for estimated warranty claims. The amount of the accrual is based on historical claims data by product group and other factors. Estimated claims could be materially different from actual results for a variety of reasons, including a change in product failure rates and service delivery costs incurred in correcting a product failure, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At December 31, 2010 and 2009, the Company’s accrual for estimated future warranty costs was $1.0 million and $0.9 million, respectively.

Share-Based Compensation U.S generally accepted accounting principles require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company must estimate the value of employee stock option and restricted stock awards on the date of grant.

The fair value of restricted stock and restricted stock unit awards is valued based on the Company’s stock price on the date of grant. The fair value of stock option awards is estimated on the date of grant using an option-pricing model affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Because share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it is recorded net of estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience and current expectations.

If the above factors change, and the Company uses different assumptions in future periods, the share-based compensation expense recorded may differ significantly from what was recorded in the current period.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the years ended December 31, 2010 and 2009. The Company’s historical financial data was derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Dollars in thousands)	2010		2009
		% of net sales		% of net sales
Net sales	$688,416	100.0%	$398,644	100.0%
Cost of sales	377,773	54.9	260,832	65.4

Gross profit	310,643	45.1	137,812	34.6
Selling, general and administrative expenses	147,051	21.4	117,001	29.3
Engineering, research and development expenses	43,934	6.4	35,039	8.8
Amortization of intangible assets	13,231	1.9	19,237	4.8
Impairment of goodwill	—	—	—	—
Restructuring charges	—	—	15,463	3.9

Operating income (loss)	106,427	15.5	(48,928)	(12.3)
Interest expense, net	3,516	0.5	9,215	2.3
Other expense, net	1,430	0.2	1,745	0.4

Income (loss) before income taxes and equity in net loss of affiliates	101,481	14.7	(59,888)	(15.0)
Income tax (benefit) expense	15,006	2.2	(2,996)	(0.8)
Equity in net loss of affiliates	1,353	0.2	867	0.2

Income (loss) from continuing operations	$85,122	12.4	$(57,759)	(14.5)

Net sales For the year ended December 31, 2010, net sales were $688.4 million, up $289.8 million, or 73%, from sales for the year ended December 31, 2009. The Company’s financial results for 2010 reflected the continuation of the recovery from the global economic recession and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008.

The Company’s business downturn reached a trough during the first quarter of 2009. In the second quarter of 2009, the Company began to experience an upturn in bookings and sales of certain of its unit-driven, consumable products and recovery of the Company’s capital-driven product lines began in the third quarter. From a low point of $59.0 million in the first quarter of 2009, sales of the Company’s products and services rose steadily to $82.6 million, $110.7 million and $146.3 million in the second, third and fourth quarters of 2009, respectively. Quarterly sales increased to $160.5 million, $167.6 million, $178.2 million and $182.1 million in 2010.

Sales growth in 2010 reflected continued positive trends in the Company’s core semiconductor markets. Each of the Company’s three operating segments experienced significant net sales increases. See the “Segment analysis” included below in this section for additional detail.

The 2010 sales included favorable foreign currency translation effects of $18.4 million compared to 2009. This impact related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar, offset partly by a weaker Euro. The sales increase for 2010 also reflected the full-year inclusion of incremental sales of $6.1 million of the Company’s Pureline subsidiary, which was acquired in July 2009. Excluding these factors, net sales rose approximately 67% in 2010 when compared to 2009.

Total sales to North America were 29%, Asia Pacific 39%, Europe 14% and Japan 18% in 2010. On a geographic basis, total sales North America were 29%, Asia Pacific 36%, Europe 16% and Japan 19% in 2009. When comparing 2010 to 2009, all regions experienced significant year-over-year sales increases. Net sales to customers in North America, Asia, Europe, and Japan increased 68%, 89%, 54%, and 69%, respectively. A portion of the Asia and Japan increases related to favorable foreign currency translation effects. Net of favorable currency translation effects, sales increased 79% and 58% for Asia and Japan, respectively. Sales in Europe rose approximately 60% compared to a year ago, excluding the unfavorable foreign currency translation effect.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication facilities (capital-driven) The Company analyzes sales of its products by these two key drivers. Both unit-driven and capital-driven sales in 2010 increased as compared with 2009. Sales of unit-driven products represented 63% of sales and sales of capital-driven products represented 37% of total sales in 2010. This compares to a unit-driven to capital-driven ratio of 70:30 for 2009. The year-over-year shift in relative demand reflects the increase in capital spending by semiconductor customers after the very low spending for capacity-related products in the first half of 2009.

Sales of unit-driven products increased 54% in 2010. Unit-driven products generally have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters used in the photolithography, CMP and wet etch and clean processes, and wafer shippers used to ship raw wafers, particularly at wafer sizes of 200mm and below. Sales of shippers and liquid filtration products rose by 133% and 50%, respectively.

Year-over-year sales of capital-driven products increased 117% in 2010. Capital-driven products include wafer process carriers, gas microcontamination control systems used in the deployment of advanced photolithography processes, fluid handling systems, including dispense pumps used in the photolithography process, and integrated liquid flow controllers used in various processes around the fab. Sales of components and systems increased 120% led by higher sales of fitting valves and flow controllers. Sales of wafer transport products such as 200mm and 300mm FOUPs increased by 161%. Sales of gas microcontamination products, which consist of gas filters and purification systems, rose by 132%.

The Company believes the sales increases noted above are primarily volume driven. Based on the information available, the Company believes it improved or maintained market share for its products and that the effect of selling price erosion was nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the increase in sales has not been driven by any one particular customer or group of customers, but rather by the recovery in the semiconductor and other high-technology sectors as a whole.

Gross profit Gross profit for 2010 increased by $172.8 million, to $310.6 million, an increase of 125% from $137.8 million for 2009. The gross margin rate for 2010 was 45.1% versus 34.6% for 2009.

The Company’s considerably higher gross profit and improved gross margin compared to a year earlier mainly reflect the significant year-over-year sales increase and the associated increased levels of factory utilization. Sales increases, along with a slight improvement in sales mix, accounted for approximately 84% of the gross profit improvement in 2010.

The remaining gross profit improvements reflected improved factory utilization (approximately $12.7 million), the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity (described in further detail below) and the absence of $4.6 million in incremental charges recorded in 2009 associated with the fair market value write-up of inventory acquired in business combinations. The inventory mark-ups were recorded in connection with the 2008 Poco Graphite, Inc. (POCO) and 2009 Pureline Co., Ltd. (Pureline) business combinations and were charged to cost of sales over inventory turns of the acquired inventory. The net reduction in charges associated with the amortization of the fair market value mark-ups had a favorable 0.7% impact on the Company’s consolidated gross margin rate.

As noted in the preceding paragraph, the Company’s gross profit and gross margin rate benefitted from the reduction in cost of sales period expense recorded in connection with manufacturing production falling below normal capacity. During 2009, the Company experienced very low levels of factory utilization, particularly during the first half of the year. Accordingly, the Company included in cost of sales period expense of $11.0 million in 2009 in connection with its below-capacity production levels. The comparable 2010 amount was $1.0 million. The net reduction in charges associated with below-capacity production levels had a favorable 1.5% impact on the Company’s consolidated gross margin rate in 2010.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses for 2010 increased $30.1 million, or 26%, to $147.1 million from $117.0 million in 2009. SG&A expenses, as a percent of net sales, decreased to 21.4% from 29.3% a year earlier, as the increase in net sales exceeded the growth in SG&A expenses.

The increase in SG&A expenses was due to higher employee costs ($23.0 million), mainly reflecting the reversal of salary reductions and the absence of unpaid employee furloughs put in place in 2009, as well as higher sales commission expense and the accrual of incentive compensation in 2010. In addition, the increase in SG&A costs reflects unfavorable foreign currency translation effects of $3.8 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses increased by $8.9 million, or 25%, to $43.9 million in 2010 compared to $35.0 million in 2009. ER&D expenses as a percent of net sales were 6.4% compared to 8.8% a year ago, reflecting the significant increase in net sales, offset in part by the increase in ER&D expenditure levels.

The increase in ER&D expense mainly reflects higher employee costs ($6.2 million), reflecting the reversal of salary reductions and the accrual of incentive compensation in 2010, as well as increases in overall ER&D expense levels related to the support of current product lines and the development of new products and manufacturing technologies.

Amortization of intangible assets Amortization of intangible assets was $13.2 million in 2010 compared to $19.2 million for 2009. The decline reflects the absence of amortization expense for certain acquired developed technology and tradename assets that became fully amortized in either 2009 or 2010.

Restructuring charges The Company incurred no restructuring charges in 2010. Restructuring charges of $15.5 million were recorded in 2009 associated with employee termination and other costs related to the business restructuring actions taken in response to the downturn in the semiconductor industry as well as the global business restructuring of the Company’s sales and marketing function, manufacturing operations, and realignment of the global supply chain and other ancillary operational functions initiated late in 2008. See Note 12 to the Company’s consolidated financial statements for additional detail.

Interest expense, net Net interest expense was $3.5 million in 2010 compared to net interest expense of $9.2 million in 2009. The decrease was due mainly to a significant decrease in the Company’s average outstanding debt compared to a year ago. Interest expense for 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with the reduction in the Company’s revolving credit commitment from $121.7 million to $60.0 million as per the May 19, 2010 amendment to the Company’s revolving credit agreement. See note 13 to the Company’s consolidated financial statements for additional detail.

Other expense, net Other expense was $1.4 million in 2010 compared to $1.7 million in 2009. In 2010, other expense reflects foreign currency transaction losses of $2.3 million, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity, offset in part by gains of $0.9 million on the sale of the Company’s interest in two equity investments.

In 2009, other expense included foreign currency transaction losses of $1.3 million, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity, and an impairment loss on an equity investment of $1.0 million in the fourth quarter of 2009.

Income tax expense (benefit) The Company recorded income tax expense of $15.0 million in 2010 compared to an income tax benefit of $3.0 million in 2009. The Company’s year-to-date effective tax rate was 14.8% in 2010, compared to 5.0% in 2009.

In 2010, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $13.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of its U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2009, the Company’s tax benefit was lower than expected under U.S. statutory rates, mainly due to the $15.1 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it was not more likely than not that the Company would realize certain deferred tax assets associated with 2009 domestic operating losses, and thus provided an allowance for the portion of deferred tax assets that management concluded will not be utilized. The Company also reduced its foreign valuation allowance by $0.2 million.

Equity in net loss of affiliates The Company recorded equity in the net loss of affiliates of $1.4 million in 2010 compared to equity in the net loss of affiliates of $0.9 million in 2009. Results in 2010 included an impairment loss of $2.2 million as the Company determined that one of its investments accounted under the equity method was partially impaired.

Net income (loss) attributable to Entegris, Inc. Net income attributable to the Company was $84.4 million, or $0.63 per diluted share, in 2010 compared to a net loss attributable to the Company of $57.7 million, or $0.49 per share, in 2009. The significant improvement mainly reflects the Company’s significantly higher net sales and corresponding increase in gross profit, partly offset by higher SG&A and ER&D expenses, as described in greater detail above.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See Note 20 “Segment Reporting” to the consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected sales and segment profit data for the Company’s three segments, for the years ended December 31, 2010 and 2009.

(In thousands)	2010	2009
Contamination Control Solutions:
Net sales	$435,858	$241,163
Segment profit	122,891	29,118
Microenvironments:
Net sales	$182,471	$111,465
Segment profit	40,907	3,485
Specialty Materials:
Net sales	$70,087	$46,016
Segment profit	9,103	2,925

Contamination Control Solutions (CCS)

For the year ended December 31, 2010, CCS net sales increased 81%, to $435.9 million, from $241.2 million in the comparable period last year. CCS reported a segment profit of $122.9 million for the year ended December 31, 2010 compared to a $29.1 million segment profit in the comparable period last year, an increase of 322%.

CCS recorded strong growth for all product lines, particularly for sales of gas filtration and components and systems products, reflecting the continuation of the recovery in the semiconductor industry that began during the second quarter of 2009. The sales increase for 2010 included incremental sales of $6.1 million from the Company’s Pureline subsidiary acquired in July 2009.

The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-over-year change in the segment’s profitability. Slightly offsetting the absolute dollar increase in gross profit, CCS operating expenses increased 31%, mainly due to higher selling and engineering, research and development costs.

Microenvironments (ME)

For the year ended December 31, 2010, ME net sales increased 64%, to $182.5 million, from $111.5 million in the comparable period last year. ME reported a segment profit of $40.9 million for the year ended December 31, 2010 compared to a $3.5 million segment profit in the comparable period last year, an increase of 1,074%.

The change in net sales reflects the improving economic and semiconductor industry conditions noted above, with higher demand for all ME product lines, particularly wafer process and wafer shipper products.

The resulting improvement in gross profit associated with the increase in sales volume primarily accounts for the year-to-year change in the segment’s profit. Slightly offsetting the increase in gross profit, ME operating expenses increased 32%, mainly due to higher selling and engineering, research and development costs.

Specialty Materials (SMD)

For the year ended December 31, 2010, SMD net sales increased 52%, to $70.1 million, up from $46.0 million in the year ended December 31, 2009. SMD reported a segment profit of $9.1 million in 2010 compared to a $2.9 million segment profit in 2009, an increase of 211%.

The sales increase and related improvement in profitability reflected higher demand for both SMD’s specialty coated and graphite-based products used in semiconductor manufacturing and in other industrial markets. The increase in gross profit reflected the sharp increase in sales as well as a reduction in period expense recorded in cost of sales in connection with below-capacity manufacturing production levels at the segment’s POCO subsidiary. SMD’s operating expenses rose 16% in 2010 compared to 2009, mainly reflecting higher selling and engineering, research and development costs.

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

(Dollars in thousands)	2009		2008
		% of net sales		% of net sales
Net sales	$398,644	100.0%	$554,699	100.0%
Cost of sales	260,832	65.4	343,184	61.9

Gross profit	137,812	34.6	211,515	38.1
Selling, general and administrative expenses	117,001	29.3	147,531	26.6
Engineering, research and development expenses	35,039	8.8	40,086	7.2
Amortization of intangible assets	19,237	4.8	19,585	3.5
Impairment of goodwill	—	—	473,799	85.4
Restructuring charges	15,463	3.9	10,423	1.9

Operating loss	(48,928)	(12.3)	(479,909)	(86.5)
Interest expense, net	9,215	2.3	1,018	0.2
Other expense, net	1,745	0.4	15,486	2.8

Loss before income taxes and equity in net loss of affiliates	(59,888)	(15.0)	(496,413)	(89.5)
Income tax (benefit) expense	(2,996)	(0.8)	19,201	3.5
Equity in net loss of affiliates	867	0.2	283	0.1

Loss from continuing operations	$(57,759)	(14.5)	$(515,897)	(93.0)

Net sales For the year ended December 31, 2009, net sales were $398.6 million, down $156.1 million, or 28%, from sales for the year ended December 31, 2008.

The Company’s 2009 sales decline primarily reflected the continuation of the global economic downturn and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. On a sequential basis, revenues declined sharply from $145.8 million in the third quarter of 2008 to $112.7 million in the fourth quarter of 2008 and $59.0 million in the first quarter of 2009. An upturn in bookings and sales of the Company’s products began in the second quarter of 2009, with sales improving to $82.6 million in the second quarter, $110.7 million in the third quarter and $146.3 million in the fourth quarter of 2009.

During the second quarter, the Company experienced an upturn in bookings and sales of certain of its unit-driven, consumable products and recovery of the Company’s capital-driven product lines began in the third quarter. The Company believes the revenue downturn was primarily volume driven. Based on the information available, the Company believes it maintained market share for its products and that the effect of selling price erosion was nominal.

The sales decline was mitigated by the full-year inclusion of sales of Poco Graphite, Inc. (POCO), which was acquired in August 2008. Excluding that factor, sales fell 32.2% in 2009 when compared to 2008.

The effect of fluctuations in foreign currency rates was negligible. The sales decline included an unfavorable foreign currency translation effect of $0.1 million related to the year-over-year weakening of most international currencies, most notably the Korean won, Taiwanese dollar and the Euro, versus the U.S. dollar, which was essentially offset by the relative strength of the Japanese yen against the U.S. dollar.

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

Both unit-driven and capital-driven sales in 2009 decreased as compared with 2008. Sales of unit-driven products represented 70% of sales and sales of capital-driven products represented 30% of total sales in 2009. This compared to a unit-driven to capital-driven ratio of 65:35 for 2008. The year-over-year shift in relative demand toward unit-driven products reflected lower spending by semiconductor customers for capital-driven, capacity-related products such as wafer carriers and liquid systems.

Sales of unit-driven products fell 23% in 2009. Excluding sales of POCO products, sales of unit-driven products fell 29% in 2009. Unit-driven products generally have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters used in the photolithography, CMP and wet etch and clean processes, and wafer shippers used to ship raw wafers, particularly at wafer sizes of 200mm and below, as well as chip trays and data storage components used to ship 65mm and 95mm disk drives. Sales of shippers declined 29%; sales of data storage products fell by 64%; and sales of filters fell by 19%.

Year-over-year sales of capital-driven products decreased 39% in 2009. Capital-driven products include wafer process carriers, gas microcontamination control systems used in the deployment of advanced photolithography processes, fluid handling systems, including dispense pumps used in the photolithography process, and integrated liquid flow controllers used in various processes around the fab. Sales of control systems declined by 35% due to lower sales of valves and flow controllers, which fell by 51%. Sales of wafer transport products such as 200mm and 300mm FOUPs fell by 60%. Sales of gas microcontamination products also fell by 35%, primarily due to decreased sales of gas filtration products.

Gross profit Gross profit for 2009 decreased by $73.7 million, to $137.8 million, a decrease of 35% from $211.5 million for 2008. The gross margin rate for 2009 was 34.6% versus 38.1% for 2008.

The significant year-over-year sales decrease accounted for approximately 80% of the gross profit decline for 2009. The Company experienced lower factory utilization due to the sales decrease, particularly during the first half of the year. This resulted in manufacturing production falling below normal capacity. Accordingly, the Company included in cost of sales period expense of $11.0 million in the year ended December 31, 2009 in connection with its below-capacity production levels, accounting for a 2.8% decrease in the Company’s gross margin rate.

In addition, the Company’s gross profit in 2009 was also affected by unfavorable product mix, with a greater portion of sales related to lower margin products, as well as increased overhead rates associated with reduced production levels.

In 2009, the Company recorded a $4.6 million incremental charge to cost of sales associated with the amortization of the fair market value mark-up of inventory acquired in business combinations as compared to

$13.5 million in similar charges in 2008. The inventory mark-ups were recorded in connection with the POCO and Pureline Co., Ltd. (Pureline) business combinations and were charged to cost of sales over inventory turns of the acquired inventory. The net reduction in charges associated with the amortization of the fair market value mark-ups had a favorable 2.2% impact on the Company’s overall gross margin rate.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses of $117.0 million for 2009 decreased $30.5 million, or 21%, compared to $147.5 million in 2008. SG&A expenses, as a percent of net sales, increased to 29.3% from 26.6% a year earlier, reflecting the decrease in net sales.

The year-over-year decrease in SG&A costs included compensation-related reductions of $12.6 million, reduced travel expense of $4.1 million and professional services expense of $7.3 million, and a favorable foreign currency translation effect of $0.5 million. SG&A expenses for the year ended 2008 included $4.1 million of severance-related costs due to personnel terminations associated with operational streamlining efforts.

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

Impairment of Goodwill The Company performed an assessment of impairment of its goodwill twice during 2008, once in connection with its annual impairment test of goodwill in the third quarter and again in the fourth quarter due to events and changes in circumstances that indicated the Company had a trigger event. In addition, the Company tested for impairment of its long-lived assets.

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

Restructuring charges Restructuring charges were $15.5 million in 2009 compared to $10.4 million in the year-ago period. In 2008, the Company initiated a global business restructuring of its sales and marketing function, manufacturing operations, and realignment of the global supply chain and other ancillary operational functions. The Company incurred employee termination and other costs in connection with the business restructuring and actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008. See Note 12 to the Company’s consolidated financial statements for additional detail.

Interest expense, net Net interest expense was $9.2 million in 2009 compared to net interest expense of $1.0 million in 2008. The increase was due mainly to a significant increase in the Company’s average outstanding debt compared to a year ago and higher interest rates under the Company’s Restated Credit Agreement.

Other expense Other expense was $1.7 million in 2009 compared to $15.5 million in 2008. In 2009, other expense consisted mainly of foreign currency transaction losses of $1.3 million, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity, and an impairment loss on an equity investment of $1.0 million in the fourth quarter of 2009.

Other expense in 2008 included impairment losses on equity investments of $11.1 million and foreign currency transaction losses of $4.4 million, also primarily related to the remeasurement of yen-denominated assets and liabilities.

Income tax (benefit) expense The Company recorded an income tax benefit of $3.0 million in 2009, compared to income tax expense of $19.2 million in 2008. The effective tax rate was 5.0% in 2009 compared with a (3.9%) rate in 2008.

In 2009, the Company’s tax rate was lower than U.S. statutory rates, mainly due to the $15.1 million increase in the Company’s U.S. deferred tax asset valuation allowance. Management concluded that it was not more likely than not that the Company would realize certain deferred tax assets associated with 2009 U.S. operating losses, and thus provided an allowance for the portion of deferred tax assets management concluded will not be utilized. The Company also reduced its foreign valuation allowance by $0.2 million.

The effective tax rate for 2008 was principally attributable to two factors. The Company recorded a $473.8 million goodwill impairment charge in 2008. Most of the Company’s goodwill impairment charge is not deductible for income tax purposes. Accordingly, the Company recognized a tax benefit of only $19.2 million in connection with the impairment charge.

Also during 2008, the Company recorded a $42.7 million valuation allowance against its deferred tax assets consisting primarily of net operating loss carryovers, general business carryovers and foreign tax credit carryforwards, $0.6 million of which related to discontinued operations. The Company carried no valuation allowance against its deferred tax assets at December 31, 2007. As a result of the 2008 economic and industry downturn, and its impact on the Company’s future outlook, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of its assets became unfavorable. Management considered that the negative evidence of a cumulative three-year U.S. operating loss, the expectation for U.S. operating results in early future years and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence and tax planning strategies. Accordingly, management concluded that it was not more likely than not that the Company would realize certain deferred tax assets and thus provided an allowance for the portion of deferred tax assets management concluded would not be utilized.

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

Segment Analysis

Effective January 1, 2009, the Company changed its financial reporting structure due to organizational changes. Beginning in 2009, the Company reported its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 20 “Segment Reporting” to the consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected sales and segment profit data for the Company’s three segments for the years ended December 31, 2009 and 2008.

(In thousands)	2009	2008
Contamination Control Solutions:
Net sales	$241,163	$330,810
Segment profit	29,118	77,024
Microenvironments:
Net sales	$111,465	$190,761
Segment profit	3,485	24,276
Specialty Materials:
Net sales	$46,016	$33,128
Segment profit	2,925	9,250

Contamination Control Solutions (CCS)

For the year ended December 31, 2009, CCS net sales decreased 27%, to $241.2 million, from $330.8 million in the prior year. The decrease in net sales reflected the underlying economic and semiconductor industry conditions noted above.

CCS reported a segment profit of $29.1 million for the year ended December 31, 2009 compared to a $77.0 million segment profit in the prior year, a decrease of 62%.

The sharp decline in sales volume and the resulting reduction in gross profit primarily accounted for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, CCS operating expenses decreased 13%, mainly due to lower selling and engineering, research and development costs.

Microenvironments (ME)

For the year ended December 31, 2009, ME net sales decreased 42%, to $111.5 million, from $190.8 million in the prior year. The changes in net sales reflect the underlying economic and semiconductor industry conditions noted above.

ME reported segment income of $3.5 million for the year ended December 31, 2009 compared to a $24.3 million segment profit in the prior year, a decrease of 86%.

The sharp decline in sales volume and the resulting reduction in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the decline in gross profit, ME operating expenses decreased 18%, mainly due to lower selling and engineering, research and development costs.

Specialty Materials (SMD)

For the year ended December 31, 2009, SMD net sales increased 39%, to $46.0 million, from $33.1 million in the prior year. The sales for the year ended December 31, 2009 reflected the full-year inclusion of net sales from the segment’s POCO subsidiary. Excluding that factor, sales fell 29% in 2009 when compared to 2008.

SMD reported a segment profit of $2.9 million in 2009 compared to a $9.3 million segment profit in 2008, a decrease of 68%. The decline in 2009 reflected the adjusted sales decline noted above as well as significant period expense included in cost of sales in connection with the below-normal capacity production levels at POCO.

Quarterly Results of Operations

The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended December 31, 2010. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments that management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

	2009					2010
(In thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$59,038	$82,576	$110,706	$146,324	$160,511	$167,575	$178,230	$182,100
Gross profit	5,018	23,730	44,777	64,287	73,151	77,127	79,856	80,509
Selling, general and administrative expenses	29,721	25,685	29,175	32,420	35,782	36,592	36,478	38,199
Engineering, research and development expenses	8,904	7,843	8,575	9,717	10,820	10,736	11,381	10,997
Amortization of intangible assets	4,981	4,931	4,723	4,602	4,272	3,364	2,823	2,772
Restructuring charges	4,634	5,452	2,368	3,009	—	—	—	—
Operating (loss) profit	(43,222)	(20,181)	(64)	14,539	22,277	26,435	29,174	28,541
Net (loss)income attributable to Entegris, Inc.	(37,745)	(22,492)	(7,608)	10,124	16,550	18,385	22,418	27,003

(Percent of net sales)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	8.5	28.7	40.4	43.9	45.6	46.0	44.8	44.2
Selling, general and administrative expenses	50.3	31.1	26.4	22.2	22.3	21.8	20.5	21.0
Engineering, research and development expenses	15.1	9.5	7.7	6.6	6.7	6.4	6.4	6.0
Amortization of intangibles	8.4	6.0	4.3	3.1	2.7	2.0	1.6	1.5
Restructuring charges	7.8	6.6	2.1	2.1	—	—	—	—
Operating (loss) profit	(73.2)	(24.4)	(0.1)	9.9	13.9	15.8	16.4	15.7
Net (loss) income attributable to Entegris, Inc.	(63.9)	(27.2)	(6.9)	6.9	10.3	11.0	12.6	14.8

The Company’s quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a variety of factors, a number of which are beyond the Company’s control.

The Company’s financial results for the two-year period ended December 31, 2010 were significantly affected by global economic conditions and, more specifically, the severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of the year ended December 31, 2008 and the ensuing recovery.

The Company’s business downturn reached a trough during the first quarter of 2009. Starting in the second quarter of 2009, the Company began to experience an upturn in bookings and sales of certain of its unit-driven, consumable products and recovery of the Company’s capital-driven product lines began in the third quarter of 2009. From a low point of $59.0 million in the first quarter of 2009, quarterly sales of the Company’s products and services rose steadily on a sequential basis to $182.1 million in fourth quarter of 2010.

The variability in sales was the single most important factor underlying the changes in the Company’s gross profit and operating income (loss) over the past eight quarters. In addition, cost of sales in the first quarter of 2009 included an incremental charge of $4.1 million associated with the write-up of acquired inventories to fair value and period expense of $8.2 million and $1.9 million was recorded in the first and second quarters of 2009 in connection with below-normal capacity production levels.

The Company also incurred restructuring charges each quarter in 2009 in connection with the restructuring of its sales and marketing function, manufacturing operations, and realignment of its global supply chain and other ancillary operational functions.

These factors, along with other less significant items, contributed to widely fluctuating quarterly results, including periods with significant net losses in 2009, for the Company.

Liquidity and Capital Resources

The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000 and 2009, the Company raised capital via public offerings of its common stock.

Operating activities

Net cash flow provided by operating activities totaled $140.9 million for the year ended December 31, 2010. Cash generated by the Company’s operations included net income of $85.1 million, as well as the impact of various non-cash charges, primarily depreciation and amortization of $41.2 million and share-based compensation expense of $7.6 million. The net impact of changes in operating assets and liabilities, mainly reflecting increases in accounts receivable and inventory, offset by increases in accounts payable, accrued expenses and income taxes payable, partially offset the cash otherwise generated by the Company’s operations.

Working capital stood at $279.5 million at December 31, 2010, including $134.0 million in cash and cash equivalents, up from $193.5 million as of December 31, 2009, including $68.7 million in cash and cash equivalents.

Accounts receivable, net of foreign currency translation adjustments, increased by $26.8 million during 2010. This increase reflects an upturn in bookings and sales of the Company’s products. The Company’s days sales outstanding was 63 days compared to 57 days at the beginning of the year.

Inventories at the end of the year increased by $14.3 million from December 31, 2009, after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory. The increase in inventories was mainly due to higher levels of production associated with the Company’s higher sales and bookings in 2010.

Accounts payable and accrued expenses were $34.9 million higher than a year ago and relate mainly to increased incentive accruals, which will be paid during the first quarter of 2011. Income taxes payable and refundable income taxes increased by $13.2 million in 2010, with the Company making payments, net of refunds, of $3.6 million.

Investing activities Cash flow used in investing activities totaled $12.0 million in 2010. Acquisition of property and equipment totaled $16.8 million, primarily for additions related to manufacturing equipment and tooling.

During the second quarter, the Company received proceeds of $3.6 million from the South Korean government in connection with eminent domain proceedings whereby the Company will relinquish its existing land and building to the government upon completion of a new facility in South Korea. As of December 31, 2010, the title to the land was transferred to the Korean government, with transfer of the title to the building expected to be completed in the first quarter of 2011.

The Company received proceeds totaling $0.9 million from the sale of the Company’s equity interests in two privately held companies in 2010.

Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $30.0 million in the first 10 months of 2011. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash used in financing activities totaled $65.7 million during 2010. The Company received proceeds of $186.6 million from new borrowings and made debt payments of $259.2 million during 2010.

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

As of December 31, 2010, the Company’s borrowing base supported $58.0 million of its available revolving commitment amount of $60.0 million. As of that date, the Company had no outstanding borrowings and $0.7 million undrawn on outstanding letters of credit under the revolving credit facility.

In addition, the May 19, 2010 amendment to the revolving credit facility agreement provided greater flexibility for certain thresholds related to the Company’s capital expenditures and cash management covenants. The amendment did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility. The revolving credit facility agreement was further amended December 20, 2010 to provide greater flexibility related to the Company’s cash management covenants. Through December 31, 2010, the Company was in compliance with all applicable debt covenants included in the terms of the revolving credit facility. Beginning in the second quarter of 2010, the terms of the revolving credit facility require that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. At December 31, 2010, the Company’s cash flow leverage and fixed charge coverage ratios stood at 0.01 to 1.0 and 5.6 to 1.0, respectively. See note 10 to the Company’s consolidated financial statements for additional detail.

The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $14.7 million. There were no outstanding borrowings under these lines of credit at December 31, 2010.

At December 31, 2010, the Company’s shareholders’ equity stood at $459.6 million, up 33% from $346.2 million at the beginning of the year. The increase reflected net earnings attributable to the Company of $84.4 million, additional paid-in capital of $7.6 million associated with the Company’s share-based compensation expense, $6.8 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans and cumulative translation adjustments of $15.4 million.

As of December 31, 2010, the Company’s sources of available funds were its cash and cash equivalents of $134.0 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations. The Company must maintain a minimum of $10.0 million in cash and cash equivalents in the United States under the terms of the revolving credit facility.

The Company believes that its cash and cash equivalents, funds available under the revolving credit facility and international credit facilities and cash flow generated from operations will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management will need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. However, there can be no assurance that any such financing would be available on commercially acceptable terms.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (Accounting Standards Codification (ASC) Topic 810). This guidance amended certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective for the Company in 2010 and did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modified the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), guidance related to fair value measurements requiring new disclosures regarding transfers in and out of Level 1 and 2 and requiring the gross presentation of activity within Level 3. The guidance also clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. Additionally, the guidance includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 (except for the disclosure of activity within Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years). The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855)—Amendments to Certain Recognition and Disclosure Requirements, which eliminated the requirement for public companies to disclose the date through which subsequent events have been evaluated. As required, the Company will continue to evaluate subsequent events through the date of the issuance of its consolidated financial statements. However, consistent with the guidance, this date will no longer be disclosed. ASU No. 2010-09 was effective upon issuance for the Company. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The following table summarizes the maturities of the Company’s significant financial obligations as of December 31, 2010:

	Maturity by fiscal year
(In thousands)	Total	2011	2012	2013	2014	2015	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases	$15,795	$5,871	$4,946	$3,585	$1,156	$237	—

Total	$15,795	$5,871	$4,946	$3,585	$1,156	$237	—

Contractual obligations reflected in the balance sheet:
Unrecognized tax benefits[1]	—	—	—	—	—	—	—
Pension obligations	$20,475	$1,042	$607	$685	$395	$820	$16,926

Total	$20,475	$1,042	$607	$685	$395	$820	$16,926

1	The Company had $2.5 million of total gross unrecognized tax benefits at December 31, 2010. The timing of any payments associated with these unrecognized tax benefits will depend on a number of factors. Accordingly, the Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

Non-GAAP Information The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP).

The Company also provides certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other regulations under the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. The Company provides non-GAAP financial measures of Adjusted EBITDA and Adjusted Operating Income (Loss) together with related measures thereof, and non-GAAP Earnings Per Share (EPS).

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) net income attributable to noncontrolling interest, (2) equity in net (earnings) loss of affiliates, (3) income tax expense (benefit) (4) other expense, net, (5) interest expense, net, (6) restructuring costs, (7) charge for fair value mark-up of acquired inventory sold, (8) amortization of intangible assets and (9) depreciation. Adjusted Operating Income (Loss), another non-GAAP term, is defined by the Company as its Adjusted EBITDA plus depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income (Loss) are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) charge for fair value mark-up of acquired inventory sold, (2) amortization of intangible assets, (3) accelerated write-off of debt-issuance costs, (4) gain on sale of equity investments and (5) tax effect of the other adjustments to net income (loss) attributable to Entegris, Inc.

The Company provides supplemental non-GAAP financial measures to better understand and manage its business and believes these measures provide investors and analysts additional and meaningful information for the assessment of the Company’s ongoing results. Management also uses these non-GAAP measures to assist in the evaluation of the performance of its business segments and to make operating decisions.

Management believes the Company’s non-GAAP measures help indicate the Company’s baseline performance before certain gains, losses or other charges that may not be indicative of the Company’s business or future outlook and offer a useful view of business performance in that the measures provide a more consistent means of comparing performance. The Company believes the non-GAAP measures aid investors’ overall understanding of the Company’s results by providing a higher degree of transparency for such items and providing a level of disclosure that will help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that the inclusion of non-GAAP measures provides consistency in its financial reporting and facilitates investors’ understanding of the Company’s historic operating trends by providing an additional basis for comparisons to prior periods.

Management uses Adjusted EBITDA and Adjusted Operating Income (Loss) to assist it in evaluations of the Company’s operating performance by excluding items that management does not consider as relevant in the results of its ongoing operations. Internally, these non-GAAP measures are used by management for planning and forecasting purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating the Company’s capacity to fund capital expenditures, secure financing and expand its business.

In addition, and as a consequence of the importance of these non-GAAP financial measures in managing its business, the Company’s Board of Directors uses non-GAAP financial measures in the evaluation process to determine management compensation.

The Company believes that certain analysts and investors use Adjusted EBITDA, Adjusted Operating Income (Loss) and non-GAAP EPS as supplemental measures to evaluate the overall operating performance of firms in the Company’s industry. Additionally, lenders or potential lenders use Adjusted EBITDA measures to evaluate the Company’s creditworthiness.

The presentation of non-GAAP financial measures is not meant to be considered in isolation, as a substitute for, or superior to, financial measures or information provided in accordance with GAAP. Management strongly encourages investors to review the Company’s consolidated financial statements in their entirety and to not rely on any single financial measure.

Management notes that the use of non-GAAP measures has limitations:

First, non-GAAP financial measures are not standardized. Accordingly, the methodology used to produce the Company’s non-GAAP financial measures is not computed under GAAP and may differ notably from the methodology used by other companies. For example, the Company’s non-GAAP measure of Adjusted EBITDA may not be directly comparable to EBITDA or an adjusted EBITDA measure reported by other companies.

Second, the Company’s non-GAAP financial measures exclude items such as amortization of intangibles and depreciation that are recurring. Amortization of intangibles and depreciation have been, and will continue to be for the foreseeable future, a significant recurring expense with an impact upon the Company’s results of operations, notwithstanding the lack of immediate impact upon cash flows.

Third, there is no assurance the Company will not have future restructuring activities, gains or losses on sale of equity investments, charges for fair value mark-up of acquired inventory sold, accelerated write-offs of debt-issuance costs or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

Management considers these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP financial measures and evaluating these non-GAAP financial measures together with their most directly comparable financial measures calculated in accordance with GAAP. The calculations of

Adjusted EBITDA, Adjusted Operating Income (Loss), and non-GAAP EPS, and reconciliations between these financial measures and their most directly comparable GAAP equivalents are presented below in the accompanying tables.

Reconciliation of GAAP to Adjusted Operating Income (Loss) and Adjusted EBITDA

	Three Months Ended		Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales	$182,100	$146,324	$688,416	$398,644

Net income (loss) attributable to Entegris, Inc.	$27,003	$10,124	$84,356	$(57,721)
Adjustments to net income (loss) attributable to Entegris, Inc.
Net income (loss) attributable to noncontrolling interest	(139)	(32)	766	(38)
Equity in net loss (earnings) of affiliates	1,838	(210)	1,353	867
Income tax expense (benefit)	(196)	1,231	15,006	(2,996)
Other expense, net	(271)	1,316	1,430	1,745
Interest expense, net	306	2,110	3,516	9,215

GAAP—Operating income (loss)	28,541	14,539	106,427	(48,928)
Restructuring charges	—	3,009	—	15,463
Charge for fair value mark-up of acquired inventory	—	437	—	4,553
Amortization of intangible assets	2,772	4,602	13,231	19,237

Adjusted operating income (loss)	31,313	22,587	119,658	(9,675)
Depreciation	7,322	7,262	27,967	30,890

Adjusted EBITDA	38,635	29,849	147,625	21,215

Adjusted operating margin	17.2%	15.4%	17.4%	(2.4)%
Adjusted EBITDA—as a % of net sales	21.2%	20.4%	21.4%	5.3%

Reconciliation of GAAP to Non-GAAP Earnings (Loss) per Share

	Three Months Ended		Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
GAAP net income (loss) attributable to Entegris, Inc.	$27,003	$10,124	$84,356	$(57,721)
Adjustments to net income (loss) attributable to Entegris, Inc.:
Amortization of intangible assets	2,772	4,602	13,231	19,237
Charge for fair value mark-up of acquired inventory	—	437	—	4,553
Accelerated write-off of debt issuance costs	—	500	890	843
Gain on sale of equity investment	—	—	(892)	—
Impairment of equity investment	2,164	1,000	2,164	1,000
Tax effect of adjustments to net income (loss) attributable to Entegris, Inc.	(1,022)	(130)	(4,871)	(161)

Non-GAAP net income (loss) attributable to Entegris, Inc.	$30,917	$16,533	$94,878	$(32,249)

Diluted earnings (loss) per common share attributable to Entegris, Inc.:	$0.20	$0.08	$0.63	$(0.49)
Effect of adjustments to net income (loss) attributable to Entegris, Inc.	0.03	0.05	$0.08	0.22
Diluted non-GAAP earnings (loss) per common share attributable to Entegris, Inc.:	$0.23	$0.13	$0.71	$(0.27)

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the headings “Risks Relating to our Business and Industry,” “Risks Related to Our Borrowings,” “Manufacturing Risks,” “International Risks” and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosure About Market Risks

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.8 million annually.

The cash flows and earnings of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2010, the Company had no outstanding forward contracts.

Impact of Inflation

The Company’s consolidated financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company’s primary costs. The cost of its materials, including polymers and stainless steel, was slightly higher in 2010 compared to 2009. Entegris expects the cost of these materials to increase in 2011. Labor costs, including taxes and fringe benefits were higher in 2010 due to reversal of salary reductions and the absence of employee furloughs in place in 2009 as the Company took actions to align spending with lower sales volumes amidst the semiconductor industry’s downturn. Slightly higher total labor costs can be reasonably anticipated for 2011. The Company’s products are sold under contractual arrangements with its large customers and at current market prices to other customers. Consequently, the Company can adjust its selling prices, to the extent allowed by competition and contractual arrangements, to reflect cost increases caused by inflation. However, many of these cost increases may not be recoverable.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)), as of December 31, 2010, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

KPMG LLP, the registered public accounting firm which audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

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

The information called for by this item with respect to registrant’s directors, including information relating to the independence of certain directors, identification of the audit committee and the audit committee financial expert, and with respect to corporate governance is set forth under the caption “Election of Directors” and “Corporate Governance”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 4, 2011, and to be filed with the Securities and Exchange Commission on or about April 1, 2011, which information is hereby incorporated herein by reference.

The information called for by this item with respect to registrant’s compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 4, 2011, and to be filed with the Securities and Exchange Commission on or about April 1, 2011, which information is hereby incorporated herein by reference.

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

The information called for by this item is set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS”, “MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE” and “REPORT OF THE MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 4, 2011, and to be filed with the Securities and Exchange Commission on or about April 1, 2011, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the caption “Equity Compensation Plan Information” and “Ownership of Entegris Common Stock”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 4, 2011, and to be filed with the Securities and Exchange Commission on or about April 1, 2011, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item with respect to certain transactions and relationships between the registrant and directors, executive officers and five percent stockholders is set forth under the caption

“MANAGEMENT AND ELECTION OF DIRECTORS-Nominees for Election as Directors” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 4, 2011, and to be filed with the Securities and Exchange Commission on or about April 1, 2011, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information called for by this item with respect to the fees paid to and the services performed by the registrant’s principal accountant is set forth under the caption “PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2011” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 4, 2011, and to be filed with the Securities and Exchange Commission on or about April 1, 2011, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report that is incorporated by reference.

2.	Exhibits.

A.	The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.	Included as Annex A in the joint proxy statement/prospectus included in S-4 Registration. Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and between Entegris, Inc., and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration. Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(3)	Amended and Restated Certificate of Incorporation of Entegris, Inc.	Included as Annex C-2 in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(3)	By-Laws of Entegris, Inc., as amended December 17, 2008	Exhibit 3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(4)	Rights Agreement dated July 26, 2005, between Entegris and Wells Fargo Bank, N.A as rights agent	Exhibit 4.1 to Entegris, Inc. (Entegris Minnesota) Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005

(4)	Entegris, Inc.—2010 Stock Plan *	Exhibit 4.1 to Entegris, Inc. Registration Statement On Form S-8 (No. 333-127599)

(4)	Entegris, Inc.—2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2010

(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	2001 Equity Incentive Plan*	Exhibit 10.1 to Mykrolis Corporation Form S-1 Registration Statement (No. 333-57182)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Amendment No. 2 to 2001 Equity Incentive Plan*	Exhibit 10.2 to Entegris, Inc. Form 10-Q Quarterly Report for the period ended June 28, 2008

(10)	Amended and Restated Entegris Incentive Plan *	Exhibit 10.1 to Entegris, Inc. Form 10-Q Quarterly Report for the period ended June 28, 2008

(10)	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to Executive office, R&D and manufacturing, facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation Quarterly Report on Form 10-Q, for the period ended March 31, 2002

(10)	Amended and Restated Employment Agreement, dated as of May 4, 2005, by and between Mykrolis Corporation and Gideon Argov*	Exhibit 10.13 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	PFA Purchase and Supply Agreement by and between E.I. Du Pont De Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999	Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)

Amended and Restated Credit Agreement, dated as of March 2, 2009, among Entegris, Inc., the Banks (as defined therein)

Wells Fargo Bank, NA, as Agent, Citibank, as Syndication Agent and RBS Citizens Bank, as Documentation Agent (the “Amended and Restated Credit Agreement”).

Exhibit 99.1 to Entegris, Inc. Report on Form 8-K filed March 4, 2009.

(10)	Schedules and Exhibits to the Amended and Restated Credit Agreement.	Exhibit 99.2 to Entegris, Inc. Report on Form 8-K/A filed August 12, 2009

(10)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated July 17, 2009.	Exhibit 99.1 to Entegris, Inc. Report on Form 8-K filed July 23, 2009

(10)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated August 11, 2009.	Exhibit 99.1 to Entegris, Inc. Report on Form 8-K filed August 17, 2009

(10)	Amendment No. 3 to the Amended and Restated Credit Agreement, dated May 19, 2010	Exhibit 99.1 to Entegris, Inc. Report on Form 8-K filed May 24, 2010

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Amendment No. 4 to the Amended and Restated Credit Agreement, dated December 20, 2010.	Exhibit 99.1 to Entegris, Inc. Report on Form 8-K filed December 23, 2010

(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10- K for the period ended August 27, 2005

(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and each of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Entegris, Inc. 401 (k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.35 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Form of Entegris, Inc. Restricted Stock Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended November 27, 2005

(10)	Entegris, Inc.—Form of 2006 Equity Incentive Award Agreement	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended April 1, 2006,

(10)	Agreement and Plan of Merger and Amendment #1 thereto by and among Entegris, Inc. Entegris Acquisition Co. LLC, Poco Graphite, Inc. and Poco Graphite Holdings LLC, dated July 13, 2008	Exhibits 99.1 and 99.2 to Entegris, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2008

(10)	Executive Termination Agreement, dated July 7, 2008 between Entegris, Inc. and Jean-Marc Pandraud*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended September 27, 2008

(10)	Severance Agreement, dated July 7, 2008 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended September 27, 2008

(10)	Trust Agreement between Entegris, Inc. Fidelity Management Trust Company and Entegris Inc. 401(k) Savings and Profit Sharing Plan Trust, dated December 29, 2007.	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(10)	Entegris, Inc. 2007 Deferred Compensation Plan*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2007

(10)	Entegris, Inc.—Form of 2007 Equity Incentive Award Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(10)	Entegris, Inc.—Form of 2010 RSU Unit Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010

(10)	Entegris, Inc.—Form of 2010 Stock Option Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Second Amended and Restated Membrane Manufacture and Supply Agreement, dated December 19, 2008, by and between Entegris, Inc. and Millipore Corporation.	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Third Amended and Restated Membrane Manufacture and Supply Agreement, dated October 13, 2009, by and between Entegris, Inc. and Millipore Corporation.	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Entegris, Inc.—Form of 2008 Equity Incentive Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	2009 Equity Incentive Award Agreement*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Amendment to Amended and Restated SERP*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	First Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Second Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Third Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.5 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Fourth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.6 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Fifth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.7 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Sixth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.8 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Seventh Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.9 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Eighth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.10 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Ninth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.11 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Tenth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.12 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Eleventh Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.13 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Twelfth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.14 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*	A “management contract or compensatory plan”

B.	The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Thirteenth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*

(21)	21	Subsidiaries of Entegris, Inc.

(23)	23	Consent of Independent Registered Public Accounting Firm

(24)	24	Power of Attorney by the Directors of Entegris, Inc.

(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A “management contract or compensatory plan”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Dated: February 23, 2011	By	/s/ GIDEON ARGOV
Gideon Argov President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GIDEON ARGOV Gideon Argov	Chief Executive Officer and Director	February 23, 2011

/S/ GREGORY B. GRAVES Gregory B. Graves	Chief Financial Officer	February 23, 2011

/S/ LYNN BLAKE Lynn Blake	Chief Accounting Officer	February 23, 2011

ROGER D. MCDANIEL * Roger D. McDaniel	Director (Chairman of the Board)	February 23, 2011

MARVIN D. BURKETT* Marvin D. Burkett	Director	February 23, 2011

MICHAEL A. BRADLEY* Michael A. Bradley	Director	February 23, 2011

MICHAEL P.C. CARNS* Michael P.C. Carns	Director	February 23, 2011

DANIEL W. CHRISTMAN* Daniel W. Christman	Director	February 23, 2011

GARY F. KLINGL* Gary F. Klingl	Director	February 23, 2011

PAUL L.H. OLSON* Paul L.H. Olson	Director	February 23, 2011

BRIAN F. SULLIVAN* Brian F. Sullivan	Director	February 23, 2011

*By	/S/ PETER W. WALCOTT
PETER W. WALCOTT, ATTORNEY-IN-FACT

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Entegris, Inc.:

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Entegris, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entegris, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A.(b) Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Entegris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

February 24, 2011

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$133,954	$68,700
Trade accounts and notes receivable, net	124,732	91,122
Inventories	101,043	83,233
Deferred tax assets, deferred tax charges and refundable income taxes	11,484	11,085
Assets held for sale	8,182	5,998
Other current assets	7,696	7,320

Total current assets	387,091	267,458

Property, plant and equipment, net	126,725	135,431
Other assets:
Investments	7,017	7,002
Other intangible assets, net	65,087	78,470
Deferred tax assets and other noncurrent tax assets	10,855	9,670
Other	4,610	6,641

Total assets	$601,385	$504,672

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$11,257
Short-term borrowings	—	8,039
Accounts payable	34,631	23,553
Accrued payroll and related benefits	41,392	16,359
Other accrued liabilities	18,111	13,473
Deferred tax liabilities and income taxes payable	13,500	1,229

Total current liabilities	107,634	73,910

Long-term debt, less current maturities	—	52,492
Pension benefit obligations and other liabilities	24,761	22,055
Deferred tax liabilities and other noncurrent tax liabilities	4,977	6,558
Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 132,900,904 and 130,043,483	1,329	1,300
Additional paid-in capital	765,867	751,360
Retained deficit	(349,612)	(433,968)
Accumulated other comprehensive income	42,035	27,500

Total Entegris, Inc. shareholders’ equity	459,619	346,192
Noncontrolling interest	4,394	3,465

Total equity	464,013	349,657

Total liabilities and equity	$601,385	$504,672

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net sales	$688,416	$398,644	$554,699
Cost of sales	377,773	260,832	343,184

Gross profit	310,643	137,812	211,515
Selling, general and administrative expenses	147,051	117,001	147,531
Engineering, research and development expenses	43,934	35,039	40,086
Amortization of intangible assets	13,231	19,237	19,585
Impairment of goodwill	—	—	473,799
Restructuring charges	—	15,463	10,423

Operating profit (loss)	106,427	(48,928)	(479,909)
Interest expense, net	3,516	9,215	1,018
Other expense, net	1,430	1,745	15,486

Income (loss) before income taxes and equity in net loss of affiliates	101,481	(59,888)	(496,413)
Income tax expense (benefit)	15,006	(2,996)	19,201
Equity in net loss of affiliates	1,353	867	283

Income (loss) from continuing operations	85,122	(57,759)	(515,897)
Loss from operations of discontinued businesses, net of taxes	—	—	(1,105)

Net (loss) income	85,122	(57,759)	(517,002)
Less net (income) loss attributable to the noncontrolling interest	(766)	38	—

Net income (loss) attributable to Entegris, Inc.	$84,356	$(57,721)	$(517,002)

Amounts attributable to Entegris, Inc.
Income (loss) from continuing operations, net of tax	$84,356	$(57,721)	$(515,897)
Loss from discontinued operations, net of tax	—	—	(1,105)

Net income (loss) attributable to Entegris, Inc.	$84,356	$(57,721)	$(517,002)

Basic earnings (loss) attributable to Entegris, Inc. per common share:
Continuing operations	$0.64	$(0.49)	$(4.58)
Discontinued operations	—	—	(0.01)
Net income (loss)	$0.64	$(0.49)	$(4.59)
Diluted earnings (loss) attributable to Entegris, Inc. per common share:
Continuing operations	$0.63	$(0.49)	$(4.58)
Discontinued operations	—	—	(0.01)
Net income (loss)	$0.63	$(0.49)	$(4.59)
Weighted shares outstanding
Basic	131,685	117,321	112,653
Diluted	133,174	117,321	112,653

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income (loss)	Noncontrolling interest’s comprehensive income
Balance at December 31, 2007	115,356	$1,154	$701,510	$145,462	$4,183	$—	$852,309
Shares issued under employee stock plans	1,717	17	3,080	—	—	—	3,097
Share-based compensation expense		—	7,024	—	—	—	7,024
Repurchase and retirement of common stock	(3,971)	(40)	(24,148)	(4,707)	—	—	(28,895)
Tax shortfall associated with stock plans	—	—	(2,492)	—	—	—	(2,492)
Foreign currency translation	—	—	—	—	23,139	—	23,139	23,139
Minimum pension liability adjustment	—	—	—	—	(1,010)	—	(1,010)	(1,010)
Net loss	—	—	—	(517,002)	—	—	(517,002)	(517,002)

Total comprehensive loss								$(494,873)

Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	$—	$336,170
Shares issued under stock plans	841	8	1,272	—	—	—	1,280
Shares issued under stock offering	16,100	161	56,477	—	—	—	56,638
Share-based compensation expense	—	—	8,102	—	—	—	8,102
Tax benefit associated with stock plans	—	—	535	—	—	—	535
Recognition of noncontrolling interest upon acquisition of business	—	—	—	—	—	3,246	3,246
Minimum pension liability adjustment	—	—	—	—	(352)	—	(352)	(352)
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	756	—	756	756
Foreign currency translation	—	—	—	—	784	257	1,041	784	257
Net loss	—	—	—	(57,721)	—	(38)	(57,759)	(57,721)	(38)

Total comprehensive (loss) income								$(56,533)	$219

Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	2,858	29	6,770	—	—	—	6,799
Share-based compensation expense	—	—	7,588	—	—	—	7,588
Tax benefit associated with stock plans	—	—	149	—	—	—	149
Minimum pension liability adjustment	—	—	—	—	(837)	—	(837)	(837)
Foreign currency translation	—	—	—	—	15,372	163	15,535	15,372	163
Net income	—	—	—	84,356	—	766	85,122	84,356	766

Total comprehensive income								$98,891	$929

Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each component of accumulated other comprehensive income (loss) are as follows:

(In thousands)	Foreign currency translation	Minimum pension liability adjustment	Total accumulated other comprehensive income (loss)
Balance at December 31, 2007	$5,134	$(951)	$4,183
Foreign currency translation	23,139	—	23,139
Minimum pension liability adjustment, net of tax of $648	—	(1,010)	(1,010)

Balance at December 31, 2008	$28,273	$(1,961)	$26,312
Foreign currency translation	784	—	784
Minimum pension liability adjustment, net of tax of $183	—	(352)	(352)
Reclassification of foreign currency translation associated with acquisition of business	756	—	756

Balance at December 31, 2009	$29,813	$(2,313)	$27,500
Foreign currency translation	15,372	—	15,372
Minimum pension liability adjustment, net of tax of $330	—	(837)	(837)

Balance at December 31, 2010	$45,185	$(3,150)	$42,035

See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Operating activities:
Net income (loss)	$85,122	$(57,759)	$(517,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	—	1,105
Depreciation	27,967	30,890	26,758
Amortization	13,231	19,237	19,585
Stock-based compensation expense	7,588	8,102	7,024
Impairment of goodwill	—	—	473,799
Impairment of equity investments	2,164	1,000	11,698
Deferred tax valuation allowance	(13,600)	16,579	42,093
Provision for deferred income taxes	10,647	(18,258)	(26,443)
Charge for fair value mark-up of acquired inventory sold	—	4,553	13,519
Charge for excess and obsolete inventory	998	4,871	4,899
Excess tax benefit from employee stock plans	(149)	—	—
Amortization of debt issuance costs	1,731	2,086	—
Net (income) loss attributable to noncontrolling interest	(766)	38	—
Other	(1,302)	2,189	2,305
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable and notes receivable	(26,789)	(19,203)	53,355
Inventories	(14,285)	10,679	(2,977)
Accounts payable and accrued liabilities	34,860	(1,579)	(35,523)
Other current assets	(283)	1,662	1,195
Income taxes payable and refundable income taxes	13,243	481	(18,873)
Other	521	(1,375)	9,743

Net cash provided by operating activities	140,898	4,193	66,260

Investing activities:
Acquisition of property and equipment	(16,794)	(13,162)	(26,987)
Acquisition of businesses, net of cash acquired	—	493	(162,852)
Proceeds from sales of property and equipment, equity investments, and assets held for sale	4,809	2,826	900
Purchase of equity investments	—	—	(10,982)

Net cash used in investing activities	(11,985)	(9,843)	(199,921)

Financing activities:
Principal payments on short-term borrowings and long-term debt	(259,157)	(799,645)	(64,707)
Proceeds from short-term borrowings and long-term debt	186,649	704,675	173,811
Proceeds from stock offering, net of offering costs	—	56,638	—
Repurchase and retirement of common stock	—	—	(28,895)
Excess tax benefit from employee stock plans	149	—	—
Payment for debt issuance costs	(149)	(3,638)	(625)
Issuance of common stock from employee stock plans	6,799	1,280	3,097

Net cash (used in) provided by financing activities	(65,709)	(40,690)	82,681

Discontinued operations:
Net cash used in by operating activities	—	—	(1,878)
Net cash provided by investing activities	—	—	735

Net cash used in discontinued operations	—	—	(1,143)

Effect of exchange rate changes on cash and cash equivalents	2,050	7	6,501

Increase (decrease) in cash and cash equivalents	65,254	(46,333)	(45,622)
Cash and cash equivalents at beginning of period	68,700	115,033	160,655

Cash and cash equivalents at end of period	$133,954	$68,700	$115,033

Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Non-cash transactions:
Equipment purchases in accounts payable	$517	$405	$4,737
Acquisition of a business through the use of a seller’s note	—	$3,221	—
Schedule of interest and income taxes paid:
Interest paid	$2,072	$7,492	$4,719
Income taxes, net of refunds received	$3,592	$(2,794)	$23,300

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

Cash and Cash Equivalents Cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost which approximates fair value.

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

Investments The Company’s nonmarketable investments are accounted for under either the cost or equity method of accounting, as appropriate. All nonmarketable investments are periodically reviewed to determine whether declines, if any, in fair value below cost basis are other-than-temporary. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment written down to a new cost basis.

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

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company was not a party to forward foreign currency contracts at December 31, 2010 and December 31, 2009.

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

Except as indicated in Note 15 to the consolidated financial statements as it relates to 2.0 billion yen (approximately $24.5 million), the Company intends to continue to reinvest its remaining undistributed international earnings in its international operations indefinitely; therefore, no U.S. tax expense has been recorded to cover the repatriation of such undistributed earnings.

The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other expense and interest to be paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.

Comprehensive Income (Loss) Comprehensive income (loss) represents the change in equity resulting from items other than shareholder investments and distributions. The Company’s foreign currency translation adjustments and minimum pension liability adjustments are included in accumulated other comprehensive income (loss). Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of equity and comprehensive income (loss).

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (Accounting Standards Codification (ASC) Topic 810). This guidance amended certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective for the Company in 2010 and did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modified the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), guidance related to fair value measurements requiring new disclosures regarding transfers in and out of Level 1 and 2 and requiring the gross presentation of activity within Level 3. The guidance also clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. Additionally, the guidance includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 (except for the disclosure of activity within Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years). The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855)—Amendments to Certain Recognition and Disclosure Requirements, which eliminated the requirement for public companies to disclose the date through which subsequent events have been evaluated. As required, the Company will continue to evaluate subsequent events through the date of the issuance of its consolidated financial statements. However, consistent with the guidance, this date will no longer be disclosed. ASU No. 2010-09 was effective upon issuance for the Company. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

Based on the results of the Company’s initial assessment of impairment of its goodwill, it was determined that the consolidated carrying value of the Company exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment assessment to determine the implied fair value of goodwill. In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company performed the assessment of impairment of its goodwill twice during the year, once during the third quarter, resulting in write-off of $379.8 million, and again during the fourth quarter, resulting in the write-off of the Company’s remaining goodwill of $94.0 million.

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

Based on improved economic conditions within the semiconductor industry and the absence of any other triggering events, the Company was not required to perform impairment testing for any of its asset groups for the second, third and fourth quarters of 2009 or during fiscal year 2010. The Company will continue to monitor circumstances and events to determine whether additional asset impairment testing is warranted. It is possible that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.

(3) ACQUISITIONS AND DIVESTITURES

Acquisition of Pureline Co., Ltd.

In 2007, the Company acquired a 40% ownership interest in Pureline Co., Ltd. (Pureline), a privately held company located in Munmak, South Korea and manufacturer of fluid handling products. The Company accounted for its interest in Pureline under the equity method of accounting. Concurrent with its 2007 investment in Pureline, the Company obtained two options, each to purchase 30% of the remaining outstanding shares of Pureline based upon a multiple of Pureline’s calendar 2008 and 2009 adjusted earnings, respectively, by July 31 of the subsequent year. On July 31, 2009, the Company exercised its option and acquired an additional 30% equity interest in Pureline as described below. As of July 31, 2010, the Company and the remaining minority shareholder agreed to an option price of 1.5 billion Korean won ($1.4 million) to be exercised no later than July 31, 2011.

As of the date of the exercise of the first option, the Company owned a 70% controlling interest in Pureline. Accordingly, the transaction was accounted for under the acquisition method of accounting and the results of operations of Pureline are included in the Company’s consolidated financial statements as of and since July 31, 2009. Pureline’s sales and operating results for five months ended December 31, 2009 were not material to the Company’s consolidated financial statements.

The exercise price of the option to purchase the additional 30% equity interest was $4.3 million. The Company paid $1.1 million in cash and executed a note to the seller for $3.2 million, payable in three installments through April 2010. The addition of Pureline augments the Company’s base of business in the semiconductor industry, particularly in the growing South Korean market.

The Company remeasured its previously held equity interest in Pureline at its July 31, 2009 fair value. The July 31, 2009 fair value of the equity interest in Pureline held by the Company before the acquisition date was

$4.3 million. Based on the carrying value of the Company’s equity interest in Pureline before the business combination, the Company recognized a gain of $0.2 million in earnings. In prior reporting periods, the Company recognized changes in the value of its equity interest in Pureline related to translation adjustments in other comprehensive loss. Accordingly, the $0.8 million recognized previously in other comprehensive loss was reclassified and included in the calculation of the charge to earnings.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

(In thousands):
Accounts receivable, inventory and other assets	$5,166
Property, plant and equipment	5,120
Identifiable intangible assets	3,969

Total assets acquired	14,255

Current liabilities	(585)
Long-term liabilities	(80)
Deferred tax liabilities	(1,496)

Total liabilities assumed	(2,161)

Net assets acquired	$12,094

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

The valuation of the Company’s previously held equity interest, the 30% noncontrolling interest in Pureline and the identifiable intangible assets was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management.

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

The net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed exceeded the sum of the exercise price of the option to purchase the additional 30% equity interest ($4.3 million), the fair value of the equity interest in Pureline held by the Company before the acquisition date ($4.3 million) and the fair value of the noncontrolling interest in Pureline at July 31, 2009 ($3.2 million) by $0.2 million. Accordingly, the Company recognized a bargain purchase gain, classified as “Other income” in the Company’s consolidated statements of operations, of $0.2 million.

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

The Company paid cash consideration of $162.9 million for POCO, including transaction costs of $1.3 million. The transaction is subject to extensive escrow fund arrangements, originally totaling $24.0 million to secure certain environmental and export compliance obligations of the POCO sellers. Portions of the escrow remain in place to sure potential export compliance obligations through August 2013. This acquisition was accounted for under the purchase method of accounting. The Company’s consolidated financial statements for the year ended December 31, 2008 include the net assets and results of operations of POCO from August 11, 2008, the date of acquisition. Pro forma results are not presented since this acquisition did not constitute a material business combination. The purchase price for POCO was allocated based on the fair values of assets acquired and liabilities assumed. The following table presents the allocation of purchase price.

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

The consolidated financial statements have been reclassified to segregate as discontinued operations the assets and liabilities, and operating results of, the product lines divested for all periods presented. The summary of operating results from discontinued operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

(In thousands)	2010	2009	2008
Net sales	$—	$—	$4,460

Loss from discontinued operations, before income taxes	—	—	$(1,040)
Income tax (expense) benefit	—	—	(65)

(Loss) income from discontinued operations, net of taxes	$—	$—	$(1,105)

(4) ACCOUNTS RECEIVABLE

Accounts receivable and notes receivable from customers at December 31, 2010 and 2009 consist of the following:

(In thousands)	2010	2009
Trade accounts receivable	$107,842	$82,938
Trade notes receivable	18,011	9,878

	125,853	92,816
Less allowance for doubtful accounts	1,121	1,694

	$124,732	$91,122

(5) INVENTORIES

Inventories at December 31, 2010 and 2009 consist of the following:

(In thousands)	2010	2009
Raw materials	$26,576	$21,016
Work-in-process	13,352	11,136
Finished goods(a)	60,453	50,453
Supplies	662	628

	$101,043	$83,233

(a)	Includes consignment inventories held by customers for $5,057 and $4,121 at December 31, 2010 and 2009 respectively.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31, 2010 and 2009 consist of the following:

(In thousands)	2010	2009	Estimated useful lives in years
Land	$11,216	$10,729
Buildings and improvements	73,841	70,124	5-35
Manufacturing equipment	135,594	132,309	5-10
Molds	68,857	62,786	3-5
Office furniture and equipment	56,938	55,088	3-8

	346,446	331,036
Less accumulated depreciation	219,721	195,605

	$126,725	$135,431

Depreciation expense for the years ended December 31, 2010, 2009, and 2008, was $28.0 million, $30.9 million, and $26.8 million, respectively. The Company recorded asset impairment write-offs on molds and equipment due to abandonment of approximately $1.3 million, $1.2 million, and $1.4 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. All impairment losses are included in cost of sales.

(7) INVESTMENTS

At December 31, 2010 and 2009, the Company held equity investments totaling $7.0 million. These investments all represent interests in privately held companies. Investments representing $5.3 million of the total at December 31, 2010 are accounted for under the equity method of accounting, with the remaining $1.7 million accounted for under the cost method.

During 2010, the Company determined that one of its investments was partially impaired. The Company recorded an impairment loss of $2.2 million that was classified in equity in net loss of affiliates in the statement of operations. Also in 2010, the Company sold two of its equity investments for $0.9 million. The Company recorded gains of $0.9 million that were classified within “other expense, net” in the consolidated results of operations.

During 2009, the Company exercised its option and acquired an additional 30% equity interest in Pureline Co., Ltd. (Pureline), bringing its total ownership percentage in Pureline to 70%. Accordingly, the transaction was accounted for under the acquisition method of accounting and the results of operations of Pureline are included in the Company’s consolidated financial statements since July 31, 2009. (See Note 3 to the Company’s consolidated financial statements). Also in 2009, the Company determined that one of its investments was totally impaired and recorded an impairment loss of $1.0 million that was classified as within “other expense” in the consolidated results of operations.

During 2008, the Company invested $11.0 million in equity investments. Also in 2008, the Company determined that four of its investments were partially or totally impaired. The Company recorded impairment losses of $11.1 million that were classified as within “other expense, net” in the consolidated results of operations.

(8) INTANGIBLE ASSETS

Other intangible assets, excluding goodwill, at December 31, 2010 and 2009 consist of the following:

	2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,050	$17,588	$1,462	9.1
Developed technology	74,988	53,348	21,640	7.5
Trademarks and trade names	17,287	9,112	8,175	9.6
Customer relationships	56,647	23,135	33,512	11.1
Employment and noncompete agreements	1,707	1,675	32	4.1
Other	4,270	4,004	266	5.5

	$173,949	$108,862	$65,087	9.0

	2009
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,020	$16,839	$2,181	9.1
Developed technology	74,988	47,541	27,447	7.5
Trademarks and trade names	17,245	7,950	9,295	9.6
Customer relationships	56,862	17,839	39,023	11.1
Employment and noncompete agreements	1,707	1,607	100	4.1
Other	4,278	3,854	424	5.5

	$174,100	$95,630	$78,470	9.0

Amortization expense was $13.2 million, $19.2 million and $19.6 million in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for the fiscal years 2011 to 2015, and thereafter, is $10.0 million, $9.4 million, $8.8 million, $7.7 million, $5.6 million, and $23.6 million, respectively.

(9) WARRANTY

The Company accrues for warranty costs based on historical trends and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from 30 days to one year. The following table summarizes the activity related to the product warranty liability during the fiscal years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Beginning of year	$877	$1,112	$1,306
Accrual for warranties issued during the period	1,348	1,238	2,221
Adjustment of previously recorded accruals	(237)	(709)	(878)
Settlements during the year	(973)	(764)	(1,537)

End of year	$1,015	$877	$1,112

(10) FINANCING ARRANGEMENTS

Short-term borrowings at December 31, 2010 and 2009 consist of the following:

(In thousands)	2010	2009
Bank borrowings, denominated in Japanese yen with an average interest rate of 1.3%	$—	$5,421
Bank borrowings, denominated in Korean won with an interest rate of 2.2%	—	343
Promissory note payable, denominated in Korean won with an interest rate of 6%	—	2,275

Total short-term borrowings	$—	$8,039

Long-term debt at December 31, 2010 and 2009 consists of the following:

(In thousands)	2010	2009
Revolving credit agreement with interest of Prime rate plus a Prime margin ranging from 1% to 1.5% through November 2011	$—	$17,406
Revolving credit agreement with interest of LIBOR rate plus a LIBOR margin ranging from 1% to 1.5% through November 2011	—	35,000
Bank loan denominated in Japanese yen with interest of 1.43% through November 2010	—	10,841
Stock redemption notes payable with interest of 8% through December 2010	—	416
Bank loan denominated in Korean won with interest of 2.15% through January 2010	—	86

Total long-term debt	—	63,749
Less current maturities of long-term debt	—	11,257

Long-term debt less current maturities	$—	$52,492

The Company has a revolving credit facility with Wells Fargo Bank, National Association, as agent, and certain other banks maturing November 1, 2011. On May 19, 2010, the Company amended the underlying revolving credit facility agreement (Restated Credit Agreement) with its lenders. The amendment reduced the revolving credit commitment from $121.7 million to $60.0 million, all of which is available to the Company dependent upon the Company’s borrowing base, which is based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment.

In addition, the May 19, 2010 amendment to the Restated Credit Agreement provided greater flexibility for certain thresholds related to the Company’s capital expenditure and cash management covenants. The amendment did not change the cash flow leverage ratio or fixed charge coverage ratio covenants included in the terms of the revolving credit facility. The Restated Credit Agreement was further amended December 20, 2010 to provide greater flexibility related to the Company’s cash management covenants.

As of December 31, 2010, the Company’s borrowing base supported $58.0 million of its available revolving commitment amount of $60.0 million. The Company had no outstanding borrowings and $0.7 million undrawn on outstanding letters of credit under the revolving credit facility as of that date.

Through December 31, 2010, the Company was not aware of any non compliance with all applicable debt covenants included in the terms of the Restated Credit Agreement. Beginning in the second quarter of 2010, the terms of the Restated Credit Agreement require that the Company maintain a cash flow leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio no lower than 1.5 to 1.0. At December 31, 2010, the Company’s cash flow leverage and fixed charge coverage ratios stood at 0.01 to 1.0 and 5.6 to 1.0, respectively. The cash flow leverage ratio measures the sum of short-term borrowings, long-term debt and capital lease obligations divided by the most recent two fiscal quarters’ EBITDA (as defined below) multiplied by two. The fixed charge coverage ratio measures the sum of EBITDA and lease expense less the sum of capital expenditures and income tax payments, which figure in turn is divided by the sum of interest expense, lease expense and scheduled principal payments.

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

In addition to the financial metric covenants required under the revolving credit facility, under the terms of the Restated Credit Agreement the Company is restricted from making annual capital expenditures in either 2010 or the first 10 months of 2011 in excess of $30.0 million. The Company must also maintain a minimum of $10.0 million in domestic cash balances.

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

The Company expended $0.1 million for debt issuance costs in connection with its May 19, 2010 amendment of the revolving credit agreement. These costs are included in other assets in the Company’s consolidated financial statements and are being amortized over the remaining term of the agreement. Interest expense for the second quarter of 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with the revolving credit facility due to the reduction in the Company’s revolving credit commitment from $121.7 million to $60.0 million described above.

During the fourth quarter of 2007, the Company executed a 3.0 billion yen ($26.7 million) unsecured term note agreement with a Japanese bank. Under the note agreement, the Company was required to make semi-annual payments in May and November each year of 500 million yen ($4.7 million) through November 2010, along with interest at a rate of 1.43%. Borrowings outstanding under this agreement at December 31, 2010 and December 31, 2009 were none and $10.8 million, respectively.

The Company has entered into unsecured line of credit agreements, which expire at various dates, with two international commercial banks, which provide for aggregate borrowings of 1.2 billion Japanese yen for its foreign subsidiaries, which is equivalent to $14.7 million as of December 31, 2010. Interest rates for these facilities are based on a factor of the banks’ reference rates. Borrowings outstanding under international line of credit agreements at December 31, 2010 and December 31, 2009, were none and $5.8 million, respectively.

(11) LEASE COMMITMENTS

As of December 31, 2010, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31	(In thousands)
2011	$5,871
2012	4,946
2013	3,585
2014	1,156
2015	237
Thereafter	—

Total minimum lease payments	$15,795

Total rental expense for all equipment and building operating leases for the years ended December 31, 2010, 2009, and 2008, were $11.9 million, $15.0 million, $12.3 million, respectively. Rent expense for the year ended December 31, 2009 included $1.0 million related to lease buy-outs associated with the Company’s closure of one of its manufacturing facilities in Chaska, Minnesota (see Note 12 to the Company’s consolidated financial statements). These costs were classified as restructuring charges.

(12) RESTRUCTURING COSTS

For the years ended December 31, 2010, 2009, and 2008, the accrued liabilities, provisions and payments associated with the employee severance and retention costs of the Company’s restructuring activities, as described in further detail below, were as follows:

(In thousands)	2010	2009	2008
Accrued liabilities at beginning of period	$2,621	$12,696	$6,209
Provision	6	5,717	16,597
Payments	(2,530)	(15,792)	(10,110)

Accrued liabilities at end of period	$97	$2,621	$12,696

Global restructuring and cost reduction initiatives

In the third quarter of 2008, the Company announced the appointment of a new Chief Operating Officer. In conjunction with this change in executive management, the Company initiated a global business restructuring of its sales and marketing functions, manufacturing operations, and realignment of its global supply chain and related ancillary operational functions. The Company incurred employee termination and other costs in connection with this business restructuring, as well as actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008.

The Company announced on November 4, 2008 that it would close the larger of its two manufacturing facilities in Chaska, Minnesota and transfer the related production to its other existing facilities. The closure, which impacted approximately 200 positions in the Company’s worldwide workforce, was completed at the end of 2009. Associated with these changes, the Company recorded $10.4 million in the year ended December 31, 2008 related to employee severance and retention costs (generally over the employees’ required remaining term of service) that were classified as restructuring charges. In the first quarter of 2009, the Company announced workforce reductions in Asia and Japan, which affected approximately 132 positions. In the second quarter of 2009, the Company announced additional global workforce reductions, affecting approximately 100 positions. In connection with the above actions, the Company recorded charges related to employee severance costs of $4.7 million for the year ended December 31, 2009, which were classified as restructuring charges.

For the years ended December 31, 2009 and 2008, the summary of the Company’s costs associated with its global restructuring and cost reduction initiatives classified as restructuring charges in the statement of operations was as follows:

(In thousands)	2009	2008
Severance and retention costs	$4,713	$10,423
Costs associated with transfer of production	6,468	—
Accelerated depreciation expense	1,362	—
Lease buyouts and other	2,920	—

Restructuring charges	$15,463	$10,423

The Company’s facility in Chaska became available for sale during the fourth quarter ended December 31, 2009 and was classified in assets held for sale at December 31, 2010 and 2009 at a carrying value of $6.0 million.

Selling, general and administrative expense reductions

In March 2008, the Company terminated approximately 75 employees associated with efforts to adjust the Company’s operations to changing business conditions. In connection with this action, the Company recorded charges of $4.8 million for the year ended December 31, 2008 for employee severance and retention costs (generally over the employees’ required remaining term of service) that were primarily classified as selling, general and administrative expenses.

Pureline Facility

During the second quarter ended July 3, 2010, the Company received proceeds of $3.6 million from the South Korean government in connection with eminent domain proceedings whereby the Company will relinquish its existing land and building to the government upon completion of a new facility in South Korea. The new building was completed in the fourth quarter of 2010; however, as of December 31, 2010, the South Korean government had not accepted title to the previously occupied building. Accordingly, the Company has classified the $2.2 million carrying value of the building to assets held for sale as of December 31, 2010. The Company expects the South Korean government to take title to the building in the first quarter of 2011.

Gilroy Cleaning Service Facility

The Company’s facility in Gilroy, California became available for sale during the quarter ended March 29, 2008 and was classified in assets held for sale at December 31, 2008 at a carrying value of $2.5 million. During the second quarter of 2009, the Company sold the facility for $2.3 million.

(13) INTEREST EXPENSE, NET

Interest expense, net for the years ended December 31, 2010, 2009 and 2008 consists of the following:

(In thousands)	2010	2009	2008
Interest income	$82	$225	$1,796
Interest expense	(3,598)	(9,440)	(2,814)

Interest expense, net	$(3,516)	$(9,215)	$(1,018)

Interest expense for the years ended December 31, 2010 and 2009 included $1.7 million and $2.1 million, respectively, related to the amortization and write-off of capitalized debt issuance costs incurred in connection with the Company’s credit agreements.

(14) OTHER EXPENSE, NET

Other expense, net for the years ended December 31, 2010, 2009 and 2008 consists of the following:

(In thousands)	2010	2009	2008
Loss on foreign currency remeasurement	$(2,326)	$(1,291)	$(4,442)
Gain on sale of equity investments	892	—	—
Impairment loss on equity investments	—	(1,000)	(11,102)
Other, net	4	546	58

Other (expense) income, net	$(1,430)	$(1,745)	$(15,486)

The losses on foreign currency remeasurement for the years ended December 31, 2010, 2009 and 2008 mainly reflect foreign currency transaction effects of the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

During 2010, the Company sold two of its equity investments and recorded gains totaling $0.9 million. In December 2009, the Company determined that one of its equity investments was totally impaired and recorded an impairment loss of $1.0 million. During 2008, the Company determined that four of its equity investments were partially or totally impaired and recorded impairment losses of $11.1 million.

(15) INCOME TAXES

Income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 was derived from the following sources:

(In thousands)	2010	2009	2008
Domestic	$50,644	$(43,321)	$(511,412)
Foreign	50,837	(16,567)	14,999

Income (loss) before income taxes	$101,481	$(59,888)	$(496,413)

Income tax (benefit) expense for the years ended December 31, 2010, 2009, and 2008 is summarized as follows:

(In thousands)	2010	2009	2008
Current:
Federal	$2,587	$(1,061)	$(104)
State	662	114	(608)
Foreign	15,292	(370)	4,263

	18,541	(1,317)	3,551

Deferred (net of valuation allowance):
Federal	—	—	11,124
State	—	—	(1,879)
Foreign	(3,535)	(1,679)	6,405

	(3,535)	(1,679)	15,650

Income tax expense (benefit)	$15,006	$(2,996)	$19,201

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2010, 2009, and 2008 as follows:

(In thousands)	2010	2009	2008
Expected federal income tax at statutory rate	$35,519	$(20,961)	$(173,746)
State income taxes before valuation allowance, net of federal tax effect	605	(1,708)	(3,128)
Income (losses) without tax expense (benefit)	215	(1,240)	—
Effect of foreign source income	(6,891)	4,009	1,416
Goodwill impairment	—	—	147,811
Tax effect of foreign dividend	—	(153)	3,594
Valuation allowance	(13,600)	16,579	42,093
Other items, net	(842)	478	1,161

Income tax expense (benefit)	$15,006	$(2,996)	$19,201

During 2010, the Company reduced the valuation allowance against its deferred tax assets by $13.6 million, from $57.6 million to $44.0 million, resulting in a benefit to tax expense of $13.6 million. Generally, the provisions of ASC 740, Income Taxes, require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. ASC 740 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.

As of December 31, 2010 and 2009, the Company has a U.S. net deferred tax asset position of $44.4 million and $57.2 million, respectively, which is composed of temporary differences and various credit carry forwards. Management has considered the positive and negative evidence for the potential utilization of the net deferred tax asset based upon an application of the principles of ASC 740. In fiscal 2010 and 2009, the negative evidence of a cumulative three-year U.S. operating loss and a finite carry forward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence. As a result management has concluded that it is not more likely than not that the Company will realize the U.S. net deferred tax asset and thus is required to provide an allowance for a portion of the net deferred tax asset management has concluded will not be utilized equal to $43.5 million and $57.2 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company had a net non-U.S. deferred tax asset position of $15.4 million and $14.9 million, respectively, for which management determined based upon the available evidence a valuation allowance of $0.5 million and $0.4 million as of December 31, 2010 and 2009, respectively, were required against the non-U.S. deferred tax assets. For other non-U.S. jurisdictions, management is relying upon projections of future taxable income to utilize deferred tax assets. Estimated taxable income of $42.0 million will be necessary to utilize the non-U.S. deferred tax assets, of which an estimated $35.0 million is related to Nihon Entegris KK, the Company’s Japanese subsidiary.

As a result of commitments made by the Company related to investments in tangible property and equipment (approximately $46.9 million by December 31, 2011), the establishment of a research and development center in 2006 and certain employment commitments through 2010, income from certain manufacturing activities in Malaysia is exempt from tax for years up through 2015. The income tax benefits attributable to the tax status of this subsidiary are estimated to be $6.5 million (5 cents per diluted share), none, and none for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company added $0.1 million and $0.5 million to additional paid-in capital in accordance with ASC 718 reflecting tax differences relating to employee stock option and restricted stock award transactions for the years ended December 31, 2010 and 2009, respectively. $2.5 million was charged to additional paid-in capital in accordance with ASC 718 reflecting tax differences relating to employee stock option and restricted stock award transactions for the year ended December 31, 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Deferred tax assets attributable to:
Accounts receivable	$349	$818
Inventory	3,223	3,116
Intercompany profit	3,076	273
Accruals not currently deductible for tax purposes	15,250	8,206
Net operating loss and credit carryforwards	25,986	44,895
Capital loss carryforward	3,021	—
Depreciation	5,852	1,806
Equity compensation	3,186	3,099
Asset impairments	1,021	4,397
Other, net	2,838	5,945

Gross deferred tax assets	63,802	72,555
Valuation allowance	(43,987)	(57,587)

Total deferred tax assets	19,815	14,968

Deferred tax liabilities attributable to:
Purchased intangible assets	949	419

Total deferred tax liabilities	949	419

Net deferred tax assets	$18,866	$14,549

At December 31, 2010, there were approximately $205.6 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. Management has considered its future cash needs and affirms its intention to indefinitely invest such earnings overseas to be utilized for working capital purposes, expansion of existing operations, possible acquisitions and other international items. No U.S. tax has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes may be partially offset by available foreign tax credits. Management has concluded that it is impracticable to compute the full actual tax impact, but it estimates that $7.7 million of withholding taxes would be incurred if the $205.6 million were distributed.

At December 31, 2010, the Company had state operating loss carryforwards of approximately $7.8 million, which begin to expire in 2013; foreign tax credit carryforwards of approximately $23.4 million, which begin to expire in 2017; alternative minimum tax credit carryforwards of approximately $0.4 million; federal research tax credit carryforwards of approximately $0.3 million, which begin to expire in 2030; and foreign operating loss carryforwards of $2.6 million, of which $1.6 million will not expire under current law and $1.0 million will begin to expire in 2014.

On December 24, 2008, NEKK loaned 2.0 billion yen (approximately U.S. $24.5 million) to the Company. The loan was funded from available cash and lines of credit established with Japanese banks. The loan transaction resulted in a recharacterization of $24.5 million of NEKK’s accumulated undistributed earnings as no longer being indefinitely reinvested.

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

Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Gross unrecognized tax benefits at beginning of year	$4,264	$5,539
Increases in tax positions for prior years	—	52
Decreases in tax positions for prior years	(669)	(317)
Increases in tax positions for current year	436	28
Settlements	(646)	(122)
Lapse in statute of limitations	(858)	(916)

Gross unrecognized tax benefits at end of year	$2,527	$4,264

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million at December 31, 2010.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income before taxes. Penalties are recorded in other expense or income, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. For the years ended December 31, 2010 and 2009, the Company has accrued interest and penalties related to unrecognized tax benefits of $1.0 million and $1.6 million, respectively. Interest and penalties of $(0.6) million and $(0.3) million were recognized in the statement of operations for the years ended December 31, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statute of limitations related to the consolidated Federal income tax return is closed for all years up to and including 2006. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2005.

Due to the potential for resolution of a foreign examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $0.9 million.

(16) EQUITY

Equity Offering

On September 16, 2009, the Company issued 16.1 million shares of common stock for $3.80 per share in a registered public offering. The Company received net proceeds of $56.6 million after deducting underwriting fees and other offering costs of $4.5 million. As required by the terms of the Company’s revolving credit facility, the proceeds were used to reduce the debt outstanding under the Company’s revolving credit facility.

Share Repurchase Program

In November 2007, the Company’s Board of Directors authorized a Rule 10b-5-1 trading plan to acquire up to $49.4 million of the Company’s common stock. The share buyback program, which commenced on December 1, 2007 and ended on August 1, 2008, was established in accordance with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. Under the trading plan, the Company purchased 4.0 million shares of its common stock in 2008 at an average price of $7.28 per share. The total cost of the purchases was $28.9 million.

Share-based Compensation Expense

The Company follows ASC 718 which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases), to be based on estimated fair values. Share-based compensation expense recorded under ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $7.6 million, $8.1 million and $7.4 million, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2009 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of August 27, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of ASC 718.

Share-based payment awards in the form of restricted stock awards for 1.2 million shares, 2.7 million shares, and 0.8 million shares were granted to employees during the years ended December 31, 2010, 2009 and 2008, respectively. Share-based payment awards in the form of stock awards subject to performance conditions for up to 0.5 million shares were granted to certain employees during the years ended December 31, 2008.

During the years ended December 31, 2010 and December 31, 2009, the Company awarded no performance stock. Share-based payment awards in the form of stock option awards for 0.7 million, 1.5 million and 0.9 million options were granted to employees during the years ended December 31, 2010, 2009 and 2008, respectively. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718.

In conjunction with the adoption of the provisions of ASC 718 the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-

line single option method. Compensation expense for all share-based payment awards granted on or prior to August 27, 2005 is recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted subsequent to August 27, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and such estimates revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Purchase Plan

The Company maintains the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4.0 million common shares are reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan under ASC 718. As of December 31, 2010, 2.6 million shares had been issued under the ESPP. At December 31, 2010, 1.4 million shares remained available for issuance under the ESPP. Employees purchased 0.4 million shares, 0.6 million shares, and 0.3 million shares, at a weighted-average price of $2.88, $1.90, and $6.37 during the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Plan

At December 31, 2009, the Company had outstanding stock awards under five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan; the Entegris, Inc. Outside Directors’ Option Plan and three former Mykrolis stock option plans assumed by the Company on August 10, 2005; the 2001 Equity Incentive Plan; the 2003 Employment Inducement and Acquisition Stock Option Plan; and the 2001 Non-Employee Director Stock Option Plan. On December 17, 2009 the Company’s Board of Directors approved the 2010 Stock Plan, subject to the approval of the Company’s stockholders. On May 5, 2010, the stockholders approved the 2010 Stock Plan. The 2010 Stock Plan replaced the above existing plans for future stock awards and stock option grants. Subsequent to the replacement of the prior plans on May 5, 2010, no awards were made under the prior plans, and no future awards will be made under the prior plans.

2010 Stock Plan: The 2010 Stock Plan is a stockholder approved plan that provides for the issuance of stock options and other share-based awards to selected employees, directors, and other individuals or entities who provide services to the Company or its affiliates. The 2010 Stock Plan has a term of ten years. Under the 2010 Stock Plan, the Board of Directors or a committee selected by the Board of Directors will determine for each award, the term, price, number of shares, rate at which each award is exercisable and whether restrictions are imposed on the shares subject to the awards. The exercise price for option awards may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company).

General Option Information

Option activity for the Company’s employee stock plans for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010		2009		2008
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	6,663	$6.80	6,689	$8.30	8,396	$8.70
Granted	746	5.42	1,545	1.13	938	6.58
Exercised	(1,190)	4.68	(46)	4.80	(341)	4.21
Canceled	(1,218)	10.31	(1,525)	7.67	(2,304)	9.67

Options outstanding, end of year	5,001	$6.25	6,663	$6.80	6,689	$8.30
Options exercisable, end of year	3,013	$8.15	4,595	$8.75	5,871	$8.55

Options outstanding for the Company’s employee stock plans at December 31, 2010 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$1.13 to $3.08	1,248	5.0 years	$1.18	207	$1.24
$4.61 to $7.68	1,736	4.4 years	6.16	789	6.61
$7.69 to $9.22	1,317	1.6 years	8.33	1,317	8.33
$9.23 to $15.38	700	2.3 years	11.58	700	11.58

	5,001	3.5 years		3,013

The weighted average remaining contractual term for options outstanding and exercisable for all plans at December 31, 2010 was 3.5 years and 2.4 years, respectively.

For all plans, the Company had shares available for future grants of 9.5 million shares, 9.3 million shares, and 11.0 million shares at December 31, 2010, December 31, 2009, and December 31, 2008, respectively. The 2010 Stock Plan allows that after December 31, 2009 any stock awards that were awarded from the expired plans mentioned above that are forfeited, expired or otherwise terminate without issuance of such stock award again be available for issuance under the 2010 Stock Plan.

For all plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $2.1 million and $6 thousand, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $7.47 at December 31, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $10.1 million and $2.0 million for options outstanding and options exercisable, respectively. The total number of in-the-money options exercisable as of December 31, 2010 was 0.9 million.

During the years ended December 31, 2010, 2009 and 2008 the Company received cash from the exercise of stock options totaling $5.6 million, $0.2 million, and $1.4 million, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company received cash of $1.2 million, $1.1 million, and $1.7 million, respectively, in employee contributions to the Entegris, Inc. Employee Stock Purchase Plan.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. Accordingly, compensation expense for restricted stock awards granted on or prior to August 27, 2005 is recorded using the accelerated multiple-option approach, while compensation expense for restricted stock awards granted subsequent to August 27, 2005 is recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

(Shares in thousands)	2010		2009		2008
	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	3,263	$3.74	1,551	$9.06	1,873	$10.89
Granted	1,205	5.75	2,690	1.92	797	6.86
Vested	(1,640)	4.04	(851)	7.32	(773)	10.88
Forfeited	(90)	4.11	(127)	6.12	(346)	9.83

Unvested, end of year	2,738	$4.43	3,263	$3.74	1,551	$9.06

The weighted average remaining contractual term for unvested restricted shares at December 31, 2010 and 2009 was 2.3 years and 2.4 years, respectively.

As of December 31, 2010, the total compensation cost related to unvested stock options and restricted stock awards not yet recognized was $2.1 million and $7.6 million, respectively, that is expected to be recognized over the next 2.5 years on a weighted-average basis. These amounts exclude restricted stock awards for which performance criteria have yet to be determined and, accordingly, grant dates for those awards have not been established.

During the years ended December 31, 2010 and December 31, 2009, Entegris, Inc. awarded no performance stock and during the year ended December 31, 2008 Entegris, Inc. awarded performance stock for up to 0.5 million shares to be issued upon the achievement of performance conditions (Performance Shares) under the Company’s stock incentive plans to certain officers and other key employees. The number of performance shares earned in a given year may vary based on the level of achievement of financial performance objectives for that year or multi-year period. If the Company’s performance fails to achieve the specified performance threshold, then the Performance Shares allocated to that financial performance criteria are forfeited. Each annual tranche will have its own service period beginning at the date (the grant date) at which the Board of Directors establishes the annual performance targets for the applicable year. Compensation expense to be recorded in connection with the Performance Shares will be based on the grant date fair value of the Company’s common stock. Awards of Performance Shares are expensed over the service period based on an evaluation of the probability of achieving the performance objectives.

For Performance Share awards granted in 2007, 50% of the shares were available to be awarded, if and to the extent that two financial performance criteria for fiscal year 2007 were achieved, while the remaining 50% of the shares were available to be awarded if and to the extent that a third financial performance criteria for the three-year period including fiscal years 2007 through 2009 were achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance failed to achieve the specified performance threshold, then the performance shares are forfeited. Compensation expense was to be recorded in connection with the 2007 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established.

All shares earned in connection with the 2007 Performance Share awards were also subject to service conditions. Shares available upon attainment of the financial performance criteria for fiscal year 2007 vest annually over a four-year period, while shares available upon attainment of the financial performance criteria for the three-year period from fiscal years 2007 through 2009 will be three-quarters vested at the end of 2009, with the final 25% vesting in 2010. At December 31, 2007, the Company determined that it achieved one, but not the second, of the financial performance criteria for fiscal year 2007. Consequently, shared-based compensation expense of $0.1 million and $36 thousand was recorded in 2009 and 2010, respectively, in connection with the fiscal year 2007 financial performance criteria of the Performance Share awards granted in 2007. At December 31, 2009, the Company determined that the financial performance criteria for the three-year period including fiscal years 2007 through 2009 were not achieved and, consequently, no shared-based compensation expense has been recorded in connection with the third financial performance criteria of the Performance Share awards granted in 2007.

For Performance Share awards granted in 2008, 100% of the shares were available to be awarded if and to the extent that financial performance criteria for the three-year period including fiscal years 2008 through 2010 were achieved. The number of performance shares earned may vary based on the level of achievement of financial performance criteria indicated. If the Company’s performance failed to achieve the specified performance threshold, then the performance shares were forfeited. Compensation expense to be recorded in connection with the 2008 Performance Shares is based on the grant date fair value of the Company’s common stock on the date the financial performance criteria were established. All shares earned in connection with the 2008 Performance Share awards were also subject to service conditions. Shares available upon attainment of the financial performance criteria for the three-year period from fiscal years 2008 through 2010 will be three-quarters vested at the end of 2010, with the final 25% vesting in 2011. As of December 31, 2010, the Company determined that the financial performance criteria for the three-year period including fiscal years 2008 through 2010 were not achieved and, consequently, no shared-based compensation expense was recorded in connection with the Performance Share awards granted in 2008.

Valuation and Expense Information under ASC 718

The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan accounted for under ASC 718 for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Cost of sales	$604	$704	$1,026
Engineering, research and development expenses	476	482	513
Selling, general and administrative expenses	6,523	6,865	5,836

Share-based compensation expense	7,603	8,051	7,375
Tax benefit	2,836	—	2,751

Share-based compensation expense, net of tax	$4,767	$8,051	$4,624

Stock options

Share-based payment awards in the form of stock option awards for 0.7 million, 1.5 million and 0.9 million options were granted to employees during the years ended December 31, 2010, 2009, and 2008. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718. The awards vest annually over a three-year period and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company. The weighted-average grant date exercise price of options awarded in 2010, 2009, and 2008 was $5.42, $1.13, and $6.58, respectively.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2010, 2009 and 2008:

Employee stock options:	2010	2009	2008
Volatility	75.2%	53.9%	37.1%
Risk-free interest rate	2.1%	1.6%	3.1%
Dividend yield	0%	0%	0%
Expected life	3.9 years	4 years	4 years
Weighted average fair value per option	$3.25	$0.48	$2.17

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

(17) BENEFIT PLANS

401(k) Plan The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches 100% of employees’ contributions on the first 3% of eligible wages and 50% of employees’ contributions on the next 2% of eligible wages, or a maximum match of 4% of the employee’s eligible wages. During the first quarter of 2009, the Company reduced by one-half its match of employee contributions; later in the quarter the match of employee contributions was eliminated in full for the remainder of the year. The Company’s matching contribution was reinstated beginning in January 2010. In addition to the matching contribution, the Company’s Board of Directors may, at its discretion, declare a profit sharing contribution as a percentage of eligible wages based on the Company’s worldwide operating results. The employer profit sharing and matching contribution expense under the Plan was $2.5 million, $0.4 million and $3.0 million in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Supplemental Savings and Retirement Plan The Company also maintains the Supplemental Savings and Retirement Plan (the “Supplemental Plan”). Under the Supplemental Plan, certain senior executives are allowed certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. Liabilities of $1.5 million and $1.6 million at December 31, 2010 and 2009, respectively, related to the Supplemental Plan are included in the consolidated balance sheets under the caption “Pension benefit obligations and other liabilities.” The Company recorded expense of $0.1 and $0.2 million in the years ended December 31, 2010 and 2009, and income of $0.8 million in the year ended December 31, 2008 related to the Supplemental Plan.

Defined Benefit Plans The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.

The tables below set forth the Company’s estimated funded status as of December 31, 2010 and 2009:

(In thousands)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$21,796	$22,196
Plan amendments	—	124
Service cost	1,654	1,520
Interest cost	319	350
Actuarial losses	769	885
Benefits paid	(899)	(2,811)
Curtailments	—	(71)
Foreign exchange impact	2,876	(397)

Benefit obligation at end of period	26,515	21,796

Change in plan assets:
Fair value of plan assets at beginning of period	4,681	4,687
Return on plan assets	(5)	346
Employer contributions	1,153	1,078
Benefits paid	(444)	(1,349)
Foreign exchange impact	655	(81)

Fair value of plan assets at end of period	6,040	4,681

Funded status:
Plan assets less than benefit obligation	(20,475)	(17,115)

Net amount recognized	$(20,475)	$(17,115)

Amounts recognized in the consolidated balance sheet consist of:

(In thousands)
Current liability	$(245)	$—
Noncurrent liability	(20,230)	(17,115)
Accumulated other comprehensive loss, net of taxes	3,150	2,313

Amounts recognized in accumulated other comprehensive loss, net of tax consist of:

(In thousands)
Net actuarial loss	$3,765	$2,572
Prior service cost	1,196	1,221
Unrecognized transition obligation	(14)	(13)

Gross amount recognized	4,947	3,780
Deferred income taxes	(1,797)	(1,467)

Net amount recognized	$3,150	$2,313

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

(In thousands)	2010	2009
Projected benefit obligation	$26,515	$21,796
Accumulated benefit obligation	23,069	19,060
Fair value of plan assets	6,040	4,681

The components of the net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	2010	2009	2008
Pension benefits:
Service cost	$1,654	$1,520	$1,411
Interest cost	319	350	334
Expected return on plan assets	(76)	(72)	(74)
Amortization of prior service cost	163	153	134
Amortization of net transition obligation	(1)	(1)	(1)
Recognized actuarial net loss	247	222	66
Curtailments	—	(71)	—

Net periodic pension benefit cost	$2,306	$2,101	$1,870

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is as follows:

(In thousands)
Transition obligation	$(1)
Prior service cost	105
Net actuarial loss	91

$195

Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2010, 2009 and 2008 are presented in the following table as weighted-averages:

	2010	2009	2008
Benefit obligations:
Discount rate	1.29%	1.40%	1.66%
Rate of compensation increase	5.23%	5.21%	6.56%
Net periodic benefit cost:
Discount rate	1.36%	1.74%	1.77%
Rate of compensation increase	5.26%	6.38%	6.55%
Expected return on plan assets	1.53%	1.49%	1.58%

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

Plan Assets

At December 31, 2010 and 2009, the majority of the Company’s pension plan assets are invested in a Japanese insurance company’s investment funds, which consist mainly of equity and debt securities. The remaining portion of the Company’s plan assets is deposited in Bank of Taiwan in the form of cash, where Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit.

The fair value measurements of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

(in thousands) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Japan Plan assets(a)	$5,685	—	$5,685	—
Taiwan Plan assets(b)	355	—	355	—

	$6,040	—	$6,040	—

(a)	The Company selects a pre-packaged portfolio pooled investment fund that is conservative. This fund includes investments that are both U.S. and non-U.S. in nature in approximately 51% equities, 39% bonds, and 10% other investments to boost earnings in the medium and long terms while adopting a flexible hedging approach to reduce risk.
(b)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.

The fair value measurements of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

(in thousands) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Japan Plan assets(a)	$4,370	—	$4,370	—
Taiwan Plan assets(b)	311	—	311	—

	$4,681	—	$4,681	—

(a)	The Company selects a pre-packaged portfolio pooled investment fund that is conservative. This fund includes investments that are both U.S. and non-U.S. in nature in approximately 52% equities, 44% bonds, and 4% other investments to boost earnings in the medium and long terms, while adopting a flexible hedging approach to reduce risk.

(b)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.

Cash Flows

The Company expects to contribute $1.2 million to its defined benefit pension plans during 2011. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)
2011	$1,042
2012	607
2013	685
2014	395
2015	820
Years 2016-2020	$5,360

(18) FAIR VALUE MEASUREMENTS

Generally accepted accounting principles establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Other than cash and cash equivalents, the Company had no assets and liabilities measured on a recurring basis at December 31, 2010.

In the fourth quarter 2010, the Company recorded an other-than-temporary impairment of $2.2 million for an equity method investment. The fair value of the investment after impairment was $4.1 million at December 31,

2010 and is classified as a Level 3 investment in the fair value hierarchy. The fair value measurement of its equity investment was generally based on valuations involving significant unobservable inputs, generally utilizing the market approach or Level 3 in the fair value hierarchy.

In 2009 and 2008, the Company recorded other-than-temporary impairments of $1.0 million and $11.1 million, respectively, related to its equity investments. The fair values after impairment were zero and $1.8 million for all individual investments at December 31, 2009 and 2008, respectively, and are classified as Level 3 investments in the fair value hierarchy. The fair value measurements of its equity investments were generally based on valuations involving significant unobservable inputs, generally utilizing the market approach or Level 3 in the fair value hierarchy.

The fair value measurements of the assets acquired and liabilities assumed in the acquisition of Pureline as described in Note 3 to the consolidated financial statements were generally based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

(19) EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to Entegris, Inc. by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Basic earnings (loss) per share—Weighted common shares outstanding	131,685	117,321	112,653
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	1,489	—	—

Diluted earnings (loss) per share—Weighted common shares outstanding	133,174	117,321	112,653

Approximately 3.8 million of the Company’s stock options were excluded from the calculation of diluted earnings per share in the fiscal year ended December 31, 2010 because the exercise prices of the stock options were greater than the average price of the Company’s common stock, and therefore their inclusion would have been antidilutive. Stock options and restricted stock of 6.3 million and 6.6 million were excluded from the calculation of diluted earnings per share for the years ended December 31, 2009 and 2008, respectively. The effect of the inclusion of stock options and unvested restricted common stock for the years ended December 31, 2009 and 2008, respectively, would have been anti-dilutive.

(20) SEGMENT INFORMATION

The Company’s financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD).

•	CCS: provides a wide range of products and subsystems that purify, monitor and deliver critical liquids and gases used in the semiconductor manufacturing process.

•	ME: provides products that protect wafers, reticles and electronic components at various stages of transport, processing and storage.

•

SMD: provides specialized graphite components used in semiconductor equipment and offers low-temperature, plasma-enhanced chemical vapor deposition coatings of critical components of semiconductor manufacturing equipment used in various stages of the manufacturing process.

Summarized financial information for the Company’s reportable segments is shown in the following table:

(In thousands)	2010	2009	2008
Net sales:
CCS	$435,858	$241,163	$330,810
ME	182,471	111,465	190,761
SMD	70,087	46,016	33,128

Total net sales	$688,416	$398,644	$554,699

(In thousands)	2010	2009	2008
Segment profit:
CCS	$122,891	$29,118	$77,024
ME	40,907	3,485	24,276
SMD	9,103	2,925	9,250

Total segment profit	$172,901	$35,528	$110,550

(In thousands)	2010	2009	2008
Total assets:
CCS	$222,015	$194,051	$198,991
ME	95,999	84,782	92,452
SMD	108,872	120,377	134,998
Corporate	174,499	105,462	171,383

Total assets	$601,385	$504,672	$597,824

Intersegment sales are not significant. Corporate assets consist primarily of cash and cash equivalents, assets of discontinued operations, assets held for sale, investments, deferred tax assets and deferred tax charges. Through December 31, 2008, the Company operated as one reportable segment; accordingly, the Company’s goodwill was not attributed to the Company’s segments.

(In thousands)	2010	2009	2008
Depreciation and amortization:
CCS	$18,632	$22,325	$24,423
ME	7,781	10,093	10,453
SMD	11,113	11,929	6,442
Corporate	3,672	5,780	5,025

Total depreciation and amortization	$41,198	$50,127	$46,343

(In thousands)	2010	2009	2008
Capital expenditures:
CCS	$11,043	$7,818	$11,737
ME	2,175	3,406	8,545
SMD	1,368	459	1,570
Corporate	2,208	1,479	5,135

Total capital expenditures	$16,794	$13,162	$26,987

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

(In thousands)	2010	2009	2008
Total segment profit (loss)	$172,901	$35,528	$110,550
Amortization of intangibles	(13,231)	(19,237)	(19,585)
Restructuring charges	—	(15,463)	(10,423)
Charge for fair value mark-up of acquired inventory sold	—	(4,553)	(13,519)
Impairment of goodwill	—	—	(473,799)
Unallocated general and administrative expenses	(53,243)	(45,203)	(73,133)

Operating income (loss)	$106,427	$(48,928)	$(479,909)

The following table presents amortization of intangibles, restructuring charges and charges for fair value mark-up of acquired inventory sold for each of the Company’s segments for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Amortization of intangibles:
CCS	$7,553	$13,201	$15,327
ME	416	647	705
SMD	5,262	5,389	3,553

	$13,231	$19,237	$19,585

Restructuring charges:
CCS	$—	$2,713	$1,454
ME	—	7,375	3,528
SMD	—	299	—
Corporate	—	5,076	5,441

	$—	$15,463	$10,423

Charge for fair value mark-up of acquired inventory sold:
CCS	$—	$488	$—
SMD	—	4,065	13,519

	$—	$4,553	$13,519

The following table summarizes the Company’s total net sales by markets served for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Net sales:
Semiconductor	$497,800	$282,193	$419,132
Data storage	17,693	11,958	24,526
Other	172,923	104,493	111,041

	$688,416	$398,644	$554,699

The following tables summarize total net sales, based upon the country to which sales to external customers were made, and property, plant and equipment attributed to significant countries for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Net sales:
United States	$193,408	$114,009	$153,098
Japan	125,372	74,214	115,589
Germany	27,879	13,331	21,264
Taiwan	109,667	64,907	72,792
Singapore	31,432	16,614	29,603
South Korea	64,514	30,960	40,954
Malaysia	12,138	7,101	14,750
China	44,855	19,332	21,868
Other	79,151	58,176	84,781

	$688,416	$398,644	$554,699

(In thousands)	2010	2009	2008
Property, plant and equipment:
United States	$60,337	$69,652	$94,175
Japan	28,986	27,817	30,891
Malaysia	26,349	26,204	26,247
Other	11,053	11,758	8,425

	$126,725	$135,431	$159,738

In the years ended December 31, 2010, 2009 and 2008, no single customer accounted for 10% or more of net sales. In the years ended December 31, 2010, 2009 and 2008, net sales to the Company’s top ten customers accounted for approximately 28%, 29% and 26%, respectively, of the Company’s net sales.

(21) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations. The Company expenses legal costs as incurred. The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of December 31, 2010.

As previously disclosed: (i) on March 3, 2003 the Company’s predecessor, Mykrolis Corporation, filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by certain fluid separation systems and related assemblies used in photolithography applications manufactured and sold by Pall Corporation; (ii) on December 16, 2005 Pall Corporation filed a lawsuit against the Company in U.S. District Court for the Eastern District of New York alleging infringement of two of plaintiff’s patents by one of the Company’s gas filtration products and by the packaging for certain of the Company’s liquid filtration products; (iii) on April 6, 2006 the Company filed a second lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No.7,021,667 by certain filter assembly products used in photolithography applications that are manufactured and sold by Pall; (iv) on August 23, 2006 the Company filed a third lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of the Company’s newly issued U.S. patent No. 7,037,424 by certain fluid separation modules and related separation apparatus, including the product known as the EZD-3 Filter Assembly, used in photolithography applications that are manufactured and sold by Pall; and (v) on May, 4, 2007 Pall Corporation filed a second lawsuit against the Company in the U.S. District Court for the Eastern District of New York alleging that certain of the Company’s point-of-use filtration products infringe a newly issued Pall patent, as well as three older Pall patents.

In each of the above lawsuits the plaintiff sought damages and/or injunctive relief against the alleged infringement.

On January 13, 2011 the Company and Pall Corporation entered into a Release, Settlement and License Agreement that effects a comprehensive settlement of all of the above patent infringement litigation pending between the companies. Among other things the terms of this settlement permits both companies to continue to manufacture their existing product lines. In accordance with the terms of this settlement, a stipulation and proposed order of dismissal was filed with the appropriate court for each of the above lawsuits within 5 days following the above settlement date.

(22) QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$160,511	$167,575	$178,230	$182,100
Gross profit	73,151	77,127	79,856	80,509
Net income attributable to Entegris, Inc.	16,550	18,385	22,418	27,003
Basic income per share attributable to Entegris, Inc.
Net income	0.13	0.14	0.17	0.20
Diluted income per share attributable to Entegris, Inc.
Net income	0.12	0.14	0.17	0.20

	Fiscal quarter ended
(In thousands, except per share data)	March 28, 2009	June 27, 2009	September 26, 2009	December 31, 2009
Net sales	$59,038	$82,576	$110,706	$146,324
Gross profit	5,018	23,730	44,777	64,287
Net (loss) income attributable to Entegris, Inc.	(37,745)	(22,492)	(7,608)	10,124
Basic (loss) income per share attributable to Entegris, Inc.
Net (loss) income	(0.34)	(0.20)	(0.07)	0.08
Diluted loss per share attributable to Entegris, Inc.
Net (loss) income	(0.34)	(0.20)	(0.07)	0.08