Form 10-Q
period 2011-04-02
ENTEGRIS INC
filed 2011-04-22
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2011
Common Stock, $0.01 par value per share	134,347,103_shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2011

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	April 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$142,578	$133,954
Trade accounts and notes receivable, net of allowance for doubtful accounts of $994 and $1,121	135,843	124,732
Inventories	100,447	101,043
Deferred tax assets, deferred tax charges and refundable income taxes	11,640	11,484
Assets held for sale	8,265	8,182
Other current assets	7,598	7,696

Total current assets	406,371	387,091

Property, plant and equipment, net of accumulated depreciation of $224,553 and $219,721	126,231	126,725

Other assets:
Investments	7,453	7,017
Intangible assets, net	62,540	65,087
Deferred tax assets and other noncurrent tax assets	10,569	10,855
Other	4,346	4,610

Total assets	$617,510	$601,385

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	39,969	34,631
Accrued payroll and related benefits	18,787	41,392
Other accrued liabilities	19,424	18,111
Deferred tax liabilities and income taxes payable	10,130	13,500

Total current liabilities	88,310	107,634

Pension benefit obligations and other liabilities	24,276	24,761
Deferred tax liabilities and other noncurrent tax liabilities	5,219	4,977

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of April 2, 2011 and December 31, 2010	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 134,327,603 and 132,900,904	1,343	1,329
Additional paid-in capital	770,816	765,867
Retained deficit	(320,437)	(349,612)
Accumulated other comprehensive income	42,969	42,035

Total Entegris, Inc. shareholders’ equity	494,691	459,619
Noncontrolling interest	5,014	4,394

Total equity	499,705	464,013

Total liabilities and equity	$617,510	$601,385

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
(In thousands, except per share data)	April 2, 2011	April 3, 2010
Net sales	$203,125	$160,511
Cost of sales	114,780	87,360

Gross profit	88,345	73,151
Selling, general and administrative expenses	35,790	35,782
Engineering, research and development expenses	12,532	10,820
Amortization of intangible assets	2,689	4,272

Operating income	37,334	22,277
Interest expense, net	153	1,206
Other income, net	(428)	(293)

Income before income taxes and equity in affiliates	37,609	21,364
Income tax expense	8,273	4,809
Equity in net earnings of affiliates	(239)	(191)

Net income	29,575	16,746
Less net income attributable to noncontrolling interest	400	196

Net income attributable to Entegris, Inc.	$29,175	$16,550

Amounts attributable to Entegris, Inc.:
Basic net income per common share:	$0.22	$0.13
Diluted net income per common share:	$0.22	$0.12

Weighted shares outstanding:
Basic	133,699	130,954
Diluted	135,444	132,783

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income	Noncontrolling interest’s comprehensive income

Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	1,259	13	769	—	—	—	782
Share-based compensation expense	—	—	1,794	—	—	—	1,794
Other, net of tax	—	—	—	—	94	—	94	$94	$—
Foreign currency translation	—	—	—	—	549	(68)	481	549	(68)
Net income	—	—	—	16,550	—	196	16,746	16,550	196

Total comprehensive income						—		$17,193	$128

Balance at April 3, 2010	131,302	$1,313	$753,923	$(417,418)	$28,143	$3,593	$369,554

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income	Noncontrolling interest’s comprehensive income

Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013
Shares issued under stock plans	1,427	14	2,913	—	—	—	2,927
Share-based compensation expense	—	—	1,922	—	—	—	1,922
Tax benefit associated with stock plans			114				114
Other, net of tax	—	—	—	—	78	—	78	$78	$—
Foreign currency translation	—	—	—	—	856	220	1,076	856	220
Net income	—	—	—	29,175	—	400	29,575	29,175	400

Total comprehensive income								$30,109	$620

Balance at April 2, 2011	134,328	$1,343	$770,816	$(320,437)	$42,969	$5,014	$499,705

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	April 2, 2011	April 3, 2010
Operating activities:
Net income	$29,575	$16,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,819	6,724
Amortization	2,689	4,272
Share-based compensation expense	1,922	1,794
Other	303	(2,336)
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(10,130)	(12,612)
Inventories	724	(5,035)
Accounts payable and accrued liabilities	(15,585)	13,076
Other current assets	132	(773)
Income taxes payable and refundable income taxes	(3,559)	5,358
Other	(1,763)	809

Net cash provided by operating activities	11,127	28,023

Investing activities:
Acquisition of property and equipment	(6,744)	(3,603)
Other	(510)	26

Net cash used in investing activities	(7,254)	(3,577)

Financing activities:
Principal payments on short-term borrowings and long-term debt	—	(133,715)
Proceeds from short-term borrowings and long-term debt	—	113,288
Issuance of common stock	2,927	782
Other	114	—

Net cash provided by (used in) financing activities	3,041	(19,645)

Effect of exchange rate changes on cash and cash equivalents	1,710	(248)

Increase in cash and cash equivalents	8,624	4,553
Cash and cash equivalents at beginning of period	133,954	68,700

Cash and cash equivalents at end of period	$142,578	$73,253

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of April 2, 2011 and December 31, 2010, the results of operations for the three months ended April 2, 2011 and April 3, 2010, and equity and comprehensive income, and cash flows for the three months ended April 2, 2011 and April 3, 2010.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance was effective for the Company in 2011 and did not have a material effect on the Company’s condensed consolidated financial statements.

Other Accounting Standards Updates issued not effective for the Company until after April 2, 2011 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	April 2, 2011	December 31, 2010
Raw materials	$27,888	$26,576
Work-in process	15,311	13,352
Finished goods(a)	56,489	60,453
Supplies	759	662

Total inventories	$100,447	$101,043

(a)	Includes consignment inventories held by customers for $5,590 and $5,057 at April 2, 2011 and December 31, 2010, respectively.

3. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $62.5 million as of April 2, 2011 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of April 2, 2011
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,089	$17,730	$1,359
Developed technology	74,988	54,232	20,756
Trademarks and trade names	17,345	9,404	7,941
Customer relationships	56,687	24,462	32,225
Other	3,211	2,952	259

	$171,320	$108,780	$62,540

	As of December 31, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,050	$17,588	$1,462
Developed technology	74,988	53,348	21,640
Trademarks and trade names	17,287	9,112	8,175
Customer relationships	56,647	23,135	33,512
Other	5,977	5,679	298

	$173,949	$108,862	$65,087

Aggregate amortization expense for the three months ended April 2, 2011 amounted to $2.7 million. Estimated amortization expense for calendar years 2011 to 2015 and thereafter is approximately $10.0 million, $9.4 million, $8.8 million, $7.7 million, $5.6 million, and $23.7 million, respectively.

4. INCOME TAXES

The Company recorded income tax expense of $8.3 million in the three months ended April 2, 2011 compared to income tax expense of $4.8 million in the three months ended April 3, 2010. The effective tax rate was 22.0% in the 2011 period, compared to 22.5% in the 2010 period.

In 2011, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $3.6 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in

Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2010, the Company’s effective tax rate was also lower than U.S. statutory rates mainly due to the $2.8 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

5. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share.

	Three months ended
(In thousands)	April 2, 2011	April 3, 2010
Basic - weighted common shares outstanding	133,699	130,954
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,745	1,829

Diluted - weighted common shares and common shares equivalent outstanding	135,444	132,783

Approximately 2.2 million and 5.7 million of the Company’s stock options were excluded from the calculation of diluted earnings per share in the three months ended April 2, 2011 and April 3, 2010, respectively, because the exercise prices of the stock options were greater than the average price of the Company’s common stock, and therefore their inclusion would have been antidilutive.

6. SEGMENT REPORTING

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

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, and amortization of intangible assets.

Beginning in 2011, the Company changed its management structure for a particular department. The expenses of this department, consisting mainly of engineering, research and development expenses, are now included in the determination of ME’s segment profit. These expenses had previously been included in the determination of SMD’s segment profit. Accordingly, the Company has adjusted the corresponding items of segment information for earlier periods.

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended
(In thousands)	April 2, 2011	April 3, 2010
Net sales
CCS	$132,244	$100,742
ME	48,182	41,927
SMD	22,699	17,842

Total net sales	$203,125	$160,511

	Three months ended
(In thousands)	April 2, 2011	April 3, 2010
Segment profit
CCS	$39,760	$28,234
ME	8,379	8,521
SMD	4,976	2,801

Total segment profit	$53,115	$39,556

The following table reconciles total segment profit to operating income:

	Three months ended
(In thousands)	April 2, 2011	April 3, 2010
Total segment profit	$53,115	$39,556
Amortization of intangibles	(2,689)	(4,272)
Unallocated general and administrative expenses	(13,092)	(13,007)

Operating income	$37,334	$22,277

The following table presents amortization of intangibles for the Company’s reportable segments:

	Three months ended
(In thousands)	April 2, 2011	April 3, 2010
Amortization of intangibles
CCS	$1,236	$2,815
ME	145	137
SMD	1,308	1,320

	$2,689	$4,272

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2011 end April 2, 2011, July 2, 2011, October 1, 2011 and December 31, 2011. Unaudited information for the three months ended April 2, 2011 and April 3, 2010 and the financial position as of April 2, 2011 and December 31, 2010 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months Ended April 2, 2011

For the three months ended April 2, 2011, net sales increased by $42.6 million, or 27%, to $203.1 million compared to $160.5 million for the three months ended April 3, 2010. Net sales for the period represented the highest quarterly sales level ever achieved by the Company and reflected the eighth consecutive quarter of increased sales. The year-over-year sales increase included a favorable foreign currency translation effect of $8.1 million related to the strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, and Taiwanese dollar. Excluding this factor, net sales rose 21% in the first quarter of 2011 when compared to last year’s first quarter.

Reflecting the year-over-year sales increase, the Company reported a higher gross profit, despite a lower gross margin rate. The Company’s gross margin in the first quarter of 2011 was 43.5% versus 45.6% in the year-ago period. Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, rose 4% for first quarter 2011 when compared to first quarter 2010, slightly offsetting the increase in gross profit.

As a result of the aforementioned factors, the Company reported net earnings of $29.2 million, or $0.22 per diluted share, for the quarter ended April 2, 2011 compared to net earnings of $16.6 million, or $0.12 per diluted share, in the quarter ended April 3, 2010.

During the first quarter of 2011, the Company’s operating activities provided cash flow of $11.1 million. Cash and cash equivalents were $142.6 million at April 2, 2011 compared with $134.0 million at December 31, 2010. The Company had no outstanding short-term bank borrowings or long-term debt at April 2, 2011 or December 31, 2010.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to accounts receivable-related valuation allowances, inventory valuation, impairment of long-lived assets, income taxes and share-based compensation. There have been no material changes in these aforementioned critical accounting policies.

Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2010

The following table compares operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	100.0%	100.0%
Cost of sales	56.5	54.4

Gross profit	43.5	45.6
Selling, general and administrative expenses	17.6	22.3
Engineering, research and development expenses	6.2	6.7
Amortization of intangible assets	1.3	2.7

Operating income	18.4	13.9
Interest expense, net	(0.1)	(0.8)
Other income, net	0.2	0.2

Income before income taxes and other items below	18.5	13.3
Income tax expense	4.1	3.0
Equity in net earnings of affiliates	(0.1)	(0.1)

Net income	14.6	10.4

Net sales For the three months ended April 2, 2011, net sales increased by $42.6 million, or 27%, to $203.1 million compared to $160.5 million for the three months ended April 3, 2010. First-quarter sales growth reflected continued positive trends in both the Company’s core semiconductor market and other markets served. Utilization rates and production levels at semiconductor fab customers remained at high levels, and capital spending in the semiconductor industry demonstrated solid improvement. Each of the Company’s operating segments experienced a net sales increase.

The sales increase included a favorable foreign currency translation effect of $8.1 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen and Taiwanese dollar. Excluding this factor, net sales rose approximately 21% in 2011 when compared to 2010.

Sales of unit-driven products increased 21%, while sales of capital-driven products rose 35%. Sales of unit-driven products represented 61% of total sales and capital-driven products represented 39% of total sales in the quarter ended April 2, 2011. For the first quarter of 2010 and fourth quarter of 2010 this split was 63%/37% and 62%/38%, respectively. This shift in relative demand for capital-driven products reflects increased capital spending by semiconductor customers for capacity-related products.

On a geographic basis, total sales to North America were 27%, Asia (excluding Japan) 40%, Europe 16% and Japan 17% compared to North America were 31%, Asia (excluding Japan) 38%, Europe 14% and Japan 17% in the first quarter a year ago. All regions experienced significant year-over-year sales increases. Sales in North America, Asia (excluding Japan), Europe and Japan rose 13%, 32%, 46% and 23% respectively, in the first quarter compared to a year ago, with a portion of the increase for sales outside North America related to favorable foreign currency translation effects.

On a sequential basis, revenues rose 12% from $182.1 million in the fourth quarter of 2010. Sales of unit-driven products increased 8%, while sales of capital-driven products rose 17%, reflecting the increase in capital spending noted above. On a geographic basis, total sales to North America, Asia, Europe, and Japan increased 13%, 12%, 20% and 2%, respectively. The sequential sales increase included a favorable foreign currency translation effect of $2.2 million related to the quarter-over-quarter strengthening of most international currencies versus the U.S. dollar, most notably the Taiwanese dollar. Excluding this factor, net sales rose 10% on a sequential quarter basis.

Gross profit The Company reported considerably higher gross profits, despite a decreased gross margin rate. Gross profit in the three months ended April 2, 2011 increased to $88.3 million, up from $73.2 million for the three months ended April 3, 2010. The gross margin rate for the first quarter of 2011 was 43.5% versus 45.6% for the first quarter of 2010.

The year-over-year sales increase accounted for the gross profit increase for 2011. The gross profit improvement associated with sales gains was offset partly by the lower gross margin percentage. The decrease in gross margin rate mainly reflected slightly lower factory utilization compared to a year earlier, as well as sales mix.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were $35.8 million in the three months ended April 2, 2011, essentially unchanged when compared to the comparable three-month period a year earlier. Reflecting the increase in net sales, SG&A expenses as a percent of net sales declined to 17.6% from 22.3% a year earlier. Employee costs, which make up about two-thirds of overall SG&A expenses, decreased slightly, mainly reflecting lower incentive compensation in 2011, in turn offsetting mostly nominal expense increases in other SG&A expense categories. The year-over-year increase in SG&A costs includes a foreign currency translation effect of $1.3 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $12.5 million in the three months ended April 2, 2011 compared to the $10.8 million reported in the year-ago period. ER&D expenses as a percent of net sales decreased to 6.2% from 6.7%, indicative of the increase in net sales. The increase in ER&D expense was due to higher employee and ER&D project costs.

Amortization of intangible assets Amortization of intangible assets was $2.7 million in the three months ended April 2, 2011 compared to $4.3 million in the year-ago period. The decline mainly reflected the absence of amortization expense for certain acquired developed technology and trade name assets which became fully amortized in 2010.

Interest expense, net Interest expense was $0.2 million in the three months ended April 2, 2011 compared to interest expense of $1.2 million in the year-ago period. The variance was mainly due to absence of outstanding debt in 2011. Interest expense in the first quarter of 2011 consisted mainly of the amortization of debt issuance costs associated with the Company’s revolving credit facility.

Other income Other income was $0.4 million in the three months ended April 2, 2011, mainly reflecting foreign currency transaction gains. Other income was $0.3 million in the year-ago period, also mainly reflecting foreign currency transaction gains.

Income tax expense The Company recorded income tax expense of $8.3 million in the three months ended April 2, 2011 compared to income tax expense of $4.8 million in the three months ended April 3, 2010. The effective tax rate was 22.0% in the 2011 period, compared to 22.5% in the 2010 period.

In 2011, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $3.6 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2010, the Company’s effective tax rate was also lower than U.S. statutory rates mainly due to the $2.8 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

Net income attributable to Entegris, Inc. The Company recorded net income of $29.2 million, or $0.22 per diluted share, in the three-month period ended April 2, 2011 compared to net income of $16.6 million, or $0.12 per diluted share, in the three-month period ended April 3, 2010. The improvement mainly reflects the Company’s higher net sales and corresponding increase in gross profit.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 6 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the five quarters ended April 2, 2011:

	Three months ended
(In thousands)	April 2, 2011	December 31, 2010	October 2, 2010	July 3, 2010	April 3, 2010
Contamination Control Solutions
Net sales	$132,244	$118,106	$113,350	$103,660	$100,742
Segment profit	39,760	34,609	31,434	28,614	28,234
Microenvironments
Net sales	$48,182	$45,772	$47,383	$47,403	$41,927
Segment profit	8,379	7,602	11,110	11,697	8,521
Specialty Materials
Net sales	$22,699	$18,222	$17,497	$16,512	$17,842
Segment profit	4,976	2,847	2,903	2,529	2,801

Contamination Control Solutions (CCS)

For the first quarter of 2011, CCS net sales increased 31%, to $132.2 million from $100.7 million in the comparable period last year. The sales increase was led by improved sales of fluid components and systems and liquid filtration products. CCS reported a segment profit of $39.8 million in the first quarter of 2011, up 41% from the $28.2 million segment profit in the year-ago period. The increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, CCS operating expenses increased 6%, mainly due to higher selling and engineering, research and development costs.

Sales were up 12% on a sequential basis from the fourth quarter of 2010, accompanied by a 15% increase in segment profit. The sales increase was led by improved sales of fluid components and systems. Demand for liquid and gas filtration products was strong throughout the quarter as well.

Microenvironments (ME)

For the first quarter of 2011, ME net sales increased 15%, to $48.2 million from $41.9 million in the comparable period last year. The revenue increase was led by improved sales of 200mm and 300mm wafer process products. ME reported a segment profit of $8.4 million in the first quarter of 2011 compared to a $8.5 million segment profit in the year-ago period. Lower gross margins, resulting from less favorable sales mix, contributed to the flat segment profit. In addition, ME operating expenses increased 7%, mainly due to higher selling and engineering, research and development costs associated with development of new 300mm wafer process products.

Sales were up 5% on a sequential basis from the fourth quarter of 2010, with nearly all the increase due to improved sales of 300mm wafer process products. Segment profit for ME improved by 10% sequentially.

Specialty Materials (SMD)

For the first quarter of 2011, SMD net sales increased 27%, to $22.7 million, from $17.8 million in the comparable period last year. Sales were up 25% on a sequential basis from the fourth quarter of 2010. The increases were due to the continued rebound in sales of specialty coated products and graphite-based components. SMD reported a segment profit of $5.0 million in the first quarter of 2011, compared to a segment profit of $2.8 million in both the first and fourth quarters of 2010.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $13.1 million in the first quarter of 2011 compared to $13.0 million in the first quarter of 2010.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $11.1 million in the three months ended April 2, 2011. Cash generated by operating activities in the first quarter of 2011 was primarily the result of net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact of changes in operating assets and liabilities, mainly reflecting an increase in accounts receivable and a decrease in accrued liabilities, absorbed $30.2 million in operating cash flow.

Accounts receivable, net of foreign currency translation adjustments, increased by $10.1 million in the first three months of 2011. This increase reflects the continued upturn in sales of the Company’s products. The Company’s days sales outstanding was 61 days compared to 63 days at the beginning of the year. Inventories at the end of the quarter decreased by $0.7 million from December 31, 2010, after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory.

Accrued liabilities were $21.3 million lower than reported at December 31, 2010, mainly due to the payment of fiscal year 2010 incentive compensation during the first quarter of 2011, while accounts payable rose by $5.3 million.

Working capital at April 2, 2011 stood at $318.1 million, up from $279.5 million as of December 31, 2010, and included $142.6 million in cash and cash equivalents, compared to cash and cash equivalents of $134.0 million as of December 31, 2010.

Investing activities Cash flow used in investing activities totaled $7.3 million in the three-month period ended April 2, 2011. Acquisition of property and equipment totaled $6.7 million, primarily for additions related to manufacturing equipment, tooling and information systems. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $30.0 million in the first ten months of 2011. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash provided by financing activities totaled $3.0 million during the three-month period ended April 2, 2011, reflecting proceeds received in connection with common shares issued under the Company’s employee stock purchase and stock option plans.

The Company has a revolving credit facility maturing November 1, 2011, with a revolving credit commitment of $60.0 million, all of which is available to the Company dependent upon the Company’s borrowing base, which is determined based on the Company’s levels of qualifying domestic accounts receivable, inventories and value of its property, plant and equipment. As of April 2, 2011, the Company’s borrowing base supported the entirety of its available revolving commitment amount of $60.0 million. As of that date, the Company had no outstanding borrowings and $0.5 million undrawn on outstanding letters of credit under the revolving credit facility. Through April 2, 2011, the Company was in compliance with all applicable debt covenants included in the terms of the revolving credit facility.

The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $14.3 million. There were no outstanding borrowings under these lines of credit at April 2, 2011.

At April 2, 2011, the Company’s shareholders’ equity stood at $494.7 million, up 8% from $459.6 million at the beginning of the year. The increase reflected net earnings attributable to the Company of $29.2 million, additional paid-in capital of $1.9 million associated with the Company’s share-based compensation expense, $2.9 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, and cumulative translation adjustments of $0.9 million.

As of April 2, 2011, the Company’s sources of available funds were its cash and cash equivalents of $142.6 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations. The Company must maintain a minimum of $10.0 million in cash and cash equivalents in the United States under the terms of its revolving credit facility agreement.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of recently adopted accounting pronouncements.

Recently issued accounting pronouncements At this time, the Company does not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on its condensed consolidated financial statements. Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Other Accounting Standards Updates issued not effective for the Company until after April 2, 2011 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

Non-GAAP Information The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP).

The Company also provides certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other regulations under the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. The Company provides non-GAAP financial measures of Adjusted EBITDA and Adjusted Operating Income together with related measures thereof, and non-GAAP Earnings Per Share (EPS).

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) net income attributable to noncontrolling interest, (2) equity in net earnings of affiliates, (3) income tax expense (4) other income, net, (5) interest expense, net, (6) amortization of intangible assets and (7) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA plus depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets, (2) impairment of equity investments and (3) the tax effect of the other adjustments to net income attributable to Entegris, Inc.

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

Management uses Adjusted EBITDA and Adjusted Operating Income to assist it in evaluations of the Company’s operating performance by excluding items that management does not consider as relevant in the results of its ongoing operations. Internally, these non-GAAP measures are used by management for planning and forecasting purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating the Company’s capacity to fund capital expenditures, secure financing and expand its business.

In addition, and as a consequence of the importance of these non-GAAP financial measures in managing its business, the Company’s Board of Directors uses non-GAAP financial measures in the evaluation process to determine management compensation.

The Company believes that certain analysts and investors use Adjusted EBITDA, Adjusted Operating Income and non-GAAP EPS as supplemental measures to evaluate the overall operating performance of firms in the Company’s industry. Additionally, lenders or potential lenders use Adjusted EBITDA measures to evaluate the Company’s creditworthiness.

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

Management considers these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP financial measures and evaluating these non-GAAP financial measures together with their most directly comparable financial measures calculated in accordance with GAAP. The calculations of Adjusted EBITDA, Adjusted Operating Income, and non-GAAP EPS, and reconciliations between these financial measures and their most directly comparable GAAP equivalents are presented below in the accompanying tables.

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA
(In thousands)	April 2, 2011	April 3, 2010
Net sales	$203,125	$160,511

Net income attributable to Entegris, Inc.	$29,175	$16,550
Adjustments to net income attributable to Entegris, Inc.
Net income attributable to noncontrolling interest	400	196
Equity in net earnings of affiliates	(239)	(191)
Income tax expense	8,273	4,809
Other income, net	(428)	(293)
Interest expense, net	153	1,206

GAAP – Operating income	37,334	22,277
Amortization of intangible assets	2,689	4,272

Adjusted operating income	40,023	26,549
Depreciation	6,819	6,724

Adjusted EBITDA	$46,842	$33,273

Adjusted operating margin	19.7%	16.5%
Adjusted EBITDA – as a % of net sales	23.1%	20.7%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share
(In thousands)	April 2, 2011	April 3, 2010
Net income attributable to the Company	$29,175	$16,550
Adjustments to net income attributable to the Company:

Amortization of intangible assets	2,689	4,272
Tax effect of adjustments to net income attributable to the Company	(990)	(1,567)

Non-GAAP net income attributable to the Company	$30,874	$19,255

Diluted earnings per common share:	$0.22	$0.12
Effect of adjustments to net income attributable to the Company	0.01	0.02
Diluted non-GAAP earnings per common share:	$0.23	$0.15

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify these “forward-looking statements.” All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the headings “Risks Relating to our Business and Industry”, “Risks Related to Our Borrowings”, “Manufacturing Risks”, ”International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At April 2, 2011, the Company was party to forward contracts to deliver Malaysian Ringgits and Japanese Yen with notional values of $20.0 million and $34.4 million, respectively. At April 2, 2011, the Company was party to forward contracts to deliver U.S. dollars in exchange for Korean Won and Taiwanese Dollars with notional values of $4.2 million and $11.2 million, respectively.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of April 2, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and (ii) accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations. The Company expenses legal costs as incurred. The following discussion provides information regarding certain litigation to which the Company was a party that were pending as of April 2, 2011.

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

On January 13, 2011 the Company and Pall Corporation entered into a Release, Settlement and License Agreement that effected a comprehensive settlement of all of the above patent infringement litigation pending between the companies. Among other things, the terms of this settlement permit both companies to continue to manufacture their existing product lines. In accordance with the terms of this settlement, a stipulation and proposed order of dismissal was filed with the appropriate court for each of the above lawsuits within 5 days following the above settlement date and the court in each case has entered a final order of dismissal.

Item 1A. Risk Factors

Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 23, 2011.

While we have not, to date, encountered any material adverse consequences from the occurrence of the recent earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan, these events could, in the future, have a negative impact on our supply chain, our ability to deliver products, the cost of our products, and the demand for our products. Approximately 20% of the Company’s revenues have historically resulted from sales to Japanese customers. As a result of these events, we may, in the future, encounter reduced demand from our Japanese customers. In addition, even if supply is not interrupted or delayed, or demand from Japanese customers is not reduced, shortages of key items may result in price increases, which our suppliers may seek to pass on to us. In addition, our customers outside of Japan may be unable to produce finished products as a result of Japanese related supply chain disruptions. These customers might then cancel orders for our products. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Item 6. Exhibits

10.1	Fourth Amended and Restated Membrane Manufacturing and Supply Agreement, dated as of January 10, 2011, by and between Entegris, Inc. and Millipore Corporation.

10.2	Fluoropolymer Purchase and Supply Agreement, as amended as of January 1, 2011, by and between Entegris, Inc. and E.I. du Pont De Nemours and Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 21, 2011	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)