Form 10-Q
period 2011-07-02
ENTEGRIS INC
filed 2011-07-29
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2011
Common Stock, $0.01 par value per share	135,000,973 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2011

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2010	December 31, 2010
(In thousands, except share data)	July 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$189,445	$133,954
Short-term investments	2,044	—
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,123 and $1,121	138,385	124,732
Inventories	104,090	101,043
Deferred tax assets, deferred tax charges and refundable income taxes	14,569	11,484
Assets held for sale	5,998	8,182
Other current assets	6,567	7,696

Total current assets	461,098	387,091

Property, plant and equipment, net of accumulated depreciation of $231,607 and $219,721	129,288	126,725

Other assets:
Investments	3,879	7,017
Intangible assets, net	61,801	65,087
Deferred tax assets and other noncurrent tax assets	10,935	10,855
Other	5,265	4,610

Total assets	$672,266	$601,385

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	39,040	34,631
Accrued payroll and related benefits	27,225	41,392
Other accrued liabilities	18,810	18,111
Deferred tax liabilities and income taxes payable	18,555	13,500

Total current liabilities	103,630	107,634

Pension benefit obligations and other liabilities	24,272	24,761
Deferred tax liabilities and other noncurrent tax liabilities	4,849	4,977

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of July 2, 2011 and December 31, 2010	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 134,948,448 and 132,900,904	1,349	1,329
Additional paid-in capital	778,437	765,867
Retained deficit	(287,915)	(349,612)
Accumulated other comprehensive income	47,644	42,035

Total Entegris, Inc. shareholders’ equity	539,515	459,619
Noncontrolling interest	—	4,394

Total equity	539,515	464,013

Total liabilities and equity	$672,266	$601,385

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	$328,086	$328,086	$328,086	$328,086
(In thousands, except per share data)	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$209,198	$167,575	$412,323	$328,086
Cost of sales	114,055	90,448	228,835	177,808

Gross profit	95,143	77,127	183,488	150,278
Selling, general and administrative expenses	39,126	36,592	74,916	72,374
Engineering, research and development expenses	12,462	10,736	24,994	21,556
Amortization of intangible assets	2,569	3,364	5,258	7,636

Operating income	40,986	26,435	78,320	48,712
Interest expense	570	1,674	735	2,940
Interest income	(35)	(12)	(47)	(72)
Other income (expense), net	(1,530)	711	(1,958)	418

Income before income taxes and equity in net earnings of affiliates	41,981	24,062	79,590	45,426
Income tax expense	9,695	5,393	17,968	10,202
Equity in net earnings of affiliates	(236)	(77)	(475)	(268)

Net income	32,522	18,746	62,097	35,492
Less net income attributable to noncontrolling interest	—	361	400	557

Net income attributable to Entegris, Inc.	$32,522	$18,385	$61,697	$34,935

Amounts attributable to Entegris, Inc.
Basic net income per common share:	$0.24	$0.14	$0.46	$0.27
Diluted net income per common share:	$0.24	$0.14	$0.45	$0.26

Weighted shares outstanding:
Basic	134,535	131,568	134,117	131,261
Diluted	136,113	132,870	135,778	132,827

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income	Noncontrolling interest’s comprehensive income
Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	1,846	19	1,638	—	—	—	1,657
Share-based compensation expense	—	—	3,682	—	—	—	3,682
Tax benefit associated with stock plans	—	—	20	—	—	—	20
Minimum pension liability adjustment, net of tax	—	—	—	—	24	—	24	$24	$—
Foreign currency translation	—	—	—	—	1,852	(235)	1,617	1,852	(235)
Net income	—	—	—	34,935	—	557	35,492	34,935	557

Total comprehensive income								$36,811	$322

Balance at July 3, 2010	131,889	$1,319	$756,700	$(399,033)	$29,376	$3,787	$392,149

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income	Noncontrolling interest’s comprehensive income
Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013
Shares issued under stock plans	2,048	20	5,313	—	—	—	5,333
Share-based compensation expense	—	—	3,962	—	—	—	3,962
Tax benefit associated with stock plans	—	—	326	—	—	—	326
Purchase of noncontrolling interest	—	—	2,969	—	562	(5,014)	(1,483)
Minimum pension liability adjustment, net of tax	—	—	—	—	43	—	43	$43	$—
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	—	(1,715)	—	(1,715)	(1,715)	—
Foreign currency translation	—	—	—	—	6,733	220	6,953	6,733	220
Net change in unrealized loss on marketable securities, net of tax					(14)		(14)	(14)	—
Net income	—	—	—	61,697	—	400	62,097	61,697	400

Total comprehensive income								$66,744	$620

Balance at July 2, 2011	134,949	$1,349	$778,437	$(287,915)	$47,644	$—	$539,515

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	$189,445	$189,445
	Six months ended
(In thousands)	July 2, 2011	July 3, 2010
Operating activities:
Net income	$62,097	$35,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,529	13,890
Amortization	5,258	7,636
Share-based compensation expense	3,962	3,682
Other	(300)	554
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(10,127)	(25,974)
Inventories	(2,389)	(6,594)
Accounts payable and accrued liabilities	(7,574)	17,644
Other current assets	1,202	194
Income taxes payable and refundable income taxes	2,017	6,448
Other	(4,503)	2,840

Net cash provided by operating activities	63,172	55,812

Investing activities:
Acquisition of property and equipment	(14,583)	(7,657)
Other	(699)	4,012

Net cash used in investing activities	(15,282)	(3,645)

Financing activities:
Principal payments on short-term borrowings and long-term debt	—	(230,143)
Proceeds from short-term borrowings and long-term debt	—	184,358
Issuance of common stock	5,333	1,657
Other	(1,157)	(128)

Net cash provided by (used in) financing activities	4,176	(44,256)

Effect of exchange rate changes on cash and cash equivalents	3,425	(1,298)

Increase in cash and cash equivalents	55,491	6,613
Cash and cash equivalents at beginning of period	133,954	68,700

Cash and cash equivalents at end of period	$189,445	$75,313

Supplemental Cash Flow Information

	Six months ended
(In thousands)	July 2, 2011	July 3, 2010
Non-cash transactions:
Intangible assets received as partial consideration in sale of equity investment	$1,712	$—

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

As of July 2, 2011, all of the Company’s subsidiaries included in its condensed consolidated financial statements are wholly-owned. Prior to April 4, 2011, the Company held a 70% interest in its Pureline Co., Ltd. (Pureline) subsidiary, located in Korea. On that date, the Company purchased the 30% noncontrolling interest in Pureline for $1.5 million. The noncontrolling interest in Pureline was recorded at $5.0 million as of the date of the transaction. Accordingly, the Company recorded increases to additional paid-in capital of $3.0 million and accumulated other comprehensive income of $0.6 million in connection with the purchase of the noncontrolling interest. The cash outflow is reflected as a financing activity in the Company’s condensed consolidated statements of cash flows.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of July 2, 2011 and December 31, 2010, the results of operations for the three months and six months ended July 2, 2011 and July 3, 2010, and equity and comprehensive income, and cash flows for the six months ended July 2, 2011 and July 3, 2010.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the six months ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments. Short-term investments are recognized and measured at fair value.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU No. 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. Adoption of this ASU is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Other Accounting Standards Updates issued, but not effective for the Company until after July 2, 2011 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. SHORT-TERM INVESTMENTS

Available-for-sale investments as of July 2, 2011 were as follows:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
Corporate bonds	$2,046	$—	$(2)	$2,044

Total available-for-sale investments	$2,046	$—	$(2)	$2,044

Investments with continuous unrealized losses for less than 12 months and their related fair values as of July 2, 2011 were as follows:

	Less than 12 months
	Fair	Unrealized
(In thousands)	Value	Losses
Corporate bonds	$2,044	$(2)

Total	$2,044	$(2)

Unrealized losses from corporate bonds are primarily attributable to general changes in interest rates and market conditions. Management does not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of July 2, 2011.

The amortized cost and fair value of available-for-sale debt investments as of July 2, 2011, by contractual maturity, were as follows:

(In thousands)	Cost Basis	Fair Value
Due in 1 year or less	$2,046	$2,044

Total	$2,046	$2,044

The net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

	Three Months	Six Months
	Ended	Ended
(In thousands)	July 2, 2011	July 2, 2011
Net unrealized holding losses included in other comprehensive income	$(2)	$(2)
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$—	$—

3. INVENTORIES

Inventories consist of the following:

(In thousands)	July 2, 2011	December 31, 2010
Raw materials	$28,215	$26,576
Work-in process	14,830	13,352
Finished goods(a)	60,248	60,453
Supplies	797	662

Total inventories	$104,090	$101,043

(a)	Includes consignment inventories held by customers for $5,349 and $5,057 at July 2, 2011 and December 31, 2010, respectively.

4. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $61.8 million as of July 2, 2011 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of July 2, 2011
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,113	$17,807	$1,306
Developed technology	76,729	55,057	21,672
Trademarks and trade names	17,385	9,697	7,688
Customer relationships	56,710	25,792	30,918
Other	3,214	2,997	217

	$173,151	$111,350	$61,801

	As of December 31, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,050	$17,588	$1,462
Developed technology	74,988	53,348	21,640
Trademarks and trade names	17,287	9,112	8,175
Customer relationships	56,647	23,135	33,512
Other	5,977	5,679	298

	$173,949	$108,862	$65,087

Aggregate amortization expense for the three and six months ended July 2, 2011 amounted to $2.6 million and $5.3 million, respectively. Estimated amortization expense for calendar years 2011 to 2015 and thereafter is approximately $11.7 million, $9.6 million, $9.0 million, $8.0 million, $5.8 million, and $23.0 million, respectively.

5. FINANCING ARRANGEMENT

On June 9, 2011, the Company entered into a Credit Agreement (Agreement) with Wells Fargo Bank, National Association, as administrative agent, and Citibank, N.A.

The Agreement replaces the Company’s amended and restated Credit Agreement (Prior Facility) with Wells Fargo Bank, National Association, as agent, and certain other banks party thereto, dated March 2, 2009 and provides for a $30.0 million revolving credit facility maturing June 9, 2014. The Prior Facility provided for a $60.0 million revolving credit facility maturing November 1, 2011. The Company did not have outstanding borrowings under the Prior Facility at the time of termination and has no immediate plans to borrow under the Agreement.

The financial covenants in the Agreement replace those in the Prior Facility. The Agreement requires that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. At all times the Company and its subsidiaries must maintain minimum cash, cash equivalents and certain other approved investments of at least $25.0 million, with $10.0 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash, cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. Through July 2, 2011, the Company was in compliance with all applicable debt covenants included in the terms of the Agreement.

6. INCOME TAXES

The Company recorded income tax expense of $9.7 million and $18.0 million in the three months and six months ended July 2, 2011, respectively, compared to income tax expense of $5.4 million and $10.2 million in the three months and six months ended July 3, 2010, respectively. The effective tax rate was 22.6% in the 2011 period compared to 22.5% in the 2010 period.

In 2011, the Company’s effective tax rate was lower than the U.S. statutory rate, mainly due to the $9.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2010, the Company’s effective tax rate was also lower than the U.S. statutory rate, mainly due to the $3.9 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

7. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share.

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic - weighted common shares outstanding	134,535	131,568	134,117	131,261
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,578	1,302	1,661	1,566

Diluted - weighted common shares and common shares equivalent outstanding	136,113	132,870	135,778	132,827

Approximately 1.2 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for both the three and six months ended July 2, 2011, and 5.6 million of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share for both the three and six months ended July 3, 2010, as their inclusion would have been anti-dilutive.

8. FAIR VALUE

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at July 2, 2011 and December 31, 2010. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market.

	July 2, 2011				December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$12,996	$—	$12,996	$—	$—	$—	$—
Money market fund deposits	—	21,098	—	21,098	—	10,075	—	10,075
Corporate bonds	—	6,856	—	6,856	—	—	—
Short-term investments
Corporate bonds	—	2,044	—	2,044	—	—		—

Total assets measured and recorded at fair value	$—	$42,994	$—	$42,994	$—	$10,075	$—	$10,075

Items Measured at Fair Value on a Nonrecurring Basis

In the second quarter of 2011, the Company recorded a gain of $1.5 million on the sale of an equity method investment that was classified within “other income, net” in the condensed consolidated statements of operations. The gain comprised two components – a $0.2 million loss related to the disposition of the equity interest and a $1.7 million gain related to the cumulative translation reclassification adjustment associated with the equity method investee. The carrying value of the investment at the time of the sale was $4.1 million. The Company received assets recorded at fair value of $3.9 million ($1.8 million of cash, $0.5 million of equipment, and $1.7 of intangible assets) resulting in the $0.2 million loss. The fair value measurement of the intangible assets received was based on valuations involving significant unobservable inputs, generally utilizing the market approach, or Level 3 in the fair value hierarchy.

9. SEGMENT REPORTING

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

•

SMD: provides specialized graphite components used in semiconductor equipment and offers low-temperature, plasma-enhanced chemical vapor deposition coatings of critical components of semiconductor manufacturing equipment used in various stages of the manufacturing process as well as graphite and silicon carbide products for other critical industrial markets.

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, and amortization of intangible assets.

Beginning in 2011, the Company changed its management reporting structure for a particular department. The expenses of this department, consisting mainly of engineering, research and development expenses, are now included in the determination of ME’s segment profit. These expenses had previously been included in the determination of SMD’s segment profit. Accordingly, the Company has adjusted the corresponding items of segment information for earlier periods.

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales
CCS	$136,637	$103,660	$268,881	$204,403
ME	51,114	47,403	99,296	89,330
SMD	21,447	16,512	44,146	34,353

Total net sales	$209,198	$167,575	$412,323	$328,086

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Segment profit
CCS	$44,948	$28,614	$84,708	$56,848
ME	8,589	11,697	16,968	20,218
SMD	4,264	2,529	9,240	5,330

Total segment profit	$57,801	$42,840	$110,916	$82,396

The following table reconciles total segment profit to operating income:

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Total segment profit	$57,801	$42,840	$110,916	$82,396
Amortization of intangibles	(2,569)	(3,364)	(5,258)	(7,636)
Unallocated general and administrative expenses	(14,246)	(13,041)	(27,338)	(26,048)

Operating income	$40,986	$26,435	$78,320	$48,712

The following table presents amortization of intangibles for the Company’s reportable segments:

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Amortization of intangibles
CCS	$1,181	$1,945	$2,417	$4,759
ME	80	99	225	236
SMD	1,308	1,320	2,616	2,641

	$2,569	$3,364	$5,258	$7,636

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2011 end April 2, 2011, July 2, 2011, October 1, 2011 and December 31, 2011. Unaudited information for the three months ended July 2, 2011 and July 3, 2010 and the financial position as of July 2, 2011 and December 31, 2010 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months and Six Months Ended July 2, 2011

For the three months ended July 2, 2011, net sales increased by $41.6 million, or 25%, to $209.2 million compared to $167.6 million for the three months ended July 3, 2010. Net sales for the period represented the highest quarterly sales level ever achieved by the Company and reflected the ninth consecutive quarter of increased sales. Net sales for the first six months of 2011 were $412.3 million, up 26% from $328.1 million in the comparable year-ago period. Each of the Company’s operating segments experienced net sales increases.

The sales increases for the three-month and six-month periods ended July 2, 2011 included favorable foreign currency translation effects of $14.3 million and $22.4 million, respectively, related to the year-over-year strengthening of most international currencies versus the U.S. dollar. Excluding this factor, net sales rose approximately 16% and 19% for the three-month and six-month periods in 2011 when compared to the year-ago periods.

On a sequential basis, second quarter sales rose 3% from $203.1 million in the first quarter of 2011.

The Company reported considerably higher gross profits for both the three-month and six-month periods compared to a year earlier, mainly reflecting the significant year-over-year sales increase. The gross margin rate for the second quarter of 2011 was 45.5% versus 46.0% for the second quarter of 2010. Gross margin for the first six months of 2011 was 44.5% compared to 45.8% in the comparable period a year ago.

Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, rose 9.0% and 6.4% for the three-month and six-month periods ended July 2, 2011 when compared to the year-ago periods, partly offsetting the increases in gross profit. The increases in operating costs mainly reflect higher employee-related costs and the effect of foreign currency translation.

As a result of the aforementioned factors, the Company reported net earnings attributable to the Company of $32.5 million, or $0.24 per diluted share, for the quarter ended July 2, 2011 compared to net earnings attributable to the Company of $18.4 million, or $0.14 per diluted share, in the quarter ended July 3, 2010. For the six-month period ended July 2, 2011, net earnings attributable to the Company were $61.7 million, or $0.45 per diluted share, compared to net earnings attributable to the Company of $34.9 million, or $0.26 per diluted share, in the year-ago period.

During the first six months of 2011, the Company’s generated operating cash flow of $63.2 million. Cash and cash equivalents and short-term investments totaled $191.5 million at July 2, 2011 compared with $134.0 million at December 31, 2010. The Company had no outstanding short-term bank borrowings or long-term debt at July 2, 2011 or December 31, 2010.

Based on its assessment of activity levels in the semiconductor industry and current business trends, the Company anticipates sales to range from approximately $180 million to $190 million for its third quarter ending September 3, 2011. Based on its operating model, the Company’s non-GAAP diluted earnings per share would range from $0.18 to $0.21.

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

Three and Six Months Ended July 2, 2011 Compared to Three and Six Months Ended July 3, 2010

The following table compares operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.5	54.0	55.5	54.2

Gross profit	45.5	46.0	44.5	45.8
Selling, general and administrative expenses	18.7	21.8	18.2	22.1
Engineering, research and development expenses	6.0	6.4	6.1	6.6
Amortization of intangible assets	1.2	2.0	1.3	2.3

Operating income	19.6	15.8	19.0	14.8

Interest expense	0.3	1.0	0.2	0.9
Interest income	(0.0)	(0.0)	(0.0)	(0.0)
Other income, net	(0.7)	0.4	(0.5)	0.1

Income before income taxes and other items below	20.1	14.4	19.3	13.8
Income tax expense	4.6	3.2	4.4	3.1
Equity in net earnings of affiliates	(0.1)	(0.0)	(0.1)	(0.1)

Net income	15.5	11.2	15.1	10.8

Net sales For the three months ended July 2, 2011, net sales increased by $41.6 million, or 25%, to $209.2 million compared to $167.6 million for the three months ended July 3, 2010. Second-quarter sales growth reflected continued positive trends in both the Company’s core semiconductor market and other markets served. Utilization rates and production levels at semiconductor fab customers remained at relatively high levels, and capital spending in the semiconductor industry demonstrated solid improvement over year-ago levels. Each of the Company’s operating segments experienced a net sales increase as described in further detail below under the heading “Segment Analysis”.

The sales increase included a favorable foreign currency translation effect of $14.3 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Euro, Japanese yen and Taiwanese dollar. Excluding this factor, second quarter net sales rose approximately 16% in 2011 when compared to 2010.

For the second quarter ended July 2, 2011, sales of unit-driven products increased 23% compared to the second quarter of 2010, while sales of capital-driven products rose 28%. Sales of unit-driven products represented 62% of total sales and capital-driven products represented 38% of total sales for the quarter. For the second quarter of 2010 and first quarter of 2011 this split was 63%/37% and 61%/39%, respectively.

On a geographic basis, total sales to North America were 29%, Asia (excluding Japan) 38%, Europe 14% and Japan 19% compared to total sales to North America of 28%, Asia (excluding Japan) 40%, Europe 14% and Japan 18% in the second quarter a year ago. All regions experienced quarter-over-quarter sales increases. Sales in North America, Asia (excluding Japan), Europe and Japan rose 28%, 20%, 28 and 29%, respectively, in the second quarter compared to a year ago. A portion of the increase in sales outside North America related to the favorable foreign currency translation effects noted above.

Net sales for the first six months of 2011 were $412.3 million, up 26% from $328.1 million in the comparable year-ago period, indicative of the same factors noted above. Each of the Company’s operating segments experienced a net sales increase as described in below under the heading “Segment Analysis”. The sales increase for the six-month period ended July 2, 2011 included favorable foreign currency translation effects of $22.4 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar. Excluding this factor, net sales rose 19% in the first six months of 2011 when compared to the year-ago period.

On a sequential basis, revenues rose 3% from $203.1 million in the first quarter of 2011. Sales of unit-driven products increased 6%, while sales of capital-driven products fell 2%. On a geographic basis, second quarter sales to North America and Japan increased 8% and 15%, respectively, while sales to Asia (excluding Japan) and Europe fell 2% and 6%, respectively. The sequential sales increase included a favorable foreign currency translation effect of $3.4 million related to the quarter-over-quarter strengthening of most international currencies versus the U.S. dollar, most notably the Euro and Korean won. Sales results for the Company’s segments were varied as described below under the heading “Segment Analysis”. Excluding this factor, net sales rose 1% in the second quarter of 2011 when compared to the first quarter of 2011.

The Company believes the sales increases noted above are primarily volume driven. Based on the information available, the Company believes it is improving or maintaining market share for its products and that the effect of selling price erosion has been nominal. Additionally, as no single customer accounts for more than 10% of the Company’s annual revenue, the increases in sales has not been driven by any one particular customer or group of customers.

Gross profit The Company’s gross profit in the three months ended July 2, 2011 increased by $18.0 million to $95.1 million, up from $77.1 million in the three months ended July 3, 2010. For the first six months of 2011, gross profit was $183.5 million, up from $150.3 million recorded in the first six months of 2010.

As a percentage of net sales, the gross margin rate for the second quarter of 2011 was 45.5% versus 46.0% for the second quarter of 2010. For the first six months of 2011, the Company’s gross margin was 44.5% compared to 45.8% for the comparable period a year ago.

The year-over-year sales increases primarily account for the gross profit increases for the three-month and six-month periods ended July 2, 2011. The gross profit improvement associated with sales increases was partly offset by slightly lower factory utilization compared to the year-ago periods, accounting for the lower comparative gross margin percentages. The effect of sales mix on gross margins for the three-month and six-month periods was minimal.

On a sequential quarter basis, gross profit for the three months ended July 2, 2011 increased by $6.8 million to $95.1 million for the three months ended July 2, 2011, up from $88.3 million for the three months ended April 2, 2011. The Company’s gross margin of 45.5% for the second quarter compared to 43.5% for the three months ended April 2, 2011 and reflected the modest increase in sales as well as an improvement in sales mix.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $2.5 million, or 7%, to $39.1 million in the three months ended July 2, 2011, up from $36.6 million in the comparable three-month period a year earlier. Reflecting the increase in net sales, SG&A expenses as a percent of net sales declined to 18.7% from 21.8% a year earlier, reflecting the increase in net sales.

On a year-to-year basis, SG&A expenses increased by $2.5 million, or 4% to $74.9 million compared to $72.4 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, fell to 18.2% from 22.1% a year ago, reflecting the increase in net sales.

Higher employee costs, which make up about two-thirds of SG&A expenses, increased by $2.1 million and $1.5 million for the three-month and six-month periods, respectively. In addition, the increase in SG&A costs includes foreign currency translation effects of $2.2 million and $3.5 million for the three-month and six-month periods, respectively.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $12.5 million in the three months ended July 2, 2011 compared to the $10.7 million reported in the year-ago period. ER&D expenses as a percent of net sales decreased to 6.0% from 6.4%, indicative of the increase in net sales. ER&D expenses increased 16% to $25.0 million in the first six months of 2011 compared to $21.6 million in the year-ago six-month period. Year-to-date ER&D expenses, as a percent of net sales, decreased to 6.1% from 6.6%, mainly reflecting the significant increase in net sales. The increase in ER&D expense was due to higher employee and ER&D project costs. In addition, the year-over-year increases in ER&D costs include foreign currency translation effects of $0.3 million and $0.5 million for the three-month and six-month periods, respectively.

Amortization of intangible assets Amortization of intangible assets was $2.6 million in the three months ended July 2, 2011 compared to $3.4 million in the year-ago period. Amortization of intangible assets was $5.3 million in the first six months of 2011 compared to $7.6 million in year-ago period. The declines mainly reflect the absence of amortization expense for certain acquired developed technology and trade name assets which became fully amortized in 2010.

Interest expense Interest expense was $0.6 million and $0.7 million in the three-month and six-month periods ended July 2, 2011, respectively. Interest expense was $1.7 million and $2.9 million in the three-month and six-month periods ended July 3, 2010, respectively. The variance was mainly due to absence of outstanding debt in 2011. Interest expense in the second quarter of 2011 included a charge of $0.3 million for the accelerated write-off of previously capitalized debt issuance costs associated with the replacement of the Company’s existing revolving credit facility with a new agreement. See note 5 to the Company’s condensed consolidated financial statements for additional detail.

Other income Other income was $1.5 million and $2.0 million in the three-month and six-month periods ended July 2, 2011, respectively, mainly reflecting the $1.5 million gain recorded in the second quarter related to the sale of an equity investment. Other expense was $0.7 million and $0.4 million in the three-month and six-month periods ended July 3, 2010, respectively. These amounts mainly reflected foreign currency transaction gains and losses related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

Income tax expense The Company recorded income tax expense of $9.7 million and $18.0 million, respectively, in the three and six months ended July 2, 2011 compared to income tax expense of $5.4 million and $10.2 million, respectively, in the three and six months ended July 3, 2010. The effective tax rate was 22.6% in the 2011 period compared to 22.5% in the 2010 period.

In 2011, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $9.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

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

Net income attributable to Entegris, Inc. Net income attributable to Entegris, Inc. of $32.5 million, or $0.24 per diluted share, in the three-month period ended July 2, 2011 compared to net income of $18.4 million, or $0.14 per diluted share, in the three-month period ended July 3, 2010. For the six months ended July 2, 2011, net income attributable to the Company was $61.7 million, or $0.45 per diluted share, compared to net income attributable to the Company was $34.9 million, or $0.26 per diluted share, in the comparable period a year ago. The improvements mainly reflect the Company’s higher net sales and corresponding increase in gross profit.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 9 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the three months and six months ended July 2, 2011 and July 3, 2010:

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Contamination Control Solutions
Net sales	$136,637	$103,660	$268,881	$204,403
Segment profit	44,948	28,614	84,708	56,848
Micro Environments
Net sales	$51,114	$47,403	$99,296	$89,330
Segment profit	8,589	11,697	16,968	20,218
Entegris Specialty Materials
Net sales	$21,447	$16,512	$44,146	$34,353
Segment profit	4,264	2,529	9,240	5,330

Contamination Control Solutions (CCS)

For the second quarter of 2011, CCS net sales increased 32% to $136.6 million, from $103.7 million in the comparable period last year. Sales improved for all product groups, including fluid components and systems, gas filtration and liquid filtration products. CCS reported a segment profit of $44.9 million in the second quarter of 2011 compared to a $28.6 million segment profit in the year-ago period. The increase in sales volume and the resulting improvement in gross profit primarily account for the year-to-year change in the segment’s operating results. Slightly offsetting the increase in gross profit, CCS operating expenses increased 10%, mainly due to higher selling and engineering, research and development costs.

For the six months ended July 2, 2011, CCS net sales increased 32% to $268.9 million from $204.4 million in the comparable period last year. All product groups recorded sales increases, led by improved sales of fluid components and systems and liquid filtration products. For the six months ended July 2, 2011, CCS reported a segment profit of $84.7 million compared to segment profit of $56.8 million in the year-ago period, as the increase in gross profit associated with higher sales levels was partly offset by an 8% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Sales for the second quarter of 2011 were up 3% on a sequential basis from the first quarter of 2011, led by improved sales of liquid filtration products. An improvement in gross margin offset slightly operating expenses to produce a 13% increase in segment profit in the second quarter of 2011 compared to the first quarter of 2011.

Microenvironments (ME)

For the second quarter of 2011, ME net sales increased 8% to $51.1 million, from $47.4 million in the comparable period last year. The revenue increase was led by improved sales of 300mm wafer shipper and process products. ME reported a segment profit of $8.6 million in the second quarter of 2011 compared to a $11.7 million segment profit in the year-ago period. Lower gross margins, resulting from less favorable sales mix, contributed to the decrease in segment profit, as ME operating expenses increased 8%, mainly reflecting higher selling and engineering, research and development costs.

For the six months ended July 2, 2011, ME net sales increased 11% to $99.3 million from $89.3 million in the comparable period last year. The revenue increase was led by improved sales of 300mm wafer shipper and process products. ME reported a segment profit of $17.0 million in the first half of 2011 compared to a segment profit of $20.2 million in the year-ago period. Lower gross margins, resulting from less favorable sales mix, contributed to the decrease in segment profit, as ME operating expenses increased 8%.

Sales for the second quarter of 2011 were up 6% on a sequential basis from the first quarter of 2011, driven by increased demand for wafer shipper products for semiconductor wafers. The higher gross profit associated with the improved sales combined with 7% higher operating expenses to produce a 3% improvement in segment profit in the second quarter of 2011 compared to the first quarter of 2011.

Specialty Materials (SMD)

For the second quarter of 2011, SMD net sales increased 30%, to $21.4 million, from $16.5 million in the comparable period last year. The increases were due to the continued rebound in sales of specialty coated products and graphite-based components. SMD reported a segment profit of $4.3 million in the second quarter of 2011 compared to a segment profit of $2.5 million in the second quarter of 2010. The resulting improvement in gross profit associated with the increase in sales, partly offset by a small increase in operating expenses, accounted for the improvement in segment profit.

For the six months ended July 2, 2011, SMD net sales increased 29% to $44.1 million from $34.4 million in the comparable period last year. For the six months ended July 2, 2011, SMD reported a segment profit of $9.2 compared to a segment profit of $5.3 million. The resulting improvement in gross profit associated with the increase in sales, combined with flat operating expense levels, accounted for the improvement in segment profit.

Sales for the second quarter of 2011 were down 6% on a sequential basis from the first quarter of 2011. The decline related to lower sales of the segment’s graphite-based components. The resulting decrease in gross profit led to a 14% decline in segment profit as operating expense levels rose slightly.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $14.2 million in the second quarter of 2011 compared to $13.0 million in the second quarter of 2010 and $13.1 million in the first quarter of 2011. For the six months ended July 2, 2011, unallocated general and administrative expenses totaled $27.3 million compared to $26.0 million in the comparable period last year.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $63.2 million in the six months ended July 2, 2011. Cash generated by operating activities in the first six-month period of 2011 was primarily the result of net income adjusted for non-cash expenses, primarily depreciation and amortization of $18.8 million and share-based compensation expense of $4.0 million.

The net impact of changes in operating assets and liabilities, mainly reflecting an increase in accounts receivable and a decrease in accrued liabilities, partly offset the cash otherwise generated by the Company’s operations.

Accounts receivable, net of the effect of foreign currency translation, increased by $10.1 million in the first six months of 2011. This increase reflects the continued upturn in sales of the Company’s products. The Company’s days sales outstanding was 60 days compared to 63 days at the beginning of the year. Inventories at the end of the quarter increased by $2.4 million from December 31, 2010, after taking into account the effect of foreign currency translation and the provision for excess and obsolete inventory.

Accrued liabilities were $14.2 million lower than reported at December 31, 2010, mainly due to the payment of fiscal year 2010 incentive compensation during the first quarter of 2011, while accounts payable rose by $4.4 million.

Working capital at July 2, 2011 stood at $357.5 million, up from $279.5 million as of December 31, 2010, and included $189.4 million in cash and cash equivalents, compared to cash and cash equivalents of $134.0 million as of December 31, 2010.

Investing activities Cash flow used in investing activities totaled $15.3 million in the six-month period ended July 2, 2011. Acquisition of property and equipment totaled $14.6 million, primarily for additions related to manufacturing equipment, tooling and information systems. The Company expects its capital expenditures in 2011 to be approximately $30 million. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $60.0 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash provided by financing activities totaled $4.2 million during the six-month period ended July 2, 2011. The Company received proceeds of $5.3 million in connection with common shares issued under the Company’s employee stock purchase and stock option plans. During the quarter ended July 2, 2011, the Company paid $1.5 million in connection with its purchase of the noncontrolling interest in one of the Company’s subsidiaries.

On June 9, 2011, the Company entered into a Credit Agreement (Agreement) with Wells Fargo Bank, National Association, as administrative agent, and Citibank, N.A. The Agreement replaces the Company’s amended and restated Credit Agreement (Prior Facility) with Wells Fargo Bank, National Association, as agent, and certain other banks party thereto, dated March 2, 2009 and provides for a $30 million revolving credit facility maturing June 9, 2014. The Prior Facility provided for a $60 million revolving credit facility maturing November 1, 2011. The Company did not have outstanding borrowings under the Prior Facility at the time of termination and has no immediate plans to borrow under the Agreement.

The financial covenants in the Agreement replace those in the Prior Facility. The Agreement requires that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. At all times the Company and its subsidiaries must maintain minimum cash, cash equivalents and certain other approved investments of at least $25 million, with $10 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash, cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. Through July 2, 2011, the Company was in compliance with all applicable debt covenants included in the terms of the Agreement.

The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $15.0 million. There were no outstanding borrowings under these lines of credit at July 2, 2011.

At July 2, 2011, the Company’s shareholders’ equity stood at $539.5 million, up 17% from $459.6 million at the beginning of the year. The increase reflected net earnings attributable to the Company of $61.7 million, an increase in additional paid-in capital of $4.0 million associated with the Company’s share-based compensation expense, $5.3 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, an increase of $3.5 million associated with the purchase of the noncontrolling interest in one of the Company’s subsidiaries and cumulative translation adjustments of $6.7 million, offset by a $1.7 million reclassification associated with the sale of an equity method investee.

As of July 2, 2011, the Company’s sources of available funds were its cash and cash equivalents of $189.4 million, sort-term investments of $2.0 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations. The Company must maintain a minimum of $10.0 million in cash and cash equivalents in the United States under the terms of its revolving credit facility agreement.

The Company believes that its cash and cash equivalents, short-term investments, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management will need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. However, there can be no assurance that any such financing would be available on commercially acceptable terms.

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

Other Accounting Standards Updates issued, but not effective for the Company until after July 2, 2011 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

Non-GAAP Information The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP).

The Company also provides certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company's business and results of operations. Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other regulations under the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. The Company provides non-GAAP financial measures of Adjusted EBITDA and Adjusted Operating Income together with related measures thereof, and non-GAAP Earnings Per Share (EPS).

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

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets, (2) impairment of equity investments, (3) accelerated write-off of debt-issuance costs, (4) gain on sale of equity investments and (5) the tax effect of the other adjustments to net income attributable to Entegris, Inc.

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

The presentation of non-GAAP financial measures is not meant to be considered in isolation, as a substitute for, or superior to, financial measures or information provided in accordance with GAAP. Management strongly encourages investors to review the Company's consolidated financial statements in their entirety and to not rely on any single financial measure.

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

Third, there is no assurance the Company will not have restructuring activities, gains or losses on sale of equity investments, charges for fair value mark-up of acquired inventory sold, accelerated write-offs of debt-issuance costs or similar items in the future and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company's non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$209,198	$167,575	$412,323	$328,086

Net income attributable to Entegris, Inc.	$32,522	$18,385	$61,697	$34,935
Adjustments to net income attributable to Entegris, Inc.

Net income attributable to noncontrolling interest	—	361	400	557
Equity in net earnings of affiliates	(236)	(77)	(475)	(268)
Income tax expense	9,695	5,393	17,968	10,202
Other (income) expense, net	(1,530)	711	(1,958)	418
Interest expense, net	535	1,662	688	2,868

GAAP – Operating income	40,986	26,435	78,320	48,712
Amortization of intangible assets	2,569	3,364	5,258	7,636

Adjusted operating income	43,555	29,799	83,578	56,348
Depreciation	6,710	7,166	13,529	13,890

Adjusted EBITDA	$50,265	$36,965	$97,107	$70,238

Adjusted operating margin	20.8%	17.8%	20.3%	17.2%
Adjusted EBITDA – as a % of net sales	24.0%	22.1%	23.6%	21.4%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Six months ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income attributable to the Company	$32,522	$18,385	$61,697	$34,935
Adjustments to net income attributable to the Company:
Amortization of intangible assets	2,569	3,364	5,258	7,636
Accelerated write-off of debt issuance costs	282	890	282	890
Gain on sale of equity investment	(1,523)	(392)	(1,523)	(392)
Tax effect of adjustments to net income attributable to the Company	(1,045)	(1,428)	(2,035)	(2,995)

Non-GAAP net income attributable to the Company	$32,805	$20,819	$63,679	$40,074

Diluted earnings per common share:	$0.24	$0.14	$0.45	$0.26
Effect of adjustments to net income attributable to the Company	0.00	0.02	0.01	0.04
Diluted non-GAAP earnings per common share:	$0.24	$0.16	$0.47	$0.30

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.2 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At July 2, 2011, the Company was not a party to any forward contracts.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of July 2, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and (ii) accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, subject to various legal proceedings and claims which have arisen in the ordinary course of our business. While we believe that we have meritorious claims and/or defenses with respect to each of these matters, we cannot predict the outcome of these proceedings and claims. However, management believes that the ultimate outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial condition or the results of our operations.

Item 1A. Risk Factors

Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 23, 2011, as supplemented by Item 1A to the Quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed with the Securities and Exchange Commission on April 22, 2011.

While we have not, to date, encountered any material adverse consequences from the occurrence of the earthquake and tsunami in Japan in the first quarter of 2011 and the subsequent problems affecting nuclear power plants, these events could, in the future, have a negative impact on our supply chain, our ability to deliver products, the cost of our products, and the demand for our products. Approximately 20% of the Company’s revenues have historically resulted from sales to Japanese customers. As a result of these events, we may, in the future, encounter reduced demand from our Japanese customers. In addition, even if supply is not interrupted or delayed, or demand from Japanese customers is not reduced, shortages of key items may result in price increases, which our suppliers may seek to pass on to us. In addition, our customers outside of Japan may be unable to produce finished products as a result of Japanese related supply chain disruptions. These customers might then cancel orders for our products. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Item 6. Exhibits

10.1	Credit Agreement, dated June 9, 2011, among Entegris, Inc. and Poco Graphite, Inc., as borrowers; various lenders; and Wells Fargo Bank, NA, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole lead bookrunner

10.2	Separation Protection Agreement, effective as of May 13, 2011 between the Company and Gregory B. Graves

10.3	Separation Protection Agreement, effective as of May 13, 2011 between the Company and Bertrand Loy

10.4	Indemnification Agreement, effective as of May 4, 2011 between the Company and R. Nicholas Burns

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at July 2, 2011and December 31, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended July 2, 2011 and July 3, 2010, (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income for the six months ended July 2, 2011 and July 3, 2010 (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 and (v) the notes to the Condensed Consolidated Financial Statements.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 29, 2011	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)