Form 10-Q
period 2011-10-01
ENTEGRIS INC
filed 2011-10-28
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-32598

Entegris, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1941551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 Concord Road, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 436-6500

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2011
Common Stock, $0.01 par value per share	135,108,228 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 1, 2011

Item 1.	Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	October 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$227,037	$133,954
Short-term investments	2,046	—
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,042 and $1,121	111,150	124,732
Inventories	102,950	101,043
Deferred tax assets, deferred tax charges and refundable income taxes	11,252	11,484
Assets held for sale	5,998	8,182
Other current assets	7,309	7,696

Total current assets	467,742	387,091

Property, plant and equipment, net of accumulated depreciation of $234,445 and $219,721	130,206	126,725

Other assets:
Investments	3,809	7,017
Intangible assets, net	58,848	65,087
Deferred tax assets	10,164	10,855
Other	5,541	4,610

Total assets	$676,310	$601,385

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	28,668	34,631
Accrued payroll and related benefits	30,464	41,392
Other accrued liabilities	18,496	18,111
Deferred tax liabilities and income taxes payable	13,082	13,500

Total current liabilities	90,710	107,634

Pension benefit obligations and other liabilities	19,784	24,761
Deferred tax liabilities and other noncurrent tax liabilities	4,608	4,977

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of October 1, 2011 and December 31, 2010	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 135,062,303 and 132,900,904	1,351	1,329
Additional paid-in capital	780,652	765,867
Retained deficit	(265,927)	(349,612)
Accumulated other comprehensive income	45,132	42,035

Total Entegris, Inc. shareholders’ equity	561,208	459,619
Noncontrolling interest	—	4,394

Total equity	561,208	464,013

Total liabilities and equity	$676,310	$601,385

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$173,014	$178,230	$585,337	$506,316
Cost of sales	98,186	98,374	327,021	276,182

Gross profit	74,828	79,856	258,316	230,134
Selling, general and administrative expenses	33,533	36,478	108,449	108,852
Engineering, research and development expenses	11,957	11,381	36,951	32,937
Amortization of intangible assets	2,505	2,823	7,763	10,459

Operating income	26,833	29,174	105,153	77,886
Interest expense	20	342	755	3,276
Interest income	(58)	—	(105)	(66)
Other expense (income), net	315	1,283	(1,643)	1,701

Income before income taxes and equity in net earnings of affiliates	26,556	27,549	106,146	72,975
Income tax expense	4,582	5,000	22,550	15,202
Equity in net earnings of affiliates	(14)	(217)	(489)	(485)

Net income	21,988	22,766	84,085	58,258
Less net income attributable to noncontrolling interest	—	348	400	905

Net income attributable to Entegris, Inc.	$21,988	$22,418	$83,685	$57,353

Amounts attributable to Entegris, Inc.
Basic net income per common share:	$0.16	$0.17	$0.62	$0.44
Diluted net income per common share:	$0.16	$0.17	$0.62	$0.43

Weighted shares outstanding:
Basic	134,995	131,903	134,410	131,475
Diluted	136,305	133,071	135,954	132,908

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income	Noncontrolling interest’s comprehensive income
Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	1,851	19	1,644	—	—	—	1,663
Share-based compensation expense	—	—	5,434	—	—	—	5,434
Tax benefit associated with stock plans	—	—	64	—	—	—	64
Minimum pension liability adjustment, net of tax	—	—	—	—	(26)	—	(26)	$(26)	$—
Foreign currency translation	—	—	—	—	12,693	177	12,870	12,693	177
Net income	—	—	—	57,353	—	905	58,258	57,353	905

Total comprehensive income								$70,020	$1,082

Balance at October 2, 2010	131,894	$1,319	$758,502	$(376,615)	$40,167	$4,547	$427,920

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income	Noncontrolling interest’s comprehensive income
Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013
Shares issued under stock plans	2,161	22	5,634	—	—	—	5,656
Share-based compensation expense	—	—	5,784	—	—	—	5,784
Tax benefit associated with stock plans	—	—	398	—	—	—	398
Purchase of noncontrolling interest	—	—	2,969	—	562	(5,014)	(1,483)
Minimum pension liability adjustment, net of tax	—	—	—	—	2,444	—	2,444	$2,444	$—
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	—	(1,715)	—	(1,715)	(1,715)	—
Foreign currency translation	—	—	—	—	1,811	220	2,031	1,811	220
Net change in unrealized loss on marketable securities, net of tax					(5)		(5)	(5)
Net income	—	—	—	83,685	—	400	84,085	83,685	400

Total comprehensive income								$86,220	$620

Balance at October 1, 2011	135,062	$1,351	$780,652	$(265,927)	$45,132	$—	$561,208

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(In thousands)	October 1, 2011	October 2, 2010
Operating activities:
Net income	$84,085	$58,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,292	20,645
Amortization	7,763	10,459
Share-based compensation expense	5,784	5,434
Other	(550)	1,859
Changes in operating assets and liabilities:
Trade accounts and notes receivable	15,684	(27,760)
Inventories	(4,204)	(11,229)
Accounts payable and accrued liabilities	(14,838)	32,351
Other current assets	360	1,674
Income taxes payable and refundable income taxes	(851)	8,430
Other	(755)	793

Net cash provided by operating activities	112,770	100,914

Investing activities:
Acquisition of property and equipment	(24,146)	(12,159)
Other	(604)	4,492

Net cash used in investing activities	(24,750)	(7,667)

Financing activities:
Principal payments on short-term borrowings and long-term debt	—	(252,954)
Proceeds from short-term borrowings and long-term debt	—	186,649
Issuance of common stock	5,656	1,663
Other	(1,085)	(85)

Net cash provided by (used in) financing activities	4,571	(64,727)

Effect of exchange rate changes on cash and cash equivalents	492	1,594

Increase in cash and cash equivalents	93,083	30,114
Cash and cash equivalents at beginning of period	133,954	68,700

Cash and cash equivalents at end of period	$227,037	$98,814

Supplemental Cash Flow Information

	Nine months ended
(In thousands)	October 1, 2011	October 2, 2010
Non-cash transactions:
Intangible assets received as partial consideration in sale of equity interest	$1,712	$—

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

As of October 1, 2011, all of the Company’s subsidiaries included in its condensed consolidated financial statements are wholly owned. Prior to April 4, 2011, the Company held a 70% interest in its Pureline Co., Ltd. (Pureline) subsidiary, located in South Korea. On that date, the Company purchased the 30% noncontrolling interest in Pureline for $1.5 million. The noncontrolling interest in Pureline was recorded at $5.0 million as of the date of the transaction. Accordingly, the Company recorded increases to additional paid-in capital of $3.0 million and accumulated other comprehensive income of $0.6 million in connection with the purchase of the noncontrolling interest. The cash outflow is reflected as a financing activity in the Company’s condensed consolidated statements of cash flows.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of October 1, 2011 and December 31, 2010, the results of operations for the three months and nine months ended October 1, 2011 and October 2, 2010, and equity and comprehensive income, and cash flows for the nine months ended October 1, 2011 and October 2, 2010.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the nine months ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. For public companies, ASU No. 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. Adoption of this ASU relates to the presentation of financial information and therefore does not have a material effect on the Company’s condensed consolidated financial statements.

Other Accounting Standards Updates issued, but not effective for the Company until after October 1, 2011 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. SHORT-TERM INVESTMENTS

Available-for-sale investments as of October 1, 2011 were as follows:

(In thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$2,047	$—	$(1)	$2,046

Total available-for-sale investments	$2,047	$—	$(1)	$2,046

Investments with continuous unrealized losses for less than 12 months and their related fair values as of October 1, 2011 were as follows:

	Less than 12 months
(In thousands)	Fair value	Unrealized losses
Corporate bonds	$2,046	$(1)

Total	$2,046	$(1)

Unrealized losses from corporate bonds are primarily attributable to general changes in interest rates and market conditions. Management does not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of October 1, 2011.

The amortized cost and fair value of available-for-sale debt investments as of October 1, 2011, by contractual maturity, were as follows:

(In thousands)	Cost basis	Fair value
Due in 1 year or less	$2,047	$2,046

Total	$2,047	$2,046

The net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were as follows:

(In thousands)	Three months ended October 1, 2011	Nine months ended October 1, 2011
Net unrealized holding gains (losses) included in other comprehensive income	$1	$(1)
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$—	$—

3. INVENTORIES

Inventories consist of the following:

(In thousands)	October 1, 2011	December 31, 2010
Raw materials	$29,010	$26,576
Work-in process	12,618	13,352
Finished goods(a)	60,662	60,453
Supplies	660	662

Total inventories	$102,950	$101,043

(a)	Includes consignment inventories held by customers for $5,414 and $5,057 at October 1, 2011 and December 31, 2010, respectively.

4. INTANGIBLE ASSETS

Identifiable intangible assets, net of amortization, of $58.8 million as of October 1, 2011 are being amortized over useful lives ranging from 3 to 15 years and are as follows:

	As of October 1, 2011
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,017	$17,915	$1,102
Developed technology	76,637	55,792	20,845
Trademarks and trade names	12,533	5,288	7,245
Customer relationships	56,612	27,123	29,489
Other	1,603	1,436	167

	$166,402	$107,554	$58,848

	As of December 31, 2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Patents	$19,050	$17,588	$1,462
Developed technology	74,988	53,348	21,640
Trademarks and trade names	17,287	9,112	8,175
Customer relationships	56,647	23,135	33,512
Other	5,977	5,679	298

	$173,949	$108,862	$65,087

Aggregate amortization expense for the three and nine months ended October 1, 2011 amounted to $2.5 million and $7.8 million, respectively. Estimated amortization expense for calendar years 2011 to 2015 and thereafter is approximately $10.2 million, $9.6 million, $9.0 million, $7.9 million, $5.8 million, and $24.0 million, respectively.

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

The financial covenants in the Agreement replace those in the Prior Facility. The Agreement requires that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. At all times the Company and its subsidiaries must maintain minimum cash, cash equivalents and certain other approved investments of at least $25.0 million, with $10.0 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash, cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. Through October 1, 2011, the Company was in compliance with all applicable debt covenants included in the terms of the Agreement.

6. INCOME TAXES

The Company recorded income tax expense of $4.6 million and $22.6 million in the three months and nine months ended October 1, 2011, respectively, compared to income tax expense of $5.0 million and $15.2 million in the three months and nine months ended October 2, 2010, respectively. The year-to-date effective tax rate was 21.2% in the 2011 period compared to 20.8% in the 2010 period.

In 2011, the Company’s effective tax rate was lower than the U.S. statutory rate, mainly due to the $14.9 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

In 2010, the Company’s effective tax rate was also lower than the U.S. statutory rate, mainly due to the $7.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

7. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share.

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic - weighted common shares outstanding	134,995	131,903	134,410	131,475
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,310	1,168	1,544	1,433

Diluted - weighted common shares and common shares equivalent outstanding	136,305	133,071	135,954	132,908

Approximately 2.3 million and 2.1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended October 1, 2011, respectively, and 5.3 million of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share for both the three and nine months ended October 2, 2010, as their inclusion would have been anti-dilutive.

8. FAIR VALUE

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at October 1, 2011 and December 31, 2010. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market.

	October 1, 2011				December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$23,995	$—	$23,995	$—	$—	$—	$—
Money market fund deposits	—	43,868	—	43,868	—	10,075	—	10,075
Short-term investments
Corporate bonds	—	2,046	—	2,046	—	—		—

Total assets measured and recorded at fair value	$—	$69,909	$—	$69,909	$—	$10,075	$—	$10,075

Items Measured at Fair Value on a Nonrecurring Basis

In the second quarter of 2011, the Company recorded a gain of $1.5 million on the sale of an equity method investment that was classified within “other income, net” in the condensed consolidated statements of operations. The gain comprised two components – a $1.7 million gain related to the cumulative translation reclassification adjustment associated with the equity method investee, offset by a $0.2 million loss related to the disposition of the equity interest. The carrying value of the investment at the time of the sale was $4.1 million. The Company received assets recorded at fair value of $3.9 million ($1.8 million of cash, $0.5 million of equipment, and $1.7 of intangible assets). The fair value measurement of the intangible assets received was based on valuations involving significant unobservable inputs, generally utilizing the market approach, or Level 3 in the fair value hierarchy.

9. BENEFIT PLANS

In the third quarter of 2011, the Company’s Japan defined benefit pension plan (the Plan) was amended. Under the amendment, employees will no longer accrue benefits under the Plan and instead will participate in a defined contribution arrangement from the date on which their benefits under the Plan were frozen. The Company remeasured the projected benefit obligation and plan assets of the amended plan, which resulted in a $4.7 million reduction in the Company’s pension liability. In addition, the Plan’s assets of $5.7 million were used to settle a portion of the defined benefit pension liability associated with the plan. The Company’s remaining pension liability associated with the Plan is $14.0 million as of October 1, 2011. The Company recognized a curtailment gain of $0.7 million in connection with this amendment in the third quarter of 2011 that is classified within “Selling, general, and administrative expenses” in the Company’s condensed consolidated statements of operations.

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

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions, as well as interest expense and amortization of intangible assets. Beginning January 1, 2011, the Company changed its management reporting structure for a particular department. The expenses of this department, consisting mainly of engineering, research and development expenses, are now included in the determination of ME’s segment profit. These expenses had previously been included in the determination of SMD’s segment profit. Accordingly, the Company has adjusted the corresponding items of segment information for earlier periods.

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales
CCS	$110,015	$113,350	$378,896	$317,752
ME	42,738	47,383	142,034	136,713
SMD	20,261	17,497	64,407	51,851

Total net sales	$173,014	$178,230	$585,337	$506,316

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Segment profit
CCS	$29,522	$31,434	$114,230	$88,282
ME	6,790	11,110	23,758	31,327
SMD	4,675	2,903	13,915	8,233

Total segment profit	$40,987	$45,447	$151,903	$127,842

The following table reconciles total segment profit to operating income:

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Total segment profit	$40,987	$45,447	$151,903	$127,842
Amortization of intangibles	(2,505)	(2,823)	(7,763)	(10,459)
Unallocated general and administrative expenses	(11,649)	(13,450)	(38,987)	(39,497)

Operating income	$26,833	$29,174	$105,153	$77,886

The following table presents amortization of intangibles for the Company’s reportable segments:

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Amortization of intangibles
CCS	$1,090	$1,413	$3,507	$6,172
ME	107	96	332	332
SMD	1,308	1,314	3,924	3,955

	$2,505	$2,823	$7,763	$10,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Readers should review the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Company offers a diverse product portfolio that includes more than 17,000 standard and customized products that it believes provide the most comprehensive offering of contamination control solutions and microenvironment products and services to the microelectronics industry. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2011 end April 2, 2011, July 2, 2011, October 1, 2011 and December 31, 2011. Unaudited information for the three months and nine months ended October 1, 2011 and October 2, 2010 and the financial position as of October 1, 2011 and December 31, 2010 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months and Nine Months Ended October 1, 2011

For the three months ended October 1, 2011, net sales were $173.0 million, down 3% from $178.2 million for the three months ended October 2, 2010. Net sales for the first nine months of 2011 were $585.3 million, up 16% from $506.3 million in the comparable year-ago period. On a sequential basis, third quarter sales fell 17% from $209.2 million in the second quarter of 2011.

Net sales for the three-month and nine-month periods ended October 1, 2011 included favorable foreign currency translation effects of $9.7 million and $32.1 million, respectively, related to the year-over-year strengthening of international currencies versus the U.S. dollar. Excluding this factor, net sales fell 8% and rose 9% for the three-month and nine-month periods in 2011, respectively, when compared to the comparable year-ago periods. After accounting for favorable foreign currency translation effects of $1.1 million, the Company’s third quarter net sales fell 18% on a sequential basis.

The Company reported lower gross profit for the three-month period compared to a year earlier, reflecting both the decline in net sales as well as the effects of reduced factory utilization. The sequential decrease in gross margin from the second quarter of 2011 to the current quarter was a result of the decrease in net sales and reduced factory utilization. The Company reported higher gross profit for the nine-month period compared to a year earlier, mainly reflecting the significant year-over-year sales increase.

The gross margin rate for the third quarter of 2011 was 43.2% versus 44.8% for the third quarter of 2010 and 45.5% for the three months ended July 2, 2011. Gross margin, as a percent of sales, for the first nine months of the year was 44.1% compared to 45.5% in the comparable period a year ago.

Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, fell 5% and rose 3% for the three-month and nine-month periods ended October 1, 2011 when compared to the year-ago periods

As a result of the aforementioned factors, the Company reported net income attributable to the Company of $22.0 million, or $0.16 per diluted share, for the quarter ended October 1, 2011, compared to net income attributable to the Company of $22.4 million, or $0.17 per diluted share, in the quarter ended October 2, 2010. For the nine-month period ended October 1, 2011, net income attributable to the Company were $83.7 million, or $0.62 per diluted share, compared to net income attributable to the Company of $57.4 million, or $0.43 per diluted share, in the year-ago period.

During the first nine months of 2011, the Company generated operating cash flow of $112.8 million. Cash, cash equivalents and short-term investments totaled $229.1 million at October 1, 2011 compared with $134.0 million at December 31, 2010. The Company had no outstanding short-term bank borrowings or long-term debt at October 1, 2011 or December 31, 2010.

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

Three and Nine Months Ended October 1, 2011 Compared to Three and Nine Months Ended October 2, 2010

The following table compares operating results with year-ago results, as a percentage of sales, for each caption.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	55.2	55.9	54.5

Gross profit	43.2	44.8	44.1	45.5
Selling, general and administrative expenses	19.4	20.5	18.5	21.5
Engineering, research and development expenses	6.9	6.4	6.3	6.5
Amortization of intangible assets	1.4	1.6	1.3	2.1

Operating income	15.5	16.4	18.0	15.4

Interest expense	0.0	0.2	0.1	0.6
Interest income	(0.0)	—	(0.0)	(0.0)
Other expense (income), net	0.2	0.7	(0.3)	0.3

Income before income tax expense and equity in net earnings of affillates	15.3	15.5	18.1	14.4
Income tax expense	2.6	2.8	3.9	3.0
Equity in net earnings of affiliates	(0.0)	(0.1)	(0.1)	(0.1)

Net income	12.7	12.8	14.4	11.5

Net sales For the three months ended October 1, 2011, net sales decreased by $5.2 million, or 3%, to $173.0 million, compared to $178.2 million for the three months ended October 2, 2010 and $209.2 million in the second quarter of 2011. Third-quarter sales results reflected reductions in global semiconductor production and capital investment. See the “Segment analysis” included below in this section for additional detail concerning the sales results of the Company’s operating segments.

Net sales for the three-month period ended October 1, 2011 included favorable foreign currency translation effects of $9.7 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and Taiwanese dollar and the Euro. Excluding this factor, net sales fell approximately 8% for the third quarter in 2011 when compared to the comparable year-ago period.

For the quarter ended October 1, 2011, sales of unit-driven products represented 64% and sales of capital-driven products represented 36% of total sales, respectively. For the third quarter of 2010 and the three months ended July 2, 2011 this split was 61%/39% and 62%/38%, respectively. Decreased fab utilization and wafer starts on the part of semiconductor customers contributed to sequentially lower unit-driven sales of a number of product lines. The shift in relative demand for capital-driven products reflects an expected slowdown in fab construction projects after robust spending by semiconductor customers for capacity-related products since the latter half of 2009.

On a geographic basis, third quarter sales to North America were 30%, Asia (excluding Japan) 37%, Europe 15% and Japan 18% of total net sales. This compared to third quarter 2010 sales figures of North America 28%, Asia 40%, Europe 14% and Japan 18%. The Asia, Europe and Japan results included favorable foreign currency translation effects.

Net sales for the first nine months of 2011 were $585.3 million, up 16% from $506.3 million in the comparable year-ago period. Each of the Company’s operating segments experienced net sales increases, led by a 19% increase by the Contamination Control Solutions (CCS) segment. The sales increase for the nine-month period ended October 1, 2011 included favorable foreign currency translation effects of $32.1 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar and the Euro. Excluding these factors, net sales rose approximately 9% for the nine-month period in 2011 when compared to the year-ago period.

On a sequential basis, sales fell 17% from $209.2 million in the second quarter of 2011, with sales of both unit-driven and capital-driven products falling by 15% and 22%, respectively. Sales results for the Company’s segments were varied as described below under the heading “Segment Analysis.” Sales were favorably affected by a foreign currency translation effect of $1.1 million, primarily related to the strengthening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales fell approximately 18% in the third quarter of 2011 when compared to the second quarter of 2011. Sales in North America, Asia, Europe and Japan declined by 13%, 20%, 15%, and 19%, respectively.

The Company believes the changes in sales noted above are primarily volume driven. Based on the information available, the Company believes it is generally improving or maintaining market share for its products and that the effect of selling price erosion has been nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the decrease in sales has not been driven by any one particular customer or group of customers, but rather by the decline in the semiconductor and other high-technology sectors.

Gross profit The Company’s gross profit in the three months ended October 1, 2011 decreased by $5.0 million, to $74.8 million, down from $79.9 million in the three months ended October 2, 2010. For the first nine months of 2011, gross profit was $258.3 million, up from $230.1 million recorded in the first nine months of 2010. On a sequential quarter basis, gross profit for the three months ended October 1, 2011 decreased by $20.3 million to $74.8 million, from $95.1 million for the three months ended July 2, 2011.

As a percentage of net sales, the gross margin rate for the third quarter of 2011 was 43.2% versus 44.8% for the third quarter of 2010 and 45.5% for the three months ended July 2, 2011. The Company’s gross margin for the first nine months of 2011 was 44.1% compared to 45.5% in the comparable period a year ago.

The Company’s lower gross profit for the three-month period ended October 1, 2011, when compared to a year earlier, reflects both the decline in net sales and the effects of reduced factory utilization, accounting for the lower comparative gross margin rate. The effect of sales mix on gross margin for the three-month period was minimal.

The Company reported higher gross profit for the nine-month period compared to a year earlier, mainly reflecting the significant year-over-year sales increase, offset partly by lower factory utilization. The sequential decrease in gross margin from the second quarter to the current quarter primarily reflected the decrease in net sales and the associated reduced level of factory utilization.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased 8%, to $33.5 million, in the three months ended October 1, 2011, down from $36.5 million in the comparable three-month period a year earlier. SG&A expenses as a percent of net sales declined to 19.4% from 20.5% a year earlier, generally reflecting the decrease in SG&A expenses.

On a year-over-year basis, SG&A expenses decreased to $108.4 million, compared to $108.9 million a year earlier. On a year-to-date basis, SG&A costs, as a percent of net sales, fell to 18.5% from 21.5% a year ago, mainly reflecting the increase in net sales.

Lower employee costs, which make up about two-thirds of SG&A expenses, decreased by $1.8 million and $0.3 million for the three-month and nine-month periods, respectively. In addition, SG&A costs were higher than a year ago due to foreign currency translation effects of $1.7 million and $4.9 million for the three-month and nine-month periods, respectively.

Included in the three-month and nine-month period ended October 1, 2011 is a $0.7 million gain associated with the pension curtailment of the Company’s Japan defined benefit pension plan. Refer to note 9 to the Company’s condensed consolidated financial statements for further discussion.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $12.0 million in the three months ended October 1, 2011 compared to the $11.4 million reported in the year-ago period. ER&D expenses as a percent of net sales increased to 6.9% from 6.4%, generally indicative of the increase in ER&D expenses. ER&D expenses increased 12% to $37.0 million in the first nine months of 2011 compared to $32.9 million in the year-ago nine-month period. Year-to-date ER&D expenses, as a percent of net sales, decreased to 6.3% from 6.5%, as the increase in net sales offset the impact of the increase in ER&D expenses. The increases in ER&D expenses was due to higher employee and ER&D project costs. In addition, the year-over-year increases in ER&D costs include foreign currency translation effects of $0.2 million and $0.7 million for the three-month and nine-month periods, respectively.

Amortization of intangible assets Amortization of intangible assets was $2.5 million in the three months ended October 1, 2011, compared to $2.8 million in the year-ago period. Amortization of intangible assets was $7.8 million in the first nine months of 2011, compared to $10.5 million in the year-ago period. The declines mainly reflect the absence of amortization expense for certain acquired developed technology and trade name assets that became fully amortized in 2010.

Interest expense Interest expense was $20 thousand and $0.8 million in the three-month and nine-month periods ended October 1, 2011, respectively. Interest expense was $0.3 million and $3.3 million in the three-month and nine-month periods ended October 2, 2010, respectively. The variance was mainly due to absence of outstanding debt in 2011. Interest expense in the second quarter of 2011 included a charge of $0.3 million for the accelerated write-off of previously capitalized debt issuance costs associated with the replacement of the Company’s existing revolving credit facility with a new agreement. See note 5 to the Company’s condensed consolidated financial statements for additional detail. Interest expense for the Company’s second quarter of 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with a reduction in the Company’s revolving credit commitment.

Other expense (income) Other expense was $0.3 million and other income was $1.6 million in the three-month and nine-month periods ended October 1, 2011, respectively. The year-to-date figure includes a $1.5 million gain recorded in the second quarter related to the sale of an equity investment.

Other expense was $1.3 million and $1.7 million in the three-month and nine-month periods ended October 2, 2010, respectively. These amounts mainly reflected foreign currency transaction gains and losses related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity.

Income tax expense The Company recorded income tax expense of $4.6 million and $22.6 million, respectively, in the three and nine months ended October 1, 2011, compared to income tax expense of $5.0 million and $15.2 million, respectively, in the three and nine months ended October 2, 2010. The year-to-date effective tax rate was 21.2% in the 2011 period compared to 20.8% in the 2010 period.

In 2011, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $14.9 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

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

Net income attributable to Entegris, Inc. Net income attributable to Entegris, Inc. of $22.0 million, or $0.16 per diluted share, in the three-month period ended October 1, 2011 compared to net income attributable to the Company of $22.4 million, or $0.17 per diluted share, in the three-month period ended October 2, 2010. For the nine months ended October 1, 2011, net income attributable to the Company was $83.7 million, or $0.62 per diluted share, compared to net income attributable to the Company of $57.4 million, or $0.43 per diluted share, for the comparable period a year ago.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 10 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the three months and nine months ended October 1, 2011 and October 2, 2010:

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Contamination Control Solutions
Net sales	$110,015	$113,350	$378,896	$317,752
Segment profit	29,522	31,434	114,230	88,282
Micro Environments
Net sales	$42,738	$47,383	$142,034	$136,713
Segment profit	6,790	11,110	23,758	31,327
Entegris Specialty Materials
Net sales	$20,261	$17,497	$64,407	$51,851
Segment profit	4,675	2,903	13,915	8,233

Contamination Control Solutions (CCS)

For the third quarter of 2011, CCS net sales decreased 3% to $110.0 million, from $113.4 million in the comparable period last year. Sales fell for gas filtration products, while sales of fluid handling components and systems, and liquid filtration products were flat.

CCS reported a segment profit of $29.5 million in the third quarter of 2011 compared to a $31.4 million segment profit in the year-ago period. The decline in sales volume and the resulting decrease in gross profit accounted for the year-over-year decline in segment profit. Slightly offsetting the decrease in gross profit, CCS operating expenses decreased 3%, mainly due to lower selling and engineering, research and development costs.

Sales for the third quarter of 2011 were down 19% on a sequential basis from the second quarter of 2011, reflecting lower sales of all product lines. Reflecting the decrease in sales, CCS recorded a sharp decline in gross profit. Offset by an 8% decline in operating expenses, segment profit fell 34% in the third quarter of 2011 when compared to the previous quarter.

For the nine months ended October 1, 2011, CCS net sales increased 19% to $378.9 million from $317.8 million in the comparable period last year. Sales improved, particularly in the first half of the year, for all product groups, most notably for fluid handling components and systems, and liquid filtration products. For the nine months ended October 1, 2011, CCS reported a segment profit of $114.2 million compared to a segment profit of $88.3 million in the year-ago period, as the increase in gross profit associated with higher sales levels was partly offset by a 4% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Microenvironments (ME)

For the third quarter of 2011, ME net sales decreased 10% to $42.7 million, from $47.4 million in the comparable period last year. The revenue decrease reflected lower sales of wafer process products, offset partly by higher sales of 300mm wafer shipper products. ME reported a segment profit of $6.8 million in the third quarter of 2011 compared to an $11.1 million segment profit in the year-ago period. The decline in sales volume and the resulting decrease in gross profit, combined with unfavorable sales mix and higher manufacturing expenses and engineering, development and research costs on new products, accounted for the year-over-year decline in the segment’s segment profit. ME operating expenses decreased 1%.

Sales for the third quarter of 2011 were down 16% on a sequential basis from the second quarter of 2011. The revenue decrease reflected lower sales of wafer process products, offset partly by higher sales of 300mm wafer shipper products. The lower gross profit associated with the decreased sales, offset by an 11% reduction in operating expenses, resulted in a 21% decline in segment profit in the third quarter of 2011 compared to the second quarter of 2011.

For the nine months ended October 1, 2011, ME net sales increased 4% to $142.0 million from $136.7 million in the comparable period last year. Increased sales of shipper products were offset by lower sales of data storage and 200mm process products.

ME reported a segment profit of $23.8 million in the first nine months of 2011 compared to a segment profit of $31.3 million in the comparable year-ago period, as ME recorded a decrease in gross profit despite the slight increase in sales. ME recorded a 5% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Specialty Materials (SMD)

For the third quarter of 2011, SMD net sales increased 16%, to $20.3 million, from $17.5 million in the comparable period last year. The increase was due to improved sales of both specialty coated products and graphite-based components. SMD reported a segment profit of $4.7 million in the third quarter of 2011 compared to a segment profit of $2.9 million in the third quarter of 2010. The resulting improvement in gross profit associated with the increase in sales and improved factory utilization was partly offset by a small increase in operating expenses.

Sales for the third quarter of 2011 were down 6% on a sequential basis from the second quarter of 2011. The decrease mainly reflected lower sales of both the segment’s specialty coated products and graphite-based components. Despite the sales decline, SMD’s segment profit rose 10%, reflecting an improved gross margin and lower operating expense levels.

For the nine months ended October 1, 2011, SMD net sales increased 24% to $64.4 million from $51.9 million in the comparable period last year. For the nine months ended October 1, 2011, SMD reported a segment profit of $13.9 million compared to a segment profit of $8.2 million, as the increase in gross profit associated with higher sales levels and improved factory utilization was partly offset by a 1% increase in operating expenses, mainly reflecting higher selling and engineering, research and development costs.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $11.6 million in the third quarter of 2011 compared to $13.5 million in the third quarter of 2010 and $14.2 million in the second quarter of 2011. For the nine months ended October 1, 2011, unallocated general and administrative expenses totaled $39.0 million compared to $39.5 million in the comparable period last year.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $112.8 million in the nine months ended October 1, 2011. Cash generated by the Company’s operations was primarily the result of net income of $84.0 million, adjusted for non-cash expenses, primarily depreciation and amortization of $28.1 million and share-based compensation expense of $5.8 million. The net impact of changes in operating assets and liabilities, mainly reflecting an decrease in accounts receivable and a decrease in accounts payable and accrued liabilities, nominally offset the cash otherwise generated by the Company’s operations.

Accounts receivable, net of foreign currency translation effects, decreased by $15.7 million in the first nine months of 2011. This decrease reflects the decline in sales of the Company’s products. The Company’s days sales outstanding was 59 days compared to 63 days at the beginning of the year. Inventories at the end of the quarter increased by $4.2 million from December 31, 2010, after taking into account the effect of foreign currency translation and the provision for excess and obsolete inventory. Including foreign currency translation effects, accrued liabilities were $10.5 million lower than reported at December 31, 2010, mainly due to the payment of fiscal year 2010 incentive compensation during the first quarter of 2011, while accounts payable declined by $6.0 million.

Working capital at October 1, 2011 stood at $377.0 million, up from $279.5 million as of December 31, 2010, and included $229.1 million in cash, cash equivalents and short-term investments compared to cash and cash equivalents of $134.0 million as of December 31, 2010.

Investing activities Cash flow used in investing activities totaled $24.8 million in the nine-month period ended October 1, 2011. Acquisition of property and equipment totaled $24.1 million, primarily for additions related to manufacturing equipment, tooling and information systems. The Company expects its capital expenditures in 2011 to be approximately $30 million. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $60 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash provided by financing activities totaled $4.6 million during the nine-month period ended October 1, 2011. The Company received proceeds of $5.7 million in connection with common shares issued under the Company’s employee stock purchase and stock option plans. During the second quarter of 2011, the Company paid $1.5 million in connection with its purchase of the noncontrolling interest in one of the Company’s subsidiaries.

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

The financial covenants in the Agreement replace those in the Prior Facility. The Agreement requires that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. At all times the Company and its subsidiaries must maintain minimum cash, cash equivalents and certain other approved investments of at least $25 million, with $10 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash, cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. Through October 1, 2011, the Company was in compliance with all applicable debt covenants included in the terms of the Agreement.

The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $15.6 million. There were no outstanding borrowings under these lines of credit at October 1, 2011.

On October 5, 2011, the Company’s Board of Directors authorized the repurchase of up to $50 million of its common stock in open market transactions or in privately negotiated transactions in accordance with repurchase plans under SEC Rule 10b5-1.

At October 1, 2011, the Company’s shareholders’ equity stood at $561.2 million, up 22% from $459.6 million at the beginning of the year. The increase reflected net income attributable to the Company of $83.7 million, an increase in additional paid-in capital of $5.8 million associated with the Company’s share-based compensation expense, $5.7 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, an increase of $3.5 million associated with the purchase of the noncontrolling interest in one of the Company’s subsidiaries and cumulative translation adjustments of $1.8 million, offset by a $1.7 million reclassification associated with the sale of an equity method investee.

As of October 1, 2011, the Company’s sources of available funds were its cash and cash equivalents of $227.0 million, short-term investments of $2.0 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

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

Other Accounting Standards Updates issued, but not effective for the Company until after October 1, 2011 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) net income attributable to noncontrolling interest, (2) equity in net earnings of affiliates, (3) income tax expense (4) other expense (income), net, (5) interest expense (income), net, (6) amortization of intangible assets (7) gain associated with pension curtailment, and (8) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA plus depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets, (2) impairment of equity investments, (3) accelerated write-off of debt-issuance costs, (4) gain on sale of equity investments, (5) gain associated with pension curtailment, and (6) the tax effect of the other adjustments to net income attributable to Entegris, Inc.

The Company provides supplemental non-GAAP financial measures to better understand and manage its business and believes these measures provide investors and analysts additional and meaningful information for the assessment of the Company's ongoing results. Management also uses these non-GAAP measures to assist in the evaluation of the performance of its business segments and to make operating decisions.

Management believes the Company’s non-GAAP measures help indicate the Company’s baseline performance before certain gains, losses or other charges that may not be indicative of the Company’s business or future outlook and offer a useful view of business performance in that the measures provide a more consistent means of comparing performance. The Company believes the non-GAAP measures aid investors’ overall understanding of the Company’s results by providing a higher degree of transparency for such items and providing a level of disclosure that will help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that the inclusion of non-GAAP measures provides consistency in its financial reporting and facilitates investors’ understanding of the Company's historic operating trends by providing an additional basis for comparisons to prior periods.

Management uses Adjusted EBITDA and Adjusted Operating Income to assist it in evaluations of the Company's operating performance by excluding items that management does not consider as relevant in the results of its ongoing operations. Internally, these non-GAAP measures are used by management for planning and forecasting purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating the Company's capacity to fund capital expenditures, secure financing and expand its business.

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$173,014	$178,230	$585,337	$506,316

Net income attributable to Entegris, Inc.	$21,988	$22,418	$83,685	$57,353
Adjustments to net income attributable to Entegris, Inc.
Net income attributable to noncontrolling interest	—	348	400	905
Equity in net earnings of affiliates	(14)	(217)	(489)	(485)
Income tax expense	4,582	5,000	22,550	15,202
Other expense (income), net	315	1,283	(1,643)	1,701
Interest (income) expense, net	(38)	342	650	3,210

GAAP – Operating income	26,833	29,174	105,153	77,886
Amortization of intangible assets	2,505	2,823	7,763	10,459
Gain associated with pension curtailment	(726)	—	(726)	—

Adjusted operating income	28,612	31,997	112,190	88,345
Depreciation	6,763	6,755	20,292	20,645

Adjusted EBITDA	$35,375	$38,752	$132,482	$108,990

Adjusted operating margin	16.5%	18.0%	19.2%	17.4%
Adjusted EBITDA – as a % of net sales	20.4%	21.7%	22.6%	21.5%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Nine months ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income attributable to the Company	$21,988	$22,418	$83,685	$57,353
Adjustments to net income attributable to the Company:
Amortization of intangible assets	2,505	2,823	7,763	10,459
Gain associated with pension curtailment	(726)	—	(726)	—
Accelerated write-off of debt issuance costs	—	—	282	890
Gain on sale of equity investment	—	(500)	(1,523)	(892)
Tax effect of adjustments to net income attributable to the Company	(458)	(854)	(2,492)	(3,849)

Non-GAAP net income attributable to the Company	$23,309	$23,887	$86,989	$63,961

Diluted earnings per common share	$0.16	$0.17	$0.62	$0.43
Effect of adjustments to net income attributable to the Company	0.01	0.01	0.02	0.05
Diluted non-GAAP earnings per common share	$0.17	$0.18	$0.64	$0.48

Cautionary Statements This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the headings “Risks Relating to our Business and Industry”, “Risks Related to Our Borrowings”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. The Company disclaims any duty to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.4 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At October 1, 2011, the Company was not a party to any forward contracts.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of October 1, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and (ii) accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Other than the risk factors enumerated below, as of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 24, 2011, as supplemented by Item 1A to the Quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed with the Securities and Exchange Commission on April 22, 2011.

While we have not, to date, encountered any material adverse consequences from the occurrence of the earthquake and tsunami in Japan in the first quarter of 2011 and the subsequent problems affecting Japanese nuclear power plants, these events could, in the future, have a negative impact on our supply chain, our ability to deliver products, the cost of our products, and the demand for our products. Approximately 20% of the Company’s revenues have historically resulted from sales to Japanese customers. As a result of these events, we may, in the future, encounter reduced demand from our Japanese customers. In addition, even if supply is not interrupted or delayed, or demand from Japanese customers is not reduced, shortages of key items may result in price increases, which our suppliers may seek to pass on to us. In addition, our customers outside of Japan may be unable to produce finished products as a result of Japanese related supply chain disruptions. These customers might then cancel orders for our products. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at October 1, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended October 1, 2011 and October 2, 2010, (iii) Condensed Consolidated Statements of Equity and Comprehensive Income for the nine months Ended October 1, 2011 and October 2, 2010 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 and (v) the notes to the Condensed Consolidated Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: October 28, 2011	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) .

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at October 1, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended October 1, 2011 and October 2, 2010, (iii) Condensed Consolidated Statements of Equity and Comprehensive Income for the nine months Ended October 1, 2011 and October 2, 2010, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 and (v) the notes to the Condensed Consolidated Financial Statements*.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.