Form 10-K
period 2011-12-31
ENTEGRIS INC
filed 2012-02-24
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32598

ENTEGRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1941551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

129 Concord Road, Billerica, Massachusetts 01821

(Address of principal executive offices and zip code)

(978) 436-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, $0.01 Par Value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on July 1, 2011, the last business day of registrant’s most recently completed second fiscal quarter, was $1,396,000,000. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 9, 2012, 136,112,160 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders scheduled to be held on May 2, 2012, or the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2012 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

ENTEGRIS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The Company was incorporated in Delaware in March 2005 in connection with a strategic merger of equals transaction between Entegris, Inc., a Minnesota corporation (Entegris Minnesota), and Mykrolis Corporation, a Delaware corporation (Mykrolis). See OUR HISTORY below. On August 11, 2008, we acquired Poco Graphite, Inc. (Poco Graphite), a privately held company based in Decatur, Texas. The addition of Poco Graphite both augmented our base of business in the semiconductor industry and expanded our materials science capabilities to include graphite and silicon carbide and added a consumable product line made from those materials to our portfolio of products.

We offer a diverse product portfolio that includes more than 17,000 standard and customized products that we believe provide the most comprehensive offering of products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Our products include both unit driven and capital expense driven products. Unit-driven and consumable products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Capital expense driven products rely on the expansion of manufacturing capacity to drive growth. Our unit-driven and consumable product class includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition (CVD) processes in semiconductor manufacturing. Our capital expense-driven products include our components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and our process carriers that protect the integrity of in-process wafers. Unit-driven and consumable products, including service revenue, accounted for approximately 63%, 63%, and 70% of our net sales for fiscal years 2011, 2010 and 2009, respectively, and capital expense-driven products accounted for approximately 37%, 37% and 30% of our net sales for the fiscal years 2011, 2010 and 2009, respectively.

Our Internet address is www.entegris.com. On this web site, under the “Investors—Financial Information—SEC Filings” section, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC): our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such filings are available on our web site free of charge. The SEC also maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on our website, and any other website, as referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

SEMICONDUCTOR INDUSTRY BACKGROUND

Semiconductors, or integrated circuits, are the building blocks of today’s electronics and the backbone of the information age. The market for semiconductors has grown significantly over past decades. This trend is expected to continue due to increased usage of and reliance on the Internet through expanding channels, and the continuing demand for applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics.

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

Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The two main deposition processes are physical vapor deposition, where a thin film is deposited on a wafer surface in a low-pressure gas environment, and CVD, where a thin film is deposited on a wafer surface using a gas medium and a chemical bonding process. In addition, electro-plating technology is utilized for the deposition of low resistance conductive materials such as copper. The control of uniformity and thickness of these films through our filtration and purification products, which purify the fluids and materials used during the process and is critical to the performance of the semiconductor circuit and, consequently, the manufacturing yield. In addition, our graphite chamber liners and shower heads are critical expendable components used in the CVD chamber.

Chemical Mechanical Planarization (CMP). CMP flattens, or planarizes, the topography of the surface of the wafer after deposition to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need our filtration and purification systems to filter the liquid slurries, which are solutions containing abrasive particles in a chemical mixture, to remove oversized particles and contaminants that can cause defects on a wafer’s surface, while not affecting the functioning of the abrasive particles in the liquid slurries. Our filtration and purification systems thus enable semiconductor manufacturers to maintain acceptable manufacturing yields through the CMP process. In addition, manufacturers use our consumable polyvinyl alcohol (PVA) roller brushes to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations.

Photolithography. Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light-sensitive film composed of ultra-high purity chemicals in liquid form. The photoresist is exposed to specific forms of radiation, such as ultraviolet light, electrons or x-rays, to form patterns that eventually become the circuitry on the chip. This process is repeated many times, using different patterns and interconnects between layers to form the complex, multi-layer circuitry on a semiconductor chip. As device geometries decrease and wafer sizes increase, it is even more critical that these photoresists are dispensed onto the chip with accurate thickness and uniformity, as well as with low levels of contamination, and that the process gases are free of micro-contamination so that manufacturers can achieve acceptable yields in the manufacturing process. Our liquid filtration and liquid dispense systems play a critical role in assuring the pure, accurate and uniform dispense of photoresists onto the wafer. In addition, our gas micro-contamination systems eliminate airborne amine contaminants that can disrupt effective photolithography processes.

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

Also in response to these challenges and to achieve continued productivity gains, semiconductor manufacturers have become increasingly focused on materials management solutions that enable them to safely store, handle, process and transport critical materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. The need for efficient and reliable materials management is particularly important as new materials are introduced. Further processing wafers in higher manufacturing technology nodes, larger wafers and finer line widths is more costly and more complex than for smaller wafer sizes and larger line widths. In addition, new materials and circuit shrinkage create new contamination and material compatibility risks, rendering larger wafers more vulnerable to damage or contamination. We believe that these challenges provide opportunities for our advanced purification, dispense, shipping, transport, process and storage products and systems. We also seek to bring our advanced polymer engineering expertise and advanced tool design capabilities to bear on these challenges to provide our customers with innovative materials-based solutions.

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

Diversified Revenue Stream. We target a diversified revenue stream by balancing our sales of wafer transport and process carriers as well as component and subsystem equipment products with sales of our unit-driven and consumable products. Our unit-driven and consumable products provide a relatively more stable and recurring source of revenue in this cyclical industry. Our capital expense-driven products, which are generally dependent upon such factors as the construction and expansion of semiconductor manufacturing facilities and the retrofitting and renovation of existing semiconductor facilities, position us to benefit from increases in capital spending that are typically more subject to the volatility of industry cycles. In addition, we are applying our products and technologies to adjacent markets such as solar, aerospace, industrial and life science to generate revenue independent of the cyclicality of the semiconductor markets.

Technology Leadership. With the emergence of smaller and more powerful semiconductor devices, and the deployment of new materials and processes to produce them, we believe there is a need for greater materials management within the semiconductor fabrication process. We seek to extend our technology by developing advanced products that address more stringent requirements for greater purification, protection and transport of high value-added materials and for contamination control, fluid delivery and monitoring, and system integration. We have continuously improved our products as our customers’ needs have evolved. For example, we have developed proprietary materials blends for use in our wafer handling product family that address the contamination concerns of advanced semiconductor processing for below 32 nanometers; we have also developed advanced 300 mm wafer handling products utilizing advanced materials and have been actively developing products for handling 450 mm wafers, the next generation of semiconductor wafers. We have also expanded upon our proprietary two-stage dispense technology with integrated filtration for photoresist delivery, where the photoresist is filtered through one pump and precisely dispensed through a second pump at a different flow rate to reduce defects on wafers.

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

Global Presence. We have established a global infrastructure of design, manufacturing, distribution, service and support facilities to meet the needs of our customers. As semiconductor and other electronic device manufacturers have become increasingly global, they have required that suppliers offer comprehensive local repair and customer support services. In response to this trend we are expanding our operations in Taiwan to provide manufacturing capabilities to support our important customers in the region, we have previously established sales and service offices in China in anticipation of a growing semiconductor manufacturing base in that region and we have transferred customer support and logistics activities to local regions in order to enhance our global customer contact and awareness. We maintain our customer relationships through a combination of direct sales and support personnel and selected independent sales representatives and distributors in Asia, Europe and the Middle East.

Ancillary Markets. We leverage our accumulated expertise in the semiconductor industry by developing products for applications that employ similar production processes that utilize materials integrity management, high-purity fluids and integrated dispense system technologies. Our products are used in manufacturing processes outside of the semiconductor industry, including the manufacturing of flat panel displays, fuel cell components, high-purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiberoptic cables. We plan to continue to identify and develop products that address materials management and advanced materials processing applications where fluid management plays a critical role. We believe that by utilizing our technology to provide manufacturing solutions across multiple industries, we are able to increase the total available market for our products and reduce, to an extent, our exposure to the cyclicality of any particular market.

Strategic Acquisitions, Partnerships and Related Transactions. We plan to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets and broaden our technological capabilities and product offerings. Our acquisition of Poco Graphite in August of 2008 is an example of this strategy. Poco Graphite reinforces our presence in the semiconductor industry by providing a group of new products critical to front-end manufacturing processes based on a materials science that we did not previously have in our technology portfolio. Further, as the dynamics of the markets that we serve shift, we will reevaluate the ability of our existing businesses to provide value-added solutions to those markets in a manner that contributes to achieving our objectives; in the event that we conclude that a business is not able to do this, we expect to restructure or replace that business. The sale of our cleaning equipment business in 2008 is an example of this strategy. Finally, we are continuously evaluating opportunities for strategic alliances and joint development efforts with key customers and other industry leaders.

OUR SEGMENTS

We design, manufacture and market our products through three business segments: (i) our contamination control solutions segment, which offers a wide range of products that purify, monitor and deliver critical liquids and gases to the semiconductor manufacturing process and similar manufacturing processes, (ii) our microenvironments segment, which offers products to preserve the integrity of wafers, reticles and electronic components at various stages of transport, processing and storage and (iii) our specialty materials segment, which offers materials, components and services to a wide range of customers in the semiconductor industry and in adjacent and unrelated industries. Each segment has dedicated manufacturing resources, and is composed of product-focused business units. Each product-focused business segment has its own dedicated marketing and engineering, research and development resources. There follows a detailed description of our three segments:

CONTAMINATION CONTROL SOLUTIONS

Liquid Filtration Products: Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly affect the manufacturing yield. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene flat sheet membranes that offer improved bubble clearance and gel removal to prevent defects in the wafers that occur if these elements are not removed. Our low hold-up volume disposable filters, with flat sheet membranes, use our Connectology ™ technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during changeout.

Components and Systems. Chemicals spend most of their time in contact with fluid storage and management distribution systems, so it is critical for fluid storage and handling components to resist these chemicals and avoid contributing contaminants to the fluid stream. We offer chemical delivery products that allow the consistent and safe delivery of sophisticated chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the semiconductor industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products and systems under the most stringent of process conditions has made us a leader in high-purity fluid transfer products and systems. Both semiconductor manufacturers and semiconductor OEMs use our chemical delivery products and systems. Our comprehensive product line provides our customers with a single-source provider for their chemical storage and management needs throughout the manufacturing process. Our chemical delivery products include valves, fittings, tubing, pipe, chemical containers, custom fabricated products and associated connection systems for high-purity chemical applications.

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

We offer a wide variety of measurement and control products for high-purity and corrosive applications. For electronic measurement and control of liquids, we provide a complete line of pressure and flow measurement and control products as well as all-plastic capacitance sensors for leak detection, valve position, chemical level and other measurements. We also offer mechanical gauge pressure measurement products. In addition, we offer a line of consumable PVA roller brush products to clean the wafer following the chemical mechanical planarization process. Our unique Planarcore ™ PVA roller brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer-to-wafer cleaning performance.

Gas Filtration Products. Our Wafergard®, ChamberGard™ and Waferpure® particle and molecular filtration products purify the gas entering the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce outgassing and improve corrosion resistance. Our Waferpure ® and Aeronex Gatekeeper® purifiers chemically react with and absorb contaminants, such as oxygen and water, to prevent contamination, and our ChamberGard ™ vent diffusers reduce particle contamination and processing cycle times. We offer a wide variety of gas purification products to meet the stringent requirements of semiconductor processing. Our Aeronex Gas Purification Systems contain dual-resin beds, providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers. Our product line also includes filter housings and hybrid media chemical air filters which purify air entering tool enclosures and remove airborne molecular contaminants.

MICROENVIRONMENTS

Our microenvironment products fall into three sub-categories, wafer and reticle handling products, wafer shipping products and data storage products.

Wafer and Reticle Handling Products. We are a global producer of wafer and reticle handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated semiconductor manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet a spectrum of industry standards and customers’ wafer handling needs including front opening unified pods or “FOUPs”, wafer transport and process carriers, standard mechanical interface or “SMIF” pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer carriers in a variety of materials, including advanced polymeric materials, and in sizes ranging from 100 mm through 300 mm as well as for experimental 450mm wafers.

We are also a global provider of mask and reticle handling products, including reticle SMIF pods for the protection of extremely valuable and contamination-sensitive lithography reticles. Through our Clarilite -branded product offerings, we are providing our customers with leading edge contamination control solutions.

Wafer Shipping Products. We are a global provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers or finished wafers shipped to back end processors. We lead the market with our extensive, high-volume line of Ultrapak ® and Crystalpak ® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150 and 200 mm wafers. We also offer a full-pitch, front-opening shipping box, or FOSB, for the transportation and automated interface of 300 mm wafers. We offer a complete shipping system, including both wafer shipping containers as well as secondary packaging that provides another level of protection for wafers. For experimental 450mm wafers, we offer a Single Wafer Shipper and a Multi-Application Carrier.

We currently offer outsourcing programs for wafer and device transportation and protection for both wafer manufacturing and wafer handling products. Our Wafercare ® and DeviceCare SM services include product cleaning, certified re-use services for shipping products, on-site and off-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customer’s needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

Data Storage Products. We provide products and solutions to manage two critical sectors in the data storage market: magnetic disks and the read/write heads used to read and write today’s higher density disks. Because both of these hard disk drive components are instrumental in the transition to more powerful storage solutions, we offer products that protect and maintain the integrity of these components during their processing, storage and shipment. Our product offerings for magnetic hard disk drives include process carriers, boxes, packages, tools and shippers for aluminum and other disk substrates. Our optical hard disk drive products include stamper cases, process carriers, boxes and glass master carriers. Our read/write head products include transport trays, carriers, handles, boxes, individual disk substrate packages and accessories.

Rapidly changing packaging strategies for semiconductor applications are creating new materials management challenges for back-end manufacturers. We offer chip and matrix trays as well as carriers for bare die handling and integrated circuits. Our materials management products are compatible with industry standards and available in a wide range of sizes with various feature sets. Our standard trays offer dimensional stability and permanent electrostatic discharge protection. Our trays also offer a number of features including custom designs to minimize die movement and contact; shelves and pedestals to minimize direct die contact, special pocket features to handle various surface finishes to eliminate die sticking; and other features for automated or manual die placement and removal. In addition, we support our product line with a full range of accessories to address specific needs such as static control, cleaning, chip washing and other related requirements.

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

Poco Graphite Products. These products are made from specialized graphite or silicon carbide. Our Poco Graphite products sold to the semiconductor industry are used for critical components for semiconductor manufacturing equipment at various stages of the semiconductor manufacturing process including CVD, where our expendable graphite chamber liners and shower heads are critical components used in the CVD chamber; dry or plasma etch, where our consumable graphite components deliver, baffle and confine the process gases during the etch process; and ion implant, where our consumable graphite components are critical elements of ion implantation equipment. In addition, our Poco Graphite high-quality graphite is used to make precision consumable electrodes for electrical discharge machining, a non-contact precision thermoelectric machining process for hard and exotic metals and other materials. Poco Graphite also manufactures a number of graphite hot glass contact materials for use in the manufacture of glass containers. Finally, Poco Graphite manufactures a number of graphite consumable products for various industrial applications including bushings and thrust washers for aerospace applications, substrates for industrial print heads, components for scan heads in industrial optical applications, cathodes for fuel cells and materials to manufacturers of artificial heart valves for human implantation.

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

Our most significant customers based on sales in fiscal 2011 include leading device makers such as Samsung America Inc., ST Micro, Taiwan Semiconductor Manufacturing Co. Ltd. and UMC Group, leading OEM companies such as ASML and Tokyo Electron and leading wafer grower companies such as MEMC, Siltronic AG and SUMCO Oregon Corp. We also sell our products to flat panel display OEMs, materials suppliers and end users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

Our non-semiconductor customers include customers in the solar and life science industries and, for our Poco Graphite products, electrical discharge machining customers, glass container manufacturers, aerospace manufacturers and manufacturers of biomedical implantation devices.

In 2011, 2010 and 2009, net sales to our top ten customers accounted for approximately 29%, 28% and 29%, respectively, of our net sales. During those same periods no single customer accounted for more than 10% of our net sales and international net sales represented in excess of 71% of our net sales each year. Over 2,900 customers purchased products from us during 2011.

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

SALES AND MARKETING

We sell our products worldwide, primarily through our direct sales force and strategic distributors located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2011, our sales and marketing force consisted of approximately 422 employees worldwide. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.

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

The market for our products is highly fragmented, and we compete with a number of different companies. Our liquid filtration and other contamination control products compete with product offerings from a wide range of companies including both large companies, such as Pall Corporation, as well as small Asian filter manufacturers. Our contamination control components and systems also face worldwide competition from companies such as Saint-Gobain, Parker, Gemu, Donaldson and Iwaki Co., Ltd. Our gas filtration products compete with companies such as SAES Puregas and Mott Metallurgical Corporation. Our microenvironment product lines face competition largely on a product-by-product basis. We face competition from companies such as Miraial (formerly Kakizaki), Dainichi and Shin-Etsu Polymer and from regional suppliers such as e.PAK Resources Pte. Ltd. These companies compete with us primarily in 200 mm and 300 mm applications. Our data storage and finished electronic components products compete with companies such as ITW/Camtex, Peak International and 3M and from regional suppliers. Our Poco Graphite products compete with products manufactured by companies such as Mersen (France), Tokai Carbon (Japan) and Toyo Tanso (Japan). Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. We believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our aggregate engineering, research and development expenses in 2011, 2010 and 2009 were $48.0 million, $43.9 million and $35.0 million, respectively. As of December 31, 2011, we had approximately 205 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect to products incorporating externally owned technologies when we believe it is in our long-term interests to do so.

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

Additional investments were made in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes, including the development of a manufacturing capability for the production of Single Wafer Carriers, Multi Application Carriers and FOUPS for the next generation 450mm wafers. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our engineering, research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), a consortium of semiconductor equipment suppliers. For example, we have participated with SEMI to develop specifications and with a major customer to develop wafer handling products for 450mm wafers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

MANUFACTURING

Our customers rely on our products to assure the integrity of the critical materials used in their manufacturing processes by providing dimensional precision and stability, purity, cleanliness and consistent performance. Our ability to meet our customers’ expectations, combined with our substantial investments in worldwide manufacturing capacity, position us to respond to the increasing materials integrity management demands of the microelectronics industry and other industries that require similar levels of materials integrity.

To meet our customer needs worldwide, we have established an extensive global manufacturing network with manufacturing and coating facilities in the United States, Japan, Taiwan, France, Malaysia and South Korea. Because we work in an industry where contamination control is paramount, we maintain Class 100 to Class 10,000 cleanrooms for manufacturing and assembly. We believe that our worldwide manufacturing operations and our advanced manufacturing capabilities are important competitive advantages. Our advanced manufacturing capabilities include:

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

•

Blow Molding. Blow molding consists of the use of heat and force from a screw to melt solid polymer pellets in a cylinder and then forcing the resulting melt through a die to create a hollow tube. The molten tube is clamped in a mold and expanded with pressurized gas until it takes the shape of the mold. We utilize advanced three-layer processing to manufacture premium grade 55 gallon drums, leading to cost savings while simultaneously assuring durability, strength and purity.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of January 20, 2012 our patent portfolio included 288 current U.S. patents, 568 current foreign patents, including counterparts to U.S. filings, 41 pending U.S. patent applications, 29 pending filings under the Patent Cooperation Treaty not yet nationalized and 424 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described below, these licenses are not currently related to any of our core product technologies.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions made while employed by us.

The patent position of any manufacturer, including us, is subject to uncertainties and may involve complex legal and factual issues. Litigation has in the past and may in the future be necessary to enforce our patents and other intellectual property rights or to defend ourselves against claims of infringement or invalidity. The steps that we have taken in seeking patents and other intellectual property protections may prove inadequate to deter misappropriation of our technology and information. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

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

EMPLOYEES

As of December 31, 2011, we had approximately 2,600, full-time employees, as well as approximately 165 temporary employees. Approximately 205 of our full-time employees work in engineering, research and development and approximately 422 work in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain European countries.

INFORMATION ABOUT OUR OPERATING SEGMENTS

Our financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD). In 2011, 2010 and 2009 approximately 71% of our net sales were made to customers outside North America. Industry and geographic segment information is discussed in Note 16 to the Entegris, Inc. Consolidated Financial Statements (the “Financial Statements”) included in response to Item 8 below, which Note is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of December 31, 2011, of our Executive Officers. All of the Corporate Officers listed below were elected to serve until the first Directors Meeting following the 2012 Annual Stockholders Meeting. All of the Other Executive Officers Listed below were appointed to their current positions by Corporate Officers.

Name	Age	Office	First Appointed To Office*
CORPORATE OFFICERS

Gideon Argov	55	President & Chief Executive Officer	2004

Gregory B. Graves	51	Executive Vice President, Chief Financial Officer & Treasurer	2002

Bertrand Loy	46	Executive Vice President & Chief Operating Officer	2001

Peter W. Walcott	65	Senior Vice President, Secretary & General Counsel	2001

John J. Murphy	59	Senior Vice President, Human Resources	2005

OTHER EXECUTIVE OFFICERS

Lynn L. Blake	45	Vice President of Finance, Chief Accounting Officer	2007

Todd Edlund	49	Vice President, General Manager, Contamination Control Solutions Division	2007

Gregory C. Morris	54	Vice President, Global Sales	2008

William Shaner	44	Vice President, General Manager, Microenvironments Division	2007

*	With either the Company or a predecessor company

Gideon Argov has been our President and Chief Executive Officer and a director since the effectiveness of our merger with Mykrolis. He served as the Chief Executive Officer and a director of Mykrolis since November 2004. Prior to joining Mykrolis, Mr. Argov was a Special Limited Partner at Parthenon Capital, a Boston-based private equity partnership, since 2001. He served as Chairman, Chief Executive Officer and President of Kollmorgen Corporation, a provider of motion systems and components, from 1991 to 2000. From 1988 to 1991 he served as Chief Executive Officer of High Voltage Engineering Corporation, an owner of a group of industrial and technology-based manufacturing businesses. Prior to 1988, he led consulting engagement teams at Bain and Company. He is a director of Interline Brands, Inc., a public company that markets and distributes maintenance, repair and operations products, and X-Rite Incorporated, a public company in the color science and technology industry.

Gregory B. Graves has served as our Executive Vice President and Chief Financial Officer since July 2008. Prior to that he served as Senior Vice President and Chief Financial Officer since April 2007. Prior to April 2007, he served as Senior Vice President, Strategic Planning & Business Development since the effectiveness of the merger with Mykrolis. Mr. Graves served as the Chief Business Development Officer of Entegris Minnesota since September 2002 and from September 2003 until August 2004 he also served as Senior Vice President of Finance. Prior to joining Entegris Minnesota, Mr. Graves held positions in investment banking and corporate development, including at U.S. Bancorp Piper Jaffray from June 1998 to August 2002 and at Dain Rauscher from October 1996 to May 1998. Mr. Graves was a director of Therma-Wave, Inc., a public company engaged in the production of process control metrology products from 2005 until it was acquired by KLA Tencor Corporation in mid-2007.

Bertrand Loy has served as our Executive Vice President and Chief Operating Officer since July 2008. Prior to that, he served as the Executive Vice President and Chief Administrative Officer from the effectiveness of the merger with Mykrolis until July 2008. He served as the Vice President and Chief Financial Officer of Mykrolis from January 2001 until the Merger. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore Corporation from April 1999 until December 2000. From 1995 until 1999, he served as the Division Controller for Millipore’s Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan. Mr. Loy serves on the board of BTU International, Inc., a publicly held supplier of advanced thermal processing equipment.

Peter W. Walcott has been our Senior Vice President, Secretary and General Counsel since the effectiveness of the merger with Mykrolis. He served as the Vice President, Secretary and General Counsel of Mykrolis since October 2000. Mr. Walcott served as the Assistant General Counsel of Millipore Corporation from 1981 until March 2001.

John J. Murphy joined us as our Senior Vice President, Human Resources in October of 2005. He served as the Senior Vice President Human Resources of HNTB, an engineering and architectural services firm, from February 2004 until October 2005 and as Corporate Vice President, Human Resources of Cadence Design Systems, Inc. from May of 2000 through October 2003. Prior to that Mr. Murphy held senior human resources positions with L.M. Ericsson Telephone Company and with General Electric Company.

Lynn L. Blake has been our Vice President of Finance and Chief Accounting Officer since June of 2007. Prior to that time she served as Corporate Controller at MTS Systems Corporation, a global manufacturing company specializing in advanced engineering systems for mechanical testing applications, from 2002 to 2007. Prior to 2002, Ms. Blake held a variety of finance and accounting management positions at companies including Carlson Companies, Gartner Institute, Cowles Media Corporation, and Honeywell International, Inc.

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

Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly cyclical with periodic significant downturns, which often have resulted in significantly decreased expenditures by semiconductor manufacturers. Even moderate cyclicality can cause our operating results to fluctuate significantly from one period to the next. We experienced significant revenue deterioration and incurred significant operating losses due to a severe downturn in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2008. We are unable to predict the ultimate duration and severity of future downturns for the semiconductor industry.

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

We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have a significant impact on our operating results. Our top ten customers accounted for 29%, 28% and 29%, of our net sales in 2011, 2010 and 2009, respectively. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our net sales and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge or are acquired, we may experience lower overall sales from the merged or surviving companies. Because one of our strategies has been to develop long-term relationships with key customers in the product areas in which we focus, and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

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

The broad adoption of 300 mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made substantial investments in our 300 mm wafer shipping products, but there is no guarantee that our customers will adopt our 300 mm wafer shipping product lines. Sales of our shipping products for these applications has to date been and could continue in the future to be modest, and we might not recover our development costs.

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

From time to time, we make capital investments in anticipation of future business opportunities; if we are unable to obtain the anticipated business, our revenue and profitability may decline.

In the semiconductor market, the first company to introduce an innovative product meeting an identified customer need often will have a significant advantage over offerings of competitive products. For this reason we may make significant capital investments in technology and manufacturing capacity in advance of future business developing and without any commitment from our customers to purchase products manufactured as a result of these investments. For example, we have made significant capital investments to develop the capability to manufacture shippers and FOUPS for 450mm wafers; the size and timing of the development of the market for 450mm wafer shippers and FOUPS remains uncertain, so we cannot assure you that we will be able to successfully sell significant quantities of our 450mm shipper and FOUP products or realize a return on our investment. If we are unable to achieve broad market acceptance for these products or if a competitive product is preferred by our customers, we may not be able to recoup our investment, we may lose market share and our revenue and profitability may decline.

We may acquire other businesses, form joint ventures or divest businesses that could negatively affect our profitability, require us to incur debt and dilute your ownership of our company.

As part of our business strategy, we have, and we expect to continue to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations. We also expect to adjust our portfolio of businesses to meet our ongoing strategic objectives. As a result, we may enter markets in which we have no or limited prior experience and may encounter difficulties in divesting businesses that no longer meet our objectives. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. Alternatively, we may be required to undertake multiple transactions at the same time in order to take advantage of acquisition opportunities that do arise; this could strain our ability to effectively execute and integrate these transactions. We would consider a variety of financing alternatives for each acquisition which could include borrowing funds, reducing our cash balances or issuing additional shares of our common stock to complete an acquisition. This could impair our liquidity and dilute your ownership of our Company. Further, we may not be able to successfully integrate any acquisitions that we do make into our existing business operations, and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets, including goodwill, related to future acquisitions. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

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

We rely on single or limited source suppliers for some plastic polymers, filtration membranes and petroleum coke that are critical to the manufacturing of our products. At times, we have experienced a limited supply of certain polymers as well as the need to substitute polymers, resulting in delays, increased costs and the risks associated with qualifying new polymers with our customers. An industry-wide increase in demand for these polymers could affect the ability of our suppliers to provide sufficient quantities to us. If we are unable to obtain an adequate quantity of such supplies, our manufacturing operations may be interrupted.

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

Our filtration products incorporate a wide variety of filter membranes designed to meet specific customer filtration needs, not all of which are produced internally. In the event that a manufacturer of outsourced membrane discontinues supply or production, we may be required to identify and qualify an alternative filter membrane for that application to incorporate into our products. This could require extensive lead times and increased costs which may cause us to lose sales and cause our profit margins to decline.

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

We make significant cash expenditures to engineer, research, develop and market new products. For example, we incurred $48.0, $43.9 million and $35.0 million of engineering, research and development expense in 2011, 2010 and 2009 , respectively. The development period for a product can be as long as five years. Following development, it may take an additional two to three years for sales of that product to reach a substantial level, if ever. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our profitability could decline and our prospects could be harmed.

We are subject to a variety of environmental laws that could cause us to incur significant expenses.

In addition to other regulatory requirements affecting our business, we are subject to a variety of federal, state, local and non-U.S. regulatory requirements relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. We generate and handle materials that are considered hazardous waste under applicable law. Certain of our manufacturing operations require the discharge of substantial quantities of wastewater into publicly owned waste treatment works which require us to assure that our wastewater complies with volume and content limitations. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or to build or acquire new facilities or may require us to acquire costly equipment, incur other significant expenses, such as remediation of contamination found on any site that we may acquire , or modify our manufacturing processes.

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

In order to enhance the efficiency and cost effectiveness of our manufacturing operations, we have in the past and may in the future move several product lines from one of our plants to another and to consolidate manufacturing operations in certain of our plants. Our product lines involve technically complex manufacturing processes that require considerable expertise to operate. If we are unable to establish stable processes to efficiently and effectively produce high quality products in relocated manufacturing processes in the destination plant, production may be disrupted and we may not be able to deliver these products to meet customer orders in a timely manner, which may cause us to lose credibility with our customers and harm our business. There can be no assurance that these complex manufacturing processes can be stabilized and that the cost savings that we anticipate will be achieved.

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

Protection of our intellectual property rights has resulted and may continue to result in costly litigation.

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, in January of 2011 we settled multiple patent litigations with Pall Corporation. We prosecuted and defended these cases vigorously and incurred substantial costs in pursuing them. It may become necessary for us to initiate other costly patent litigation against this or other competitors in order to protect and/or perfect our intellectual property rights. We cannot predict how any existing or future litigation will be resolved or what their impact will be on us.

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

Sales to customers outside the United States accounted for approximately 71% of our net sales in 2011, 2010 and 2009. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

•	unexpected changes in regulatory requirements that could impose additional costs on our operations or limit our ability to operate our business;

•	greater difficulty in collecting our accounts receivable and longer payment cycles than are typical in domestic operations;

•	changes in labor conditions and difficulties in staffing and managing foreign operations;

•	expense and complexity of complying with U.S. and foreign import and export regulations;

•	liability for foreign taxes assessed at rates higher than those applicable to our domestic operations; and

•	political and economic instability.

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

Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (EAR) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (ITAR) administered by the Department of State’s Directorate of

Defense Trade Controls, require a license. Certain of our products are subject to EAR and certain of our future products being developed with government funding, may be subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and materially and adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

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

From time to time we may undertake internal reorganizations of our foreign subsidiaries in order to rationalize and streamline our foreign operations, focus our management efforts on certain local opportunities and to take advantage of favorable business conditions in certain localities. While we exercise diligence in undertaking these internal reorganizations, there can be no assurance that these reorganizations will not result in adverse tax consequences in certain foreign countries in which we have operations. This could adversely impact our profitability from foreign operations and result in a material reduction in our results of operations.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower net income and shareholders’ equity or may cause us to raise prices, which could result in reduced net sales.

Foreign currency exchange rate fluctuations could have an adverse effect on our net sales, results of operations and shareholders’ equity. Foreign currency fluctuations against the U.S. dollar could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to foreign currency fluctuations, our profitability could decline. In addition, sales made by our foreign subsidiaries are generally denominated in the currency of the country in which these products are sold, and the currency we receive in payment for such sales could be less valuable at the time of receipt versus the time of sale as a result of foreign currency exchange rate fluctuations.

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

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of sovereign debt and declining valuation of certain investments, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, and uncertainty about economic stability. During 2008 and 2009, these conditions had a significant adverse impact on our industry and financial condition and results of operations. There may be further changes in the global economy, which could lead to further challenges in our business and negatively impact our financial results. The current tightness of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in European or global financial markets and adverse economic conditions and the effects they may have on our business and financial condition. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be further materially and adversely affected.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war or natural catastrophes such as the March 2011 earthquake and tsunami in Japan may affect the markets in which we operate and hurt our profitability.

Terrorist attacks may negatively affect our operations and any security we issue. There can be no assurance that there will not be future terrorist attacks against the United States or U.S. businesses. These attacks or other armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include headquarters, research and development and manufacturing facilities in the United States; sales, research and development and manufacturing facilities in Japan, South Korea, Taiwan and Malaysia; and sales and service facilities in Europe and Asia. Attacks may also disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for our facilities. Furthermore, such attacks may make travel and the transportation of our supplies and products more difficult and more expensive and may ultimately affect the sales of our products in the United States and overseas. As a result of terrorism, the United States may enter into additional armed conflicts, which could have a further impact on our domestic and international sales, our supply chain, our production capacity and our ability to deliver products to our customers. The consequences of these armed conflicts and the associated instability are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business and any security we issue.

While the March 2011 earthquake and tsunami in Japan did not materially impair manufacturing operations at our Yonezawa, Japan plant, there can be no assurance that future such catastrophes will not impact our manufacturing operations or those of our supply chain partners by disrupting our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations.

Risks Related to Owning our Securities

The price of our common stock has been volatile in the past and may be volatile in the future.

The price of our common stock has been volatile in the past and may be volatile in the future. For example, in fiscal year 2011, the closing price of our stock on The NASDAQ Global Select Market (“NASDAQ”) ranged from a low of $6.11 to a high of $10.44 and in fiscal year 2010, the closing price of our stock on NASDAQ ranged from a low of $3.64 to a high of $7.70.

The trading price of our common stock is subject to significant volatility in response to various factors, some of which are beyond our control, including the following: the failure to meet the published expectations of securities analysts; changes in financial estimates by securities analysts; press releases or announcements by, or changes in market values of, comparable companies; volatility in the markets for high-technology stocks, general stock market price and volume fluctuations, which are particularly common among securities of high-technology companies; stock market price and volume fluctuations attributable to inconsistent trading volume levels; the cyclicality of the semiconductor industry and current industry downturn; our performance; our ability to repay when due any debt obligations we may incur in the future; our ability to respond to rapid shifts in demand; our ability to compete effectively; loss of key customers or decline in order volumes for new and existing products; our high fixed costs; manufacturing difficulties; risks associated with our significant foreign operations; additions or departures of key personnel; involvement in or adverse results from litigation; and perceived dilution from stock issuances.

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

If our common stock trades below book value and our business outlook worsens, we could be required to record material impairment losses for our long-lived assets, including property, plant and equipment and our identifiable intangibles.

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

Due to the inherent uncertainty involved in making these estimates, which are made in a particular economic environment, actual results could differ from those estimates. In addition, changes in the underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

Due to the uncertain economic environment within the semiconductor industry, we continually monitor circumstances and events to determine whether asset impairment testing is warranted.

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

Our sales and profitability can vary significantly from quarter to quarter and year to year. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could significantly reduce our net income, or lead to a net loss, in that quarter. In addition, we make a substantial portion of our shipments shortly after we receive the order, and therefore we operate with a relatively modest level of backlog. As a consequence of the just-in-time nature of shipments and the modest level of backlog, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause us to fail to meet the expectations of securities analysts or investors, which could cause the market price of our common stock to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future identify material weaknesses in internal control over financial reporting. Each of these past material weaknesses represented a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected.

Any failure to implement and maintain the improvements that we have made to our controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure in our internal controls that leads to a material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Changes effected by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act and related SEC regulations have in the past and are likely to continue to increase our costs.

The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of those Acts, the Securities and Exchange Commission and the NASDAQ have promulgated new rules and listing standards covering a variety of subjects. Compliance with these rules and listing standards has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing, design and equipment cleaning facilities in the United States, Japan, France, Taiwan, South Korea and Malaysia. Information about our principal facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing (1)	175,000	Leased(2)
Chaska, Minnesota	Executive Offices, Research & Manufacturing (1) (3)	192,000	Owned
Colorado Springs, Colorado	Manufacturing (3)	82,000	Owned
Colorado Springs, Colorado	Manufacturing (3)	40,000	Leased
Decatur, Texas	Manufacturing (4)	359,000	Owned
Montpellier, France	Cleaning Services (3)	53,000	Owned
Yonezawa, Japan	Manufacturing (1) (3)	196,000	Owned
Kulim, Malaysia	Manufacturing (1) (3)	195,000	Owned
Wonju City, South Korea	Manufacturing (1)	35,000	Owned

1.	Facility used by our Contamination Control Solutions Division.
2.	This lease expires March 31, 2014, but is subject to two five-year renewal options.
3.	Facility used by our Microenvironments Division.
4.	Facility used by our Specialty Materials Division.

We lease approximately 4,200 square feet of manufacturing space in a facility located at 80 Ashby Road, Bedford, Massachusetts owned by Millipore Corporation pursuant to a Fourth Amended and Restated Membrane Manufacturing and Supply Agreement that expires March 31, 2014. We also lease approximately 13,000 square feet of research anddevelopment and manufacturing office space located in San Diego, California. Approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, Massachusetts was assumed pursuant to the Mykrolis acquisition of Extraction Systems, Inc. in 2005.

We also lease an aggregate of approximately 16,000 square feet of office, research and development and manufacturing space in three buildings located in Burlington, Massachusetts which we acquired in connection with our 2009 acquisition of a specialty coatings business. These leases are for a term expiring December 31, 2012. During 2011 we opened a new manufacturing facility in 20,000 square feet of leased space in Hsinchu, Taiwan for use by our Contamination Control Solutions Division.

We maintain a worldwide network of sales, service, repair and cleaning centers in the United States, Germany, France, Japan, Taiwan, Singapore, China and South Korea. Leases for our facilities expire through June 2016. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

We believe that our facilities are well-maintained and suitable for their respective operations. All of our facilities are generally utilized within a normal range of production volume. In addition to our operating facilities, our former headquarters building in Chaska, Minnesota is unoccupied and held for sale.

Item 3. Legal Proceedings.

While we are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, from time to time the Company may be a party to litigation involving claims against the Company arising in the ordinary course of our business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our financial statements.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders:

Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ Global Select Market under the symbol “ENTG”. The following table sets forth the high and low sales prices of the Company shares for each full quarterly period during fiscal 2011 and 2010. As of February 10, 2012 there were 1,369 shareholders of record. On February 10, 2012, the last sale price reported on the Nasdaq Global Select Market for our common stock was $9.42 per share.

	Fiscal 2011		Fiscal 2010
	Low	High	Low	High
First quarter	$6.98	$9.64	$3.61	$5.45
Second quarter	$7.50	$10.50	$3.69	$6.83
Third quarter	$6.35	$10.58	$3.72	$5.15
Fourth quarter	$6.00	$9.20	$4.53	$7.73

Dividend Policy:

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

Issuer Sales of Unregistered Securities During the Past Three Years: None

Comparative Stock Performance

The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2006 through December 31, 2011 with cumulative total return of (1) The NASDAQ Composite Index (NASDAQ), and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading December 31, 2006 in Entegris, Inc. common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Entegris, Inc.	$100.00	$79.76	$20.24	$48.78	$69.02	$80.66
NASDAQ Composite	$100.00	$113.87	$68.36	$99.37	$117.42	$116.49
Phila. Semi. Index	$100.00	$87.99	$46.47	$80.16	$113.64	$101.87

Issuer Purchases of Equity Securities:

None

Item 6. Selected Financial Data.

The table that follows presents selected financial data for each of the last five fiscal years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011, 2010 and 2009 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

(In thousands, except per share amounts)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Operating Results
Net sales	$749,259	$688,416	$398,644	$554,699	$626,238
Gross profit	325,930	310,643	137,812	211,515	266,237
Selling, general and administrative expenses	140,847	147,051	117,001	147,531	163,918
Engineering, research and development expenses	47,980	43,934	35,039	40,086	39,727
Amortization of intangible assets	10,225	13,231	19,237	19,585	18,874
Impairment of goodwill	—	—	—	473,799	—
Restructuring charges	—	—	15,463	10,423	—
Operating profit (loss)	126,878	106,427	(48,928)	(479,909)	43,718
Income (loss) before income taxes and equity in affiliate net income (loss)	127,964	101,481	(59,888)	(496,413)	56,619
Income tax expense (benefit)	4,217	15,006	(2,996)	19,201	10,356
Income (loss) from continuing operations	124,246	85,122	(57,759)	(515,897)	46,356
Net income (loss) attributable to Entegris, Inc.	123,846	84,356	(57,721)	(517,002)	44,359

Earnings Per Share Data
Diluted earnings (loss) per share—continuing operations	$0.91	$0.63	$(0.49)	$(4.58)	$0.37
Weighted average shares outstanding—diluted	136,223	133,174	117,321	112,653	126,258

Operating Ratios—% of net sales
Gross profit	43.5%	45.1%	34.6%	38.1%	42.5%
Selling, general and administrative expenses	18.8	21.4	29.3	26.6	26.2
Engineering, research and development expenses	6.4	6.4	8.8	7.2	6.3
Amortization of intangible assets	1.4	1.9	4.8	3.5	3.0
Impairment of goodwill	—	—	—	85.4	—
Restructuring charges	—	—	3.9	1.9	—
Operating profit (loss)	16.9	15.5	(12.3)	(86.5)	7.0
Income (loss) before income taxes and equity in affiliate net income (loss)	17.1	14.7	(15.0)	(89.5)	9.0
Effective tax rate	3.3	14.8	5.0	(3.9)	18.3
Net income (loss) attributable to Entegris, Inc.	16.5	12.3	(14.5)	(93.2)	7.1

(In thousands, except per share amounts)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash Flow Statement Data
Depreciation and amortization	$37,064	$41,198	$50,127	$46,343	$43,776
Capital expenditures	30,267	16,794	13,162	26,987	26,919
Net cash provided by operating activities	157,286	140,898	4,193	66,260	132,017
Net cash (used in) provided by investing activities	(28,431)	(11,985)	(9,843)	(199,921)	50,800
Net cash provided by (used in) financing activities	10,864	(65,709)	(40,690)	82,681	(183,061)

Balance Sheet and Other Data
Current assets	$502,999	$387,091	$267,458	$313,128	$382,621
Current liabilities	92,594	107,634	73,910	79,356	125,749
Working capital	410,405	279,457	193,548	233,772	256,872
Current ratio	5.43	3.60	3.62	3.95	3.04
Long-term debt	—	—	52,492	150,516	20,373
Shareholders’ equity	608,238	459,619	346,192	336,170	852,309
Total assets	724,663	601,385	504,672	597,824	1,035,241
Return on average shareholders’ equity—%	23.2%	20.9%	(16.9)%	(87.0)%	4.7%
Shares outstanding at end of period	135,821	132,901	130,043	113,102	115,356

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read along with the consolidated financial statements and the accompanying notes to the consolidated financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statements” sections of this Item 7 below. The Company’s actual results may differ materially from those contained in any forward-looking statements. You should review the section entitled “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” will,” “would,” “could,” “should” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limitation, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the headings “Risks Relating to our Business and Industry,” “Manufacturing Risks,” “International Risks” and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission. Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

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

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris, Inc., include:

•

Level of sales Since a significant portion of the Company’s product costs (except for raw materials, purchased components and direct labor) are largely fixed in the short-to-medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affect certain costs such as incentive compensation and commissions, which are highly variable in nature. The Company’s sales are subject to the effects of industry cyclicality, technological change, substantial competition, pricing pressures and foreign currency fluctuation.

•

Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the costs of manufacturing and raw materials. This is affected by a number of factors, which include the Company’s sales mix, purchase prices of raw material (especially polymers, stainless steel and purchased components), competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others.

•

Fixed cost structure. The Company’s operations include a number of large fixed or semi-fixed cost components, which include salaries, indirect labor and benefits, facility costs, lease expense, and depreciation and amortization. It is not possible to vary these costs easily in the short-term as volumes fluctuate. Accordingly, increases or decreases in sales volume can have a large effect on the usage and productivity of these cost components, resulting in a large impact on the Company’s profitability.

Overall Summary of Financial Results for the Year Ended December 31, 2011

The Company’s financial results for the year ended December 31, 2011 reflected the continued recovery of global economic conditions and, more specifically, the improvement in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2009. From a low point of $59.0 million in the first quarter of 2009, quarterly sales of the Company’s products and services rose steadily on a sequential basis, reaching $209.2 million in the second quarter of 2011, before declining over the latter half of 2011 due to a slowdown in semiconductor industry capital spending and sluggish production rates. Total net sales for the year ended December 31, 2011 were $749.3 million, up $60.8 million, or 9%, from sales of $688.4 million for the year ended December 31, 2010.

Sales growth in 2011 reflected generally positive trends in the Company’s core semiconductor markets, for both the Company’s unit-driven and capital-driven products lines. Two of the Company’s three operating segments experienced net sales increases, while the other operating segment’s net sales were flat.

The sales increase in 2011 included favorable foreign currency translation effects of $34.6 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar, Euro and Taiwanese dollar. Excluding these factors, net sales rose approximately 4% in 2011 when compared to 2010.

The year-over-year sales increase, along with a slight improvement in sales mix, accounted for higher gross profits in 2011. These factors were offset by reduced levels of factory utilization, underlying a gross margin rate for 2011 of 43.5% compared to 45.1% a year ago.

Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, fell nominally for the year ended December 31, 2011 when compared to the year-ago period.

As a result of the factors noted above, net income attributable to the Company for 2011 was $123.8 million, or $0.91 per diluted share, compared to net income attributable to the Company of $84.4 million, or $0.63 per diluted share, in 2010.

During 2011, the Company’s operating activities provided cash flow of $157.3 million. Cash and cash equivalents were $273.6 million at December 31, 2011 compared with $134.0 million at December 31, 2010. The Company had no outstanding short-term bank borrowings or long-term debt at December 31, 2011.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, sales return obligations, inventories, long-lived assets, income taxes and shared-based compensation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. If management made different judgments or utilized different estimates, this could result in material differences in the amount and timing of the Company’s results of operations for any period. In addition, actual results could be different from the Company’s current estimates, possibly resulting in increased future charges to earnings.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. In addition, for all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances. The Company’s allowance for doubtful accounts was $1.0 million and $1.1 million at December 31, 2011 and 2010, respectively.

An allowance for sales returns and allowances is established based on historical and current trends in both sales and product returns. At December 31, 2011 and 2010, the Company’s reserve for sales returns and allowances was $0.7 million and $1.0 million, respectively.

Inventory Valuation The Company uses certain estimates and judgments to properly value its inventory. In general, the Company’s inventories are recorded at the lower of cost or market. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and historical and projected sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $5.7 million and $6.4 million at December 31, 2011 and 2010, respectively.

The Company’s inventories include materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current conditions or the Company’s projected outlook for sales, additional inventory write-downs or allowances may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets As of December 31, 2011, the Company had $130.6 million of net property, plant and equipment and $56.5 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

The Company’s long-lived assets are grouped with other assets and liabilities at the lowest level (asset groups) for which the identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company has four significant asset groups, identified by assessing the Company’s identifiable cash flows and the interdependence of such cash flows: Contamination Control Solutions (CCS), Microenvironments (ME), Poco Graphite (POCO) and Entegris Specialty Coatings (ESC).

As described above, the evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the identification of the asset group at the lowest level of independent cash flows, the primary asset of the group and long-range forecasts of revenue and costs, reflecting management’s assessment of general economic and industry conditions, operating income, depreciation and amortization and working capital requirements.

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

Income Taxes In the preparation of the Company’s consolidated financial statements, management is required to make significant estimates, assumptions and judgments in its determination of income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.

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

The Company had U.S. gross deferred tax assets of $26.2 million and $44.4 million at December 31, 2011 and 2010, respectively, which comprises temporary differences and various credit carryforwards. At each date, management reviewed its U.S. deferred tax assets and concluded when it is not more likely than not that the Company would realize certain deferred tax assets. At December 31, 2011, the Company determined based upon the positive evidence of cumulative three-year income and the projected utilization of the Company’s foreign tax credits within the carry forward period, it was more likely than not that the majority of the U.S. net deferred tax assets would be realized. As a result, the Company released the valuation allowance on all but $4.3 million of its U.S. deferred tax assets. At December 31, 2010, the negative evidence of a cumulative three-year U.S. operating loss and a finite carryforward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence. Accordingly, the Company maintained valuation allowances of $4.3 million and $43.5 million as of December 31, 2011 and 2010, respectively, with respect to U.S. deferred tax assets.

The Company had gross non-U.S. deferred tax asset positions before valuation allowance of $11.9 million and $15.4 million as of December 31, 2011 and 2010, respectively. At those dates, management determined that based upon the available evidence, a valuation allowance was required against certain non-U.S. deferred tax assets. Accordingly, the Company maintained valuation allowances of $0.3 million and $0.5 million as of December 31, 2011 and 2010, respectively, with respect to certain non-U.S. deferred tax assets. For other non-U.S. jurisdictions, principally Japan, management believes that it is more likely than not that the net deferred tax assets will be realized as management expects sufficient future earnings in those jurisdictions.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Share-Based Compensation U.S generally accepted accounting principles require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company estimates the value of stock option and restricted stock awards on the date of grant.

The fair value of restricted stock and restricted stock unit awards is valued based on the Company’s stock price on the date of grant. The fair value of stock option awards is estimated on the date of grant using an option-pricing model affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors and forfeitures. Because share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience and current expectations.

If the above factors change, and the Company uses different assumptions in future periods, the share-based compensation expense recorded may differ significantly from what was recorded in the current period.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the years ended December 31, 2011 and 2010. The Company’s historical financial data was derived from its consolidated financial statements and related notes included elsewhere in this annual report.

	2011		2010
(Dollars in thousands)		% of net sales		% of net sales
Net sales	$749,259	100.0%	$688,416	100.0%
Cost of sales	423,329	56.5	377,773	54.9

Gross profit	325,930	43.5	310,643	45.1
Selling, general and administrative expenses	140,847	18.8	147,051	21.4
Engineering, research and development expenses	47,980	6.4	43,934	6.4
Amortization of intangible assets	10,225	1.4	13,231	1.9

Operating income	126,878	16.9	106,427	15.5
Interest expense, net	659	0.1	3,516	0.5
Other (income) expense, net	(1,745)	(0.2)	1,430	0.2

Income before income taxes and equity in net loss of affiliates	127,964	17.1	101,481	14.7
Income tax expense	4,217	0.6	15,006	2.2
Equity in net (income) loss of affiliates	(499)	(0.1)	1,353	0.2

Net income	$124,246	16.6	$85,122	12.4

Net sales For the year ended December 31, 2011, net sales were $749.3 million, up $60.9 million, or 9%, from sales for the year ended December 31, 2010. Sales growth in 2011 reflected generally positive trends in the Company’s core semiconductor markets, although the Company experienced lower net sales in the latter half of 2011 due to a slowdown in industry capital spending and sluggish production rates.

The Company’s three operating segments experienced mixed sales results. See the “Segment analysis” included below in this section for additional detail.

The sales increase in 2011 included favorable foreign currency translation effects of $34.6 million related to the year-over-year strengthening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Korean won, Singaporean dollar, Euro and Taiwanese dollar. Excluding these factors, net sales rose approximately 4% in 2011 when compared to 2010.

On a geographic basis, total sales to North America were 29%, Asia Pacific 38%, Europe 14% and Japan 19% in 2011. Total sales to North America were 29%, Asia Pacific 39%, Europe 14% and Japan 18% in 2010. When comparing 2011 to 2010, all regions experienced year-over-year sales increases. Net sales to customers in North America, Asia, Europe, and Japan increased 10%, 5%, 12%, and 12%, respectively, from 2010 to 2011. A portion of the Asia, Europe, and Japan increases related to favorable foreign currency translation effects. Net of favorable currency translation effects, sales increased 0%, 7%, and 2% for Asia, Europe, and Japan, respectively.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Both unit-driven and capital-driven sales in 2011 increased as compared with 2010. Sales of unit-driven products represented 63% of sales and sales of capital-driven products represented 37% of total sales in 2011. This compares to a unit-driven to capital-driven ratio of 63:37 for 2010.

Sales of unit-driven products increased 9% in 2011. Unit-driven products generally have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters used in the photolithography, CMP and wet etch and clean processes, specialized graphite components, and wafer shippers used to ship raw wafers, particularly at wafer sizes of 200mm and below.

Year-over-year sales of capital-driven products increased 8% in 2011. Capital-driven products include wafer process carriers, gas microcontamination control systems used in the deployment of advanced photolithography processes, fluid handling systems, including dispense pumps used in the photolithography process, and integrated liquid flow controllers used in various processes around the fab.

The Company believes the sales increases noted above are primarily volume driven. Based on the information available, the Company believes it improved or maintained market share for its products and that the effect of selling price erosion was nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the increase in sales has not been driven by any one particular customer or group of customers, but rather by the semiconductor and other high-technology sectors as a whole.

Gross profit Gross profit for 2011 increased by $15.3 million, to $325.9 million, an increase of 5% from $310.6 million for 2010. The gross margin rate for 2011 was 43.5% versus 45.1% for 2010.

The year-over-year sales increase, along with a slight improvement in sales mix, accounted for the Company’s higher gross profit in 2011. These factors were offset by reduced levels of factory utilization, underlying the lower comparative gross margin rate in 2011 when compared to 2010.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses for 2011 decreased $6.2 million, or 4%, to $140.8 million from $147.1 million in 2010. SG&A expenses, as a percent of net sales, decreased to 18.8% from 21.4% a year earlier, reflecting the increase in net sales and decrease in SG&A expenditure levels.

The decrease in SG&A expenses was due to lower employee costs of $3.1 million, mainly reflecting decreases in incentive compensation in 2011, as well as decreases in professional fees of $2.1 million and lower sales commission expense of $1.5 million. In addition, the decrease in SG&A costs is partially offset by unfavorable foreign currency translation effects of $5.3 million.

Included in the twelve-month period ended December 31, 2011 is a $0.7 million gain associated with the pension curtailment of the Company’s Japan defined benefit pension plan. Refer to Note 13 to the Company’s consolidated financial statements for further discussion.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies increased by $4.0 million, or 9%, to $48.0 million in 2011 compared to $43.9 million in 2010. ER&D expenses as a percent of net sales were 6.4% compared to 6.4% a year ago, with the increase in ER&D expenditure levels offset by the effect of increased net sales.

The increase in ER&D expense mainly reflects higher employee costs and increases in overall ER&D expense levels related to the support of current product lines and the development of new products and manufacturing technologies. In addition, the increase in ER&D costs reflects unfavorable foreign currency translation effects of $0.8 million.

Moving into 2012, the Company is committed to the ER&D spending and capital investment needed to sustain its initiative in 450 mm wafer handling as that technology is adopted over the next several years. In addition, the Company also intends to invest in its core membrane and coatings technologies to continue to create differentiated and high-value, unit-driven products for the most advanced and demanding semiconductor applications.

Amortization of intangible assets Amortization of intangible assets was $10.2 million in 2011 compared to $13.2 million for 2010. The decline reflects the absence of amortization expense for certain acquired developed technology and trade name assets that became fully amortized in either 2010 or 2011.

Interest expense Interest expense was $0.9 million in 2011 compared to net interest expense of $3.6 million in 2010. The variance was mainly due to absence of outstanding debt in 2011. Interest expense in 2011 included a charge of $0.3 million for the accelerated write-off of previously capitalized debt issuance costs associated with the replacement of the Company’s existing revolving credit facility with a new agreement. Interest expense for 2010 also included a charge for the accelerated write-off of previously capitalized debt issuance costs in the amount of $0.9 million

Interest income Interest income was $0.2 million in 2011 compared to interest income of $0.1 million in 2010. The increase is due to a considerably higher average invested cash balance in 2011.

Other (income) expense, net Other income was $1.7 million in 2011 compared to other expense of $1.4 million in 2010. In 2011, other income primarily relates to a $1.5 million gain recorded in connection with the sale of an equity investment.

In 2010, other expense reflects foreign currency transaction losses of $2.3 million, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity, offset in part by gains of $0.9 million on the sale of the Company’s interest in two equity investments.

Income tax expense The Company recorded income tax expense of $4.2 million in 2011 compared to an income tax expense of $15.0 million in 2010. The Company’s year-to-date effective tax rate was 3.3% in 2011, compared to 14.8% in 2010.

In 2011, the Company’s effective tax rate was lower than the U.S. statutory rate of 35% due mainly to the $41.0 million benefit to tax expense from the reduction of the Company’s deferred tax asset valuation allowance. Management concluded it is more likely than not that the Company will realize the U.S. net deferred tax assets and thereby released the valuation allowance on most of its U.S. deferred tax assets. The $41.0 million of benefit to tax expense comprises $19.8 million from the U.S. utilization of deferred tax assets during the year, $0.2 million from the utilization of foreign deferred tax assets, and $21.0 million is attributed to the release of the valuation allowance at December 31, 2011.

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

Equity in net (income) loss of affiliates The Company recorded equity in the net income of affiliates of $0.5 million in 2011 compared to equity in the net loss of affiliates of $1.4 million in 2010. Results in 2010 included an impairment loss of $2.2 million as the Company determined that one of its investments accounted under the equity method was partially impaired.

Net income attributable to Entegris, Inc. Net income attributable to the Company was $123.8 million, or $0.91 per diluted share, in 2011 compared to net income attributable to the Company of $84.4 million, or $0.63 per diluted share, in 2010. The improvement mainly reflects the Company’s higher net sales and related gross profit increase, slightly reduced operating expenses and lower income tax expense, each described in greater detail above.

Non-GAAP Measures Information The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See “Non-GAAP Information” included below in this section for additional detail, including the reconciliation of GAAP measures to the Company’s non-GAAP measures.

The Company’s non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income together with related measures thereof, and non-GAAP Earnings Per Share (EPS). Adjusted EBITDA increased 11% to $163.2 million in 2011, compared to $147.6 million in 2010. Adjusted EBITDA, as a percent of net sales, increased to 21.8% from 21.4% a year earlier. Adjusted Operating Income increased 14% to $136.4 million in 2011, compared to $119.7 million in 2010. Adjusted Operating Income, as a percent of net sales, increased to 18.2% from 17.4% a year earlier. Non-GAAP Earnings Per Share increased 11% to $0.79 in 2011, compared to $0.71 in 2010.

Segment Analysis

The following table and discussion concern the results of operations of the Company’s three business segments for the years ended December 31, 2011 and 2010. See Note 16 “Segment Reporting” to the consolidated financial statements for additional information on the Company’s three segments.

(In thousands)	2011	2010
Contamination Control Solutions:
Net sales	$483,958	$435,858
Segment profit	140,313	122,891
Microenvironments:
Net sales	$182,150	$182,485
Segment profit	29,959	38,930
Specialty Materials:
Net sales	$83,151	$70,073
Segment profit	18,255	11,080

Contamination Control Solutions (CCS)

For the year ended December 31, 2011, CCS net sales increased 11%, to $484.0 million, from $435.9 million in the comparable period last year. CCS reported a segment profit of $140.3 million for the year ended December 31, 2011 compared to $122.9 million in the comparable period last year, an increase of 14%.

CCS sales improved, particularly in the first half of the year, for all product groups, most notably for fluid handling components and systems, and liquid filtration products.

The increase in sales volume and the resulting improvement in gross profit primarily account for the year-over-year change in the segment’s profitability. CCS operating expenses decreased 2%, mainly due to lower selling and engineering, research and development costs.

Microenvironments (ME)

For the year ended December 31, 2011, ME net sales remained relatively flat to $182.2 million, from $182.5 million in the comparable period last year. ME reported a segment profit of $30.0 million for the year ended December 31, 2011 compared to $38.9 million in the comparable period last year, a decrease of 23%.

The change in net sales reflected lower sales of data storage and 200mm wafer products, offset partly by higher sales of 300mm process and shipper products.

A decline in gross profit, reflecting an unfavorable sales mix and higher manufacturing expenses, and engineering, development and research costs on new products, accounted for the year-over-year decline in the segment’s segment profit. ME operating expenses in 2011 were flat when compared to the year-ago amounts.

Specialty Materials (SMD)

For the year ended December 31, 2011, SMD net sales increased 19%, to $83.2 million, up from $70.1 million in the year ended December 31, 2010. SMD reported a segment profit of $18.3 million in 2011 compared to $11.1 million in 2010, an increase of 65%.

The sales increase and related improvement in profitability reflected higher demand for both SMD’s specialty coated and graphite-based products used in semiconductor manufacturing and in other industrial markets. The increase in gross profit reflected the sharp increase in sales as well as improved factory utilization. In addition, SMD’s operating expenses decreased 5% in 2011 compared to 2010, mainly reflecting lower selling and engineering, research and development costs.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $51.4 million for the year ended December 31, 2011 compared to $53.2 million for the year ended December 31, 2010.

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

	2010		2009
(Dollars in thousands)		% of net sales		% of net sales
Net sales	$688,416	100.0%	$398,644	100.0%
Cost of sales	377,773	54.9	260,832	65.4

Gross profit	310,643	45.1	137,812	34.6
Selling, general and administrative expenses	147,051	21.4	117,001	29.3
Engineering, research and development expenses	43,934	6.4	35,039	8.8
Amortization of intangible assets	13,231	1.9	19,237	4.8
Restructuring charges	—	—	15,463	3.9

Operating income (loss)	106,427	15.5	(48,928)	(12.3)
Interest expense, net	3,516	0.5	9,215	2.3
Other expense, net	1,430	0.2	1,745	0.4

Income (loss) before income taxes and equity in net loss of affiliates	101,481	14.7	(59,888)	(15.0)
Income tax expense (benefit)	15,006	2.2	(2,996)	(0.8)
Equity in net loss of affiliates	1,353	0.2	867	0.2

Net income (loss)	$85,122	12.4	$(57,759)	(14.5)

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

On a geographic basis, total sales to North America were 29%, Asia Pacific 39%, Europe 14% and Japan 18% in 2010. Total sales to North America were 29%, Asia Pacific 36%, Europe 16% and Japan 19% in 2009. All regions experienced significant year-over-year sales increases when comparing 2010 to 2009. Net sales to customers in North America, Asia, Europe, and Japan increased 68%, 89%, 54%, and 69%, respectively. A portion of the Asia and Japan increases related to favorable foreign currency translation effects. Net of favorable currency translation effects, sales increased 79% and 58% for Asia and Japan, respectively. Sales in Europe rose approximately 60% compared to a year ago, excluding the unfavorable foreign currency translation effect.

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

The Company believes the sales increases noted above were primarily volume driven. Based on the information available, the Company believes it improved or maintained market share for its products and that the effect of selling price erosion was nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the increase in sales has not been driven by any one particular customer or group of customers, but rather by the recovery in the semiconductor and other high-technology sectors as a whole.

Gross profit Gross profit for 2010 increased by $172.8 million, to $310.6 million, an increase of 125% from $137.8 million for 2009. The gross margin rate for 2010 was 45.1% versus 34.6% for 2009.

The Company’s considerably higher gross profit and improved gross margin compared to a year earlier mainly reflected the significant year-over-year sales increase and the associated increased levels of factory utilization. Sales increases, along with a slight improvement in sales mix, accounted for approximately 84% of the gross profit improvement in 2010.

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

The increase in SG&A expenses was due to higher employee costs ($23.0 million), mainly reflecting the reversal of salary reductions and the absence of unpaid employee furloughs put in place in 2009, as well as higher sales commission expense and incentive compensation in 2010. In addition, the increase in SG&A costs reflects unfavorable foreign currency translation effects of $3.8 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses increased by $8.9 million, or 25%, to $43.9 million in 2010 compared to $35.0 million in 2009. ER&D expenses as a percent of net sales were 6.4% compared to 8.8% a year ago, reflecting the significant increase in net sales, offset partly by the increase in ER&D expenditure levels.

The increase in ER&D expense mainly reflects higher employee costs ($6.2 million), reflecting the reversal of salary reductions and the accrual of incentive compensation in 2010, as well as increases in overall ER&D expense levels related to the support of current product lines and the development of new products and manufacturing technologies.

Amortization of intangible assets Amortization of intangible assets was $13.2 million in 2010 compared to $19.2 million for 2009. The decline reflected the absence of amortization expense for certain acquired developed technology and tradename assets that became fully amortized in either 2009 or 2010.

Restructuring charges The Company incurred no restructuring charges in 2010. Restructuring charges of $15.5 million were recorded in 2009 associated with employee termination and other costs related to the business restructuring actions taken in response to the downturn in the semiconductor industry as well as the global business restructuring of the Company’s sales and marketing function, manufacturing operations, and realignment of the global supply chain and other ancillary operational functions initiated late in 2008. See Note 10 to the Company’s consolidated financial statements for additional detail.

Interest expense, net Net interest expense was $3.5 million in 2010 compared to net interest expense of $9.2 million in 2009. The decrease was due mainly to a significant decrease in the Company’s average outstanding debt compared to a year ago. Interest expense for 2010 included a charge of $0.9 million for the accelerated write-off of previously capitalized debt issuance costs associated with a reduction in the Company’s revolving credit commitment. See Note 8 to the Company’s consolidated financial statements for additional detail.

Other expense, net Other expense was $1.4 million in 2010 compared to $1.7 million in 2009. In 2010, other expense included foreign currency transaction losses of $2.3 million, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity, offset partly by gains of $0.9 million on the sale of the Company’s interest in two equity investments.

In 2009, other expense included foreign currency transaction losses of $1.3 million, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity, and an impairment loss on an equity investment of $1.0 million in the fourth quarter of 2009.

Income tax expense (benefit) The Company recorded income tax expense of $15.0 million in 2010 compared to an income tax benefit of $3.0 million in 2009. The Company’s year-to-date effective tax rate was 14.8% in 2010, compared to (5.0)% in 2009.

In 2010, the Company’s effective tax rate was lower than U.S. statutory rates mainly due to the $13.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company will realize certain deferred tax assets related to current taxes payable and thus released the allowance for a portion of its U.S. deferred tax assets. The effective tax rate also benefitted from the Company’s tax holiday in Malaysia whereby, as a result of employment commitments, research and development expenditures and capital investments made by the Company, income from certain manufacturing activities in Malaysia is exempt from income taxes. The effective tax rate is also affected by lower tax rates in certain of the Company’s taxable jurisdictions.

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

Equity in loss of affiliates The Company recorded equity in the net loss of affiliates of $1.4 million in 2010 compared to equity in the net loss of affiliates of $0.9 million in 2009. Results in 2010 included an impairment loss of $2.2 million as the Company determined that one of its investments accounted under the equity method was partially impaired.

Net income (loss) attributable to Entegris, Inc. Net income attributable to the Company was $84.4 million, or $0.63 per diluted share, in 2010 compared to a net loss attributable to the Company of $57.7 million, or $0.49 per diluted share, in 2009. The improvement mainly reflected the Company’s significantly higher net sales and corresponding increase in gross profit, partly offset by higher SG&A and ER&D expenses, as described in greater detail above.

Segment Analysis

The following table and discussion concern the results of operations of the Company’s three business segments for the years ended December 31, 2010 and 2009. See Note 16 “Segment Reporting” to the consolidated financial statements for additional information on the Company’s three segments.

(In thousands)	2010	2009
Contamination Control Solutions:
Net sales	$435,858	$241,163
Segment profit	122,891	29,118
Microenvironments:
Net sales	$182,485	$111,465
Segment profit	38,930	2,153
Specialty Materials:
Net sales	$70,073	$46,016
Segment profit	11,080	4,257

Contamination Control Solutions (CCS)

For the year ended December 31, 2010, CCS net sales increased 81%, to $435.9 million, from $241.2 million in 2009. CCS reported a segment profit of $122.9 million for the year ended December 31, 2010 compared to $29.1 million a year earlier, an increase of 322%.

CCS recorded strong growth for all product lines in 2010, particularly for sales of gas filtration and components and systems products, reflecting the continuation of the recovery in the semiconductor industry that began during the second quarter of 2009. The sales increase for 2010 included incremental sales of $6.1 million from the Company’s Pureline subsidiary acquired in July 2009.

The sharp increase in sales volume and the resulting improvement in gross profit primarily account for the year-over-year change in the segment’s profitability. Slightly offsetting the absolute dollar increase in gross profit, CCS operating expenses increased 31%, due mainly to higher selling and engineering, research and development costs.

Microenvironments (ME)

For the year ended December 31, 2010, ME net sales increased 64%, to $182.5 million, from $111.5 million in 2009. ME reported a segment profit of $38.9 million for the year ended December 31, 2010 compared to $2.2 million a year earlier.

The increase in net sales reflected the improving economic and semiconductor industry conditions noted above, with higher demand for all ME product lines, particularly wafer process and wafer shipper products.

The resulting improvement in gross profit associated with the increase in sales volume primarily accounted for the year-to-year change in the segment’s profit. Slightly offsetting the increase in gross profit, ME operating expenses increased 31%, due mainly to higher selling and engineering, research and development costs.

Specialty Materials (SMD)

For the year ended December 31, 2010, SMD net sales increased 52%, to $70.1 million, up from $46.0 million in 2009. SMD reported a segment profit of $11.1 million in 2010 compared to $4.3 million a year earlier, an increase of 160%.

The sales increase and related improvement in profitability reflected higher demand for both SMD’s specialty coated and graphite-based products used in semiconductor manufacturing and in other industrial markets. The increase in gross profit was due to the sharp increase in sales as well as a reduction in period expense recorded in cost of sales in connection with below-capacity manufacturing production levels at the segment’s POCO subsidiary. SMD’s operating expenses rose 15% in 2010 compared to 2009, due mainly to higher selling and engineering, research and development costs.

Quarterly Results of Operations

The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended December 31, 2011. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments that management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

	2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$160,511	$167,575	$178,230	$182,100	$203,125	$209,198	$173,014	$163,922
Gross profit	73,151	77,127	79,856	80,509	88,345	95,143	74,828	67,614
Selling, general and administrative expenses	35,782	36,592	36,478	38,199	35,790	39,126	33,533	32,398
Engineering, research and development expenses	10,820	10,736	11,381	10,997	12,532	12,462	11,957	11,029
Amortization of intangible assets	4,272	3,364	2,823	2,772	2,689	2,569	2,505	2,462
Operating profit	22,277	26,435	29,174	28,541	37,334	40,986	26,833	21,725
Net income attributable to Entegris, Inc.	16,550	18,385	22,418	27,003	29,175	32,522	21,988	40,161

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	45.6	46.0	44.8	44.2	43.5	45.5	43.2	41.2
Selling, general and administrative expenses	22.3	21.8	20.5	21.0	17.6	18.7	19.4	19.8
Engineering, research and development expenses	6.7	6.4	6.4	6.0	6.2	6.0	6.9	6.7
Amortization of intangibles	2.7	2.0	1.6	1.5	1.3	1.2	1.4	1.5
Operating profit	13.9	15.8	16.4	15.7	18.4	19.6	15.5	13.3
Net income attributable to Entegris, Inc.	10.3	11.0	12.6	14.8	14.4	15.5	12.7	24.5

The Company’s quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a variety of factors, a number of which are beyond the Company’s control.

The Company’s financial results for the two-year period ended December 31, 2011 reflected the recovery of global economic conditions and, more specifically, the improvement in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2009.

From a low point of $59.0 million in the first quarter of 2009, quarterly sales of the Company’s products and services rose steadily on a sequential basis, reaching $209.2 million in second quarter of 2011, before declining over the latter half of 2011 due to a slowdown in semiconductor industry capital spending and sluggish production rates.

The variability in sales was the single most important factor underlying the changes in the Company’s gross profit and operating income over the past eight quarters.

Liquidity and Capital Resources

The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000 and 2009, the Company raised capital via public offerings of its common stock.

Operating activities

Net cash flow provided by operating activities totaled $157.3 million for the year ended December 31, 2011. Cash generated by the Company’s operations included net income of $124.2 million, as well as the impact of various non-cash charges, primarily depreciation and amortization of $37.1 million and share-based compensation expense of $7.5 million. The net impact of changes in operating assets and liabilities, mainly reflecting decreases in accounts receivable, inventory, and accounts payable and accrued expenses, nominally added to the cash otherwise generated by the Company’s operations.

Working capital stood at $410.4 million at December 31, 2011, including $273.6 million in cash and cash equivalents, up from $279.5 million as of December 31, 2010, including $134.0 million in cash and cash equivalents.

Accounts receivable, net of foreign currency translation adjustments, decreased by $19.3 million during 2011. This decrease reflects the year-over-year decline in bookings and sales of the Company’s products. The Company’s days sales outstanding was 60 days compared to 63 days at the beginning of the year.

Inventories at the end of 2011 decreased by $3.6 million from a year earlier, after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory.

Accounts payable and accrued expenses, net of foreign currency translation adjustments, were $15.1 million lower than a year ago due mainly to a lower year-end incentive accrual (by $10.3 million), which will be paid during the first quarter of 2012.

The Company made income tax payments, net of refunds, of $22.0 million in 2011.

Investing activities Cash flow used in investing activities totaled $28.4 million in 2011. Acquisition of property and equipment totaled $30.3 million, primarily for additions related to manufacturing equipment, information systems, and tooling. The Company received cash of $1.8 million in connection with its sale of an equity investment.

During 2012, the Company intends to make significant investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $60 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash provided by financing activities totaled $10.9 million during 2011. The Company received proceeds of $11.7 million in connection with common shares issued under the Company’s stock plans. The Company paid $1.5 million in connection with its purchase of the noncontrolling interest in one of the Company’s subsidiaries.

On June 9, 2011, the Company entered into a Credit Agreement (the Agreement) with Wells Fargo Bank, National Association (Wells), as administrative agent, and Citibank, N.A. The Agreement replaces the Company’s amended and restated Credit Agreement (the Prior Facility) with Wells, as agent, and certain other banks party thereto, dated March 2, 2009. The Prior Facility provided for a $60 million revolving credit facility maturing November 1, 2011. The Company did not have outstanding borrowings under the Prior Facility at the time of termination. The Agreement provides for a $30 million revolving credit facility maturing June 9, 2014. There were no outstanding borrowings under the Agreement at December 31, 2011.

The financial covenants in the Agreement replace those in the Prior Facility. The Agreement requires that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. At all times the Company and its subsidiaries must maintain minimum cash, cash equivalents and certain other approved investments of at least $25 million, with $10 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash, cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. Through December 31, 2011, the Company was in compliance with all applicable debt covenants included in the terms of the Agreement.

The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $15.5 million. There were no outstanding borrowings under these lines of credit at December 31, 2011.

On October 5, 2011, the Company’s Board of Directors authorized the repurchase of up to $50 million of its common stock in open market transactions or in privately negotiated transactions in accordance with a repurchase plan under SEC Rule 10b-18 and Rule 10b5-1 in accordance with pricing guidelines approved by the Company’s Board of Direcotrs. There were no shares repurchased under this authorization as of December 31, 2011

At December 31, 2011, the Company’s shareholders’ equity stood at $608.2 million, up 32% from $459.6 million at the beginning of the year. The increase reflected net income attributable to the Company of $123.8 million, an increase in additional paid-in capital of $7.5 million associated with share-based compensation expense, proceeds of $11.7 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, $0.7 million in tax benefits associated with the stock plans, an increase of $3.5 million associated with the purchase of the noncontrolling interest in one of the Company’s subsidiaries, a $2.4 million reduction in the Company’s minimum pension liability adjustment and cumulative translation adjustments of $0.7 million. These increases were offset by a $1.7 million reclassification associated with the sale of an equity method investee.

As of December 31, 2011, the Company’s sources of available funds were its cash and cash equivalents of $273.6 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

The Company believes that its cash and cash equivalents, funds available under the revolving credit facility and international credit facilities and cash flow generated from operations will be sufficient to meet its working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet the Company’s operating obligations as they come due, management will need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. However, there can be no assurance that any such financing would be available on commercially acceptable terms.

New Accounting Pronouncements

At this time, the Company does not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on its consolidated financial statements. Refer to Note 1 to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

Contractual Obligations

The following table summarizes the maturities of the Company’s significant financial obligations as of December 31, 2011:

	Maturity by fiscal year
(In thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Pension obligations	$16,007	$25	$23	$306	$345	$229	$15,079
Operating leases	15,555	6,720	5,274	2,176	907	478	—

Total	$31,562	$6,745	$5,297	$2,482	$1,252	$707	$15,079

Unrecognized tax benefits1

[1]

The Company had $2.5 million of total gross unrecognized tax benefits at December 31, 2011. The timing of any payments associated with these unrecognized tax benefits will depend on a number of factors. Accordingly, the Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) net income (loss) attributable to noncontrolling interest, (2) equity in net income (loss) of affiliates, (3) income tax expense (benefit), (4) other expense (income), net, (5) interest expense, net, (6) amortization of intangible assets, (7) gain associated with pension curtailment, and (8) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets, (2) accelerated write-off of debt-issuance costs, (3) gain on sale of equity investments, (4) gain associated with pension curtailment, (5) impairment of equity investments, (6) the tax effect of the aforementioned adjustments to net income attributable to Entegris, Inc. and (7) reversal of deferred tax valuation allowance divided by weighted common shares outstanding.

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

Third, there is no assurance the Company will not have restructuring activities, gains or losses on the sale of equity investments, accelerated write-offs of debt-issuance costs, or similar items in the future and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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

Reconciliation of GAAP measures to Adjusted Operating Income and Adjusted EBITDA

	Twelve months ended
	December 31, 2011	December 31, 2010
Net sales	$749,259	$688,416

Net income attributable to Entegris, Inc.	$123,846	$84,356
Adjustments to net income attributable to Entegris, Inc.
Net (loss) income attributable to noncontrolling interest	400	766
Equity in net (income) loss of affiliates	(499)	1,353
Income tax (benefit) expense	4,217	15,006
Other (income) expense, net	(1,745)	1,430
Interest expense, net	659	3,516

GAAP—Operating income	126,878	106,427
Gain associated with pension curtailment	(726)	—
Amortization of intangible assets	10,225	13,231

Adjusted operating income	136,377	119,658
Depreciation	26,839	27,967

Adjusted EBITDA	163,216	147,625
Adjusted operating margin	18.2%	17.4%
Adjusted EBITDA—as a % of net sales	21.8%	21.4%

Reconciliation of GAAP measure to Non-GAAP Earnings per Share

	Twelve months ended
	December 31, 2011	December 31, 2010
GAAP net income attributable to Entegris, Inc.	$123,846	$84,356
Adjustments to net income attributable to Entegris, Inc.:
Amortization of intangible assets	10,225	13,231
Accelerated write-off of debt issuance costs	282	890
Gain on sale of equity investment	(1,523)	(892)
Gain associated with pension curtailment	(726)	—
Impairment of equity investment	—	2,164
Tax effect of adjustments to net income attributable to Entegris, Inc.	(3,355)	(4,871)
Reversal of deferred tax valuation allowance (1)	(20,999)	—

Non-GAAP net income attributable to Entegris, Inc.	$107,750	$94,878

Diluted earnings per common share attributable to Entegris, Inc.:	$0.91	$0.63
Effect of adjustments to net income attributable to Entegris, Inc.	$0.12	$0.08
Diluted non-GAAP earnings per common share attributable to Entegris, Inc.:	$0.79	$0.71

(1)	This amount represents the reversal of the remaining valuation allowance on certain of the Company’s deferred tax assets. The amount excludes the reversal of the valuation allowance on those deferred tax assets realized in 2011 and 2010 based on earnings in those years.

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

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2011, the Company had no net exposure to any foreign currency forward contracts.

Impact of Inflation

The Company’s consolidated financial statements are prepared on a historical cost basis, which does not completely account for the effects of inflation. Material and labor expenses are the Company’s primary costs. The average of its materials, including polymers, stainless steel and purchased components, was moderately higher in 2011 compared to 2010. Entegris expects the cost of these materials to increase in 2012. Labor costs, including taxes and fringe benefits rose slightly in 2011 and slightly higher total labor costs can be reasonably anticipated for 2012. The Company’s products are sold under contractual arrangements with its large customers and at current market prices to other customers. Consequently, the Company can adjust its selling prices, to the extent allowed by competition and contractual arrangements, to reflect cost increases caused by inflation. However, many of these cost increases may not be recoverable.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A. Controls and Procedures.

(a)	DISCLOSURE CONTROLS AND PROCEDURES

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)), as of December 31, 2011, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b)	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm which audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item with respect to registrant’s directors, including information relating to the independence of certain directors, identification of the audit committee and the audit committee financial expert, and with respect to corporate governance is set forth under the caption “Proposal 1 - Election of Directors” and “Corporate Governance”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 2, 2012, and to be filed with the Securities and Exchange Commission on or about April 2, 2012, which information is hereby incorporated herein by reference.

The information called for by this item with respect to registrant’s compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 2, 2012, and to be filed with the Securities and Exchange Commission on or about April 2, 2012, which information is hereby incorporated herein by reference.

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this report.

At their first meeting following the Merger, on August 10, 2005, our Board of Directors adopted a code of business ethics, The Entegris, Inc. Code of Business Ethics, applicable to all of our executives, directors and employees as well as a set of corporate governance guidelines. The Entegris, Inc. Code of Business Ethics, the Corporate Governance Guidelines and the charters for our Audit & Finance Committee, Governance & Nominating Committee and our Management Development & Compensation Committee all appear on our website at http://www.Entegris.com under “Investors – Corporate Governance”. The Entegris Code of Business Ethics, Corporate Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Peter W. Walcott, our Senior Vice President, Secretary and General Counsel through our corporate headquarters. The Company intends to comply with the requirements of Item 5.05 of Form 8-K with respect to any amendment to or waiver of the provisions of the Entegris, Inc. Code of Business Ethics applicable to the registrant’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting notice of any such amendment or waiver at the same location on our website.

Item 11. Executive Compensation.

The information called for by this item is set forth under the caption “Compensation of Executive Officers” and “Management Development & Compensation Committee Report”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 2, 2012, and to be filed with the Securities and Exchange Commission on or about April 2, 2012, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,560,940	$6.53	8,558,048	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,560,940	$6.53	8,558,048

(1)	These shares are available under the 2010 Stock Plan for future issuance for stock options, restricted stock units, performance shares and stock awards in accordance with the terms of the 2010 Stock Plan.

The other information called for by this item is set forth under the caption “Ownership of Entegris Common Stock” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 2, 2012, and to be filed with the Securities and Exchange Commission on or about April 2, 2012, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item with respect to certain transactions and relationships between the registrant and directors, executive officers and five percent stockholders is set forth under the caption “Corporate Governance” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 2, 2012, and to be filed with the Securities and Exchange Commission on or about April 2, 2012, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information called for by this item with respect to the fees paid to and the services performed by the registrant’s principal accountant is set forth under the caption “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm for 2012” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 2, 2012, and to be filed with the Securities and Exchange Commission on or about April 2, 2012, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report are incorporated by reference herein.

2.	Exhibits.

A.	The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.	Included as Annex A in the joint proxy statement/prospectus included in S-4 Registration. Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and between Entegris, Inc., and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration. Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(3)	By-Laws of Entegris, Inc., as amended December 17, 2008	Exhibit 3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(4)	Rights Agreement dated July 26, 2005, between Entegris and Wells Fargo Bank, N.A as rights agent	Exhibit 4.1 to Entegris, Inc. (Entegris Minnesota) Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005

(10)	Entegris, Inc.—2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2010

(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Exhibit 10.2 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan*	Exhibit 10.3 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Amended and Restated Entegris Incentive Plan*	Exhibit 10.1 to Entegris, Inc. Form 10-Q Quarterly Report for the period ended June 28, 2008

(10)	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation Quarterly Report on Form 10-Q, for the period ended March 31, 2002

(10)	Amended and Restated Employment Agreement, dated as of May 4, 2005, by and between Mykrolis Corporation and Gideon Argov*	Exhibit 10.13 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	STAT-PRO(R) 3000 and STAT-PRO(R) 3000E Purchase and Supply Agreement between Fluoroware, Inc. and Miller Waste Mills, d/b/a RTP Company, dated April 6, 1998	Exhibit 10.19 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	PFA Purchase and Supply Agreement by and between E.I. Du Pont De Nemours and Company and Fluoroware, Inc., dated January 7, 1999, which was made effective retroactively to November 1, 1998, and supplemented by the Assignment and Limited Amendment by and between the same parties and Entegris, Inc., dated as of September 24, 1999	Exhibit 10.21 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)

(10)	Credit Agreement, dated June 9, 2011, among Entegris, Inc., Poco Graphite, Inc., the Lenders (as defined therein) and Wells Fargo Bank, NA, as Administrative Agent.	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q Reportfor the quarter July 2, 2011

(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10- K for the period ended August 27, 2005

(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and each of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.35 to Entegris, Inc. Annual Report on Form 10-K for the period ended August 27, 2005

(10)	Agreement and Plan of Merger and Amendment #1 thereto by and among Entegris, Inc. Entegris Form Acquisition Co. LLC, Poco Graphite, Inc. and Poco Graphite Holdings LLC, dated July 13, 2008	Exhibits 99.1 and 99.2 to Entegris, Inc. Current Report on 8-K, filed with the Securities and Exchange Commission on August 15, 2008

(10)	Severance Protection Agreement, dated July 26, 2011 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011

(10)	Severance Protection Agreement, dated July 26, 2011 between Entegris, Inc. and Bertrand Loy*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011

(10)	Trust Agreement between Entegris, Inc. Fidelity Management Trust Company and Entegris Inc. 401(k) Savings and Profit Sharing Plan Trust, dated December 29, 2007.	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(10)	Entegris, Inc. 2007 Deferred Compensation Plan*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2007

(10)	Entegris, Inc.—Form of 2007 Equity Incentive Award Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Entegris, Inc.—Form of 2010 RSU Unit Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010

(10)	Entegris, Inc.—Form of 2010 Stock Option Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010

(10)	Fourth Amended and Restated Membrane Manufacture and Supply Agreement, dated January 10, 2011, by and between Entegris, Inc. and Millipore Corporation.	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 2, 2011.

(10)	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Entegris, Inc.—Form of 2008 Equity Incentive Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	2009 RSU Unit Award Agreement	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	2009 Stock Option Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Amendment to Amended and Restated SERP*	Exhibit 10.15 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	First Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Second Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Third Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.5 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Fourth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.6 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Fifth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.7 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Sixth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.8 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Seventh Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.9 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Eighth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.10 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Ninth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.11 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Tenth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.12 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Eleventh Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.13 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Twelfth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.14 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(10)	Thirteenth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*	A “management contract or compensatory plan”

B.	The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Documents Filed Herewith
(3)	3.1	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended

(10)	10.1	Fourteenth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*

(21)	21	Subsidiaries of Entegris, Inc.

(23)	23	Consent of Independent Registered Public Accounting Firm

(24)	24	Power of Attorney by the Directors of Entegris, Inc.

(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reg. S-K Item 601(b) Reference	Exhibit No.	Documents Filed Herewith

(101)	101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements.**

*	A “management contract or compensatory plan”
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Dated: February 24, 2012	By	/s/ GIDEON ARGOV
Gideon Argov
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIDEON ARGOV Gideon Argov	President, Chief Executive Officer and Director (Principal executive officer)	February 24, 2012

/s/ GREGORY B. GRAVES Gregory B. Graves	Executive Vice President, Chief Financial Officer & Treasurer (Principal financial officer)	February 24, 2012

/s/ LYNN BLAKE Lynn Blake	Vice President of Finance, Chief Accounting Officer (Principal accounting officer)	February 24, 2012

PAUL L.H. OLSON* Paul L.H. Olson	Director, Chairman of the Board	February 24, 2012

MICHAEL A. BRADLEY* Michael A. Bradley	Director	February 24, 2012

MARVIN D. BURKETT* Marvin D. Burkett	Director	February 24, 2012

R. NICHOLAS BURNS* R. Nicholas Burns	Director	February 24, 2012

DANIEL W. CHRISTMAN* Daniel W. Christman	Director	February 24, 2012

ROGER D. MCDANIEL * Roger D. McDaniel	Director	February 24, 2012

BRIAN F. SULLIVAN* Brian F. Sullivan	Director	February 24, 2012

*By	/s/ PETER W. WALCOTT
Peter W. Walcott, Attorney-in-Fact

EXHIBIT INDEX

Reg. S-K Item 601(b) Reference	Exhibit No.	Documents Filed Herewith
(3)	3.1	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended

(10)	10.1	Fourteenth Amendment to Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2005 Restatement)*

(21)	21	Subsidiaries of Entegris, Inc.

(23)	23	Consent of Independent Registered Public Accounting Firm

(24)	24	Power of Attorney by the Directors of Entegris, Inc.

(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements.**

*	A “management contract or compensatory plan”
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Entegris, Inc.:

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Entegris, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entegris, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A.(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Entegris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

February 24, 2012

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$273,593	$133,954
Trade accounts and notes receivable, net	107,223	124,732
Inventories	93,937	101,043
Deferred tax assets, deferred tax charges and refundable income taxes	15,805	11,484
Assets held for sale	5,998	8,182
Other current assets	6,443	7,696

Total current assets	502,999	387,091

Property, plant and equipment, net	130,554	126,725

Other assets:
Investments	3,831	7,017
Intangible assets, net	56,453	65,087
Deferred tax assets and other noncurrent tax assets	25,119	10,855
Other	5,707	4,610

Total assets	$724,663	$601,385

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$30,609	$34,631
Accrued payroll and related benefits	30,887	41,392
Other accrued liabilities	16,954	18,111
Deferred tax liabilities and income taxes payable	14,144	13,500

Total current liabilities	92,594	107,634

Pension benefit obligations and other liabilities	19,868	24,761
Deferred tax liabilities and other noncurrent tax liabilities	3,963	4,977

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 135,820,588 and 132,900,904	1,358	1,329
Additional paid-in capital	788,673	765,867
Retained deficit	(225,766)	(349,612)
Accumulated other comprehensive income	43,973	42,035

Total Entegris, Inc. shareholders’ equity	608,238	459,619
Noncontrolling interest	—	4,394

Total equity	608,238	464,013

Total liabilities and equity	$724,663	$601,385

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net sales	$749,259	$688,416	$398,644
Cost of sales	423,329	377,773	260,832

Gross profit	325,930	310,643	137,812
Selling, general and administrative expenses	140,847	147,051	117,001
Engineering, research and development expenses	47,980	43,934	35,039
Amortization of intangible assets	10,225	13,231	19,237
Restructuring charges	—	—	15,463

Operating income (loss)	126,878	106,427	(48,928)
Interest expense	886	3,598	9,440
Interest income	(227)	(82)	(225)
Other (income) expense, net	(1,745)	1,430	1,745

Income (loss) before income taxes and equity in net loss of affiliates	127,964	101,481	(59,888)
Income tax expense (benefit)	4,217	15,006	(2,996)
Equity in net (income) loss of affiliates	(499)	1,353	867

Net income (loss)	124,246	85,122	(57,759)
Less net income (loss) attributable to the noncontrolling interest	400	766	(38)

Net income (loss) attributable to Entegris, Inc.	$123,846	$84,356	$(57,721)

Amounts attributable to Entegris, Inc.:
Basic net income (loss) per common share	$0.92	$0.64	$(0.49)
Diluted net income (loss) per common share	$0.91	$0.63	$(0.49)

Weighted shares outstanding
Basic	134,685	131,685	117,321
Diluted	136,223	133,174	117,321

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total	Entegris, Inc. shareholders’ comprehensive income (loss)	Noncontrolling interest’s comprehensive income
(In thousands)
Balance at December 31, 2008	113,102	$1,131	$684,974	$(376,247)	$26,312	$—	$336,170
Shares issued under stock plans	841	8	1,272	—	—	—	1,280
Shares issued under stock offering	16,100	161	56,477	—	—	—	56,638
Share-based compensation expense	—	—	8,102	—	—	—	8,102
Tax benefit associated with stock plans	—	—	535	—	—	—	535
Recognition of noncontrolling interest upon acquisition of business	—	—	—	—	—	3,246	3,246
Pension liability adjustment	—	—	—	—	(352)	—	(352)	(352)	—
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	756	—	756	756	—
Foreign currency translation	—	—	—	—	784	257	1,041	784	257
Net loss	—	—	—	(57,721)	—	(38)	(57,759)	(57,721)	(38)

Total comprehensive (loss) income								$(56,533)	$219

Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	2,858	29	6,770	—	—	—	6,799
Share-based compensation expense	—	—	7,588	—	—	—	7,588
Tax benefit associated with stock plans	—	—	149	—	—	—	149
Pension liability adjustment	—	—	—	—	(837)	—	(837)	(837)	—
Foreign currency translation	—	—	—	—	15,372	163	15,535	15,372	163
Net income	—	—	—	84,356	—	766	85,122	84,356	766

Total comprehensive income								$98,891	$929

Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013
Shares issued under stock plans	2,920	29	11,661	—	—	—	11,690
Share-based compensation expense	—	—	7,519	—	—	—	7,519
Tax benefit associated with stock plans	—	—	657	—	—	—	657
Purchase of noncontrolling interest	—	—	2,969	—	562	(5,014)	(1,483)
Pension liability adjustment	—	—	—	—	2,386	—	2,386	2,386	—
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	—	(1,715)	—	(1,715)	(1,715)	—
Foreign currency translation	—	—	—	—	705	220	925	705	220
Net income	—	—	—	123,846	—	400	124,246	123,846	400

Total comprehensive income								$125,222	$620

Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$43,973	$—	$608,238

(Continued)

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each component of accumulated other comprehensive income (loss) are as follows:

	00000000000	00000000000	00000000000
(In thousands)	Foreign currency translation	Minimum pension liability adjustment	Total accumulated other comprehensive income (loss)
Balance at December 31, 2008	$28,273	$(1,961)	$26,312

Foreign currency translation	784	—	784
Minimum pension liability adjustment, net of tax expense of $183	—	(352)	(352)
Reclassification of foreign currency translation associated with acquisition of business	756	—	756

Balance at December 31, 2009	$29,813	$(2,313)	$27,500
Foreign currency translation	15,372	—	15,372
Minimum pension liability adjustment, net of tax expense of $330	—	(837)	(837)

Balance at December 31, 2010	$45,185	$(3,150)	$42,035

Foreign currency translation	705	—	705
Reclassification of cumulative translation adjustment associated with sale of equity method investee	(1,715)	—	(1,715)
Purchase of noncontrolling interest	562	—	562
Minimum pension liability adjustment, net of tax benefit of $1,631	—	2,386	2,386

Balance at December 31, 2011	$44,737	$(764)	$43,973

See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Operating activities:
Net income (loss)	$124,246	$85,122	$(57,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,839	27,967	30,890
Amortization	10,225	13,231	19,237
Share-based compensation expense	7,519	7,588	8,102
Impairment of equity investments	—	2,164	1,000
Deferred tax valuation allowance	(41,038)	(13,600)	16,579
Provision for deferred income taxes	21,671	10,647	(18,258)
Charge for fair value mark-up of acquired inventory sold	—	—	4,553
Charge for excess and obsolete inventory	3,167	998	4,871
Excess tax benefit from share-based compensation plans	(657)	(149)	—
Amortization of debt issuance costs	676	1,731	2,086
Net (income) loss attributable to noncontrolling interest	(400)	(766)	38
Other	(2,245)	(1,302)	2,189
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	19,336	(26,789)	(19,203)
Inventories	3,632	(14,285)	10,679
Accounts payable and accrued liabilities	(15,127)	34,860	(1,579)
Other current assets	1,253	(283)	1,662
Income taxes payable and refundable income taxes	(433)	13,243	481
Other	(1,378)	521	(1,375)

Net cash provided by operating activities	157,286	140,898	4,193

Investing activities:
Acquisition of property and equipment	(30,267)	(16,794)	(13,162)
Other	1,836	4,809	3,319

Net cash used in investing activities	(28,431)	(11,985)	(9,843)

Financing activities:
Principal payments on short-term borrowings and long-term debt	—	(259,157)	(799,645)
Proceeds from short-term borrowings and long-term debt	—	186,649	704,675
Proceeds from stock offering, net of offering costs	—	—	56,638
Issuance of common stock from employee stock plans	11,690	6,799	1,280
Other	(826)	—	(3,638)

Net cash provided by (used in) financing activities	10,864	(65,709)	(40,690)

Effect of exchange rate changes on cash and cash equivalents	(80)	2,050	7

Increase (decrease) in cash and cash equivalents	139,639	65,254	(46,333)
Cash and cash equivalents at beginning of period	133,954	68,700	115,033

Cash and cash equivalents at end of period	$273,593	$133,954	$68,700

Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Non-cash transactions:
Equipment purchases in accounts payable	$1,372	$517	$405
Acquisition of a business through the use of a seller’s note	—	—	$3,221
Intangible assets received as partial consideration in sale of equity interest	1,712	—	—
Schedule of interest and income taxes paid:
Interest paid	$210	$2,072	$7,492
Income taxes, net of refunds received	22,034	3,592	(2,794)

See accompanying notes to consolidated financial statements.

ENTEGRIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations Entegris, Inc. (Entegris or the Company) is a leading provider of products and services that purify, protect and transport the critical materials used in key technology-driven industries, primarily the semiconductor and related industries.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, Entegris evaluates its estimates, including those related to receivables, inventories, property, plant and equipment, intangible assets, accrued expenses, income taxes and share-based compensation, among others. Actual results could differ from those estimates.

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

Share-based Compensation The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. Compensation expense is based on the grant date fair value. Because share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which are estimated at the time of grant with such estimates revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Intangible Assets Amortizable intangible assets include, among other items, patents, unpatented and other developed technology and customer-based intangibles, and are amortized using the straight-line method over their respective estimated useful lives of 3 to 15 years. The Company reviews intangible assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable.

Derivative Financial Instruments The Company records derivatives as assets or liabilities on the balance sheet and measures such instruments at fair value. Changes in fair value of derivatives are recorded each period in current results of operations or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction.

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as a component of net income. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company had no net exposure to any forward contracts at December 31, 2011 and December 31, 2010.

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

Revenue Recognition Revenue and the related cost of sales are generally recognized upon shipment of the products. Revenue for product sales is recognized upon delivery, when persuasive evidence of an arrangement exists, when title and risk of loss have been transferred to the customer, collectability is reasonably assured, and pricing is fixed or determinable. Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue.

The Company provides for estimated returns when the revenue is recorded. The Company sells its products throughout the world primarily to companies in the microelectronics industry. The Company performs continuing credit evaluations of its customers and generally does not require collateral. Letters of credit may be required from its customers in certain circumstances. The Company maintains an allowance for doubtful accounts that management believes is adequate to cover losses on trade receivables.

The Company collects various sales and value-added taxes on certain product and service sales that are accounted for on a net basis.

Shipping and handling costs Shipping and handling costs incurred are recorded in cost of sales in the consolidated statements of operations.

Engineering, research and development expenses Engineering, research and development expenses costs are expensed as incurred.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance was effective for the Company in 2011 and did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. For public companies, ASU No. 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. Adoption of this ASU relates to the presentation of financial information and therefore does not have a material effect on the Company’s consolidated financial statements.

Other ASUs issued, but not effective for the Company until after December 31, 2011 are not expected to have a material effect on the Company’s consolidated financial statements.

(2) ACQUISITIONS

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

On July 31, 2009, the Company exercised the first of its options and acquired an additional 30% equity interest in Pureline as described below. As of the date of the exercise, the Company owned a 70% controlling interest in Pureline. Accordingly, the transaction was accounted for under the acquisition method of accounting and the results of operations of Pureline are included in the Company’s consolidated financial statements as of and since July 31, 2009. Pureline’s sales and operating results for the five months ended December 31, 2009 were not material to the Company’s consolidated financial statements.

The exercise price of the option to purchase the additional 30% equity interest was $4.3 million. The Company paid $1.1 million in cash and executed a note to the seller for $3.2 million, payable in installments through April 2010. The addition of Pureline augments the Company’s base of business in the semiconductor industry, particularly in the growing South Korean market.

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

During the second quarter ended July 3, 2010, the Company received proceeds of $3.6 million from the South Korean government in connection with eminent domain proceedings whereby the Company relinquished its existing land and building to the government upon the completion of a new facility in South Korea. The new building was completed in the fourth quarter of 2010 and the previously occupied building and land were relinquished in 2011 to the South Korean government.

On April 4, 2011, the Company exercised the second option and purchased the 30% noncontrolling interest in Pureline for $1.5 million. The Company’s noncontrolling interest in Pureline was $5.0 million as of the date of the transaction. Accordingly, the Company recorded increases to additional paid-in capital of $3.0 million and accumulated other comprehensive income of $0.6 million in connection with the purchase of the noncontrolling interest. The cash outflow is reflected as a financing activity in the Company’s consolidated statements of cash flows.

(3) TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable from customers at December 31, 2011 and 2010 consist of the following:

(In thousands)	2011	2010
Accounts receivable	$95,890	$107,842
Notes receivable	12,370	18,011

	108,260	125,853
Less allowance for doubtful accounts	1,037	1,121

	$107,223	$124,732

(4) INVENTORIES

Inventories at December 31, 2011 and 2010 consist of the following:

(In thousands)	2011	2010
Raw materials	$26,385	$26,576
Work-in-process	12,258	13,352
Finished goods (a)	54,688	60,453
Supplies	606	662

	$93,937	$101,043

(a)	Includes consignment inventories held by customers for $5,157 and $5,057 at December 31, 2011 and 2010, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31, 2011 and 2010 consist of the following:

(In thousands)	2011	2010	Estimated useful lives in years
Land	$11,548	$11,216
Buildings and improvements	75,603	73,841	5-35
Manufacturing equipment	148,491	135,594	5-10
Molds	72,536	68,857	3-5
Office furniture and equipment	61,064	56,938	3-8

	369,242	346,446
Less accumulated depreciation	238,688	219,721

	$130,554	$126,725

Depreciation expense for the years ended December 31, 2011, 2010, and 2009, was $26.8 million, $28.0 million, and $30.9 million, respectively.

(6) INVESTMENTS

At December 31, 2011 and 2010, the Company held equity investments totaling $3.8 million and $7.0 million, respectively. These investments all represent interests in privately held companies. Investments representing $1.5 million of the total at December 31, 2011 are accounted for under the equity method of accounting, with the remaining $2.3 million accounted for under the cost method.

During 2011, the Company recorded a gain of $1.5 million on the sale of an equity method investment that was classified within “other income, net” in the consolidated statements of operations a detailed description of the transaction can be found in Note 14 under the heading “Items Measured at Fair Value on a Nonrecurring Basis”.

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

During 2009, the Company determined that one of its investments was totally impaired and recorded an impairment loss of $1.0 million that was classified within “other expense, net” in the consolidated results of operations.

(7) INTANGIBLE ASSETS

Intangible assets at December 31, 2011 and 2010 consist of the following:

2011
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,035	$17,985	$1,050	9.1
Developed technology	76,639	56,524	20,115	7.5
Trademarks and trade names	12,561	5,579	6,982	12.1
Customer relationships	56,630	28,450	28,180	11.1
Other	1,604	1,478	126	9.0

	$166,469	$110,016	$56,453	9.3

2010
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,050	$17,588	$1,462	9.1
Developed technology	74,988	53,348	21,640	7.5
Trademarks and trade names	17,287	9,112	8,175	9.6
Customer relationships	56,647	23,135	33,512	11.1
Other	5,977	5,679	298	5.1

	$173,949	$108,862	$65,087	9.0

Amortization expense was $10.2 million, $13.2 million and $19.2 million in the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the consolidated balance sheets is estimated to be the following at December 31, 2011:

Fiscal year ending December 31	(In millions)
2012	$9.6
2013	9.0
2014	7.9
2015	5.8
2016	5.8
Thereafter	18.4

$56.5

(8) FINANCING ARRANGEMENTS

On June 9, 2011, the Company entered into a Credit Agreement (Agreement) with Wells Fargo Bank, National Association, as administrative agent, and certain other banks parties thereto.

The Agreement replaced the Company’s amended and restated Credit Agreement (Prior Facility) with Wells Fargo Bank, National Association, as agent, and certain other banks party thereto, dated March 2, 2009 and provides for a $30.0 million revolving credit facility maturing June 9, 2014. The Prior Facility provided for a $60.0 million revolving credit facility maturing November 1, 2011. The Company did not have outstanding borrowings under the Prior Facility at the time of termination and has no immediate plans to borrow under the Agreement.

The financial covenants in the Agreement replace those in the Prior Facility. The Agreement requires that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. At all times the Company and its subsidiaries must maintain minimum cash, cash equivalents and certain other approved investments of at least $25.0 million, with $10.0 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash, cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. In addition to the financial metric covenants required under the revolving credit facility, under the terms of the Agreement the Company is restricted from making annual capital expenditures during any fiscal year in excess of $60.0 million. Through December 31, 2011, the Company was in compliance with all applicable debt covenants included in the terms of the Agreement.

Under the terms of the Agreement, the Company may elect that the loans comprising each borrowing bear interest at a rate per annum equal to either (a) the sum of 2.50%, plus the one month LIBOR rate then in effect, for base rate loans (“Base Rate Loans”); or (b) the sum of 2.50% plus, (i) the one-month LIBOR rate then in effect, (ii) the two-month LIBOR rate then in effect or (iii) the three-month LIBOR rate then in effect, for LIBOR loans (“LIBOR Loans”). The interest rate on Base Rate Loans will remain the same while such loan is outstanding, while the interest rate for LIBOR Loans will only be effective for the interest period which corresponds to the effective LIBOR rate. LIBOR Loans will convert to Base Rate Loans at the end of an applicable interest period unless the Company requests a new LIBOR Loan. Base Rate Loans may be converted to LIBOR Loans at the Company’s option with three days notice to the Agent. In addition, the Company pays a commitment fee of 0.375% on the unborrowed commitments under the Agreement.

The Company has entered into unsecured line of credit agreements, which expire at various dates, with two international commercial banks, which provide for aggregate borrowings of 1.2 billion Japanese yen for its foreign subsidiaries, which is equivalent to $15.5 million as of December 31, 2011. Interest rates for these facilities are based on a factor of the banks’ reference rates. Borrowings outstanding under international line of credit agreements were none at December 31, 2011 and 2010, respectively.

Interest expense for the years ended December 31, 2011, 2010, and 2009 included $0.7 million, $1.7 million and $2.1 million, respectively, related to the amortization and write-off of capitalized debt issuance costs incurred in connection with the Company’s credit agreements.

(9) LEASE COMMITMENTS

As of December 31, 2011, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31	(In thousands)
2012	$6,720
2013	5,274
2014	2,176
2015	907
2016	478
Thereafter	—

Total minimum lease payments	$15,555

Total rental expense for all equipment and building operating leases for the years ended December 31, 2011, 2010, and 2009, were $10.6 million, $11.9 million and $15.0 million, respectively. Rent expense for the year ended December 31, 2009 included the cost of lease buy-outs associated with the Company’s closure of one of its manufacturing facilities in Chaska, Minnesota and were classified as restructuring charges (see Note 10 to the Company’s consolidated financial statements).

(10) RESTRUCTURING COSTS

In connection with business restructuring actions, as well as actions taken in response to the downturn in the semiconductor industry that began during the second half of 2008, the Company incurred employee termination and other costs in 2009.

The Company announced on November 4, 2008 that it would close the larger of its two manufacturing facilities in Chaska, Minnesota and transfer the related production to its other existing facilities. The closure was completed at the end of 2009. The Company’s facility in Chaska became available for sale during the fourth quarter ended December 31, 2009 and was classified in assets held for sale at December 31, 2011 and 2010 at a carrying value of $6.0 million.

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

For the year ended December 31, 2009, the summary of the Company’s costs associated with its restructuring and cost reduction initiatives classified as restructuring charges in the statement of operations was as follows:

(In thousands)	2009
Severance and retention costs	$4,713
Costs associated with transfer of production	6,468
Accelerated depreciation expense	1,362
Lease buyouts and other	2,920

Restructuring charges	$15,463

(11) INCOME TAXES

Income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 was derived from the following sources:

(In thousands)	2011	2010	2009
Domestic	$68,839	$50,644	$(43,321)
Foreign	59,125	50,837	(16,567)

Income (loss) before income taxes	$127,964	$101,481	$(59,888)

Income tax (benefit) expense for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

(In thousands)	2011	2010	2009
Current:
Federal	$2,382	$2,587	$(1,061)
State	1,335	662	114
Foreign	17,784	15,292	(370)

	21,501	18,541	(1,317)

Deferred (net of valuation allowance):
Federal	(19,853)	—	—
State	(647)	—	—
Foreign	3,216	(3,535)	(1,679)

	(17,284)	(3,535)	(1,679)

Income tax expense (benefit)	$4,217	$15,006	$(2,996)

Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2011, 2010, and 2009 as follows:

(In thousands)	2011	2010	2009
Expected federal income tax at statutory rate	$44,788	$35,519	$(20,961)
State income taxes before valuation allowance, net of federal tax effect	1,013	605	(1,708)
Income (losses) without tax expense (benefit)	(1,357)	215	(1,240)
Effect of foreign source income	1,959	(6,891)	4,009
Valuation allowance	(41,038)	(13,600)	16,579
Other items, net	(1,148)	(842)	325

Income tax expense (benefit)	$4,217	$15,006	$(2,996)

As a result of commitments made by the Company related to investments in tangible property and equipment (approximately $50.6 million by December 31, 2011), the establishment of a research and development center in 2006 and certain employment commitments through 2010, income from certain manufacturing activities in Malaysia is exempt from tax for years up through 2015. The income tax benefits attributable to the tax status of this subsidiary are estimated to be none, $6.5 million (5 cents per diluted share), and none for the years ended December 31, 2011, 2010, and 2009, respectively.

The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Deferred tax assets attributable to:
Accounts receivable	$300	$349
Inventory	2,789	3,223
Intercompany profit	4,497	3,076
Accruals not currently deductible for tax purposes	10,831	15,250
Net operating loss and credit carryforwards	11,403	25,986
Capital loss carryforward	3,105	3,021
Depreciation	2,961	5,852
Equity compensation	2,280	3,186
Asset impairments	1,021	1,021
Purchased intangibles	339	—
Other, net	3,090	2,838

Gross deferred tax assets	42,616	63,802
Valuation allowance	(4,632)	(43,987)

Total deferred tax assets	37,984	19,815

Deferred tax liabilities attributable to:
Purchased intangible assets	—	949

Total deferred tax liabilities	—	949

Net deferred tax assets	$37,984	$18,866

Deferred tax assets are generally required to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2010, the Company had a U.S. net deferred tax asset position of $44.4 million, which is composed of temporary differences and various credit carry forwards. Management considered the positive and negative evidence for the potential utilization of its U.S. net deferred tax assets. In fiscal 2010, the negative evidence of a cumulative three-year U.S. operating loss and a finite carry forward period for the Company’s U.S. foreign tax credits was sufficiently significant to outweigh all identified positive evidence. As a result management concluded that it was more likely than not that the Company would not realize the U.S. net deferred tax asset and thus was required to provide an allowance for a portion of the net deferred tax asset management concluded will not be utilized equal to $43.5 million as of December 31, 2010.

As of December 31, 2011, the Company had a U.S. net deferred tax asset position of $26.2 million. The net deferred tax assets are composed of temporary differences and various credit carryforwards. Management has considered the positive and negative evidence for the potential utilization of its U.S. deferred tax assets based upon the application of ASC 740 and has determined to release the majority of the valuation allowance on the U.S. net deferred tax assets.

In fiscal 2011 the Company had positive evidence of a cumulative three-year U.S. operating income and a projected utilization of the Company’s U.S. foreign tax credits, before the end of the carry forward period was significant positive evidence supporting the release of the valuation allowance on U.S. deferred tax assets. Management estimates taxable income of $75.5 million will be necessary to utilize the U.S. deferred tax assets. As a result, it is more likely than not that the Company will realize the U.S. net deferred tax asset and thus the allowance for the majority of the net deferred tax assets was released. Management has estimated that $4.3 million of the U.S. deferred tax assets will not be realized and thus was required to provide an allowance on these deferred tax assets. The realization of deferred tax assets and the release of the valuation allowance in fiscal 2011 resulted in a benefit to tax expense of $40.8 million.

Management believes that is it more likely than not that the benefit from certain state net operating loss carry forwards, state credits, and federal capital loss carry forward will not be realized. In recognition of this risk, management has provided a valuation allowance of $4.3 million on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2011 will be recognized as a reduction of income tax expense.

As of December 31, 2011 and 2010, the Company had a net non-U.S. deferred tax asset position of $11.9 million and $15.4 million, respectively, for which management determined based upon the available evidence a valuation allowance of $0.3 million and $0.5 million as of December 31, 2011 and 2010, respectively, were required against the non-U.S. deferred tax assets. For other non-U.S. jurisdictions, management is relying upon projections of future taxable income to utilize deferred tax assets. Estimated taxable income of $38.1 million will be necessary to utilize the non-U.S. deferred tax assets, of which an estimated $30 million is related to Nihon Entegris KK, the Company’s Japanese subsidiary.

At December 31, 2011, there were approximately $285 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. Management has considered its future cash needs and affirms its intention to indefinitely invest such earnings overseas to be utilized for working capital purposes, expansion of existing operations, possible acquisitions and other international items. No U.S. tax has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes may be partially offset by available foreign tax credits. Management has concluded that it is impracticable to compute the full actual tax impact, but it estimates that $3.6 million of withholding taxes would be incurred if the $285 million were distributed.

At December 31, 2011, the Company had state operating loss carryforwards of approximately $3.8 million, which begin to expire in 2013; foreign tax credit carryforwards of approximately $16.6 million, which begin to expire in 2019; and foreign operating loss carryforwards of $3.0 million, which begin to expire in 2018.

Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that fail to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provisions also provide guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Gross unrecognized tax benefits at beginning of year	$2,527	$4,264
Increases in tax positions for prior years	11	—
Decreases in tax positions for prior years	—	(669)
Increases in tax positions for current year	992	436
Settlements	(291)	(646)
Lapse in statute of limitations	(772)	(858)

Gross unrecognized tax benefits at end of year	$2,467	$2,527

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million at December 31, 2011.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income before taxes.

Penalties are recorded in other expense or income, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statements of operations. For the years ended December 31, 2011 and 2010, the Company has accrued interest and penalties related to unrecognized tax benefits of $1.0 million and $1.0 million, respectively. Interest and penalties of $(0.0) million, $(0.6) million and $(0.3) million were recognized in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statute of limitations related to the consolidated Federal income tax return is closed for all years up to and including 2007. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2006.

Due to the potential for resolution of a foreign examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $0.7 million.

(12) EQUITY

Equity Offering

On September 16, 2009, the Company issued 16.1 million shares of common stock for $3.80 per share in a registered public offering. The Company received net proceeds of $56.6 million after deducting underwriting fees and other offering costs of $4.5 million.

Share Repurchase Program

In November 2011, the Company’s Board of Directors authorized a repurchase plan under Rule 10b-18 and Rule 10b5-1 to acquire up to $50.0 million of the Company’s common stock in accordance with pricing guidelines approved by the Company’s Board of Directors.

Share-based Compensation Expense

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $7.5 million, $7.6 million and $8.1 million, respectively.

Employee Stock Plan

At December 31, 2009, the Company had outstanding stock awards under five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan; the Entegris, Inc. Outside Directors’ Option Plan and three former Mykrolis stock option plans assumed by the Company on August 10, 2005; the 2001 Equity Incentive Plan; the 2003 Employment Inducement and Acquisition Stock Option Plan; and the 2001 Non-Employee Director Stock Option Plan. On December 17, 2009, the Company’s Board of Directors approved the 2010 Stock Plan, subject to the approval of the Company’s stockholders. On May 5, 2010, the stockholders approved the 2010 Stock Plan. The 2010 Stock Plan replaced the above existing plans for future stock awards and stock option grants. Subsequent to the replacement of the prior plans on May 5, 2010, no awards were made under the prior plans, and no future awards will be made under the prior plans.

2010 Stock Plan: The 2010 Stock Plan is a stockholder approved plan that provides for the issuance of stock options and other share-based awards to selected employees, directors, and other individuals or entities who provide services to the Company or its affiliates. The 2010 Stock Plan has a term of ten years. Under the 2010 Stock Plan, the Board of Directors or a committee selected by the Board of Directors will determine for each award, the term, price, number of shares, rate at which each award is exercisable and whether restrictions are imposed on the shares subject to the awards. The exercise price for option awards generally may not be less than the fair market value per share of the underlying common stock on the date granted. The 2010 Stock Plan allows that after December 31, 2009 any stock awards that were awarded from the expired plans mentioned above that are forfeited, expired or otherwise terminate without issuance of such stock award again be available for issuance under the 2010 Stock Plan.

General Option Information

Option activity for the 2010 Stock Plan and predecessor plans for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011		2010		2009
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	5,001	$6.25	6,663	$6.80	6,689	$8.30
Granted	511	8.75	746	5.42	1,545	1.13
Exercised	(1,698)	5.95	(1,190)	4.68	(46)	4.80
Canceled	(253)	9.41	(1,218)	10.31	(1,525)	7.67

Options outstanding, end of year	3,561	$6.53	5,001	$6.25	6,663	$6.80
Options exercisable, end of year	2,078	$7.53	3,013	$8.15	4,595	$8.75

Options outstanding for the Company’s stock plans at December 31, 2011 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$1.13 to $3.08 $4.61 to $7.68	810 1,295	4.1 years 3.9 years	$1.18 6.13	303 830	$1.21 6.52
$7.69 to $9.22	859	4.6 years	8.62	348	8.42
$9.23 to $15.38	597	1.5 years	11.63	597	11.63

	3,561	3.7 years		2,078

The weighted average remaining contractual term for options outstanding and exercisable for all plans at December 31, 2011 was 3.7 years and 2.7 years, respectively.

For all plans, the Company had shares available for future grants of 8.6 million shares, 9.5 million shares, and 9.3 million shares at December 31, 2011, 2010 and 2009, respectively.

For all plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010 was $5.0 million and $2.1 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $8.73 at December 31, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $9.6 million and $4.2 million for options outstanding and options exercisable, respectively.

Employee Stock Purchase Plan

The Company maintains the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4.0 million common shares are reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. As of December 31, 2011, 2.9 million shares had been issued under the ESPP. At December 31, 2011, 1.1 million shares remained available for issuance under the ESPP. Employees purchased 0.4 million shares, 0.4 million shares, and 0.6 million shares, at a weighted-average price of $4.35, $2.88, and $1.90 during the years ended December 31, 2011, 2010 and 2009, respectively.

The table below sets forth the amount of cash received by the Company from the exercise of stock options and employee contributions to the ESPP during the years ended December 31, 2011, 2010 and 2009:

(In millions)	2011	2010	2009
Exercise of stock options and employee contributions to the ESPP	$11.7	$6.8	$1.3

Restricted Stock Awards

Restricted stock awards are awards of common stock made under the 2010 Stock Plan and predecessor plans that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense for restricted stock awards is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

(Shares in thousands)	2011		2010		2009
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	2,738	$4.43	3,263	$3.74	1,551	$9.06
Granted	795	8.65	1,205	5.75	2,690	1.92
Vested	(1,087)	5.22	(1,640)	4.04	(851)	7.32
Forfeited	(148)	4.89	(90)	4.11	(127)	6.12

Unvested, end of year	2,298	$5.49	2,738	$4.43	3,263	$3.74

The weighted average remaining contractual term for unvested restricted shares at December 31, 2011 and 2010 was 2.0 years and 2.3 years, respectively.

As of December 31, 2011, the total compensation cost related to unvested stock options and restricted stock awards not yet recognized was $3.0 million and $8.6 million, respectively, that is expected to be recognized over the next 2.6 years on a weighted-average basis.

Valuation and Expense Information

The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan accounted for under ASC 718 for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Cost of sales	$650	$604	$704
Engineering, research and development expenses	566	476	482
Selling, general and administrative expenses	6,303	6,523	6,865

Share-based compensation expense	7,519	7,603	8,051
Tax benefit	2,805	2,836	—

Share-based compensation expense, net of tax	$4,714	$4,767	$8,051

Stock Options

Share-based payment awards in the form of stock option awards for 0.5 million, 0.7 million and 1.5 million options were granted to employees during the years ended December 31, 2011, 2010, and 2009. Compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718. The awards vest annually over a three-year or four-year period and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2011, 2010 and 2009:

Employee stock options:	2011	2010	2009
Volatility	79.3%	75.2%	53.9%
Risk-free interest rate	1.8%	2.1%	1.6%
Dividend yield	0%	0%	0%
Expected life	4 years	3.9 years	4 years
Weighted average fair value per option	$5.14	$3.25	$0.48

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

(13) BENEFIT PLANS

401(k) Plan The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches employees’ contributions to a maximum match of 4% of the employee’s eligible wages. During the first quarter of 2009, the Company reduced by one-half its match of employee contributions; later in the quarter the match of employee contributions was eliminated in full for the remainder of the year. The Company’s matching contribution was reinstated beginning in January 2010. In addition to the matching contribution, the Company’s Board of Directors may, at its discretion, declare a profit sharing contribution as a percentage of eligible wages based on the Company’s worldwide operating results. This profit sharing provision was suspended in 2008 and has not been reinstated. The employer profit sharing and matching contribution expense under the Plan was $3.2 million, $2.5 million and $0.4 million in the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Defined Benefit Plans The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.

In the third quarter of 2011, the Company’s Japan defined benefit pension plan (the Plan) was amended. Under the amendment, employees will no longer accrue benefits under the Plan and instead will participate in a defined contribution arrangement from the date on which their benefits under the Plan were frozen. The Company remeasured the projected benefit obligation and plan assets of the amended plan, which resulted in a $4.7 million reduction in the Company’s pension liability. In addition, the Plan’s assets of $5.7 million were used to settle a portion of the defined benefit pension liability associated with the plan. The Company’s remaining pension liability associated with the Plan is $13.9 million as of December 31, 2011. The Company recognized a curtailment gain of $0.7 million in connection with this amendment in the third quarter of 2011 that is classified within “Selling, general, and administrative expenses” in the Company’s consolidated statements of operations.

The tables below set forth the Company’s estimated funded status as of December 31, 2011 and 2010:

	0000000	0000000
(In thousands)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of period	$26,515	$21,796
Acquisitions	16	—
Service cost	1,268	1,654
Interest cost	290	319
Actuarial losses	(27)	769
Benefits paid	(2,596)	(899)
Curtailments	(4,675)	—
Settlements	(5,710)	—
Foreign exchange impact	1,283	2,876

Benefit obligation at end of period	16,364	26,515

Change in plan assets:
Fair value of plan assets at beginning of period	6,040	4,681
Return on plan assets	(36)	(5)
Employer contributions	866	1,153
Benefits paid	(1,133)	(444)
Settlements	(5,511)	—
Foreign exchange impact	131	655

Fair value of plan assets at end of period	357	6,040

Funded status:
Plan assets less than benefit obligation	(16,007)	(20,475)

Net amount recognized	$(16,007)	$(20,475)

Amounts recognized in the consolidated balance sheet consist of:

	0000000	0000000
(In thousands)	2011	2010
Current liability	$—	$(245)
Noncurrent liability	(16,007)	(20,230)
Accumulated other comprehensive loss, net of taxes	764	3,150

Amounts recognized in accumulated other comprehensive loss, net of tax consist  of:

	0000000	0000000
(In thousands)	2011	2010
Net actuarial loss	$648	$3,765
Prior service cost	295	1,196
Unrecognized transition obligation	(13)	(14)

Gross amount recognized	930	4,947
Deferred income taxes	(166)	(1,797)

Net amount recognized	$764	$3,150

Information for pension plans with an accumulated benefit obligation in excess  of plan assets:

	0000000	0000000
(In thousands)	2011	2010
Projected benefit obligation	$16,364	$26,515
Accumulated benefit obligation	15,280	23,069
Fair value of plan assets	357	6,040

The components of the net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

(In thousands)	2011	2010	2009
Pension benefits:
Service cost	$1,268	$1,654	$1,520
Interest cost	290	319	350
Expected return on plan assets	(65)	(76)	(72)
Amortization of prior service cost	126	163	153
Amortization of net transition obligation	(1)	(1)	(1)
Amortization of plan loss	49	247	222
Recognized actuarial net loss	1	—	—
Acquisition	16	—	—
Curtailments	(726)	—	(71)

Net periodic pension benefit cost	$958	$2,306	$2,101

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is as follows:

(In thousands)
Transition obligation	$(1)
Prior service cost	18
Net actuarial loss	21

$38

Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2011, 2010 and 2009 are presented in the following table as weighted-averages:

	2011	2010	2009
Benefit obligations:
Discount rate	1.40%	1.29%	1.40%
Rate of compensation increase	4.22%	5.23%	5.21%
Net periodic benefit cost:
Discount rate	1.38%	1.36%	1.74%
Rate of compensation increase	5.14%	5.26%	6.38%
Expected return on plan assets	1.52%	1.53%	1.49%

The plans’ expected return on assets as shown above is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions. The discount rate primarily used by the Company is based on market yields at the valuation date on government bonds as well as the estimated maturity of benefit payments.

Plan Assets

At December 31, 2011, the Company’s pension plan assets are deposited in Bank of Taiwan in the form of money market funds, where Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit.

At December 31, 2010, the majority of the Company’s pension plan assets were invested in a Japanese insurance company’s investment funds, which consist mainly of equity and debt securities. The remaining portion of the Company’s plan assets was deposited in Bank of Taiwan, the assigned funding vehicle for the statutory retirement benefit.

The fair value measurements of the Company’s pension plan assets at December 31, 2011, by asset category are as follows:

(in thousands) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Taiwan Plan assets (a)	$357	$357	—	—

	$357	$357	—	—

(a)	This category includes investments in the government of Taiwan's pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.

The fair value measurements of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

(in thousands) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Japan Plan assets (a)	$5,685	$—	$5,685	—
Taiwan Plan assets (b)	355	355	—	—

	$6,040	$355	$5,685	—

(a)	The Company selects a pre-packaged portfolio pooled investment fund that is conservative. This fund includes investments that are both U.S. and non-U.S. in nature in approximately 51% equities, 39% bonds, and 10% other investments to boost earnings in the medium and long terms, while adopting a flexible hedging approach to reduce risk.
(b)	This category includes investments in the government of Taiwan's pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.

Cash Flows

The Company expects to make the following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Contributions	Payments
2012	$8	$25
2013	—	23
2014	—	306
2015	—	345
2016	—	229
Years 2017-2021	—	2,412

(14) FAIR VALUE MEASUREMENTS

Generally accepted accounting principles establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

Level 1—Quoted prices in active markets accessible at the reporting date for identical assets and liabilities.

Level 2—Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3—Prices or valuations that require inputs that are significant to the valuation and are unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010.

	$14,60500	$14,60500	$14,60500	$14,60500	$14,60500	$14,60500	$14,60500	$14,60500
	December 31, 2011				December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$14,605	$—	$14,605	$—	$—	$—	$—
Money market fund deposits	83,320	—	—	83,320	10,075	—	—	10,075

Total assets measured and recorded at fair value	$83,320	$14,605	$—	$97,925	$10,075	$—	$—	$10,075

Liabilities:
Derivative financial instruments
Foreign exchange forward contracts	$—	$491	$—	$491	$—	$—	$—	$—

Total liabilities measured and recorded at fair value	$—	$491	$—	$491	$—	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

In the second quarter of 2011, the Company recorded a gain of $1.5 million on the sale of an equity investment that was classified within “other income, net” in the consolidated statements of operations. The gain comprised two components—a $0.2 million loss related to the disposition of the equity interest and a $1.7 million gain related to the cumulative translation reclassification adjustment associated with the equity method investee. The carrying value of the investment at the time of the sale was $4.1 million. The Company received assets recorded at fair value of $3.9 million ($1.8 million of cash, $0.4 million of equipment, and $1.7 million of intangible assets) resulting in the $0.2 million loss. The fair value measurement of the intangible assets received was based on valuations involving significant unobservable inputs, generally utilizing the market approach, or Level 3 in the fair value hierarchy.

In 2010, the Company recorded an other-than-temporary impairment of $2.2 million related to an equity investment. The fair value of the investment after impairment was $4.1 million at December 31, 2010 and is classified as a Level 3 investment in the fair value hierarchy. The fair value measurement of the equity investment was based on a valuation involving significant unobservable inputs, generally utilizing the market approach.

In 2009, the Company recorded other-than-temporary impairment of $1.0 million related to an equity investment. The fair value after impairment was zero for the individual investment at December 31, 2009 and is classified as Level 3 investments in the fair value hierarchy. The fair value measurements of the Company’s equity investments are based on valuations involving significant unobservable inputs, generally utilizing the market approach.

The fair value measurements of the assets acquired and liabilities assumed in the acquisition of Pureline as described in Note 2 to the consolidated financial statements were generally based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

(15) EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to Entegris, Inc. by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share

(In thousands)	2011	2010	2009
Basic earnings (loss) per share—Weighted common shares outstanding	134,685	131,685	117,321
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	1,538	1,489	—

Diluted earnings (loss) per share—Weighted common shares outstanding	136,223	133,174	117,321

We excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2011, 2010 and 2009:

(In millions)	2011	2010	2009
Shares excluded from calculations of diluted EPS	1.5	3.8	6.3

(16) SEGMENT INFORMATION

The Company’s financial reporting segments are: Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD).

•	CCS: provides a wide range of products and subsystems that purify, monitor and deliver critical liquids and gases used in the semiconductor manufacturing process.

•	ME: provides products that protect wafers, reticles and electronic components at various stages of transport, processing and storage.

•

SMD: provides specialized graphite components used in semiconductor equipment and offers low-temperature, plasma-enhanced chemical vapor deposition coatings of critical components of semiconductor manufacturing equipment used in various stages of the manufacturing process.

Intersegment sales are not significant. Corporate assets consist primarily of cash and cash equivalents, short-term investments, assets held for sale, investments, deferred tax assets and deferred tax charges.

Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions, as well as amortization of intangible assets, charges for the fair market value write-up of acquired inventory sold and restructuring charges before interest expense, income taxes and equity in earnings of affiliates.

Beginning in 2011, the Company changed its management reporting structure for a particular department. The expenses of this department, consisting mainly of engineering, research and development expenses, are now included in the determination of ME’s segment profit. These expenses had previously been included in the determination of SMD’s segment profit. Accordingly, the Company has adjusted the corresponding items of segment information for 2010 and 2009.

Summarized financial information for the Company’s reportable segments is shown in the following table:

(In thousands)	2011	2010	2009
Net sales:
CCS	$483,958	$435,858	$241,163
ME	182,150	182,485	111,465
SMD	83,151	70,073	46,016

Total net sales	$749,259	$688,416	$398,644

(In thousands)	2011	2010	2009
Segment profit:
CCS	$140,313	$122,891	$29,118
ME	29,959	38,930	2,153
SMD	18,255	11,080	4,257

Total segment profit	$188,527	$172,901	$35,528

(In thousands)	2011	2010	2009
Total assets:
CCS	$213,477	$222,015	$194,051
ME	89,642	95,999	84,782
SMD	94,191	108,872	120,377
Corporate	327,353	174,499	105,462

Total assets	$724,663	$601,385	$504,672

(In thousands)	2011	2010	2009
Depreciation and amortization:
CCS	$15,682	$18,632	$22,325
ME	7,859	7,781	10,093
SMD	10,694	11,113	11,929
Corporate	2,829	3,672	5,780

Total depreciation and amortization	$37,064	$41,198	$50,127

(In thousands)	2011	2010	2009
Capital expenditures:
CCS	$16,170	$11,043	$7,818
ME	8,618	2,175	3,406
SMD	3,039	1,368	459
Corporate	2,440	2,208	1,479

Total capital expenditures	$30,267	$16,794	$13,162

The following table reconciles total segment profit to operating income:

(In thousands)	2011	2010	2009
Total segment profit	$188,527	$172,901	$35,528
Amortization of intangibles	(10,225)	(13,231)	(19,237)
Restructuring charges	—	—	(15,463)
Charge for fair value mark-up of acquired inventory sold	—	—	(4,553)
Unallocated general and administrative expenses	(51,424)	(53,243)	(45,203)

Operating income (loss)	$126,878	$106,427	$(48,928)

The following table presents amortization of intangibles, restructuring charges and charges for fair value mark-up of acquired inventory sold for each of the Company’s segments for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Amortization of intangibles:
CCS	$4,588	$7,553	$13,201
ME	406	416	647
SMD	5,231	5,262	5,389

	$10,225	$13,231	$19,237

(In thousands)	2011	2010	2009
Restructuring charges:
CCS	$—	$—	$2,713
ME	—	—	7,375
SMD	—	—	299
Corporate	—	—	5,076

	$—	$—	$15,463

(In thousands)	2011	2010	2009
Charge for fair value mark-up of acquired inventory sold:
CCS	$—	$—	$488
SMD	—	—	4,065

	$—	$—	$4,553

The following table summarizes total net sales, based upon the country to which sales to external customers were made for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Net sales:
United States	$213,671	$193,408	$114,009
Japan	140,657	125,372	74,214
Germany	33,020	27,879	13,331
Taiwan	116,007	109,667	64,907
Singapore	28,337	31,432	16,614
South Korea	76,888	64,514	30,960
China	40,080	44,855	19,332
Other	100,599	91,289	65,277

	$749,259	$688,416	$398,644

The following table summarizes property, plant and equipment attributed to significant countries for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Property, plant and equipment:
United States	$59,444	$60,337	$69,652
Japan	29,295	28,986	27,817
Malaysia	30,328	26,349	26,204
Other	11,487	11,053	11,758

	$130,554	$126,725	$135,431

In the years ended December 31, 2011, 2010 and 2009, no single customer accounted for ten percent or more of net sales.

(17) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial statements. The Company expenses legal costs as incurred.

(18) QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	April 2, 2011	July 2, 2011	October1, 2011	December 31, 2011
Net sales	$203,125	$209,198	$173,014	$163,922
Gross profit	88,345	95,143	74,828	67,614
Net income attributable to Entegris, Inc.	29,175	32,522	21,988	40,161
Basic income per share attributable to Entegris, Inc.	0.22	0.24	0.16	0.30
Diluted income per share attributable to Entegris, Inc.	0.22	0.24	0.16	0.29

	Fiscal quarter ended
(In thousands, except per share data)	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$160,511	$167,575	$178,230	$182,100
Gross profit	73,151	77,127	79,856	80,509
Net income attributable to Entegris, Inc.	16,550	18,385	22,418	27,003
Basic income per share attributable to Entegris, Inc.	0.13	0.14	0.17	0.20
Diluted income per share attributable to Entegris, Inc.	0.12	0.14	0.17	0.20