Form 10-Q
period 2012-03-31
ENTEGRIS INC
filed 2012-04-27
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2012
Common Stock, $0.01 par value per share	137,259,781 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, ”International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$266,931	$273,593
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,642 and $1,037	118,322	107,223
Inventories	100,533	93,937
Deferred tax assets, deferred tax charges and refundable income taxes	15,306	15,805
Assets held for sale	5,998	5,998
Other current assets	7,510	6,443

Total current assets	514,600	502,999

Property, plant and equipment, net of accumulated depreciation of $249,301 and $238,688	132,721	130,554

Other assets:
Investments	3,867	3,831
Intangible assets, net	54,126	56,453
Deferred tax assets and other noncurrent tax assets	24,859	25,119
Other	5,481	5,707

Total assets	$735,654	$724,663

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	38,822	30,609
Accrued payroll and related benefits	20,278	30,887
Other accrued liabilities	17,287	16,954
Deferred tax liabilities and income taxes payable	8,837	14,144

Total current liabilities	85,224	92,594

Pension benefit obligations and other liabilities	17,933	19,868
Deferred tax liabilities and other noncurrent tax liabilities	3,999	3,963

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 137,259,106 and 135,820,588	1,373	1,358
Additional paid-in capital	794,047	788,673
Retained deficit	(207,907)	(225,766)
Accumulated other comprehensive income	40,985	43,973

Total equity	628,498	608,238

Total liabilities and equity	$735,654	$724,663

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
(In thousands, except share and per share data)	March 31, 2012	April 2, 2011
Net sales	$175,403	$203,125
Cost of sales	99,159	114,780

Gross profit	76,244	88,345
Selling, general and administrative expenses	35,048	35,790
Engineering, research and development expenses	11,989	12,532
Amortization of intangible assets	2,450	2,689

Operating income	26,757	37,334
Interest income	(38)	(12)
Interest expense	36	165
Other income, net	(162)	(428)

Income before income taxes and equity in affiliates	26,921	37,609
Income tax expense	9,065	8,273
Equity in net income of affiliates	(3)	(239)

Net income	17,859	29,575
Less net income attributable to noncontrolling interest	—	400

Net income attributable to Entegris, Inc.	$17,859	$29,175

Amounts attributable to Entegris, Inc.:
Basic net income per common share:	$0.13	$0.22
Diluted net income per common share:	$0.13	$0.22

Weighted shares outstanding:
Basic	136,603	133,699
Diluted	138,046	135,444

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Net income	$17,859	$29, 575

Other comprehensive income, net of tax
Foreign currency translation adjustments	(2,981)	1,076
Pension liability adjustments, net of income tax expense of $0 and $23	(7)	78

Other comprehensive income	(2,988)	1,154

Comprehensive income	14,871	30,729
Less comprehensive income attributable to the noncontrolling interest	—	620

Comprehensive income attributable to Entegris, Inc.	$14,871	$30,109

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total
Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013
Shares issued under stock plans	1,427	14	2,913	—	—	—	2,927
Share-based compensation expense	—	—	1,922	—	—	—	1,922
Tax benefit associated with stock plans			114				114
Pension liability adjustment, net of tax	—	—	—	—	78	—	78
Foreign currency translation	—	—	—	—	856	220	1,076
Net income	—	—	—	29,175	—	400	29,575

Balance at April 2, 2011	134,328	$1,343	$770,816	$(320,437)	$42,969	$5,014	$499,705

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total
Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$43,973	$608,238
Shares issued under stock plans	1,438	15	3,321	—	—	3,336
Share-based compensation expense	—	—	1,763	—	—	1,763
Tax benefit associated with stock plans	—	—	290	—	—	290
Pension liability adjustment, net of tax	—	—	—	—	(7)	(7)
Foreign currency translation	—	—	—	—	(2,981)	(2,981)
Net income	—	—	—	17,859	—	17,859

Balance at March 31, 2012	137,259	$1,373	$794,047	$(207,907)	$40,985	$628,498

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Operating activities:
Net income	$17,859	$29,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,487	6,819
Amortization	2,450	2,689
Share-based compensation expense	1,763	1,922
Other	2,161	303
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(12,811)	(10,130)
Inventories	(7,506)	724
Accounts payable and accrued liabilities	(279)	(15,585)
Other current assets	(1,068)	132
Income taxes payable and refundable income taxes	(4,678)	(3,559)
Other	(4,004)	(1,763)

Net cash provided by operating activities	374	11,127

Investing activities:
Acquisition of property, plant and equipment	(10,605)	(6,744)
Other	3	(510)

Net cash used in investing activities	(10,602)	(7,254)

Financing activities:
Issuance of common stock	3,336	2,927
Other	290	114

Net cash provided by financing activities	3,626	3,041

Effect of exchange rate changes on cash and cash equivalents	(60)	1,710

(Decrease) increase in cash and cash equivalents	(6,662)	8,624
Cash and cash equivalents at beginning of period	273,593	133,954

Cash and cash equivalents at end of period	$266,931	$142,578

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations Entegris, Inc. (Entegris or the Company) is a leading provider of a wide range of products for purifying, protecting and transporting critical materials used in processing and manufacturing in the semiconductor and other high-technology industries.

Principles of Consolidation The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, and intangibles, accrued expenses and income taxes and related accounts, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of March 31, 2012 and December 31, 2011, the results of operations and comprehensive income for the three months ended March 31, 2012 and April 2, 2011, and equity and cash flows for the three months ended March 31, 2012 and April 2, 2011.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 is effective for the Company in the first quarter of 2012. Adoption of this ASU relates to the presentation of financial information.

Other ASUs issued not effective for the Company until after March 31, 2012 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	March 31, 2012	December 31, 2011
Raw materials	$27,381	$26,385
Work-in process	13,568	12,258
Finished goods(a)	59,025	54,688
Supplies	559	606

Total inventories	$100,533	$93,937

(a)	Includes consignment inventories held by customers for $5,779 and $5,157 at March 31, 2012 and December 31, 2011, respectively.

3. INCOME TAXES

Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the three months ended March 31, 2012 and April 2, 2011 as follows:

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Expected federal income tax at statutory rate	$9,423	$13,107
Effect of foreign source income	(447)	(620)
Valuation allowance	15	(3,596)
Other items, net	74	(618)

Income tax expense	$9,065	$8,273

4. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share.

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Basic—weighted common shares outstanding	136,603	133,699
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,443	1,745

Diluted—weighted common shares and common shares equivalent outstanding	138,046	135,444

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 31, 2012 and April 2, 2011:

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Shares excluded from calculations of diluted EPS	1,535	2,182

5. FAIR VALUE

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market.

	March 31, 2012				December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$71,088	$—	$71,088	$—	$14,605	$—	$14,605
Money market fund deposits	31,842	—	—	31,842	83,320	—	—	83,320

Total assets measured and recorded at fair value	$31,842	$71,088	$—	$102,930	$83,320	$14,605	$—	$97,925

Liabilities:
Derivative financial instruments
Foreign exchange forward contracts	$—	$1,011	$—	$1,011	$—	$491	$—	$491

Total liabilities measured and recorded at fair value	$—	$1,011	$—	$1,011	$—	$491	$—	$491

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

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Net sales
CCS	$115,552	$132,244
ME	40,705	48,182
SMD	19,146	22,699

Total net sales	$175,403	$203,125

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Segment profit
CCS	$32,069	$39,760
ME	5,528	8,379
SMD	4,668	4,976

Total segment profit	$42,265	$53,115

The following table reconciles total segment profit to operating income:

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Total segment profit	$42,265	$53,115
Amortization of intangibles	(2,450)	(2,689)
Unallocated general and administrative expenses	(13,058)	(13,092)

Operating income	$26,757	$37,334

The following table presents amortization of intangibles for the Company’s reportable segments:

	Three months ended
(In thousands)	March 31, 2012	April 2, 2011
Amortization of intangibles
CCS	$1,084	$1,236
ME	58	145
SMD	1,308	1,308

	$2,450	$2,689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2012 end March 31, 2012, June 30, 2012, September 29, 2012 and December 31, 2012. Unaudited information for the three months ended March 31, 2012 and April 2, 2011 and the financial position as of March 31, 2012 and December 31, 2011 are included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties and to the cautionary statement set forth above. These forward-looking statements could differ materially from actual results. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, which are included elsewhere in this report.

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

Overall Summary of Financial Results for the Three Months Ended March 31, 2012

For the three months ended March 31, 2012, net sales decreased by $27.7 million, or 14%, to $175.4 million compared to $203.1 million for the three months ended April 2, 2011. The year-over-year decline in net sales primarily reflected the slowdown in semiconductor industry capital spending that began in the latter half of 2011. On a sequential basis, net sales increased 7% from $163.9 million in the fourth quarter of 2011.

Primarily reflecting the year-over-year sales decrease, the Company reported a correspondingly lower gross profit in the first quarter of 2012, as the Company’s gross margin rate of 43.5% matched that of the year-ago period. Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, declined 3% for the first quarter 2012 when compared to the first quarter of 2011, slightly offsetting the decrease in gross profit.

The Company’s effective tax rate rose to 33.7% in 2012, compared to 22.0% in 2011. The effective tax rate in 2011 included a $3.6 million benefit associated with a decrease in the Company’s U.S. deferred tax asset valuation allowance.

As a result of the aforementioned factors, the Company reported net income attributable to the Company of $17.9 million, or $0.13 per diluted share, for the quarter ended March 31, 2012 compared to net income attributable to the Company of $29.2 million, or $0.22 per diluted share, for the quarter ended April 2, 2011.

During the first quarter of 2012, the Company’s operating activities provided cash flow of $0.4 million. Capital expenditures were $10.6 million for the quarter. Cash and cash equivalents were $266.9 million at March 31, 2012 compared with $273.6 million at December 31, 2011. The Company had no outstanding short-term or long-term debt at March 31, 2012 or December 31, 2011.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to accounts receivable-related valuation allowances, inventory valuation, impairment of long-lived assets, income taxes and share-based compensation. There have been no material changes in these aforementioned critical accounting policies.

Three Months Ended March 31, 2012 Compared to Three Months Ended April 2, 2011

The following table compares operating results for the three months ended March 31, 2012 with results for the three months ended April 2, 2011 and December 31, 2011, both in absolute dollars and as a percentage of net sales, for each caption.

	Three Months Ended
(Dollars in thousands)	March 31, 2012		April 2, 2011		December 31, 2011
Net sales	$175,403	100.0%	$203,125	100.0%	$163,922	100.0%
Cost of sales	99,159	56.5	114,780	56.5	96,308	58.8

Gross profit	76,244	43.5	88,345	43.5	67,614	41.2
Selling, general and administrative expenses	35,048	20.0	35,790	17.6	32,398	19.8
Engineering, research and development expenses	11,989	6.8	12,532	6.2	11,029	6.7
Amortization of intangible assets	2,450	1.4	2,689	1.3	2,462	1.5

Operating income	26,757	15.3	37,334	18.4	21,725	13.3
Interest (income) expense, net	(2)	(0.0)	153	0.1	9	0.0
Other income, net	(162)	(0.1)	(428)	(0.2)	(102)	(0.1)

Income before income taxes and equity in net income of affiliates	26,921	15.3	37,609	18.5	21,818	13.3
Income tax expense	9,065	5.2	8,273	4.1	(18,333)	11.2
Equity in net income of affiliates	(3)	(0.0)	(239)	(0.1)	(10)	(0.0)

Net income	$17,859	10.2	$29,575	14.6	$40,161	24.5

Net sales For the three months ended March 31, 2012, net sales declined by $27.7 million, or 14%, to $175.4 million compared to $203.1 million for the three months ended April 2, 2011. The year-over-year decline in net sales primarily reflected the slowdown in semiconductor industry capital spending that began in the latter half of 2011. Each of the Company’s operating segments experienced net sales decreases, as described in further detail below.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products decreased 8%, while sales of capital-driven products fell 24%. Sales of unit-driven products represented 65% of total sales and capital-driven products represented 35% of total sales in the quarter ended March 31, 2012. For the first and fourth quarters of 2011, this split was 61%/39% and 64%/36%, respectively. This shift in relative demand for capital-driven products reflects lower capital spending by semiconductor customers for capacity-related products.

The effect of foreign currency translation on net sales was insignificant for the period as movements of international currencies versus the U.S. dollar were nominal. On a geographic basis, total sales to North America were 32%, Asia (excluding Japan) 36%, Europe 13% and Japan 19% compared to prior year first quarter figures of North America 27%, Asia (excluding Japan) 40%, Europe 16% and Japan 17%. Sales in North America and Japan were essentially unchanged from a year ago, while increased in Asia (excluding Japan) and Europe fell 22% and 32%, respectively, in the first quarter of 2012 compared to a year ago.

On a sequential basis, revenues rose 7% from $163.9 million in the fourth quarter of 2011. Sales of unit-driven products increased 8%, while sales of capital-driven products rose 4%. On a geographic basis, net sales to North America, Europe and Asia increased 16%, 7% and 4%, respectively, while sales to Japan were flat. The sequential sales increase included an unfavorable foreign currency translation effect of $0.5 million, due primarily to the quarter-over-quarter weakening of the Japanese yen and Euro versus the U.S. dollar. Excluding this factor, net sales rose 7% on a sequential quarter basis.

Gross profit Gross profit in the three months ended March 31, 2012 decreased to $76.2 million, down from $88.3 million for the three months ended April 2, 2011. The year-over-year sales decrease primarily accounted for the decline in gross profit, as the gross margin rate for the first quarter of both 2012 and 2011 was 43.5%. Slightly reduced factory utilization was offset by reduced overhead costs.

On a sequential basis, gross profit increased 13%, or $8.6 million, from the fourth quarter of 2011. The gross margin rate of 43.5% for the first quarter of 2012 compared to 41.2% for the fourth quarter of 2011. The gross profit improvement tracked the increase in net sales, with the increase in the gross margin rate mainly reflecting improved factory utilization.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were $35.0 million in the three months ended March 31, 2012, down 2% from the comparable three-month period a year earlier. Reflecting the decrease in net sales, SG&A expenses as a percent of net sales rose to 20.0% from 17.6% a year earlier. Employee costs, which make up about two-thirds of overall SG&A expenses, decreased $0.2 million, while travel-related expenditures declined $0.5 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $12.0 million in the three months ended March 31, 2012 compared to $12.5 million in the year-ago period. ER&D expenses as a percent of net sales increased to 6.8% from 6.2%, indicative of the decrease in net sales. The decrease in ER&D expense was due to lower employee costs ($0.2 million) and lower ER&D project costs ($0.4 million).

Amortization of intangible assets Amortization of intangible assets was $2.5 million in the three months ended March 31, 2012 compared to $2.7 million in the year-ago period.

Other income, net Other income, net was $0.2 million in the three months ended March 31, 2012. Other income, net was $0.4 million in the year-ago period, mainly reflecting foreign currency transaction gains.

Income tax expense The Company recorded income tax expense of $9.1 million in the three months ended March 31, 2012 compared to income tax expense of $8.3 million in the three months ended April 2, 2011. The effective tax rate was 33.7% in the 2012 period, compared to 22.0% in the 2011 period.

In 2012, the Company’s effective tax rate was lower than the U.S. statutory rate mainly due to lower tax rates in certain of the Company’s taxable jurisdictions.

In 2011, the Company’s effective tax rate was lower than the U.S. statutory rate mainly due to the $3.6 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company would realize certain deferred tax assets related to current taxes payable and thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate also benefitted from lower tax rates in certain of the Company’s taxable jurisdictions.

Net income attributable to Entegris, Inc. The Company recorded net income of $17.9 million, or $0.13 per diluted share, in the three-month period ended March 31, 2012 compared to net income of $29.2 million, or $0.22 per diluted share, in the three-month period ended April 2, 2011. The decrease mainly reflects the Company’s lower net sales and corresponding decrease in gross profit.

Non-GAAP Measures Information The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company's business and results of operations. See “Non-GAAP Information” included below in this section for additional detail, including the reconciliation of GAAP measures to the Company’s non-GAAP measures.

The Company’s non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share (EPS).

Adjusted EBITDA decreased 24% to $35.7 million in the three-month period ended March 31, 2012, compared to $46.8 million in the three-month period ended April 2, 2011. Adjusted EBITDA, as a percent of net sales, decreased to 20.3% from 23.1% a year earlier. Adjusted Operating Income decreased 27% to $29.2 million in the three-month period ended March 31, 2012, compared to $40.0 million in the three-month period ended April 2, 2011. Adjusted Operating Income, as a percent of net sales, decreased to 16.7% from 19.7% a year earlier. Non-GAAP Earnings Per Share decreased 39% to $0.14 in the three-month period ended March 31, 2012, compared to $0.23 in the three-month period ended April 2, 2011.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 6 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the five quarters ended March 31, 2012:

	Three months ended
(In thousands)	March 31, 2012	December 31, 2011	October 1, 2011	July 2, 2011	April 2, 2011
Contamination Control Solutions
Net sales	$115,552	$105,062	$110,015	$136,637	$132,244
Segment profit	32,069	26,082	29,522	44,948	39,760
Microenvironments
Net sales	$40,705	$40,116	$42,738	$51,114	$48,182
Segment profit	5,528	6,201	6,790	8,589	8,379
Specialty Materials
Net sales	$19,146	$18,744	$20,261	$21,447	$22,699
Segment profit	4,668	4,340	4,675	4,264	4,976

Contamination Control Solutions (CCS)

For the first quarter of 2012, CCS net sales decreased 13% to $115.6 million, from $132.2 million in the comparable period last year. The year-over-year sales decrease reflected a sharp decline in the sale of CCS’s capital-driven products, offset by a slight improvement in the segment’s unit-driven sales. The decrease in sales volume, along with a flat gross margin rate and operating expense levels, led CCS to report a segment profit of $32.1 million in the first quarter of 2012, down 19% from the $39.8 million segment profit in the year-ago period.

Led by improved sales of fluid handling components and systems, and liquid filtration products, CCS sales were up 10% on a sequential basis from the fourth quarter of 2011. The sales increase, accompanied by an improved gross margin, offset higher operating expenses as the segment reported a 23% increase in segment profit.

Microenvironments (ME)

For the first quarter of 2012, ME net sales decreased 16% to $40.7 million, from $48.2 million in the comparable period last year. The revenue decline primarily reflected lower sales of shipper and 200mm wafer process products. ME reported a segment profit of $5.5 million in the first quarter of 2012 compared to a $8.4 million segment profit in the year-ago period. The sales decline, as well as a lower gross margin, led to the decline in segment profit. Partly offsetting those factors, ME operating expenses decreased 8%, mainly due to lower selling and engineering, research and development costs.

Sales were up 1% on a sequential basis from the fourth quarter of 2011, due to improved sales of 300mm wafer process products. Due to a lower margin and higher operating expenses, the segment reported an 11% decrease in segment profit.

Specialty Materials (SMD)

For the first quarter of 2012, SMD net sales decreased 16%, to $19.1 million, from $22.7 million in the comparable period last year. The sales decrease mainly reflected lower sales of graphite-based component products. SMD reported a segment profit of $4.7 million in the first quarter of 2012, down 6%, compared to a segment profit of $5.0 million in the first quarters of 2011. An improvement in sales mix and lower operating expenses partly offset the effect of the decline in sales.

Sales were up 2% on a sequential basis from the fourth quarter of 2011. The sales increase, along with an improvement in gross margin, offset higher operating expenses, as SMD recorded an 8% increase in segment profit.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $13.1 million in the first quarter of both 2012 and 2011.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $0.4 million in the three months ended March 31, 2012. Cash generated by operating activities in the first quarter of 2012 was primarily the result of net income attributable to the Company adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact of changes in operating assets and liabilities absorbed $30.3 million in operating cash flow, mainly reflecting increases in accounts receivable and inventories, as well as a decrease in accrued liabilities.

Accounts receivable, net of foreign currency translation effects, increased by $12.8 million in the first three months of 2012. This increase reflects higher sales of the Company’s products and an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 62 days at March 31, 2012 compared to 60 days at the beginning of the year. Inventories at the end of the quarter increased by $7.5 million from December 31, 2011, after taking into account the impact of foreign currency translation effects and the provision for excess and obsolete inventory.

Accrued liabilities were $10.3 million lower than reported at December 31, 2011, mainly due to the payment of fiscal year 2011 incentive compensation during the first quarter of 2012, while accounts payable rose by $8.2 million. Working capital at March 31, 2012 stood at $429.4 million, up from $410.4 million as of December 31, 2011, and included $266.9 million in cash and cash equivalents, compared to cash and cash equivalents of $273.6 million as of December 31, 2011.

Investing activities Cash flow used in investing activities totaled $10.6 million in the three-month period ended March 31, 2012. Acquisition of property and equipment totaled $10.6 million, primarily for significant investments in equipment and tooling. Under the terms of its revolving credit facility, the Company is restricted from making annual capital expenditures in excess of $60 million. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

Financing activities Cash provided by financing activities totaled $3.6 million during the three-month period ended March 31, 2012, primarily reflecting proceeds received in connection with common shares issued under the Company’s employee stock purchase and stock option plans.

The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of March 31, 2012, the Company had no outstanding borrowings and $0.3 million undrawn on outstanding letters of credit under the revolving credit facility. Through March 31, 2012, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility.

The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $14.6 million. There were no outstanding borrowings under these lines of credit at March 31, 2012.

At March 31, 2012, the Company’s shareholders’ equity stood at $628.5 million, up 3% from $608.2 million at the beginning of the year. The increase reflected net income attributable to the Company of $17.9 million, additional paid-in capital of $1.8 million associated with the Company’s share-based compensation expense, $3.3 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, partially offset by foreign currency translation effects of $3.0 million.

As of March 31, 2012, the Company’s sources of available funds were its cash and cash equivalents of $266.9 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) net income attributable to noncontrolling interest, (2) equity in net income of affiliates, (3) income tax expense (4) other income, net, (5) interest (income) expense, net, (6) amortization of intangible assets and (7) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets and (2) the tax effect of that adjustment to net income attributable to Entegris, Inc.

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

Management believes the Company’s non-GAAP measures help indicate the Company’s baseline performance before certain gains, losses or other charges that may not be indicative of the Company’s business or future outlook and offer a useful view of business performance in that the measures provide a more consistent means of comparing performance. The Company believes the non-GAAP measures aid investors’ overall understanding of the Company’s results by providing a higher degree of transparency for such items and providing a level of disclosure that will help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that the inclusion of non-GAAP measures provides consistency in its financial reporting and facilitates investors’ understanding of the Company's historical operating trends by providing an additional basis for comparisons to prior periods.

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

Second, the Company’s non-GAAP financial measures exclude items such as amortization and depreciation that are recurring. Amortization of intangibles and depreciation have been, and will continue to be for the foreseeable future, a significant recurring expense with an impact upon the Company’s results of operations, notwithstanding the lack of immediate impact upon cash flows.

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

(In thousands)	March 31, 2012	April 2, 2011
Net sales	$175,403	$203,125

Net income attributable to Entegris, Inc.	$17,859	$29,175
Adjustments to net income attributable to Entegris, Inc.
Net income attributable to noncontrolling interest	—	400
Equity in net income of affiliates	(3)	(239)
Income tax expense	9,065	8,273
Other income, net	(162)	(428)
Interest (income) expense, net	(2)	153

GAAP – Operating income	26,757	37,334
Amortization of intangible assets	2,450	2,689

Adjusted operating income	29,207	40,023
Depreciation	6,487	6,819

Adjusted EBITDA	$35,694	$46,842

Adjusted operating margin	16.7%	19.7%
Adjusted EBITDA – as a % of net sales	20.3%	23.1%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

(In thousands)	March 31, 2012	April 2, 2011
Net income attributable to the Company	$17,859	$29,175
Adjustments to net income attributable to the Company:

Amortization of intangible assets	2,450	2,689
Tax effect of adjustments to net income attributable to the Company	(885)	(990)

Non-GAAP net income attributable to the Company	$19,424	$30,874

Diluted earnings per common share:	$0.13	$0.22
Effect of adjustments to net income attributable to the Company	0.01	0.01
Diluted non-GAAP earnings per common share:	$0.14	$0.23

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

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 31, 2012, the Company had no net exposure to any foreign currency forward contracts.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 31, 2012. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial statements. The Company expenses legal costs as incurred.

Item 6. Exhibits

10.1	Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2012 Restatement)*

10.2	Entegris, Inc. 2012 RSU Unit Award Agreement*

10.3	Entegris, Inc. 2012 Stock Option Grant Agreement*

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and April 2, 2011, (v) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, and (vi) the notes to the Condensed Consolidated Financial Statements**.

*	A “management contract or compensatory plan”
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 27, 2012	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1	Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2012 Restatement)*

10.2	Entegris, Inc. 2012 RSU Unit Award Agreement*

10.3	Entegris, Inc. 2012 Stock Option Grant Agreement*

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and April 2, 2011, (v) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and April 2, 2011 and (vi) the notes to the Condensed Consolidated Financial Statements**.

*	A “management contract or compensatory plan”
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.