Form 10-Q
period 2012-06-30
ENTEGRIS INC
filed 2012-07-27
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2012
Common Stock, $0.01 par value per share	137,412,644 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$286,865	$273,593
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,654 and $1,037	115,519	107,223
Inventories	102,905	93,937
Deferred tax assets, deferred tax charges and refundable income taxes	16,389	15,805
Assets held for sale	5,998	5,998
Other current assets	7,300	6,443

Total current assets	534,976	502,999

Property, plant and equipment, net of accumulated depreciation of $249,532 and $238,688	147,437	130,554

Other assets:
Investments	2,301	3,831
Intangible assets, net	53,483	56,453
Deferred tax assets and other noncurrent tax assets	24,964	25,119
Other	5,566	5,707

Total assets	$768,727	$724,663

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	35,204	30,609
Accrued payroll and related benefits	24,025	30,887
Other accrued liabilities	18,877	16,954
Deferred tax liabilities and income taxes payable	16,312	14,144

Total current liabilities	94,418	92,594

Pension benefit obligations and other liabilities	18,371	19,868
Deferred tax liabilities and other noncurrent tax liabilities	3,982	3,963

Commitments and contingent liabilities	—	—

Equity: Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of June 30, 2012 and December 31, 2011: 137,412,644 and 135,820,588	1,374	1,358
Additional paid-in capital	797,282	788,673
Retained deficit	(186,331)	(225,766)
Accumulated other comprehensive income	39,631	43,973

Total equity	651,956	608,238

Total liabilities and equity	$768,727	$724,663

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$188,233	$209,198	$363,636	$412,323
Cost of sales	105,487	114,055	204,646	228,835

Gross profit	82,746	95,143	158,990	183,488
Selling, general and administrative expenses	35,989	39,126	71,037	74,916
Engineering, research and development expenses	12,726	12,462	24,715	24,994
Amortization of intangible assets	2,420	2,569	4,870	5,258

Operating income	31,611	40,986	58,368	78,320
Interest income	(62)	(35)	(100)	(47)
Interest expense	92	570	128	735
Other income, net	(671)	(1,530)	(833)	(1,958)

Income before income taxes and equity in net income of affiliates	32,252	41,981	59,173	79,590
Income tax expense	10,579	9,695	19,644	17,968
Equity in net income of affiliates	—	(236)	(3)	(475)

Net income	21,673	32,522	39,532	62,097
Less net income attributable to noncontrolling interest	—	—	—	400

Net income attributable to Entegris, Inc.	$21,673	$32,522	$39,532	$61,697

Amounts attributable to Entegris, Inc.:
Basic net income per common share	$0.16	$0.24	$0.29	$0.46
Diluted net income per common share	$0.16	$0.24	$0.29	$0.45

Weighted shares outstanding:
Basic	137,303	134,535	136,953	134,117
Diluted	138,196	136,113	138,121	135,778

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$21,673	$32,522	$39,532	$62,097

Other comprehensive income, net of tax
Foreign currency translation adjustments	(1,160)	5,863	(4,141)	6,939
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	(1,715)	—	(1,715)
Reclassification of cumulative translation adjustment associated with acquisition of business	(216)	—	(216)	—
Pension liability adjustments, net of income tax expense of $0 and $0 for three and six months ended June 30, 2012 and $23 and $46 for three and six months ended July 2, 2011	22	(35)	15	43

Other comprehensive income	(1,354)	4,113	(4,342)	5,267

Comprehensive income	20,319	36,635	35,190	67,364
Less comprehensive income attributable to the noncontrolling interest	—	—	—	620

Comprehensive income attributable to Entegris, Inc.	$20,319	$36,635	$35,190	$66,744

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total
Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013
Shares issued under stock plans	2,048	20	5,313	—	—	—	5,333
Share-based compensation expense	—	—	3,962	—	—	—	3,962
Tax benefit associated with stock plans	—	—	326	—	—	—	326
Purchase of noncontrolling interest	—	—	2,969	—	562	(5,014)	(1,483)
Pension liability adjustment, net of tax	—	—	—	—	43	—	43
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	—	(1,715)	—	(1,715)
Foreign currency translation	—	—	—	—	6,719	220	6,939
Net income	—	—	—	61,697	—	400	62,097

Balance at July 2, 2011	134,949	$1,349	$778,437	$(287,915)	$47,644	$—	$539,515

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total
Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$43,973	$608,238
Shares issued under stock plans	1,649	17	4,177	—	—	4,194
Share-based compensation expense	—	—	3,934	—	—	3,934
Repurchase and retirement of common stock	(57)	(1)	(329)	(97)	—	(427)
Tax benefit associated with stock plans	—	—	827	—	—	827
Pension liability adjustment, net of tax	—	—	—	—	15	15
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	(216)	(216)
Foreign currency translation	—	—	—	—	(4,141)	(4,141)
Net income	—	—	—	39,532	—	39,532

Balance at June 30, 2012	137,413	$1,374	$797,282	$(186,331)	$39,631	$651,956

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(In thousands)	June 30, 2012	July 2, 2011
Operating activities:
Net income	$39,532	$62,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,513	13,529
Amortization	4,870	5,258
Share-based compensation expense	3,934	3,962
Other	1,376	(300)
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(10,335)	(10,127)
Inventories	(10,997)	(2,389)
Accounts payable and accrued liabilities	744	(7,574)
Other current assets	(797)	1,202
Income taxes payable and refundable income taxes	2,679	2,017
Other	(1,013)	(4,503)

Net cash provided by operating activities	43,506	63,172

Investing activities:
Acquisition of property, plant and equipment	(30,117)	(14,583)
Other	(2,778)	(699)

Net cash used in investing activities	(32,895)	(15,282)

Financing activities:
Issuance of common stock	4,194	5,333
Other	400	(1,157)

Net cash provided by financing activities	4,594	4,176

Effect of exchange rate changes on cash and cash equivalents	(1,933)	3,425

Increase in cash and cash equivalents	13,272	55,491
Cash and cash equivalents at beginning of period	273,593	133,954

Cash and cash equivalents at end of period	$286,865	$189,445

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

Basis of Presentation In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of June 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three months and six months ended June 30, 2012 and July 2, 2011, and equity and cash flows for the six months ended June 30, 2012 and July 2, 2011.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 was effective for the Company in the first quarter of 2012. Adoption of this ASU relates to the presentation of financial information.

Other ASUs issued not effective for the Company until after June 30, 2012 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	June 30, 2012	December 31, 2011
Raw materials	$28,700	$26,385
Work-in process	13,906	12,258
Finished goods(a)	59,733	54,688
Supplies	566	606

Total inventories	$102,905	$93,937

(a)	Includes consignment inventories held by customers for $6,015 and $5,157 at June 30, 2012 and December 31, 2011, respectively.

3. INCOME TAXES

Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the three months and six months ended June 30, 2012 and July 2, 2011 as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Expected federal income tax at statutory rate	$11,289	$14,776	$20,712	$27,883
Effect of foreign source income	(201)	(425)	(648)	(1,045)
Valuation allowance	(307)	(6,120)	(292)	(9,716)
Other items, net	(202)	1,464	(128)	846

Income tax expense	$10,579	$9,695	$19,644	$17,968

4. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share.

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic—weighted common shares outstanding	137,303	134,535	136,953	134,117
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	893	1,578	1,168	1,661

Diluted—weighted common shares and common shares equivalent outstanding	138,196	136,113	138,121	135,778

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months and six months ended June 30, 2012 and July 2, 2011:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Shares excluded from calculations of diluted EPS	2,422	1,166	2,074	1,229

5. FAIR VALUE

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market.

	June 30, 2012				December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$79,984	$—	$79,984	$—	$14,605	$—	$14,605
Money market fund deposits	33,963	—	—	33,963	83,320	—	—	83,320
Other current assets
Foreign exchange forward contracts	—	777	—	777	—	—	—	—

Total assets measured and recorded at fair value	$33,963	$80,761	$—	$114,724	$83,320	$14,605	$—	$97,925

Liabilities:
Derivative financial instruments
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$491	$—	$491

Total liabilities measured and recorded at fair value	$—	$—	$—	$—	$—	$491	$—	$491

On April 2, 2012, the Company acquired the remaining 50% of its EPT joint venture in Taiwan, an equity method investee in which it had previously owned a 50% equity interest. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company’s consolidated financial statements as of and since April 2, 2012. The investee’s sales and operating results are not material to the Company’s consolidated financial statements. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity.

The Company remeasured its previously held equity interest in the entity at its April 2, 2012 fair value of $2.9 million. Based on the carrying value of the Company’s equity interest in EPT before the business combination, the Company recognized a gain of $1.3 million. In prior reporting periods, the Company recognized changes in the value of its equity interest in EPT related to translation adjustments in other comprehensive income. Accordingly, the $0.2 million recognized previously in other comprehensive income was reclassified and included in the calculation of the gain.

The purchase price has been allocated based on the fair values of all of the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as well as the Company’s previously held equity interest, was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management.

In performing these valuations, the Company used independent appraisals and discounted cash flows and other factors as the best evidence of fair value. The key underlying assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment required in these determinations. No assurance can be given that the underlying assumptions will occur as projected. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

The sum of the purchase price of the additional 50% equity interest and the fair value of the equity interest in the investee held by the Company at the acquisition date exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $1.9 million.

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

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales
CCS	$123,144	$136,637	$238,696	$268,881
ME	44,565	51,114	85,270	99,296
SMD	20,524	21,447	39,670	44,146

Total net sales	$188,233	$209,198	$363,636	$412,323

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Segment profit
CCS	$34,683	$44,948	$66,752	$84,708
ME	8,523	8,589	14,051	16,968
SMD	4,404	4,264	9,072	9,240

Total segment profit	$47,610	$57,801	$89,875	$110,916

The following table reconciles total segment profit to income before income taxes and equity in net income of affiliates:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Total segment profit	$47,610	$57,801	$89,875	$110,916
Amortization of intangibles	(2,420)	(2,569)	(4,870)	(5,258)
Unallocated general and administrative expenses	(13,579)	(14,246)	(26,637)	(27,338)

Operating income	31,611	40,986	58,368	78,320
Interest income	(62)	(35)	(100)	(47)
Interest expense	92	570	128	735
Other income (expense), net	(671)	(1,530)	(833)	(1,958)

Income before income taxes and equity in net income of affiliates	$32,252	$41,981	$59,173	$79,590

The following table presents amortization of intangibles for the Company’s reportable segments:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Amortization of intangibles
CCS	$1,078	$1,181	$2,163	$2,417
ME	34	80	92	225
SMD	1,308	1,308	2,615	2,616

	$2,420	$2,569	$4,870	$5,258

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2012 end March 31, 2012, June 30, 2012, September 29, 2012 and December 31, 2012. Unaudited information for the three and six months ended June 30, 2012 and July 2, 2011 and the financial position as of June 30, 2012 and December 31, 2011 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months and Six Months Ended June 30, 2012

For the three months ended June 30, 2012, net sales decreased by $21.0 million, or 10%, to $188.2 million compared to $209.2 million for the three months ended July 2, 2011. Net sales for the first six months of 2012 were $363.6 million, down 12% from $412.3 million in the comparable year-ago period. Each of the Company’s operating segments experienced net sales decreases for the three-month and six-month periods as described in greater detail below. The year-over-year declines in net sales primarily reflected the lower semiconductor industry spending that began in the latter half of 2011.

On a sequential basis, second quarter sales rose 7% from $175.4 million in the first quarter of 2012, reflecting improvement in both unit-driven and capital-driven semiconductor industry spending. After accounting for unfavorable foreign currency translation effects of $1.1 million, net sales for the quarter improved by 8% sequentially.

The sales decreases for the three-month and six-month periods ended June 30, 2012 included unfavorable foreign currency translation effects of $3.8 million and $3.6 million, respectively, related to the year-over-year weakening of most international currencies versus the U.S. dollar. Excluding this factor, net sales declined 8% and 11% for the three-month and six-month periods in 2012 when compared to the year-ago periods.

Reflecting the year-over-year sales decrease, the Company reported correspondingly lower gross profit in both the second quarter and first half of 2012 when compared to the year-ago periods. The gross margin rate for the second quarter of 2012 was 44.0% versus 45.5% for the second quarter of 2011, while gross margin for the first six months of 2012 was 43.7% compared to 44.5% in the comparable period a year ago.

Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, declined 6% and 4% for the three-month and six-month periods ended June 30, 2012 when compared to the year-ago periods, partly offsetting the decreases in gross profit. The decreases in operating costs mainly reflect lower employee-related costs.

The Company’s effective tax rate rose to 33.2% in 2012, compared to 22.6% in 2011. Tax expense in 2011 included a $9.7 million benefit associated with a decrease in the Company’s U.S. deferred tax asset valuation allowance, primarily accounting for the increase.

As a result of the aforementioned factors, the Company reported net income attributable to the Company of $21.7 million, or $0.16 per diluted share, for the quarter ended June 30, 2012 compared to net income attributable to the Company of $32.5 million, or $0.24 per diluted share, in the quarter ended July 2, 2011. For the six-month period ended June 30, 2012, net income attributable to the Company was $39.5 million, or $0.29 per diluted share, compared to net income attributable to the Company of $61.7 million, or $0.45 per diluted share, in the year-ago period.

During the first six months of 2012, the Company’s generated operating cash flow of $43.5 million. Cash and cash equivalents totaled $286.9 million at June 30, 2012 compared with $273.6 million at December 31, 2011. The Company had no outstanding short-term bank borrowings or long-term debt at June 30, 2012 or December 31, 2011.

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

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended July 2, 2011 and Three Months Ended March 31, 2012

The following table compares operating results for the three months ended June 30, 2012 with results for the three months ended March 31, 2012 and July 2, 2011 and the six months ended June 30, 2012 with results for the six months ended July 2, 2011, both in absolute dollars and as a percentage of net sales, for each caption.

	Three Months Ended						Six Months Ended
(Dollars in thousands)	June 30, 2012		July 2, 2011		March 31, 2012		June 30, 2012		July 2, 2011
Net sales	$188,233	100.0%	$209,198	100.0%	$175,403	100.0%	$363,636	100.0%	$412,323	100.0%
Cost of sales	105,487	56.0	114,055	54.5	99,159	56.5	204,646	56.3	228,835	55.5

Gross profit	82,746	44.0	95,143	45.5	76,244	43.5	158,990	43.7	183,488	44.5
Selling, general and administrative expenses	35,989	19.1	39,126	18.7	35,048	20	71,037	19.5	74,916	18.2
Engineering, research and development expenses	12,726	6.8	12,462	6.0	11,989	6.8	24,715	6.8	24,994	6.1
Amortization of intangible assets	2,420	1.3	2,569	1.2	2,450	1.4	4,870	1.3	5,258	1.3

Operating income	31,611	16.8	40,986	19.6	26,757	15.3	58,368	16.1	78,320	19.0
Interest expense (income), net	30	0	535	0.3	(2)	(0.0)	28	0.0	688	0.2
Other income, net	(671)	-0.4	(1,530)	(0.7)	(162)	(0.1)	(833)	(0.2)	(1,958)	(0.5)

Income before income taxes and equity in net income of affiliates	32,252	17.1	41,981	20.1	26,921	15.3	59,173	16.3	79,590	19.3
Income tax expense	10,579	5.6	9,695	4.6	9,065	5.2	19,644	5.4	17,968	4.4
Equity in net income of affiliates	—	0	(236)	(0.1)	(3)	(0.0)	(3)	(0.0)	(475)	(0.1)

Net income	$21,673	11.5	$32,522	15.5	$17,859	10.2	$39,532	10.9	$62,097	15.1

Net sales For the three months ended June 30, 2012, net sales decreased by $21.0 million, or 10%, to $188.2 million compared to $209.2 million for the three months ended July 2, 2011. Net sales for the first six months of 2012 were $363.6 million, down 12% from $412.3 million in the comparable year-ago period. Each of the Company’s operating segments experienced net sales decreases for the three-month and six-month periods as described in greater detail below. The year-over-year declines in net sales primarily reflected the lower semiconductor industry spending that began in the latter half of 2011.

On a sequential basis, second quarter sales rose 7% from $175.4 million in the first quarter of 2012, reflecting improvement in both unit-driven and capital-driven semiconductor industry spending. The sequential sales increase included an unfavorable foreign currency translation effect of $1.1 million, due primarily to the quarter-over-quarter weakening of the Japanese yen and Euro versus the U.S. dollar. Excluding this factor, net sales rose 8% on a sequential quarter basis. On a geographic basis, net sales to North America, Asia (excluding Japan) and Japan increased 2%, 17% and 3%, respectively, while sales to Europe were flat.

The sales decreases for the three-month and six-month periods ended June 30, 2012 included unfavorable foreign currency translation effects of $3.8 million and $3.6 million, respectively, related to the year-over-year weakening of most international currencies versus the U.S. dollar. Excluding this factor, net sales declined 8% and 11% for the three-month and six-month periods in 2012 when compared to the year-ago periods.

On a geographic basis, total sales in the second quarter of 2012 to North America were 30%, Asia (excluding Japan) 39%, Europe 12% and Japan 19% compared to prior year second quarter figures of North America 29%, Asia (excluding Japan) 38%, Europe 14% and Japan 19%. Sales in North America, Asia (excluding Japan), Europe and Japan fell 5%, 7%, 27% and 11%, respectively, in the second quarter of 2012 compared to a year ago.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products sales in the quarter ended June 30, 2012 decreased 5%, while sales of capital-driven products fell 18%. Sales of unit-driven products in the quarter ended June 30, 2012 represented 66% of total sales and capital-driven products represented 34% of total sales in the quarter ended June 30, 2012. For the second quarter of 2011 and first quarter of 2012, this split was 62%/38% and 65%/35%, respectively. This shift in relative demand for capital-driven products reflects lower capital spending since mid-2011 by semiconductor customers for capacity-related products.

Gross profit The Company’s gross profit in the three months ended June 30, 2012 decreased by $12.4 million to $82.7 million, down from $95.1 million in the three months ended July 2, 2011. For the first six months of 2012, gross profit was $159.0 million, down from $183.5 million recorded in the first six months of 2011. The Company’s lower gross profit in both the second quarter and first half of 2012 when compared to the year-ago periods mainly reflect the year-over-year sales decreases noted above.

As a percentage of net sales, the gross margin rate for the second quarter of 2012 was 44.0% versus 45.5% for the second quarter of 2011. For the first six months of 2012, the Company’s gross margin rate was 43.7% compared to 44.5% for the comparable period a year ago. The lower comparative gross margin percentages are due to lower factory utilization associated with the Company’s lower sales levels and slightly unfavorable sales mix.

On a sequential quarter basis, gross profit for the three months ended June 30, 2012 increased by $6.5 million to $82.7 million for the three months ended June 30, 2012, up from $76.2 million for the three months ended March 31, 2012, reflected the increase in net sales. The Company’s gross margin of 44.0% for the second quarter compared to 43.5% for the three months ended March 31, 2012.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses decreased $3.1 million, or 8%, to $36.0 million in the three months ended June 30, 2012, up from $39.1 million in the comparable three-month period a year earlier. Reflecting the decrease in net sales, SG&A expenses as a percent of net sales increased to 19.1% from 18.7% a year earlier. For the first six months of 2012, SG&A expenses decreased by $3.9 million, or 5% to $71.0 million compared to $74.9 million a year earlier. For the first six months of 2012, SG&A costs, as a percent of net sales, increased to 19.5% from 18.2% a year ago, reflecting the decrease in net sales. Employee costs, which make up about two-thirds of SG&A expenses, decreased by $1.7 million and $1.8 million for the three-month and six-month periods, respectively, mainly due to lower accruals for incentive compensation.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $12.7 million in the three months ended June 30, 2012 compared to the $12.5 million reported in the year-ago period. ER&D expenses as a percent of net sales increased to 6.8% from 6.0%, indicative of the decrease in net sales. ER&D expenses decreased 1% to $24.7 million in the first six months of 2012 compared to $25.0 million in the year-ago six-month period. For the first six months of 2012 ER&D expenses, as a percent of net sales, increased to 6.8% from 6.1%, mainly reflecting the decrease in net sales.

Amortization of intangible assets Amortization of intangible assets was $2.4 million in the three months ended June 30, 2012 compared to $2.6 million in the year-ago period. Amortization of intangible assets was $4.9 million in the first six months of 2012 compared to $5.3 million in the year-ago period.

Other income, net Other income, net was $0.7 million and $0.8 million in the three-month and six-month periods ended June 30, 2012, respectively, mainly reflecting a $1.5 million gain recorded in the second quarter related to the remeasurement of the previously held 50% equity investment in a Taiwan joint venture entity in which the Company’s acquired a 100% interest in April 2012. This gain was partly offset by foreign currency transactions losses related to the remeasurement of yen-denominated assets and liabilities held by the Company.

Other income was $1.5 million and $2.0 million in the three-month and six-month periods ended July 2, 2011, respectively, mainly reflecting the $1.5 million gain recorded in the second quarter of 2011 related to the sale of an equity investment.

Income tax expense The Company recorded income tax expense of $10.6 million and $19.6 million, respectively, in the three and six months ended June 30, 2012 compared to income tax expense of $9.7 million and $18.0 million, respectively, in the three and six months ended July 2, 2011. The effective tax rate was 33.2% in the 2012 period compared to 22.6% in the 2011 period.

In 2011, the Company’s effective tax rate was notably lower than the U.S. statutory rate of 35% mainly due to the $9.7 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company would realize certain deferred tax assets related to current taxes payable and thus released the allowance for a portion of U.S. deferred tax assets.

Net income attributable to Entegris, Inc. Net income attributable to Entegris, Inc. of $21.7 million, or $0.16 per diluted share, in the three-month period ended June 30, 2012 compared to net income of $32.5 million, or $0.24 per diluted share, in the three-month period ended July 2, 2011. For the six months ended June 30, 2012, net income attributable to the Company was $39.5 million, or $0.29 per diluted share, compared to net income attributable to the Company of $61.7 million, or $0.45 per diluted share, in the comparable period a year ago. The reductions in net income attributable to Entegris, Inc. and diluted earnings per share mainly reflect the Company’s lower net sales and corresponding decreases in gross profit.

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

Adjusted EBITDA decreased 18% to $41.1 million in the three-month period ended June 30, 2012, compared to $50.3 million in the three-month period ended July 2, 2011. Adjusted EBITDA, as a percent of net sales for the three-month period ended June 30, 2012, decreased to 21.8% from 24.0% a year earlier. Adjusted Operating Income decreased 22% to $34.0 million in the three-month period ended June 30, 2012, compared to $43.6 million in the three-month period ended July 2, 2011. Adjusted Operating Income, as a percent of net sales for the three-month period ended June 30, 2012, decreased to 18.1% from 20.8% a year earlier. Non-GAAP Earnings Per Share decreased 33% to $0.16 in the three-month period ended June 30, 2012, compared to $0.24 in the three-month period ended July 2, 2011.

Adjusted EBITDA decreased 21% to $76.8 million in the six-month period ended June 30, 2012, compared to $97.1 million in the six-month period ended July 2, 2011. Adjusted EBITDA, as a percent of net sales for the six- month period ended June 30, 2012, decreased to 21.1% from 23.6% a year earlier. Adjusted Operating Income decreased 24% to $63.2 million in the six-month period ended June 30, 2012, compared to $83.6 million in the six-month period ended July 2, 2011. Adjusted Operating Income, as a percent of net sales for the six-month period ended June 30, 2012, decreased to 17.4% from 20.3% a year earlier. Non-GAAP Earnings Per Share decreased 36% to $0.30 in the six-month period ended June 30, 2012, compared to $0.47 in the six-month period ended July 2, 2011.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 6 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the three months and six months ended June 30, 2012 and July 2, 2011:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Contamination Control Solutions
Net sales	$123,144	$136,637	$238,696	$268,881
Segment profit	34,683	44,948	66,752	84,708
Microenvironments
Net sales	$44,565	$51,114	$85,270	$99,296
Segment profit	8,523	8,589	14,051	16,968
Specialty Materials
Net sales	$20,524	$21,447	$39,670	$44,146
Segment profit	4,404	4,264	9,072	9,240

Contamination Control Solutions (CCS)

For the second quarter of 2012, CCS net sales decreased 10% to $123.1 million, from $136.6 million in the comparable period last year. Sales declined for fluid components and systems, and gas filtration products, while liquid filtration products improved modestly. CCS reported a segment profit of $34.7 million in the second quarter of 2012 compared to a $44.9 million segment profit in the year-ago period. The resulting decrease in gross profit associated with the sales decline primarily accounted for the year-to-year reduction in segment profit.

For the six months ended June 30, 2012, CCS net sales decreased 11% to $238.7 million from $268.9 million in the comparable period last year. The year-to-date revenue decrease also was due to lower sales of fluid components and systems, and gas filtration products. Sales of liquid filtration products improved modestly. For the six months ended June 30, 2012, CCS reported a segment profit of $66.8 million compared to segment profit of $84.7 million in the year-ago period. The decrease in gross profit associated with lower sales levels was partly offset by a 1% decrease in operating expenses.

Sales for the second quarter of 2012 were up 7% on a sequential basis from the first quarter of 2012, with improved sales recorded by all product groups. An improvement in gross margin offset slightly higher operating expenses to produce an 8% increase in segment profit in the second quarter of 2012 compared to the first quarter of 2012.

Microenvironments (ME)

For the second quarter of 2012, ME net sales decreased 13% to $44.6 million, from $51.1 million in the comparable period last year. The decline was due to lower sales of wafer shipper and 200mm process products. ME reported a segment profit of $8.5 million in the second quarter of 2012 compared to a $8.6 million segment profit in the year-ago period as lower ME operating expenses, which decreased 12%, and an improved gross margin nearly offset the impact of ME’s lower sales.

For the six months ended June 30, 2012, ME net sales decreased 14% to $85.3 million from $99.3 million in the comparable period last year. The year-to-date decline also reflected lower sales of wafer shipper and 200mm process products. ME reported a segment profit of $14.1 million in the first half of 2012 compared to a segment profit of $17.0 million in the year-ago period. Lower gross margins, resulting from lower sales and a less favorable sales mix, contributed to the decrease in segment profit, offset partly by lower ME operating expenses, which decreased by 10%.

Sales for the second quarter of 2012 were up 9% on a sequential basis from the first quarter of 2012, primarily due to increased demand for wafer shipper products. The higher gross profit associated with the improved sales combined with slightly higher operating expenses to produce a 54% improvement in segment profit in the second quarter of 2012 compared to the first quarter of 2012.

Specialty Materials (SMD)

For the second quarter of 2012, SMD net sales decreased 4%, to $20.5 million, from $21.4 million in the comparable period last year. The decrease reflected lower sales of SMD’s graphite-based components, offset partly by improved sales of specialty coated products. SMD reported a segment profit of $4.4 million in the second quarter of 2012 compared to a segment profit of $4.3 million in the second quarter of 2011. An improvement in sales mix and a decrease in operating expenses of 13% accounted for the improvement in segment profit.

For the six months ended June 30, 2012, SMD net sales decreased 10% to $39.7 million from $44.1 million in the comparable period last year. Despite the sales decline, an improvement in sales mix and flat operating expense levels allowed SMD to report a segment profit of $9.1 million for the six months ended June 30, 2012, essentially unchanged from a segment profit of $9.2 million for the year-ago period.

Sales for the second quarter of 2012 were up 7% on a sequential basis from the first quarter of 2012 due to higher sales of specialty coated products. Segment profit for SMD fell by 6% as gross profit was affected by reduced factory utilization and operating expense levels increased by 6%.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $13.6 million in the second quarter of 2012 compared to $14.2 million in the second quarter of 2011 and $13.1 million in the first quarter of 2012. For the six months ended June 30, 2012, unallocated general and administrative expenses totaled $26.6 million compared to $27.3 million in the comparable period last year.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $43.5 million in the six months ended June 30, 2012. Cash generated by operating activities in the first six-month period of 2012 was primarily the result of net income attributable to the Company adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact on cash flow from operations from changes in operating assets and liabilities mainly reflected increases in accounts receivable and inventories.

Accounts receivable, net of foreign currency translation effects, increased by $10.3 million in the first six-month period of 2012. This increase reflects higher sales partially offset by an improvement in the Company’s days sales outstanding (DSO). The Company’s DSO was 56 days at June 30, 2012 compared to 60 days at the beginning of the year.

Inventories at the end of the quarter increased by $11.0 million from December 31, 2011, after taking into account the impact of foreign currency translation effects and the provision for excess and obsolete inventory. All categories of inventory grew during the six months ended June 30, 2012.

Accrued liabilities were $4.9 million lower than reported at December 31, 2011, mainly due to the payment of fiscal year 2011 incentive compensation during the first quarter of 2012, while accounts payable rose by $4.6 million. Working capital at June 30, 2012 stood at $440.6 million, up from $410.4 million as of December 31, 2011, and included $286.9 million in cash and cash equivalents, compared to cash and cash equivalents of $273.6 million as of December 31, 2011.

Investing activities Cash flow used in investing activities totaled $32.9 million in the six-month period ended June 30, 2012. Acquisition of property and equipment totaled $30.1 million, primarily for significant investments in equipment and tooling. Net of cash acquired, the Company used $3.0 million to acquire the remaining 50% of an equity method investee in which it had previously owned a 50% equity interest.

The Company expects its capital expenditures in 2012 to be approximately $70 million to $80 million. Under the current terms of its revolving credit facility, the Company is restricted from making annual capital expenditures in excess of $60 million. The Company and its lenders have tentatively agreed to an amendment to the Company’s revolving credit agreement. The amendment would allow the Company to make annual capital expenditures of up to $85 million. The Company expects to execute this amendment in August 2012. Accordingly, the Company does not anticipate that the current limitation on capital expenditures will have an adverse effect on the Company’s capital spending plan.

Financing activities Cash provided by financing activities totaled $4.6 million during the six-month period ended June 30, 2012, primarily reflecting $4.2 million of proceeds received in connection with common shares issued under the Company’s employee stock purchase and stock option plans and $0.8 million related to excess tax benefits from employee stock plans, partially offset by the purchase of 0.1 million shares of its common stock at a total cost of $0.4 million under the stock repurchase program authorized by the Company’s Board of Directors in 2011.

The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of June 30, 2012, the Company had no outstanding borrowings and $0.3 million undrawn on outstanding letters of credit under the revolving credit facility. Through June 30, 2012, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility.

The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $15.1 million. There were no outstanding borrowings under these lines of credit at June 30, 2012.

At June 30, 2012, the Company’s shareholders’ equity stood at $652.0 million, up 7% from $608.2 million at the beginning of the year. The increase reflected net income attributable to the Company of $39.5 million, additional paid-in capital of $3.9 million associated with the Company’s share-based compensation expense, $4.2 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, partially offset by foreign currency translation effects of $4.1 million and repurchase and retirement of its common stock of $0.4 million.

As of June 30, 2012, the Company’s sources of available funds were its cash and cash equivalents of $286.9 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

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

The Company also provides certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other regulations under the Securities Exchange Act of 1934, as amended, (the 1934 Act) define and prescribe the conditions for use of certain non-GAAP financial information. The Company provides non-GAAP financial measures of Adjusted EBITDA and Adjusted Operating Income together with related measures thereof, and non-GAAP Earnings Per Share (EPS).

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

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets, (2) accelerated write-off of debt issuance costs, (3) gains associated with equity investments and (4) the tax effect of the aforementioned adjustments to net income attributable to Entegris, Inc.

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

Management believes the Company’s non-GAAP measures help indicate the Company’s baseline performance before certain gains, losses or other charges that may not be indicative of the Company’s business or future outlook and offer a useful view of business performance in that the measures provide a more consistent means of comparing performance. The Company believes the non-GAAP measures aid investors’ overall understanding of the Company’s results by providing a higher degree of transparency for such items and providing a level of disclosure that will help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that the inclusion of non-GAAP measures provides consistency in its financial reporting and facilitates investors' understanding of the Company’s historical operating trends by providing an additional basis for comparisons to prior periods.

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$188,233	$209,198	$363,636	$412,323

Net income attributable to Entegris, Inc.	$21,673	$32,522	$39,532	$61,697
Adjustments to net income attributable to Entegris, Inc.
Net income attributable to noncontrolling interest	—	—	—	400
Equity in net income of affiliates	—	(236)	(3)	(475)
Income tax expense	10,579	9,695	19,644	17,968
Other income, net	(671)	(1,530)	(833)	(1,958)
Interest (income) expense, net	30	535	28	688

GAAP – Operating income	31,611	40,986	58,368	78,320
Amortization of intangible assets	2,420	2,569	4,870	5,258

Adjusted operating income	34,031	43,555	63,238	83,578
Depreciation	7,026	6,710	13,513	13,529

Adjusted EBITDA	$41,057	$50,265	$76,751	$97,107

Adjusted operating margin	18.1%	20.8%	17.4%	20.3%
Adjusted EBITDA – as a % of net sales	21.8%	24.0%	21.1%	23.6%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
GAAP net income attributable to Entegris, Inc.	$21,673	$32,522	$39,532	$61,697
Adjustments to net income attributable to Entegris, Inc.:
Amortization of intangible assets	2,420	2,569	4,870	5,258
Accelerated write-off of debt issuance costs	—	282	—	282
Gain associated with equity investments	(1,522)	(1,523)	(1,522)	(1,523)
Tax effect of adjustments to net income attributable to Entegris, Inc.	(616)	(1,045)	(1,501)	(2,035)

Non-GAAP net income attributable to Entegris, Inc.	$21,955	$32,805	$41,379	$63,679

Diluted earnings per common share attributable to Entegris, Inc.:	$0.16	$0.24	$0.29	$0.45
Effect of adjustments to net income attributable to Entegris, Inc.	$0.00	$0.00	$0.01	$0.01
Diluted non-GAAP earnings per common share attributable to Entegris, Inc.:	$0.16	$0.24	$0.30	$0.47

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

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 30, 2012, the Company had no net exposure to any foreign currency forward contracts.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 30, 2012. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of June 30, 2012, its CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended June 30, 2012.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 2012	56,189	$7.51	56,189	$49,578,000
June 2012	600	$7.51	600	$49,573,000

Total	56,789	$7.51	56,789	$49,573,000

(1)	On October 26, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with a repurchase plan under SEC Rule 10b5-1. The Rule10b5-1 Plan commenced on November 28, 2011 and, by its terms, will expire on the earlier of (i) October 24, 2012, (ii) a determination by a senior officer of the Company to discontinue the program or (iii) another termination event described in the repurchase plan. Management has been authorized to extend the Rule 10b5-1 Plan until February 8, 2013.

Item 6. Exhibits

10.1	Amendment of Lease between Entegris, Inc. and KBS Rivertech, LLC dated April 1, 2012

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and July 2, 2011, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2012 and July 2, 2011, (v) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and July 2, 2011 and (vi) the notes to the Condensed Consolidated Financial Statements*.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 27, 2012	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)

EXHIBIT INDEX

10.1	Amendment of Lease between Entegris, Inc. and KBS Rivertech, LLC dated April 1, 2012

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and July 2, 2011, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2012 and July 2, 2011, (v) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and July 2, 2011 and (vi) the notes to the Condensed Consolidated Financial Statements*.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.