Form 10-Q
period 2012-09-29
ENTEGRIS INC
filed 2012-10-25
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2012
Common Stock, $0.01 par value per share	137,508,484 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2012

Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$307,830	$273,593
Short-term investments	7,997	—
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,904 and $1,037	111,334	107,223
Inventories	102,817	93,937
Deferred tax assets, deferred tax charges and refundable income taxes	15,475	15,805
Assets held for sale	5,998	5,998
Other current assets	8,056	6,443

Total current assets	559,507	502,999

Property, plant and equipment, net of accumulated depreciation of $259,223 and $238,688	151,245	130,554

Other assets:
Investments	2,288	3,831
Intangible assets, net	51,243	56,453
Deferred tax assets and other noncurrent tax assets	26,300	25,119
Other	6,564	5,707

Total assets	$797,147	$724,663

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	32,973	30,609
Accrued payroll and related benefits	29,015	30,887
Other accrued liabilities	17,967	16,954
Deferred tax liabilities and income taxes payable	11,669	14,144

Total current liabilities	91,624	92,594

Pension benefit obligations and other liabilities	18,603	19,868
Deferred tax liabilities and other noncurrent tax liabilities	3,963	3,963

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 29, 2012 and December 31, 2011	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 29, 2012 and December 31, 2011: 137,506,834 and 135,820,588	1,375	1,358
Additional paid-in capital	802,382	788,673
Retained deficit	(168,294)	(225,766)
Accumulated other comprehensive income	47,494	43,973

Total equity	682,957	608,238

Total liabilities and equity	$797,147	$724,663

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$184,449	$173,014	$548,085	$585,337
Cost of sales	102,517	98,186	307,163	327,021

Gross profit	81,932	74,828	240,922	258,316
Selling, general and administrative expenses	39,095	33,533	110,132	108,449
Engineering, research and development expenses	13,314	11,957	38,029	36,951
Amortization of intangible assets	2,389	2,505	7,259	7,763

Operating income	27,134	26,833	85,502	105,153
Interest income	(83)	(58)	(183)	(105)
Interest expense	43	20	171	755
Other expense, net	1,481	315	648	(1,643)

Income before income taxes and equity in net income of affiliates	25,693	26,556	84,866	106,146
Income tax expense	7,656	4,582	27,300	22,550
Equity in net income of affiliates	—	(14)	(3)	(489)

Net income	18,037	21,988	57,569	84,085
Less net income attributable to noncontrolling interest	—	—	—	400

Net income attributable to Entegris, Inc.	$18,037	$21,988	$57,569	$83,685

Amounts attributable to Entegris, Inc.:
Basic net income per common share	$0.13	$0.16	$0.42	$0.62
Diluted net income per common share	$0.13	$0.16	$0.42	$0.62

Weighted shares outstanding:
Basic	137,453	134,995	137,119	134,410
Diluted	138,499	136,305	138,247	135,954

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$18,037	$21,988	$57,569	$84,085

Other comprehensive income, net of tax
Foreign currency translation adjustments	7,869	(4,913)	3,729	2,026
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	(1,715)
Reclassification of cumulative translation adjustment associated with acquisition of business	—	—	(216)	—
Pension liability adjustments, net of income tax expense of $0 and $0 for three and nine months ended September 29, 2012 and $1,289 and $1,335 for three and nine months ended October 1, 2011	(7)	2,401	8	2,444

Other comprehensive income (loss)	7,862	(2,512)	3,521	2,755

Comprehensive income	25,899	19,476	61,090	86,840
Less comprehensive income attributable to the noncontrolling interest	—	—	—	620

Comprehensive income attributable to Entegris, Inc.	$25,899	$19,476	$61,090	$86,220

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Noncontrolling interest	Total
Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$42,035	$4,394	$464,013
Shares issued under stock plans	2,161	22	5,634	—	—	—	5,656
Share-based compensation expense	—	—	5,784	—	—	—	5,784
Tax benefit associated with stock plans	—	—	398	—	—	—	398
Purchase of noncontrolling interest	—	—	2,969	—	562	(5,014)	(1,483)
Pension liability adjustment, net of tax	—	—	—	—	2,444	—	2,444
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	—	(1,715)	—	(1,715)
Foreign currency translation	—	—	—	—	1,806	220	2,026
Net income	—	—	—	83,685	—	400	84,085

Balance at October 1, 2011	135,062	$1,351	$780,652	$(265,927)	$45,132	$—	$561,208

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total
Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$43,973	$608,238
Shares issued under stock plans	1,743	18	4,671	—	—	4,689
Share-based compensation expense	—	—	8,030	—	—	8,030
Repurchase and retirement of common stock	(57)	(1)	(329)	(97)	—	(427)
Tax benefit associated with stock plans	—	—	1,337	—	—	1,337
Pension liability adjustment, net of tax	—	—	—	—	8	8
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	(216)	(216)
Foreign currency translation	—	—	—	—	3,729	3,729
Net income	—	—	—	57,569	—	57,569

Balance at September 29, 2012	137,507	$1,375	$802,382	$(168,294)	$47,494	$682,957

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(In thousands)	September 29, 2012	October 1, 2011
Operating activities:
Net income	$57,569	$84,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,862	20,292
Amortization	7,259	7,763
Share-based compensation expense	8,030	5,784
Other	515	(550)
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(4,290)	15,684
Inventories	(9,623)	(4,204)
Accounts payable and accrued liabilities	1,528	(14,838)
Other current assets	(1,488)	360
Income taxes payable and refundable income taxes	(546)	(851)
Other	(2,995)	(755)

Net cash provided by operating activities	76,821	112,770

Investing activities:
Acquisition of property, plant and equipment	(39,116)	(24,146)
Purchase of short-term investments	(7,996)	—
Other	(2,777)	(604)

Net cash used in investing activities	(49,889)	(24,750)

Financing activities:
Issuance of common stock	4,689	5,656
Other	909	(1,085)

Net cash provided by financing activities	5,598	4,571

Effect of exchange rate changes on cash and cash equivalents	1,707	492

Increase in cash and cash equivalents	34,237	93,083
Cash and cash equivalents at beginning of period	273,593	133,954

Cash and cash equivalents at end of period	$307,830	$227,037

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

Basis of Presentation In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position as of September 29, 2012 and December 31, 2011, the results of operations and comprehensive income for the three months and nine months ended September 29, 2012 and October 1, 2011, and equity and cash flows for the nine months ended September 29, 2012 and October 1, 2011.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Other ASUs issued, but not effective for the Company until after September 29, 2012, are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	September 29, 2012	December 31, 2011
Raw materials	$28,797	$26,385
Work-in process	13,847	12,258
Finished goods(a)	59,603	54,688
Supplies	570	606

Total inventories	$102,817	$93,937

(a)	Includes consignment inventories held by customers for $6,198 and $5,157 at September 29, 2012 and December 31, 2011, respectively.

3. INCOME TAXES

Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the three months and nine months ended September 29, 2012 and October 1, 2011 as follows:

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected federal income tax at statutory rate	$8,993	$9,299	$29,705	$37,182
Effect of foreign source income	(1,230)	1,091	(2,464)	46
Valuation allowance	(165)	(5,220)	(457)	(14,936)
Other items, net	58	(588)	516	258

Income tax expense	$7,656	$4,582	$27,300	$22,550

4. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic – weighted common shares outstanding	137,453	134,995	137,119	134,410
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,046	1,310	1,128	1,544

Diluted – weighted common shares and common shares equivalent outstanding	138,499	136,305	138,247	135,954

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months and nine months ended September 29, 2012 and October 1, 2011:

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Shares excluded from calculations of diluted EPS	1,436	2,271	1,435	2,128

5. FAIR VALUE

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at September 29, 2012 and December 31, 2011. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market.

	September 29, 2012			December 31, 2011
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents
Commercial paper	$—	$45,992	$45,992	$—	$14,605	$14,605
Money market fund deposits	71,989	—	71,989	83,320	—	83,320
Short-term investments
Commercial paper	—	7,997	7,997	—	—	—
Other current assets
Foreign exchange forward contracts	—	1,002	1,002	—	—	—

Total assets measured and recorded at fair value	$71,989	$54,991	$126,980	$83,320	$14,605	$97,925

Liabilities:
Derivative financial instruments
Foreign exchange forward contracts	$—	$—	$—	$—	$491	$491

Total liabilities measured and recorded at fair value	$—	$—	$—	$—	$491	$491

On April 2, 2012, the Company acquired the remaining 50% of Entegris Precision Technologies Corporation (EPT) in Taiwan, an entity in which it had previously owned a 50% equity interest accounted for under the equity method. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company’s consolidated financial statements as of and since April 2, 2012. The investee’s sales and operating results are not material to the Company’s consolidated financial statements. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity.

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

In the second quarter of 2011, the Company recorded a gain of $1.5 million on the sale of an equity investment that was classified within “other income, net” in the consolidated statements of operations. The gain comprised two components – a $0.2 million loss related to the disposition of the equity interest and a $1.7 million gain related to the cumulative translation reclassification adjustment associated with the equity method investee. The carrying value of the investment at the time of the sale was $4.1 million. The Company received assets recorded at fair value of $3.9 million ($1.8 million of cash, $0.4 million of equipment, and $1.7 million of intangible assets) resulting in the aforementioned loss. The fair value measurement of the intangible assets received was based on valuations involving significant unobservable inputs, generally utilizing the market approach, or Level 3 in the fair value hierarchy.

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

•

SMD: provides specialized graphite components used in semiconductor equipment and offers low-temperature, plasma-enhanced chemical vapor deposition coatings of critical components of semiconductor manufacturing equipment used in various stages of the manufacturing process as well as graphite and silicon carbide for certain critical industrial markets.

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, and amortization of intangible assets.

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales
CCS	$112,876	$110,015	$351,572	$378,896
ME	54,421	42,738	139,691	142,034
SMD	17,152	20,261	56,822	64,407

Total net sales	$184,449	$173,014	$548,085	$585,337

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Segment profit
CCS	$27,166	$29,522	$93,917	$114,230
ME	16,771	6,790	30,823	23,758
SMD	2,112	4,675	11,184	13,915

Total segment profit	$46,049	$40,987	$135,924	$151,903

The following table reconciles total segment profit to income before income taxes and equity in net income of affiliates:

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Total segment profit	$46,049	$40,987	$135,924	$151,903
Amortization of intangibles	(2,389)	(2,505)	(7,259)	(7,763)
Unallocated general and administrative expenses	(16,526)	(11,649)	(43,163)	(38,987)

Operating income	27,134	26,833	85,502	105,153
Interest income	(83)	(58)	(183)	(105)
Interest expense	43	20	171	755
Other (income) expense, net	1,481	315	648	(1,643)

Income before income taxes and equity in net income of affiliates	$25,693	$26,556	$84,866	$106,146

The following table presents amortization of intangibles for the Company’s reportable segments:

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Amortization of intangibles
CCS	$1,058	$1,090	$3,220	$3,507
ME	26	107	118	332
SMD	1,305	1,308	3,921	3,924

	$2,389	$2,505	$7,259	$7,763

7. CHIEF EXECUTIVE OFFICER SUCCESSION AND TRANSITION PLAN

In September 2012, the Company’s Board of Directors advised Gideon Argov, the Company’s chief executive officer (CEO), that it was implementing a management succession and transition plan that had been under evaluation by the directors and Mr. Argov for some time. Pursuant to this succession plan, Bertrand Loy, currently chief operating officer, will succeed Gideon Argov as president and CEO. Effective November 1, 2012, Mr. Loy will be promoted to President and elected to the Company’s Board of Directors. Mr. Argov will continue to serve as chief executive officer and director of Entegris until November 27, 2012 when Mr. Loy will assume the CEO position. Under a 2005 employment agreement with the Company, Mr. Argov is entitled to various cash and equity-based compensation accruing as of that date. Accordingly, the Company recorded a pre-tax charge of $3.9 million in the third quarter of 2012, classified as selling, general and administrative expenses in the Company’s condensed consolidated financial statements.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2012 end March 31, 2012, June 30, 2012, September 29, 2012 and December 31, 2012. Unaudited information for the three and nine months ended September 29, 2012 and October 1, 2011 and the financial position as of September 29, 2012 and December 31, 2011 are included in this Quarterly Report on Form 10-Q.

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

Overall Summary of Financial Results for the Three Months and Nine Months Ended September 29, 2012

For the three months ended September 29, 2012, net sales increased by $11.4 million, or 7%, to $184.4 million compared to $173.0 million for the three months ended October 1, 2011. The sales increase for the three-month period ended September 29, 2012 included unfavorable foreign currency translation effects of $4.8 million, related to the weakening of most international currencies versus the U.S. dollar. Excluding this factor, net sales increased 9% for the quarter.

Net sales for the first nine months of 2012 were $548.1 million, down 6% from $585.3 million in the comparable year-ago period. The year-over-year decline in net sales primarily reflected the lower capital spending in the semiconductor industry that began in the latter half of 2011. The sales decrease for the nine-month period ended September 29, 2012 included unfavorable foreign currency translation effects of $8.3 million, related to the weakening of most international currencies, other than the Japanese yen, versus the U.S. dollar. Excluding this factor, net sales declined 5% for the nine-month period ended September 29, 2012, when compared to the comparable year-ago period.

On a sequential basis, third quarter sales declined 2% from $188.2 million in the second quarter of 2012, reflecting softness in demand for both unit-driven and capital-driven products, partly offset by an increase in royalty revenue. The effect of foreign currency translation on net sales for the quarter was nominal.

The Company’s operating segments experienced varied net sales results for the three-month and nine-month periods as described in greater detail below.

Changes in gross profit for the third quarter and first nine months of 2012 when compared to the year-ago periods generally reflects the year-over-year changes in net sales. The gross margin rate for the third quarter of 2012 was 44.4% versus 43.2% for the third quarter of 2011, while the gross margin rate for the first nine months of 2012 was 44.0% compared to 44.1% in the comparable period a year ago. Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, increased 15% and 2% for the three-month and nine-month period ended September 29, 2012, respectively, when compared to the year-ago periods.

The Company’s effective tax rate rose to 32.2% in 2012, compared to 21.2% in 2011. Tax expense in 2011 included a $14.9 million benefit associated with a decrease in the Company’s U.S. deferred tax asset valuation allowance, primarily accounting for the increase in the effective rate from 2011 to 2012.

As a result of the aforementioned factors, the Company reported net income attributable to the Company of $18.0 million, or $0.13 per diluted share, for the quarter ended September 29, 2012 compared to net income attributable to the Company of $22.0 million, or $0.16 per diluted share, in the quarter ended October 1, 2011. For the nine-month period ended September 29, 2012, net income attributable to the Company was $57.6 million, or $0.42 per diluted share, compared to net income attributable to the Company of $83.7 million, or $0.62 per diluted share, in the year-ago period.

During the first nine months of 2012, the Company’s generated operating cash flow of $76.8 million. Cash, cash equivalents, and short-term investments totaled $315.8 million at September 29, 2012 compared with $273.6 million at December 31, 2011. The Company had no outstanding short-term bank borrowings or long-term debt at September 29, 2012 or December 31, 2011.

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

Three and Nine Months Ended September 29, 2012 Compared to Three and Nine Months Ended October 1, 2011 and Three Months Ended June 30, 2012

The following table compares operating results for the three months ended September 29, 2012 with results for the three months ended October 1, 2011 and June 30, 2012 and the nine months ended September 29, 2012 with results for the nine months ended October 1, 2011, both in absolute dollars and as a percentage of net sales, for each caption.

	Three Months Ended						Nine Months Ended
(Dollars in thousands)	September 29, 2012		October 1, 2011		June 30, 2012		September 29, 2012		October 1, 2011
Net sales	$184,449	100.0%	$173,014	100.0%	$188,233	100.0%	$548,085	100.0%	$585,337	100.0%
Cost of sales	102,517	55.6	98,186	56.8	105,487	56.0	307,163	56.0	327,021	55.9

Gross profit	81,932	44.4	74,828	43.2	82,746	44.0	240,922	44.0	258,316	44.1
Selling, general and administrative expenses	39,095	21.2	33,533	19.4	35,989	19.1	110,132	20.1	108,449	18.5
Engineering, research and development expenses	13,314	7.2	11,957	6.9	12,726	6.8	38,029	6.9	36,951	6.3
Amortization of intangible assets	2,389	1.3	2,505	1.4	2,420	1.3	7,259	1.3	7,763	1.3

Operating income	27,134	14.7	26,833	15.5	31,611	16.8	85,502	15.6	105,153	18.0
Interest (income) expense, net	(40)	(0.0)	(38)	(0.0)	30	0	(12)	(0.0)	650	0.1
Other expense (income), net	1,481	0.8	315	0.2	(671)	(0.4)	648	0.1	(1,643)	(0.3)

Income before income taxes and equity in net income of affiliates	25,693	13.9	26,556	15.3	32,252	17.1	84,866	15.5	106,146	18.1
Income tax expense	7,656	4.2	4,582	2.6	10,579	5.6	27,300	5.0	22,550	3.9
Equity in net income of affiliates	—	—	(14)	(0.0)	—	0	(3)	(0.0)	(489)	(0.1)

Net income	$18,037	9.8	$21,988	12.7	$21,673	11.5	$57,569	10.5	$84,085	14.4

Net sales For the three months ended September 29, 2012, net sales increased by $11.4 million, or 7%, to $184.4 million compared to $173.0 million for the three months ended October 1, 2011. The sales increase for the three-month period ended September 29, 2012 included unfavorable foreign currency translation effects of $4.8 million, related to the weakening of most international currencies versus the U.S. dollar. Excluding this factor, net sales increased 9% for the quarter.

Net sales for the first nine months of 2012 were $548.1 million, down 6% from $585.3 million in the comparable year-ago period. The year-over-year decline in net sales primarily reflected the lower capital spending in the semiconductor industry that began in the latter half of 2011. The sales decrease for the nine-month period ended September 29, 2012 included unfavorable foreign currency translation effects of $8.3 million, related to the weakening of most international currencies, other than the Japanese yen, versus the U.S. dollar. Excluding this factor, net sales declined 5% for the nine-month period ended September 29, 2012, when compared to the comparable year-ago period.

On a geographic basis, total sales in the third quarter of 2012 to North America were 30%, Asia (excluding Japan) 39%, Europe 13% and Japan 18% compared to prior year third quarter figures of North America 30%, Asia (excluding Japan) 37%, Europe 15% and Japan 18%. Sales in North America, Asia (excluding Japan), and Japan rose 5%, 15%, and 4% respectively, and Europe fell 10% in the third quarter of 2012 compared to the year-ago quarter.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products in the quarter ended September 29, 2012 increased 8%, while sales of capital-driven products increased 1%. Sales of unit-driven products in the quarter ended September 29, 2012 represented 66% of total sales and capital-driven products represented 34% of total sales in the quarter ended September 29, 2012. For the third quarter of 2011 and second quarter of 2012, this split was 64%/36% and 66%/34%, respectively. This shift in relative demand for capital-driven products reflects lower capital spending since mid-2011 by semiconductor customers for capacity-related products.

On a sequential basis, third quarter sales declined 2% from $188.2 million in the second quarter of 2012. The effect of foreign currency translation on net sales for the quarter was nominal. On a geographic basis, net sales to North America, Asia (excluding Japan) and Japan decreased 4%, 1% and 5%, respectively, while sales to Europe increased 5% despite the effect of unfavorable foreign currency translation effects. Unit-driven sales declined marginally, as declines in sales of legacy products and specialty coatings products offset growth in sales of advanced filtration products. Meanwhile, capital-driven sales also declined, reflecting lower sales of fluid handling components and photochemical pumps offsetting strong demand for wafer handling products.

The Company’s operating segments experienced varied net sales results for the three-month and nine-month periods as described in greater detail below.

Gross profit The Company’s gross profit in the three months ended September 29, 2012 increased by $7.1 million to $81.9 million, up from $74.8 million in the three months ended October 1, 2011. For the first nine months of 2012, gross profit was $240.9 million, down from $258.3 million recorded in the first nine months of 2011. Changes in gross profit for the third quarter and first nine months of 2012 when compared to the year-ago periods generally reflects the year-over-year changes in net sales.

The gross margin rate for the third quarter of 2012 was 44.4% versus 43.2% for the third quarter of 2011, while gross margin for the first nine months of 2012 was 44.0% compared to 44.1% in the comparable period a year ago. The higher comparative year-over-year gross margin percentage for the three-month period is due to improved factory utilization and higher royalty revenue of $2.3 million offset by a slightly unfavorable sales mix. The relatively flat year-over-year gross margin percentage for the nine-month period reflects slightly improved factory utilization and higher royalty revenue of $3.3 million, offset by a slightly unfavorable sales mix.

On a sequential quarter basis, gross profit for the three months ended September 29, 2012 decreased by $0.8 million to $81.9 million for the three months ended September 29, 2012, down from $82.7 million for the three months ended June 30, 2012. The Company’s gross margin of 44.4% for the third quarter compared to 44.0% for the three months ended June 30, 2012. The higher comparative year-over-year gross margin percentage for the three-month period is due to higher royalty revenue of $2.7 million, partly offset by unfavorable sales mix.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased $5.6 million, or 17%, to $39.1 million in the three months ended September 29, 2012, up from $33.5 million in the comparable three-month period a year earlier. Despite the increase in net sales, SG&A expenses as a percent of net sales increased to 21.2% from 19.4% a year earlier. For the first nine months of 2012, SG&A expenses increased by $1.7 million, or 2% to $110.1 million compared to $108.4 million a year earlier. For the first nine months of 2012, SG&A costs, as a percent of net sales, increased to 20.1% from 18.5% a year ago, mainly reflecting the decrease in net sales. Included in both the three-month and nine-month periods in 2012 is a $3.9 million charge associated with compensation to which the Company’s current chief executive officer is entitled in connection with the succession and transition plan described in further detail in note 7 to the Company’s condensed consolidated financial statements. Other employee costs, which make up about two-thirds of SG&A expenses, decreased by $1.3 million for the nine-month period, mainly due to lower accruals for incentive compensation.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $13.3 million in the three months ended September 29, 2012 compared to the $12.0 million reported in the year-ago period. ER&D expenses as a percent of net sales increased to 7.2% from 6.9%, reflecting the increase in ER&D expenditures. ER&D expenses increased 3% to $38.0 million in the first nine months of 2012 compared to $37.0 million in the year-ago nine-month period. For the first nine months of 2012 ER&D expenses, as a percent of net sales, increased to 6.9% from 6.3%, mainly reflecting the decrease in net sales.

Amortization of intangible assets Amortization of intangible assets was $2.4 million in the three months ended September 29, 2012 compared to $2.5 million in the year-ago period. Amortization of intangible assets was $7.3 million in the first nine months of 2012 compared to $7.8 million in the year-ago period.

Other expense (income), net Other expense, net was $1.5 million in the three-month period ended September 29, 2012 mainly reflecting a $1.5 million loss from foreign currency transaction losses related to the remeasurement of yen-denominated assets and liabilities held by the Company. Other expense, net was $0.6 million in the nine-month period ended September 29, 2012, mainly reflecting $2.1 million of foreign currency transaction losses related to the remeasurement of yen-denominated assets and liabilities held by the Company. The loss was partially offset by a $1.5 million gain recorded in the second quarter related to the remeasurement of the previously held 50% equity investment in a Taiwan joint venture entity in which the Company’s acquired a 100% interest in April 2012.

Other expense was $0.3 million and other income was $1.6 million in the three-month and nine-month periods ended October 1, 2011, respectively. The year-to-date figure includes a $1.5 million gain recorded in the second quarter of 2011 related to the sale of an equity investment.

Income tax expense The Company recorded income tax expense of $7.7 million and $27.3 million, respectively, in the three and nine months ended September 29, 2012 compared to income tax expense of $4.6 million and $22.6 million, respectively, in the three and nine months ended October 1, 2011. The effective tax rate was 32.2% in the 2012 period compared to 21.2% in the 2011 period.

In 2011, the Company’s effective tax rate was lower than the U.S. statutory rate of 35% mainly due to the $14.9 million decrease in the Company’s U.S. deferred tax asset valuation allowance. Management concluded the Company would realize certain deferred tax assets related to current taxes payable and has thus released the allowance for a portion of U.S. deferred tax assets. The effective tax rate in 2012 and 2011 benefitted from lower tax rates in certain of the Company’s taxable jurisdictions.

Net income attributable to Entegris, Inc. Net income attributable to Entegris, Inc. of $18.0 million, or $0.13 per diluted share, in the three-month period ended September 29, 2012 compared to net income of $22.0 million, or $0.16 per diluted share, in the three-month period ended October 1, 2011. For the nine months ended September 29, 2012, net income attributable to the Company was $57.6 million, or $0.42 per diluted share, compared to net income attributable to the Company of $83.7 million, or $0.62 per diluted share, in the comparable period a year ago.

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

Adjusted EBITDA increased 15% to $40.8 million in the three-month period ended September 29, 2012, compared to $35.4 million in the three-month period ended October 1, 2011. Adjusted EBITDA, as a percent of net sales for the three-month period ended September 29, 2012, increased to 22.1% from 20.4% a year earlier. Adjusted Operating Income increased 17% to $33.5 million in the three-month period ended September 29, 2012, compared to $28.6 million in the three-month period ended October 1, 2011. Adjusted Operating Income, as a percent of net sales for the three-month period ended September 29, 2012, increased to 18.1% from 16.5% a year earlier. Non-GAAP Earnings Per Share decreased 6% to $0.16 in the three-month period ended September 29, 2012, compared to $0.17 in the three-month period ended October 1, 2011. The improvements in the Adjusted EBITDA and Adjusted Operating Income measures reflect the sales gains experienced for the third quarter. The slight decline in Non-GAAP Earnings Per Share is due to the higher effective tax rate in 2012.

Adjusted EBITDA decreased 11% to $117.6 million in the nine-month period ended September 29, 2012, compared to $132.5 million in the nine-month period ended October 1, 2011. Adjusted EBITDA, as a percent of net sales for the nine-month period ended September 29, 2012, decreased to 21.4% from 22.6% a year earlier. Adjusted Operating Income decreased 14% to $96.7 million in the nine-month period ended September 29, 2012, compared to $112.2 million in the nine-month period ended October 1, 2011. Adjusted Operating Income, as a percent of net sales for the nine-month period ended September 29, 2012, decreased to 17.6% from 19.2% a year earlier. Non-GAAP Earnings Per Share decreased 28% to $0.46 in the nine-month period ended September 29, 2012, compared to $0.64 in the nine-month period ended October 1, 2011. The declines in the Adjusted EBITDA and Adjusted Operating Income measures reflect the reduction in sales. In addition, Non-GAAP Earnings Per Share was adversely affected by a higher effective tax rate.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 6 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the three months and nine months ended September 29, 2012 and October 1, 2011:

	Three months ended		Nine months ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Contamination Control Solutions
Net sales	$112,876	$110,015	$351,572	$378,896
Segment profit	27,166	29,522	93,917	114,230
Microenvironments
Net sales	$54,421	$42,738	$139,691	$142,034
Segment profit	16,771	6,790	30,823	23,758
Specialty Materials
Net sales	$17,152	$20,261	$56,822	$64,407
Segment profit	2,112	4,675	11,184	13,915

Contamination Control Solutions (CCS)

For the third quarter of 2012, CCS net sales increased 3% to $112.9 million, from $110.0 million in the comparable period last year. Sales of liquid filtration products improved, while sales for fluid components and systems, and gas filtration products declined. CCS reported a segment profit of $27.2 million in the third quarter of 2012 compared to a $29.5 million segment profit in the year-ago period. Unfavorable sales mix, along with an increase in operating expenses, accounted for the year-to-year reduction in segment profit.

For the nine months ended September 29, 2012, CCS net sales decreased 7% to $351.6 million from $378.9 million in the comparable period last year. The year-to-date revenue decrease is due to lower sales of fluid components and systems, and gas filtration products. Sales of liquid filtration products improved modestly. For the nine months ended September 29, 2012, CCS reported a segment profit of $93.9 million compared to segment profit of $114.2 million in the year-ago period. The decrease in sales and a 2% increase in operating expenses accounts for the reduction in segment profit.

Sales for the third quarter of 2012 were down 8% on a sequential basis from the second quarter of 2012, as continued strength in advanced filtration sales to support advanced semiconductor manufacturing processes was more than offset by weakness in components and subsystem sales. The decline in sales and slightly higher operating expenses produced a 22% decrease in segment profit in the third quarter of 2012 compared to the second quarter of 2012.

Microenvironments (ME)

For the third quarter of 2012, ME net sales increased 27% to $54.4 million, from $42.7 million in the comparable period last year. The increase was due to higher sales of 300mm process products and an increase in royalty revenue, mainly due to $2.6 million in one-time, up-front license fees received during the period. ME reported a segment profit of $16.8 million in the third quarter of 2012 compared to a $6.8 million segment profit in the year-ago period. The improvement was due to the higher gross profit associated with the sales increase, improved factory utilization and lower ME operating expenses, which decreased 3%.

For the nine months ended September 29, 2012, ME net sales decreased 2% to $139.7 million from $142.0 million in the comparable period last year. The year-to-date decline reflected lower sales of wafer shipper and 200mm process products, partly offset by improved sales of 300mm process products and the royalty revenue noted above. ME reported a segment profit of $30.8 million for the nine months ended September 29, 2012 compared to a segment profit of $23.8 million in the year-ago period. The increase resulted from a favorable sales mix, the increase in royalty revenue and lower ME operating expenses, which decreased by 8%.

Sales for the third quarter of 2012 were up 22% on a sequential basis from the second quarter of 2012, primarily due to increased demand for 300mm wafer process products and the royalty revenue increase. The higher gross profit associated with the improved sales and higher royalty revenue combined with slightly lower operating expenses to produce a 97% improvement in segment profit in the third quarter of 2012 compared to the second quarter of 2012.

Specialty Materials (SMD)

For the third quarter of 2012, SMD net sales decreased 15%, to $17.2 million, from $20.3 million in the comparable period last year. The decrease reflected lower sales for both SMD’s graphite-based components and specialty coated products. SMD reported a segment profit of $2.1 million in the third quarter of 2012 compared to a segment profit of $4.7 million in the third quarter of 2011. Lower gross profit, associated with the sales decline, and an 8% increase in operating expenses accounted for the decrease.

For the nine months ended September 29, 2012, SMD net sales decreased 12% to $56.8 million from $64.4 million in the comparable period last year. Despite an improvement in sales mix and a decrease of operating expenses of 6%, the lower sales caused SMD to report a lower segment profit of $11.2 million for the nine months ended September 29, 2012, compared to a segment profit of $13.9 million for the year-ago period.

Sales for the third quarter of 2012 were down 16% on a sequential basis from the second quarter of 2012 due to lower sales of specialty coated products for ion implant applications. Segment profit for SMD fell by 52% sequentially as gross profit was affected by reduced factory utilization, an unfavorable sales mix and an operating expense increase of 10%.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $16.5 million in the third quarter of 2012 compared to $11.6 million in the third quarter of 2011 and $13.6 million in the second quarter of 2012. For the nine months ended September 29, 2012, unallocated general and administrative expenses totaled $43.2 million compared to $39.0 million in the comparable period last year. Included in both the three-month and nine-month periods in 2012 is a $3.9 million charge associated with compensation to which the Company’s current chief executive officer is entitled in connection with the succession and transition plan noted above.

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $76.8 million in the nine months ended September 29, 2012. Cash generated by operating activities was primarily the result of net income attributable to the Company adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact on cash flow from operations from changes in operating assets and liabilities mainly reflected increases in accounts receivable and inventories.

Accounts receivable, net of foreign currency translation effects, increased by $4.3 million. This increase reflects higher third quarter sales partially offset by an improvement in the Company’s days sales outstanding (DSO). The Company’s DSO was 55 days at September 29, 2012 compared to 60 days at the beginning of the year.

Inventories at September 29, 2012 increased by $9.6 million from December 31, 2011, after taking into account the impact of foreign currency translation effects and the provision for excess and obsolete inventory. All categories of inventory grew during the nine months ended September 29, 2012.

Working capital at September 29, 2012 stood at $467.9 million, up from $410.4 million as of December 31, 2011, and included $315.8 million in cash, cash equivalents and short-term investments, compared to cash and cash equivalents of $273.6 million as of December 31, 2011.

Investing activities Cash flow used in investing activities totaled $49.9 million in the nine-month period ended September 29, 2012. Acquisition of property and equipment totaled $39.1 million, primarily for significant investments in equipment and tooling. The Company purchased $8.0 million of commercial paper classified as short-term investments. Net of cash acquired, the Company used $3.0 million to acquire the remaining 50% of an equity method investee in which it had previously owned a 50% equity interest.

The Company expects its capital expenditures in 2012 to be approximately $50 million to $60 million. Under the terms of its revolving credit facility, as amended during the third quarter of 2012, the Company is restricted from making annual capital expenditures in excess of $85 million. Accordingly, the Company does not anticipate that the current limitation on capital expenditures will have an adverse effect on the Company’s capital spending plan.

Financing activities Cash provided by financing activities totaled $5.6 million during the nine-month period ended September 29, 2012, primarily reflecting $4.7 million of proceeds received in connection with common shares issued under the Company’s employee stock purchase and stock option plans and $1.3 million related to excess tax benefits from employee stock plans, partially offset by the purchase of 0.1 million shares of its common stock at a total cost of $0.4 million under the stock repurchase program authorized by the Company’s Board of Directors in 2011.

The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of September 29, 2012, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the revolving credit facility. Through September 29, 2012, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility.

The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $15.4 million. There were no outstanding borrowings under these lines of credit at September 29, 2012.

At September 29, 2012, the Company’s shareholders’ equity stood at $683.0 million, up 12% from $608.2 million at the beginning of the year. The increase reflected net income attributable to the Company of $57.6 million, additional paid-in capital of $8.0 million associated with the Company’s share-based compensation expense, $4.7 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, and foreign currency translation effects of $3.7 million, partially offset by the repurchase and retirement of its common stock of $0.4 million.

As of September 29, 2012, the Company’s sources of available funds were its cash and cash equivalents of $307.8 million, short-term investments of $8.0 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) net income attributable to noncontrolling interest, (2) equity in net income of affiliates, (3) income tax expense (4) other income, net, (5) interest (income) expense, net, (6) amortization of intangible assets, (7) charge associated with CEO succession and transition plan, (8) gain associated with pension curtailment and (9) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets, (2) charge associated with CEO succession and transition plan, (3) gain associated with pension curtailment, (4) accelerated write-off of debt issuance costs, (5) gains associated with equity investments and (6) the tax effect of the aforementioned adjustments to net income attributable to Entegris, Inc.

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

Management believes the Company’s non-GAAP measures help indicate the Company’s baseline performance before certain gains, losses or other charges that may not be indicative of the Company’s business or future outlook and offer a useful view of business performance in that the measures provide a more consistent means of comparing performance. The Company believes the non-GAAP measures aid investors’ overall understanding of the Company’s results by providing a higher degree of transparency for such items and providing a level of disclosure that will help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that the inclusion of non-GAAP measures provides consistency in its financial reporting and facilitates investors’ understanding of the Company’s historical operating trends by providing an additional basis for comparisons to prior periods.

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$184,449	$173,014	$548,085	$585,337

Net income attributable to Entegris, Inc.	$18,037	$21,988	$57,569	$83,685
Adjustments to net income attributable to Entegris, Inc.
Net income attributable to noncontrolling interest	—	—	—	400
Equity in net income of affiliates	—	(14)	(3)	(489)
Income tax expense	7,656	4,582	27,300	22,550
Other expense (income), net	1,481	315	648	(1,643)
Interest (income) expense, net	(40)	(38)	(12)	650

GAAP – Operating income	27,134	26,833	85,502	105,153
Amortization of intangible assets	2,389	2,505	7,259	7,763

Charge associated with CEO succession and transition plan	3,928	—	3,928	—
Gain associated with pension curtailment	—	(726)	—	(726)

Adjusted operating income	33,451	28,612	96,689	112,190
Depreciation	7,349	6,763	20,862	20,292

Adjusted EBITDA	$40,800	$35,375	$117,551	$132,482

Adjusted operating margin	18.1%	16.5%	17.6%	19.2%
Adjusted EBITDA – as a % of net sales	22.1%	20.4%	21.4%	22.6%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
GAAP net income attributable to Entegris, Inc.	$18,037	$21,988	$57,569	$83,685
Adjustments to net income attributable to Entegris, Inc.:
Amortization of intangible assets	2,389	2,505	7,259	7,763
Charge associated with CEO succession and transition plan	3,928	—	3,928	—
Gain associated with pension curtailment	—	(726)	—	(726)
Accelerated write-off of debt issuance costs	—	—	—	282
Gain associated with equity investments	—	—	(1,522)	(1,523)
Tax effect of adjustments to net income attributable to Entegris, Inc.	(2,301)	(457)	(3,802)	(2,492)

Non-GAAP net income attributable to Entegris, Inc.	$22,053	$23,310	$63,432	$86,989

Diluted earnings per common share attributable to Entegris, Inc.:	$0.13	$0.16	$0.42	$0.62
Effect of adjustments to net income attributable to Entegris, Inc.	$0.03	$0.01	$0.04	$0.02
Diluted non-GAAP earnings per common share attributable to Entegris, Inc.:	$0.16	$0.17	$0.46	$0.64

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $2.0 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 29, 2012, the Company had no net exposure to any foreign currency forward contracts.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 29, 2012. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of September 29, 2012, its CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On October 26, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with a pre-arranged stock trading plan established on November 22, 2011 for the purpose of repurchasing up to $50 million of the registrant’s common stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan commenced on November 28, 2011 and, by its terms, will expire on the earlier of (i) October 24, 2012, (ii) a determination by a senior officer of the Company to discontinue the program or (iii) another termination event described in the Plan. On August 20, 2012, the Company amended the Plan to extend the expiration date of the Plan until February 8, 2013. There have been no repurchases of the Company’s common stock under the Plan during the quarter ended September 29, 2012.

Item 6. Exhibits

10.1	First Amendment to Credit Agreement, dated August 1, 2012, among the Registrant, Poco Graphite, Inc., the Lenders as defined in the Credit Agreement and Wells Fargo Bank, National Association*.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 29, 2012 and October 1, 2011, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 29, 2012 and October 1, 2011, (v) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011 and (vi) the notes to the Condensed Consolidated Financial Statements**.

*	Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2012.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: October 25, 2012	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1	First Amendment to Credit Agreement, dated August 1, 2012, among the Registrant, Poco Graphite, Inc., the Lenders as defined in the Credit Agreement and Wells Fargo Bank, National Association*.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 29, 2012 and October 1, 2011, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 29, 2012 and October 1, 2011, (v) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011 and (vi) the notes to the Condensed Consolidated Financial Statements**.

*	Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2012.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.