Form 10-K
period 2012-12-31
ENTEGRIS INC
filed 2013-02-22
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 30, 2012, the last business day of registrant’s most recently completed second fiscal quarter, was $1,045,000,000. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 13, 2013, 138,679,824 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders scheduled to be held on May 8, 2013, or the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2013 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

ENTEGRIS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1. Business.

THE COMPANY

Entegris is a worldwide developer, manufacturer and supplier of products and materials used in processing and manufacturing in the microelectronics and other high-technology industries. For the semiconductor industry, a subset of the microelectronics industry that constitutes the majority of our sales, our products maintain the purity and integrity of critical materials used in the semiconductor manufacturing process. For other high-technology applications, our products and materials are used to manufacture flat panel displays, light emitting diodes or “LEDs”, high-purity chemicals, such as photoresists, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.

The Company was incorporated in Delaware in March 2005 in connection with a strategic merger of equals transaction between Entegris, Inc., a Minnesota corporation (Entegris Minnesota), and Mykrolis Corporation, a Delaware corporation (Mykrolis). See OUR HISTORY below.

We offer a diverse product portfolio that includes more than 17,000 standard and customized products that we believe provide the most comprehensive offering of products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Our products include both unit driven and capital expense driven products. Unit-driven and consumable products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Capital expense driven products rely on the expansion of manufacturing capacity to drive growth. Our unit-driven and consumable product class includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition (CVD) processes in semiconductor manufacturing. Our capital expense-driven products include our components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and our process carriers that protect the integrity of in-process wafers. Unit-driven and consumable products, including service revenue, accounted for approximately 66%, 63%, and 63% of our net sales for fiscal years 2012, 2011 and 2010, respectively, and capital expense-driven products accounted for approximately 34%, 37% and 37% of our net sales for the fiscal years 2012, 2011 and 2010, respectively.

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

Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The two main deposition processes are physical vapor deposition, where a thin film is deposited on a wafer surface in a low-pressure gas environment, and CVD, where a thin film is deposited on a wafer surface using a gas medium and a chemical bonding process. In addition, electro-plating technology is utilized for the deposition of low resistance conductive materials such as copper. The control of uniformity and thickness of these films through our filtration and purification products, which purify the fluids and materials used during the process, is critical to the performance of the semiconductor circuit and, consequently, the manufacturing yield. In addition, our graphite chamber liners and shower heads are critical expendable components used in the CVD chamber.

Chemical Mechanical Planarization (CMP). CMP flattens, or planarizes, the topography of the surface of the wafer after deposition by use of CMP polishing pads and slurries containing abrasive particles in a chemical mixture. The purpose of CMP is to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need our filtration and purification systems to filter the liquid slurries and to remove oversized particles and contaminants that can cause defects on a wafer’s surface, while not affecting the functioning of the abrasive particles in the liquid slurries. Our filtration and purification systems thus enable semiconductor manufacturers to maintain acceptable manufacturing yields through the CMP process. In addition, manufacturers use our consumable polyvinyl alcohol (PVA) roller brushes to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations and our pad conditioners to prepare the surface of the CMP polishing pad.

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

Semiconductor manufacturing has become increasingly complex in recent years as new technologies have been introduced to enhance device performance and as larger wafer sizes have been introduced to increase production efficiencies. This increasing complexity of semiconductor devices has substantially increased the cost of semiconductor fab infrastructure and equipment and has made achieving target yields more difficult for semiconductor manufacturers adopting advanced processes. This has resulted in a number of challenges including the need for more complex, higher-precision liquid and gas delivery, measurement, control and purification systems and subsystems in the front-end manufacturing processes in order to improve time-to-market and manufacturing yields, reduce manufacturing costs, improve production quality and enhance product reliability. To address these challenges, semiconductor equipment companies and device manufacturers are outsourcing the design and manufacture of liquid delivery, measurement, control and purification systems,

subsystems, components, and consumables to us and to other well-established subsystem and component companies that have worldwide presence and leading technologies. The design and performance of those liquid delivery systems, subsystems, components and consumables are critical to the front-end semiconductor manufacturing process because they directly affect cost of ownership and manufacturing yields. We continually seek opportunities to work with our customers to address these challenges.

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

Strong Customer Base. We have established ongoing relationships with many leading original equipment manufacturers (OEMs) and materials suppliers in our key markets. These industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage, which has facilitated our ability to introduce new products and applications that meet our customers’ needs. For example, we work with our key customers at the pre-design and design stages to identify and respond to their requests for current and future generations of products. We target opportunities to offer new technologies in emerging applications, such as copper plating, chemical mechanical planarization, wet-dry cleaning systems, and extreme ultra-violet, or EUV, photolithography. We believe that our large customer base will continue to be an important source of new product development opportunities.

Global Presence. We have established a global infrastructure of design, manufacturing, distribution, service and support facilities to meet the needs of our customers. As semiconductor and other electronic device manufacturers have become increasingly global, they have required that suppliers offer comprehensive local repair and customer support services. In response to this trend, we have, for example, expanded our operations in Taiwan to provide manufacturing capabilities to support our important customers in the region, we have established sales and service offices in China in anticipation of a growing semiconductor manufacturing base in that region and we have transferred customer support and logistics activities to local regions, including our expanded presence in Singapore, to enhance our global and regional management of supply chain and manufacturing processes. We maintain our customer relationships through a combination of direct sales and support personnel and selected independent sales representatives and distributors in Asia, Europe and the Middle East.

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

CONTAMINATION CONTROL SOLUTIONS

Liquid Filtration Products. Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly affect the manufacturing yield. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene flat sheet membranes that offer improved bubble clearance and gel removal to prevent defects in the wafers that occur if these elements are not removed. Our low hold-up volume disposable filters, with flat sheet membranes, use our Connectology ™ technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during changeout. In addition to the filtration of particles from fluids, we have also expanded our offerings for chemical purification, which targets the removal of specific molecules from a process chemical, to improve yield in processes such as wet cleaning.

Components and Systems. Chemicals spend most of their time in contact with fluid storage and management distribution systems, so it is critical for fluid storage and handling components to resist these chemicals and avoid contributing contaminants to the fluid stream. We offer chemical delivery products that allow the consistent and safe delivery of sophisticated chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the semiconductor industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products under the most stringent of process conditions has made us a leader in high-purity fluid transfer products. Both semiconductor manufacturers and semiconductor OEMs use our chemical delivery products. Our comprehensive product line provides our customers with a single-source provider for their chemical storage and management needs throughout the manufacturing process. Our chemical delivery products include valves, fittings, tubing, pipe, chemical containers, custom fabricated products and associated connection systems for high-purity chemical applications.

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

CMP Products. In addition to filters for the purification of liquid chemical slurries, we offer a line of consumable PVA roller brush products to clean the wafer following the chemical mechanical planarization process. Our unique Planarcore ™ PVA roller brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer-to-wafer cleaning performance. In addition, our CMP pad conditioners, based on our silicon carbide capabilities, offer unique preparation solutions for each distinct CMP pad application.

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

Wafer and Reticle Handling Products. We are a global producer of wafer and reticle handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated semiconductor manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet a spectrum of industry standards and customers’ wafer handling needs including front opening unified pods or “FOUPs”, wafer transport and process carriers, standard mechanical interface or “SMIF” pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer process carriers in a variety of materials, including advanced polymeric materials, and in sizes ranging from 100 mm through 300 mm. In addition, we offer FOUPs for experimental 450mm wafers.

We are also a global provider of mask and reticle handling products, including reticle SMIF pods for the protection of extremely valuable and contamination-sensitive lithography reticles. Through our Clarilite—branded product offerings, we are providing our customers with leading edge contamination control solutions.

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

OUR CUSTOMERS AND MARKETS

Within the semiconductor market, our major customer groups include integrated circuit device manufacturers, OEMs that provide equipment to integrated circuit device manufacturers, gas and chemical manufacturing companies and manufacturers of high-precision electronics.

Our most significant customers based on sales in fiscal 2012 include leading device makers such as Micron Technology, Inc., Samsung Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co. Ltd. and United Microelectronics Corporation (UMC), leading OEM companies such as Applied Materials, Inc., ASML Holding N.V. Dainippon Screen Mfg. Co., Ltd. (DNS), Lam Research Corporation and Tokyo Electron Ltd. and leading wafer grower companies such as MEMC Electronic Materials, Inc., Shin-Etsu Chemical Co. Ltd., Siltronic AG and SUMCO Oregon Corp. We also sell our products to flat panel display OEMs, materials suppliers and end users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In our other high-technology markets, our customers include manufacturers and suppliers in the solar and life science industries and, for our Poco Graphite products, electrical discharge machining customers, glass container manufacturers, aerospace manufacturers and manufacturers of biomedical implantation devices.

In 2012, 2011 and 2010, net sales to our top ten customers accounted for approximately 36%, 29% and 28%, respectively, of our net sales. During those same periods no single customer accounted for more than 10% of our net sales and international net sales represented in excess of 69% of our net sales each year. Over 2,500 customers purchased products from us during 2012.

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

SALES AND MARKETING

We sell our products worldwide, primarily through our direct sales force and strategic distributors located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2012, our sales and marketing force consisted of approximately 425 employees worldwide. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.

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

The market for our products is highly fragmented, and we compete with a number of different companies. Our liquid filtration and other contamination control products compete with product offerings from a wide range of companies including both large companies, such as Pall Corporation, as well as small Asian filter manufacturers. Our contamination control components and systems also face worldwide competition from companies such as Saint-Gobain, Parker Hannifin Corp., Gemu Valves, Inc., Integrated Automation, Inc. (CKD) and Tokyo Keiso Co., Ltd. Our gas filtration products compete with companies such as SAES Pure Gas, Inc., Donaldson company, Inc. and Mott Corporation. Our microenvironment product lines face competition largely on a product-by-product basis. We face competition from companies such as Miraial Co. Ltd. (formerly Kakizaki), Dainichi Shoji Co., Inc., Gudeng Precision Industrial Co., Ltd. and Shin-Etsu Polymer Co., Ltd. and from regional suppliers such as e.PAK Resources Pte. Ltd. These companies compete with us primarily in 200 mm and 300 mm applications. Our data storage and finished electronic components products compete with companies such as Illinois Tool Works Inc. (ITW/Camtex), Peak International and 3M Company and from regional suppliers. Our Poco Graphite products compete with products manufactured by companies such as Mersen (France), Tokai Carbon Co., Ltd. (Japan) and Toyo Tanso Co., Ltd. (Japan). Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. We believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our aggregate engineering, research and development expenses in 2012, 2011 and 2010 were $50.9 million, $48.0 million and $43.9 million, respectively. As of December 31, 2012, we had approximately 240 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect to products incorporating externally owned technologies when we believe it is in our long-term interests to do so.

To meet the global needs of our customers, we have engineering, research and development capabilities in California, Minnesota, Massachusetts, Colorado, Texas, Japan, Korea, Taiwan, France and Malaysia. Our engineering, research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role.

We use sophisticated methodologies to research, develop and characterize our materials and products. Our materials technology laboratories are equipped to analyze the physical, rheological, thermal, chemical and compositional nature of the polymers we use. Our materials lab includes standard and advanced polymer analysis equipment such as inductively coupled plasma mass spectrometry (ICP/MS), inductively coupled plasma atomic emission spectrometry (ICP/AES), fourier transform infrared spectroscopy (FTIR) and automated thermal desorption gas chromatography/mass spectrometry (ATD-GC/MS). This advanced analysis equipment allows us to detect contaminants in materials that could harm the semiconductor manufacturing process to levels as low as parts per billion, and in many cases parts per trillion.

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

Key elements of our engineering, research and development expenditures over the past three years have included the development of new product platforms to meet the manufacturing needs for 45, 32, 28 and 20 nanometer and smaller semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes and more demanding platforms for contamination control for 300 mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) and EUV photolithography, and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. Additional investments were made in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes, including the development of a manufacturing capability for the production of Single Wafer Carriers, Multi Application Carriers and FOUPS for the next generation 450mm wafers. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our engineering, research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), an association of semiconductor equipment suppliers, and leading industry consortia, such as the Interuniversity Microelectronics Centre (IMEC) and Semiconductor Manufacturing Technology (SEMATECH), including its Global 450 Consortium (G450C). For example, we have participated with SEMI to develop specifications and with a major customer to develop wafer handling products for 450mm wafers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

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

•

Specialty Coating Capabilities. We fabricate high performance electrostatic chucks by using highly engineered materials and advance vacuum coatings. We have proprietary low-temperature, plasma-assisted CVD and physical vapor deposition (PVD) processes that deposit coatings on a variety of vacuum compatible materials, including metals, alloys, ceramics, semiconductors and polymers, with superior density, purity and uniformity.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of February 8, 2013 our patent portfolio included 256 current U.S. patents, 535 current foreign patents, including counterparts to U.S. filings, 85 pending U.S. patent applications, 26 pending filings under the Patent Cooperation Treaty not yet nationalized and 380 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, we do not consider any particular license to be material to our business. We also license our technology to third parties from time to time and, in particular, as required for our patented technology to be designated as the standard by SEMI or other standard setting organizations within the semiconductor industry.

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

EMPLOYEES

As of December 31, 2012, we had approximately 2,700, full-time employees, as well as approximately 350 temporary and part-time employees. Approximately 240 of our full-time employees work in engineering, research and development and approximately 425 work in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain European countries.

INFORMATION ABOUT OUR OPERATING SEGMENTS

Our financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD). In 2012, 2011 and 2010 approximately 69%, 71% and 71%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is discussed in Note 16 to the Entegris, Inc. Consolidated Financial Statements (the “Financial Statements”) included in response to Item 8 below, which Note is incorporated herein by reference.

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

Entegris Minnesota was incorporated in June 1999 to effect the business combination of Fluoroware, Inc., which began operating in 1966, and EMPAK, Inc., which began operating in 1980. On July 10, 2000, Entegris Minnesota completed an initial public offering of approximately 19% of the total shares of the Company’s common stock outstanding.

Mykrolis was organized as a Delaware corporation on October 16, 2000 under the name Millipore MicroElectronics, Inc. in connection with the spin-off by Millipore Corporation of its microelectronics business unit. On March 31, 2001, Millipore effected the separation of the Mykrolis business from Millipore’s business by transferring to Mykrolis substantially all of the assets and liabilities associated with its microelectronics business. On August 9, 2001, Mykrolis completed an initial public offering of approximately 18% of the total shares of the Company’s common stock outstanding. On February 27, 2002, Millipore completed the spin-off of Mykrolis by distributing to its stockholders the 82% of the Mykrolis common stock that it held following the Mykrolis initial public offering.

On August 11, 2008, we acquired Poco Graphite, Inc. (Poco Graphite), a privately held company based in Decatur, Texas, which augmented our base of business in the semiconductor industry and expanded our materials science capabilities to include graphite and silicon carbide.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of December 31, 2012, of our Executive Officers. All of the Corporate Officers listed below were elected to serve until the first Directors Meeting following the 2013 Annual Stockholders Meeting. All of the Other Executive Officers Listed below were appointed to their current positions by Corporate Officers.

Name	Age	Office	First Appointed To Office*

CORPORATE OFFICERS

Bertrand Loy	47	President & Chief Executive Officer	2001

Gregory B. Graves	52	Executive Vice President, Chief Financial Officer & Treasurer	2002

Peter W. Walcott	66	Senior Vice President, Secretary & General Counsel	2001

John J. Murphy	60	Senior Vice President, Human Resources	2005

OTHER EXECUTIVE OFFICERS

Todd Edlund	50	Vice President, General Manager, Contamination Control Solutions Division	2007

Gregory C. Morris	55	Vice President, Global Sales	2008

Michael D. Sauer	47	Vice President, Controller & Chief Accounting Officer	2011

William Shaner	45	Vice President, General Manager, Microenvironments Division	2007

*	With either the Company or a predecessor company

Bertrand Loy has served as our President and Chief Executive Officer since November 2012. Prior to that, he served as the Executive Vice President and Chief Operating Officer since July 2008. Mr. Loy served as the Executive Vice President and Chief Administrative Officer from the effectiveness of the merger with Mykrolis until July 2008. He served as the Vice President and Chief Financial Officer of Mykrolis from January 2001 until the Merger. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore Corporation from April

1999 until December 2000. From 1995 until 1999, he served as the Division Controller for Millipore’s Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan. Mr. Loy serves on the board of BTU International, Inc., a publicly held supplier of advanced thermal processing equipment.

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

John J. Murphy joined us as our Senior Vice President, Human Resources in October of 2005. He served as the Senior Vice President Human Resources of HNTB, an engineering and architectural services firm, from February 2004 until October 2005 and as Corporate Vice President, Human Resources of Cadence Design Systems, Inc. from May of 2000 through October 2003. Prior to that Mr. Murphy held senior human resources positions with Williams Companies L.M. Ericsson Telephone Company and General Electric Company.

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

Michael D. Sauer has been our Vice President, Controller and Chief Accounting Officer since June 2012. Prior to that time, he served as the Corporate Controller since 2008. From the effectiveness of the merger with Mykrolis until April 2008, Mr. Sauer served as Director of Treasury and Risk Management. Mr. Sauer joined Fluoroware, Inc., a predecessor to Entegris Minnesota in 1988 and held a variety of finance and accounting positions until 2001 when he became the Director of Business Development for Entegris Minnesota, the successor to Fluoroware, serving in that position until the merger with Mykrolis.

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

Furthermore, in periods of reduced demand, we must continue to maintain a satisfactory level of engineering, research and development expenditures and continue to invest in our infrastructure. At the same time, we have to manage our operations to be able to respond to any significant increases in demand, if they occur. In addition, because we typically do not have significant backlog, changes in order patterns have a more immediate impact on our revenues. We expect the semiconductor industry to continue to be cyclical. During downturns our revenue is reduced, and there is likely to be an increase in pricing pressure and shifts in product and customer mix, all of which may affect gross margin and net income. Such fluctuations in our results could cause our stock price to decline significantly. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

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

We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have a significant impact on our operating results. Our top ten customers accounted for 36%, 29% and 28%, of our net sales in 2012, 2011 and 2010, respectively. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our net sales and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge or are acquired, we may experience lower overall sales from the merged or surviving companies. Because one of our strategies has been to develop long-term relationships with key customers in the product areas in which we focus, and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

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

Our manufacturing operations are subject to numerous risks, including the introduction of impurities in the manufacturing process and other manufacturing difficulties that may not be well understood for an extended period of time and that could lower manufacturing yields and make our products unmarketable; the costs and demands of managing and coordinating geographically diverse manufacturing facilities; and the disruption of production in one or more facilities as a result of a slowdown or shutdown in another facility. We could experience these or other manufacturing difficulties, which might result in a loss of customers and exposure to warranty and product liability claims.

Third-party membrane suppliers may disrupt our ability to manufacture products to meet our customer needs.

Certain of our membrane products rely on membranes manufactured by third parties. In the event that these membranes are no longer available or cost-effective and we are unable to acquire an alternative source, our ability to manufacture these products may be disrupted and our profits may decline.

Our membrane manufacturing operations may be disrupted if we are unable to successfully transition manufacturing to our own facility.

The Fourth Amended and Restated Membrane Manufacturing Agreement (the “Membrane Agreement”) between us and Millipore Corporation, dated January 10, 2011, provides that our lease of space in Millipore’s Bedford, Massachusetts facility and our right to use certain manufacturing equipment owned by Millipore expires on March 31, 2014. While we have purchased a building in Bedford, MA to house these membrane manufacturing operations, outfitting of this new building to become a functioning membrane manufacturing plant will require significant lead time and capital investment. In addition, the transition of membrane manufacturing operations to this new facility, which will also consolidate certain other existing operations in Massachusetts will be complex and time consuming. In addition, our current membrane manufacturing is operating at capacity. Consequently, delays in completion of our new membrane manufacturing facility, construction of the equipment to be used therein or obtaining necessary utilities or a failure to execute the transition of our membrane manufacturing operations effectively and expeditiously might disrupt our manufacture of membrane, exacerbate our capacity constraints and result in a loss of customers or exposure to warranty and product liability claims.

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

We make significant cash expenditures to engineer, research, develop and market new products. For example, we incurred $50.9 million, $48.0 million and $43.9 million of engineering, research and development expense in 2012, 2011 and 2010, respectively. The development period for a product can be very long. Following development, it may take a number of years for sales of that product to reach a substantial level, if ever. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our profitability could decline and our prospects could be harmed.

We are subject to a variety of environmental laws that could cause us to incur significant expenses.

In addition to other regulatory requirements affecting our business, we are subject to a variety of federal, state, local and non-U.S. regulatory requirements relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. We generate and handle materials that are considered hazardous waste under applicable law. Certain of our manufacturing operations require the discharge of substantial quantities of wastewater into publicly owned waste treatment works which require us to assure that our wastewater complies with volume and content limitations. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or to build or acquire new facilities or may require us to acquire costly equipment, incur other significant expenses, such as remediation of contamination found on any site that we may acquire, or modify our manufacturing processes.

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

Protection of our intellectual property rights has in the past resulted and may continue to result in costly litigation.

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

Sales to customers outside the United States accounted for approximately 69%, 71% and 71%, respectively, of our net sales in 2012, 2011 and 2010. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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

Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (EAR) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (ITAR) administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our products are subject to EAR and ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

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

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of sovereign debt and declining valuation of certain investments, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, and uncertainty about economic stability. During 2008 and 2009, these conditions had a significant adverse impact on our industry and financial condition and results of operations. There may be further changes in the global economy, which could lead to further challenges in our business and negatively impact our financial results. Tightness of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the recent disruption in European or global financial markets and adverse economic conditions and the effects they may have on our business and financial condition. If uncertain economic conditions continue or further deteriorate, our business and results of operations could be further materially and adversely affected.

An increased concentration of wafer manufacturing in Japan could result in lower sales of our wafer shipper products.

A large percentage of the world’s 300 mm raw silicon wafer manufacturing currently takes place in Japan. Our market share in Japan is currently lower than in other regions we serve. Further, we expect that a large percentage of 450 mm raw silicon wafer manufacturing will, in the future, take place in Japan. If we are unable to persuade these wafer suppliers to use our new 450 mm shippers, we may not be able to achieve a significant market share and may not be able to benefit from our investment in 450 mm shipper manufacturing capacity.

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

While the March 2011 earthquake and tsunami in Japan did not materially impair manufacturing operations at our Yonezawa, Japan plant and while the June 2012 wildfires in Colorado Springs, CO did not materially impair manufacturing operations at our Colorado Springs plant, there can be no assurance that future such catastrophes will not impact our manufacturing operations or those of our supply chain partners by disrupting our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations.

Risks Related to Owning our Securities

The price of our common stock has been volatile in the past and may be volatile in the future.

The price of our common stock has been volatile in the past and may be volatile in the future. While in 2012 the closing price of our stock on The NASDAQ Global Select Market (“NASDAQ”) ranged from a low of $7.48 to a high of $9.90, in 2011 and 2010 the price of our common stock showed much greater volatility: in 2011 the closing price of our stock on NASDAQ ranged from a low of $6.11 to a high of $10.44 and in 2010 the closing price of our stock on NASDAQ ranged from a low of $3.64 to a high of $7.70.

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

If our common stock trades below book value or our business outlook worsens, we could be required to record material impairment losses for our long-lived assets, including property, plant and equipment and our identifiable intangibles.

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

Subject to applicable NASDAQ standards, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares. Issuances of common stock or the exercise of employee and director stock options would dilute your percentage ownership interest, which will have the effect of reducing your influence over matters on which our stockholders vote. In addition, we may issue substantial quantities of our common stock in order to affect acquisitions which would also dilute your ownership interest. If the issuances are made at prices that reflect a discount from the then current trading price of our common stock, your interest in the book value of our common stock might be diluted.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing, design and equipment cleaning facilities in the United States, Japan, France, Taiwan, South Korea and Malaysia. Information about our principal facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned
Bedford, Massachusetts	Research &Manufacturing(1) (4)	80,000	Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing(1)	175,000	Leased (2)
Chaska, Minnesota	Executive Offices, Research & Manufacturing (1) (3)	192,000	Owned
Colorado Springs, Colorado	Manufacturing(3)	82,000	Owned
Colorado Springs, Colorado	Manufacturing(3)	40,000	Leased
Decatur, Texas	Manufacturing(4)	359,000	Owned
Montpellier, France	Cleaning Services(3)	53,000	Owned
Yonezawa, Japan	Manufacturing(1) (3)	196,000	Owned
Kulim, Malaysia	Manufacturing(1) (3)	195,000	Owned
Wonju City, South Korea	Manufacturing(1)	35,000	Owned

1.	Facility used by our Contamination Control Solutions Division.
2.	This lease has been extended through March 31, 2019 and is subject to one five-year renewal option.
3.	Facility used by our Microenvironments Division.
4.	Facility used by our Specialty Materials Division.

We lease approximately 4,200 square feet of manufacturing space in a facility located at 80 Ashby Road, Bedford, Massachusetts owned by Millipore Corporation pursuant to a Fourth Amended and Restated Membrane Manufacturing and Supply Agreement that expires March 31, 2014. We also lease approximately 13,000 square feet of research and development and manufacturing office space located in San Diego, California, approximately 12,000 square feet of office, research and development and manufacturing space located in Fridley, Minnesota and approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, Massachusetts.

In addition, we lease an aggregate of approximately 16,000 square feet of office, research and development and manufacturing space in three buildings located in Burlington, Massachusetts which currently houses our specialty coatings business. These leases are for a term expiring December 31, 2012, but we are negotiating an extension of these leases through March 2014. In 2012, we purchased real property in Bedford, Massachusetts, and we are in the process of building infrastructure upgrades and facilities at that property. When this facility is complete, our specialty coatings business will relocate to that facility. During 2011, we opened a new manufacturing facility in 20,000 square feet of leased space in Hsinchu, Taiwan for use by our Contamination Control Solutions Division.

We maintain a worldwide network of sales, service, repair or cleaning centers in the United States, Germany, France, Israel, Japan, Malaysia, Taiwan, Singapore, China and South Korea. Leases for our facilities expire through December 2018. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders:

Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ Global Select Market under the symbol “ENTG”. The following table sets forth the high and low sales prices of the Company shares for each full quarterly period during fiscal 2012 and 2011. As of February 13, 2013 there were 1,339 shareholders of record. On February 13, 2013, the last sale price reported on the Nasdaq Global Select Market for our common stock was $9.82 per share.

	Fiscal 2012		Fiscal 2011
	Low	High	Low	High
First quarter	$8.56	$10.18	$6.98	$9.64
Second quarter	$7.45	$9.52	$7.50	$10.50
Third quarter	$7.62	$9.35	$6.35	$10.58
Fourth quarter	$7.50	$9.35	$6.00	$9.20

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

Issuer Sales of Unregistered Securities During the Past Three Years:

None

Comparative Stock Performance

The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2007 through December 31, 2012 with cumulative total return of (1) The NASDAQ Composite Index (NASDAQ), and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading December 31, 2007 in Entegris, Inc. common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Entegris, Inc.	$100.00	$25.38	$61.17	$86.54	$101.13	$106.35
NASDAQ Composite	$100.00	$60.04	$87.27	$103.11	$102.30	$120.45
Phila. Semi. Index	$100.00	$52.81	$91.10	$129.14	$115.76	$124.06

Issuer Purchases of Equity Securities:

On October 26, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with a pre-arranged stock trading plan established on November 22, 2011 for the purpose of repurchasing up to $50 million of the registrant’s common stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan commenced on November 28, 2011 and the expiration date of the Plan was extended until February 8, 2013. There have been no repurchases of the Company’s common stock under the Plan during the quarter ended December 31, 2012.

On December 12, 2012, the Board of Directors authorized a repurchase program for 2013 covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program for 2013 will expire in December 2013 unless it is terminated or extended. The initial pre-arranged stock trading plan was established on February 19, 2013 and will expire August 19, 2013 and will cover the repurchase of up to $30 million of the registrant’s common stock.

Item 6.	Selected Financial Data.

The table that follows presents selected financial data for each of the last five fiscal years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012, 2011 and 2010 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

(In thousands, except per share amounts)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Operating Results
Net sales	$715,903	$749,259	$688,416	$398,644	$554,699
Gross profit	307,383	325,930	310,643	137,812	211,515
Selling, general and administrative expenses	147,405	140,847	147,051	117,001	147,531
Engineering, research and development expenses	50,940	47,980	43,934	35,039	40,086
Amortization of intangible assets	9,594	10,225	13,231	19,237	19,585
Impairment of goodwill	—	—	—	—	473,799
Restructuring charges	—	—	—	15,463	10,423
Operating profit (loss)	99,444	126,878	106,427	(48,928)	(479,909)
Income (loss) before income taxes and equity in affiliate net income (loss)	99,703	127,964	101,481	(59,888)	(496,413)
Income tax expense (benefit)	30,881	4,217	15,006	(2,996)	19,201
Income (loss) from continuing operations	68,825	124,246	85,122	(57,759)	(515,897)
Net income (loss) attributable to Entegris, Inc.	68,825	123,846	84,356	(57,721)	(517,002)

Earnings Per Share Data
Diluted earnings (loss) per share – continuing operations	$0.50	$0.91	$0.63	$(0.49)	$(4.58)
Weighted average shares outstanding – diluted	138,412	136,223	133,174	117,321	112,653

Operating Ratios – % of net sales
Gross profit	42.9%	43.5%	45.1%	34.6%	38.1%
Selling, general and administrative expenses	20.6	18.8	21.4	29.3	26.6
Engineering, research and development expenses	7.1	6.4	6.4	8.8	7.2
Amortization of intangible assets	1.3	1.4	1.9	4.8	3.5
Impairment of goodwill	—	—	—	—	85.4
Restructuring charges	—	—	—	3.9	1.9
Operating profit (loss)	13.9	16.9	15.5	(12.3)	(86.5)
Income (loss) before income taxes and equity in affiliate net income (loss)	13.9	17.1	14.7	(15.0)	(89.5)
Effective tax rate	31.0	3.3	14.8	5.0	(3.9)
Net income (loss) attributable to Entegris, Inc.	9.6	16.5	12.3	(14.5)	(93.2)

Cash Flow Statement Data
Depreciation and amortization	$37,607	$37,064	$41,198	$50,127	$46,343
Capital expenditures	49,929	30,267	16,794	13,162	26,987
Net cash provided by operating activities	115,162	157,286	140,898	4,193	66,260
Net cash used in investing activities	(72,467)	(28,431)	(11,985)	(9,843)	(199,921)
Net cash provided by (used in) financing activities	10,890	10,864	(65,709)	(40,690)	82,681

Balance Sheet and Other Data
Current assets	$579,324	$502,999	$387,091	$267,458	$313,128
Current liabilities	93,263	92,594	107,634	73,910	79,356
Working capital	486,061	410,405	279,457	193,548	233,772
Current ratio	6.21	5.43	3.60	3.62	3.95
Long-term debt	—	—	—	52,492	150,516
Shareholders’ equity	694,799	608,238	459,619	346,192	336,170
Total assets	811,544	724,663	601,385	504,672	597,824
Return on average shareholders’ equity – %	10.6%	23.2%	20.9%	(16.9)%	(87.0)%
Shares outstanding at end of period	138,458	135,821	132,901	130,043	113,102

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” will,” “would,” “could,” “should” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limitation, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the headings “Risks Relating to our Business and Industry,” “Manufacturing Risks,” “International Risks” and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission. Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

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

Entegris, Inc. is a leading provider of a wide range of products and services for purifying, protecting and transporting the critical materials used in processing and manufacturing in the microelectronics and other high-technology industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and related industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers as well as thin film transistor-liquid crystal display (TFT-LCD) and hard disk manufacturers, which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.

The Company offers a diverse product portfolio which includes more than 17,000 standard and customized products that it believes provide the most comprehensive offering of contamination control solutions and microenvironment products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others are capital-expenditure driven and rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.

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

Overall Summary of Financial Results for the Year Ended December 31, 2012

The Company’s financial results for 2012 reflected the lower capital spending levels and sluggish production rates in the semiconductor industry that began in the latter half of 2011. Total net sales for the year ended December 31, 2012 were $715.9 million, down $33.4 million, or 4%, from sales of $749.3 million for the year ended December 31, 2011. Sales in 2012 showed modest quarterly growth from late 2011 levels before declining in the latter half of the year.

The sales decrease in 2012 included unfavorable foreign currency translation effects of $8.5 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Euro. Excluding this factor, net sales fell approximately 3% in 2012 when compared to 2011.

The year-over-year sales decrease, along with a slightly unfavorable sales mix, accounted for lower gross profits in 2012. These factors, along with lower levels of factory utilization, underlie the gross margin rate for 2012 of 42.9% compared to 43.5% a year ago.

Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, increased 5% for the year ended December 31, 2012 when compared to the year-ago period. Included in SG&A for the year ended December 31, 2012 was a $3.9 million charge associated with a CEO succession and transition plan.

The Company’s effective tax rate was 31.0% in 2012 compared to 3.3% in 2011. Tax expense in 2011 included a $41.0 million benefit associated with a decrease in the Company’s U.S. deferred tax asset valuation allowance, primarily accounting for the year-to-year increase in the effective tax rate.

As a result of the aforementioned factors, net income attributable to the Company for 2012 was $68.8 million, or $0.50 per diluted share, compared to net income attributable to the Company of $123.8 million, or $0.91 per diluted share, in 2011.

During 2012, the Company’s operating activities provided cash flow of $115.2 million. Cash, cash equivalents and short-term investments were $350.4 million at December 31, 2012 compared with $273.6 million at December 31, 2011. The Company had no outstanding short-term bank borrowings or long-term debt at December 31, 2012.

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

The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. In addition, for all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances. The Company’s allowance for doubtful accounts was $2.3 million and $1.0 million at December 31, 2012 and 2011, respectively. The increase in 2012 primarily reflects the recording of allowances for specific individual receivables.

An allowance for sales returns and allowances is established based on historical and current trends in both sales and product returns. At December 31, 2012 and 2011, the Company’s reserve for sales returns and allowances was $1.2 million and $0.7 million, respectively. The increase in 2012 primarily reflects changes in the underlying variables of the Company’s determination of its sales return allowances.

Inventory Valuation The Company uses certain estimates and judgments to properly value its inventory. In general, the Company’s inventories are recorded at the lower of cost or market. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and historical and projected sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $5.7 million at both December 31, 2012 and 2011.

The Company’s inventories include materials and products subject to technological obsolescence, which are sold in highly competitive industries. If future demand or market conditions are less favorable than current conditions or the Company’s projected outlook for sales, inventory write-downs or additional allowances may be required and would be reflected in cost of sales in the period the revision is made.

Impairment of Long-Lived Assets As of December 31, 2012, the Company had $157.0 million of net property, plant and equipment and $47.2 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

Based on current general economic conditions and trends within the semiconductor industry and the absence of any other triggering events, the Company has not been required to perform impairment testing for any of its asset groups since 2009. The Company will continue to monitor circumstances and events to determine whether asset impairment testing is warranted. It is possible that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.

Income Taxes In the preparation of the Company’s financial statements, the income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

The Company has deferred tax assets related to certain federal and state credit carryforwards, and certain state and foreign net operating loss carryforwards of $5.8 million and $14.5 million as of December 31, 2012 and December, 31 2011, respectively. Management believes it is more likely than not that the benefit from a portion of these carryforwards will not be realized. In recognition of this risk, the Company provided a valuation allowance of $5.0 million and $4.6 million as of December 31, 2012 and December 31, 2011, respectively, relating to these carryforwards. If the Company’s assumptions change and it determines it will be able to realize these carryforwards, the tax benefits relating to any reversal of the valuation allowance on the deferred tax assets will be recognized as a reduction of income tax expense.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the years ended December 31, 2012 and 2011. The Company’s historical financial data was derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Dollars in thousands)	2012		2011
		% of net sales		% of net sales
Net sales	$715,903	100.0%	$749,259	100.0%
Cost of sales	408,520	57.1	423,329	56.5

Gross profit	307,383	42.9	325,930	43.5
Selling, general and administrative expenses	147,405	20.6	140,847	18.8
Engineering, research and development expenses	50,940	7.1	47,980	6.4
Amortization of intangible assets	9,594	1.3	10,225	1.4

Operating income	99,444	13.9	126,878	16.9
Interest (income) expense, net	(10)	(0.0)	659	0.1
Other income, net	(249)	(0.0)	(1,745)	(0.2)

Income before income taxes and equity in net loss of affiliates	99,703	13.9	127,964	17.1
Income tax expense	30,881	4.3	4,217	0.6
Equity in net income of affiliates	(3)	(0.0)	(499)	(0.1)

Net income	$68,825	9.6	$124,246	16.6

Net sales For the year ended December 31, 2012, net sales were $715.9 million, down $33.4 million, or 4%, from sales for the year ended December 31, 2011. The Company’s net sales for 2012 reflected the lower capital spending levels and sluggish production rates in the semiconductor industry that began in the latter half of 2011. Sales in 2012 showed modest quarterly growth from late 2011 levels before declining in the third and fourth quarters. The Company’s operating segments experienced mixed sales results. See the “Segment analysis” included below in this section for additional detail.

The sales decrease in 2012 included unfavorable foreign currency translation effects of $8.5 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Euro. Excluding this factor, net sales fell approximately 3% in 2012 when compared to 2011.

On a geographic basis, total sales to North America were 31%, Asia Pacific 38%, Europe 12% and Japan 19% in 2012. Total sales to North America were 29%, Asia Pacific 38%, Europe 14% and Japan 19% in 2011. When comparing 2012 to 2011, all regions experienced year-over-year sales decreases except North America. Net sales to customers in Asia, Europe, and Japan decreased 3%, 19%, and 6%, respectively, and North America increased 2% from 2011 to 2012. Net sales for Asia and Europe were affected by unfavorable foreign currency translation effects of $7.0 million and $1.5 million, respectively. Net of those effects, sales decreased 3% and 12% for Asia and Europe, respectively.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products represented 66% of total sales and sales of capital-driven products represented 34% of total sales in 2012. This compares to a unit-driven to capital-driven ratio of 63:37 for 2011. This shift in relative demand for capital-driven products reflects lower capital spending since mid-2011 by semiconductor customers for capacity-related products.

Sales of unit-driven products increased 1% in 2012. Unit-driven products generally have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters used in the photolithography, CMP and wet etch and clean processes, specialized graphite components, and wafer shippers used to ship raw wafers, particularly at wafer sizes of 200mm and below.

Year-over-year sales of capital-driven products decreased 14% in 2012. Capital-driven products include wafer process carriers, gas microcontamination control systems used in the deployment of advanced photolithography processes, fluid handling systems, including dispense pumps used in the photolithography process, and integrated liquid flow controllers used in various processes around the fab.

The Company believes the sales decreases noted above are primarily volume driven. Based on the information available, the Company believes it improved or maintained market share for its products and that the effect of selling price erosion was nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the decrease in sales has not been driven by any one particular customer or group of customers, but rather by the decline in semiconductor and other high-technology sectors as a whole.

Gross profit Gross profit for 2012 decreased by $18.5 million, to $307.4 million, a decrease of 6% from $325.9 million for 2011. The gross margin rate for 2012 was 42.9% versus 43.5% for 2011.

The year-over-year sales decrease accounted for the Company’s lower gross profit in 2012. The reduction in gross profit related to a slightly unfavorable sales mix was offset by improved levels of factory utilization, primarily at the Company’s Microenvironments segment, and higher royalty revenue.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses for 2012 increased $6.6 million, or 5%, to $147.4 million from $140.8 million in 2011. SG&A expenses, as a percent of net sales, increased to 20.6% from 18.8% a year earlier, reflecting both the decrease in net sales and increase in SG&A expenditure levels.

The increase in SG&A expenses includes a $3.9 million charge associated with compensation to which the Company’s former chief executive officer was entitled in connection with a succession and transition plan, a $1.4 million increase in consultants’ fees, and a $1.3 million increase in the provision for bad debts. Other employee costs, which make up about two-thirds of SG&A expenses, were flat as lower accruals for incentive compensation were offset by increases in other employee cost categories, most notably benefit costs. The increase in SG&A costs was partially offset by favorable foreign currency translation effects of $1.4 million.

Included in the twelve-month period ended December 31, 2011 was a $0.7 million gain associated with the pension curtailment of the Company’s Japan defined benefit pension plan. Refer to Note 13 to the Company’s consolidated financial statements for further discussion.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies increased by $3.0 million, or 6%, to $50.9 million in 2012 compared to $48.0 million in 2011. ER&D expenses as a percent of net sales were 7.1% compared to 6.4% a year ago, reflecting both the increase in ER&D expenditure levels and decrease in net sales.

The increase in ER&D expense mainly reflects higher employee costs ($0.6 million) and a general increase in overall ER&D expense levels related to the support of current product lines and the development of new products and manufacturing technologies.

Moving into 2013, the Company intends to invest in its core membrane and coatings technologies to continue to create differentiated and high-value, unit-driven products for the most advanced and demanding semiconductor applications. In addition, the Company is committed to the ER&D spending and capital investment needed to sustain its initiative in 450 mm wafer handling as that technology is adopted over the next several years.

Amortization of intangible assets Amortization of intangible assets was $9.6 million in 2012 compared to $10.2 million for 2011. The decline reflects the absence of amortization expense for certain acquired developed technology and trade name assets that became fully amortized in 2011 or 2012.

Other income, net Other income was $0.2 million in 2012 compared to other income of $1.7 million in 2011. In 2012, other income includes a $1.5 million gain recorded in the second quarter related to the remeasurement of the previously held 50% equity investment in a Taiwan joint venture entity in which the Company acquired a 100% interest in April 2012. The other income was partially offset by $1.4 million of foreign currency transaction losses related to the remeasurement of yen-denominated assets and liabilities held by the Company. In 2011, other income primarily relates to a $1.5 million gain recorded in connection with the sale of an equity investment.

Income tax expense The Company recorded income tax expense of $30.9 million in 2012 compared to an income tax expense of $4.2 million in 2011. The Company’s effective tax rate was 31.0% in 2012, compared to 3.3% in 2011.

In 2012, the Company’s effective tax rate was lower than the U.S. statutory rate of 35% primarily due to lower rates in various foreign jurisdictions compared to the U.S. statutory rate.

In 2011, the Company’s effective tax rate was lower than the U.S. statutory rate of 35% due mainly to the $41.0 million reduction of tax expense related to the decrease in the Company’s deferred tax asset valuation allowance. Management concluded it is more likely than not that the Company would realize the U.S. net deferred tax assets and thereby released the valuation allowance on most of its U.S. deferred tax assets. The $41.0 million of benefit to tax expense comprises $19.8 million from the U.S. utilization of deferred tax assets during the year, $0.2 million from the utilization of foreign deferred tax assets and $21.0 million attributed to the release of the valuation allowance at December 31, 2011.

Equity in net income of affiliates The Company recorded equity in the net income of affiliates of $3 thousand in 2012 compared to equity in the net income of affiliates of $0.5 million in 2011. During 2012, the Company acquired the remaining 50% of Entegris Precision Technologies Corporation (EPT) in Taiwan, an entity in which it had previously owned a 50% equity interest accounted for under the equity method.

Net income attributable to Entegris, Inc. Net income attributable to the Company was $68.8 million, or $0.50 per diluted share, in 2012 compared to net income attributable to the Company of $123.8 million, or $0.91 per diluted share, in 2011. The decrease mainly reflects the Company’s lower net sales and related gross profit decrease, slightly increased operating expenses and higher income tax expense, each described in greater detail above.

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

Adjusted EBITDA decreased 14% to $141.0 million in 2012, compared to $163.2 million in 2011. Adjusted EBITDA, as a percent of net sales, decreased to 19.7% from 21.8% a year earlier. Adjusted Operating Income decreased 17% to $113.0 million in 2012, compared to $136.4 million in 2011. Adjusted Operating Income, as a percent of net sales, decreased to 15.8% from 18.2% a year earlier. Non-GAAP Earnings Per Share decreased 30% to $0.55 in 2012, compared to $0.79 in 2011. The decline in the Adjusted EBITDA and Adjusted Operating Income measures reflect the reduction in net sales and related decrease in gross profit. In addition, Non-GAAP Earnings Per Share was adversely affected by a higher effective tax rate.

Segment Analysis

The following table and discussion concern the results of operations of the Company’s three business segments for the years ended December 31, 2012 and 2011. See Note 16 “Segment Reporting” to the consolidated financial statements for additional information on the Company’s three segments.

(In thousands)	2012	2011
Contamination Control Solutions:
Net sales	$461,838	$483,958
Segment profit	116,356	140,313
Microenvironments:
Net sales	$182,375	$182,150
Segment profit	37,223	29,959
Specialty Materials:
Net sales	$71,690	$83,151
Segment profit	12,230	18,255

Contamination Control Solutions (CCS)

For the year ended December 31, 2012, CCS net sales decreased 5%, to $461.8 million, from $484.0 million in the comparable period last year. Net of unfavorable foreign currency effects of $4.6 million, CCS net sales fell 4%. CCS sales decreased due to lower sales of products tied to semiconductor industry capital spending, which experienced a sharp drop in the second half of 2012. Sales of both fluid components and systems products, and gas filtration products fell in 2012. Sales of liquid filtration products, which are less affected by capital spending levels, improved due to strong initial acceptance and demand for new products supporting advanced semiconductor manufacturing processes.

CCS reported a segment profit of $116.4 million for the year ended December 31, 2012 compared to $140.3 million in the comparable period last year, a decrease of $24.0 million, or 17%. The decrease in sales volume directly led to the decline in gross profit of $18.2 million. Operating expenses increased 7%, with selling and marketing expenses, and engineering, research and development costs related to the support of current product lines and the development of new and high-value, unit-driven products for the most advanced and demanding semiconductor applications increasing by $3.6 million and $3.2 million, respectively. Those factors account for the year-over-year change in the CCS’s profitability.

Microenvironments (ME)

For the year ended December 31, 2012, ME net sales remained flat at $182.4 million, versus $182.2 million in the comparable period last year. Net of unfavorable foreign currency effects of $3.0 million, ME net sales increased 2%. Net sales reflected higher sales of 300mm process products related to the industry’s migration to smaller advanced node processes and a $3.3 million increase in royalty revenue, offset by lower sales of 200mm process and wafer shipper products.

ME reported a segment profit of $37.2 million for the year ended December 31, 2012 compared to $30.0 million in the comparable period last year, an increase of 24%. An increase in gross profit accounts for three-quarters of the improvement in segment profit, reflecting the $3.3 million increase in royalty revenue and improved factory utilization. In addition, ME sales and marketing expenses fell by $1.9 million in 2012.

Specialty Materials (SMD)

For the year ended December 31, 2012, SMD net sales decreased 14%, to $71.7 million, down from $83.2 million in the year ended December 31, 2011. The decrease reflected lower sales for both SMD’s graphite-based components and specialty coated products, due to a weak semiconductor equipment market for SMD products as well as continued weakness in the solar market.

SMD reported a segment profit of $12.2 million in 2012 compared to $18.3 million in 2011, a decrease of 33%. The change in segment profit primarily reflected the decrease in gross profit associated with the lower sales in 2012 and the related reduction in factory utilization, particularly for SMD’s specialized graphite manufacturing operation. The segment’s operating expenses were essentially flat with a year ago.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $56.8 million for the year ended December 31, 2012 compared to $51.4 million for the year ended December 31, 2011. For the year ended December 31, 2012, unallocated general and administrative expenses included a $3.9 million charge associated with compensation to which the Company’s former chief executive officer was entitled in connection with the succession and transition plan as noted above. In addition, information technology expenses increased by $1.2 million in 2012.

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

(Dollars in thousands)	2011		2010
		% of net sales		% of net sales
Net sales	$749,259	100.0%	$688,416	100.0%
Cost of sales	423,329	56.5	377,773	54.9

Gross profit	325,930	43.5	310,643	45.1
Selling, general and administrative expenses	140,847	18.8	147,051	21.4
Engineering, research and development expenses	47,980	6.4	43,934	6.4
Amortization of intangible assets	10,225	1.4	13,231	1.9

Operating income	126,878	16.9	106,427	15.5
Interest expense, net	659	0.1	3,516	0.5
Other (income) expense, net	(1,745)	(0.2)	1,430	0.2

Income before income taxes and equity in net loss of affiliates	127,964	17.1	101,481	14.7
Income tax expense	4,217	0.6	15,006	2.2
Equity in net (income) loss of affiliates	(499)	(0.1)	1,353	0.2

Net income	$124,246	16.6	$85,122	12.4

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

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products increased 9%, while sales of capital-driven products increased 8%, in 2011 as compared with 2010. Sales of unit-driven products represented 63% of sales and sales of capital-driven products represented 37% of total sales in 2011. This compares to a unit-driven to capital-driven ratio of 63:37 for 2010.

The Company believes the sales increases noted above were primarily volume driven. Based on the information available, the Company believes it improved or maintained market share for its products in 2011 and that the effect of selling price erosion was nominal. Additionally, given that no single customer accounts for more than 10% of the Company’s annual revenue, the increase in sales has not been driven by any one particular customer or group of customers, but rather by trends in the semiconductor and other high-technology sectors as a whole.

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

A $0.7 million gain associated with the pension curtailment of the Company’s Japan defined benefit pension plan was included in the twelve-month period ended December 31, 2011. Refer to Note 13 to the Company’s consolidated financial statements for further discussion.

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

The increase in ER&D expense mainly reflected higher employee costs and increases in overall ER&D expense levels related to the support of current product lines and the development of new products and manufacturing technologies. In addition, the increase in ER&D costs reflected unfavorable foreign currency translation effects of $0.8 million.

Amortization of intangible assets Amortization of intangible assets was $10.2 million in 2011 compared to $13.2 million for 2010. The decline reflected the absence of amortization expense for certain acquired developed technology and trade name assets that became fully amortized in either 2010 or 2011.

Interest expense Interest expense was $0.9 million in 2011 compared to net interest expense of $3.6 million in 2010. The variance was mainly due to absence of outstanding debt in 2011. Interest expense in 2011 included a charge of $0.3 million for the accelerated write-off of previously capitalized debt issuance costs associated with the replacement of the Company’s existing revolving credit facility with a new agreement. Interest expense for 2010 also included a charge for the accelerated write-off of previously capitalized debt issuance costs in the amount of $0.9 million

Interest income Interest income was $0.2 million in 2011 compared to interest income of $0.1 million in 2010. The increase was due to a considerably higher average invested cash balance in 2011.

Other (income) expense, net Other income was $1.7 million in 2011 compared to other expense of $1.4 million in 2010. In 2011, other income primarily related to a $1.5 million gain recorded in connection with the sale of an equity investment.

In 2010, other expense reflected foreign currency transaction losses of $2.3 million, primarily related to the remeasurement of yen-denominated assets and liabilities held by the Company’s U.S. entity, offset in part by gains of $0.9 million on the sale of the Company’s interest in two equity investments.

Income tax expense The Company recorded income tax expense of $4.2 million in 2011 compared to an income tax expense of $15.0 million in 2010. The Company’s year-to-date effective tax rate was 3.3% in 2011, compared to 14.8% in 2010.

In 2011, the Company’s effective tax rate was lower than the U.S. statutory rate of 35% due mainly to the $41.0 million benefit to tax expense from the reduction of the Company’s deferred tax asset valuation allowance. Management concluded it was more likely than not that the Company would realize the U.S. net deferred tax assets and thus released the valuation allowance on most of its U.S. deferred tax assets. The $41.0 million of benefit to tax expense comprised $19.8 million from the U.S. utilization of deferred tax assets during the year, $0.2 million from the utilization of foreign deferred tax assets, and $21.0 million is attributed to the release of the valuation allowance at December 31, 2011.

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

The increase in sales volume and the resulting improvement in gross profit primarily accounted for the year-over-year change in the segment’s profitability. CCS operating expenses decreased 2%, mainly due to lower selling and engineering, research and development costs.

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

Quarterly Results of Operations

The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended December 31, 2012. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments that management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.

QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

	2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$203,125	$209,198	$173,014	$163,922	$175,403	$188,233	$184,449	$167,818
Gross profit	88,345	95,143	74,828	67,614	76,244	82,746	81,932	66,461
Selling, general and administrative expenses	35,790	39,126	33,533	32,398	35,048	35,989	39,095	37,273
Engineering, research and development expenses	12,532	12,462	11,957	11,029	11,989	12,726	13,314	12,911
Amortization of intangible assets	2,689	2,569	2,505	2,462	2,450	2,420	2,389	2,335
Operating profit	37,334	40,986	26,833	21,725	26,757	31,611	27,134	13,942
Net income attributable to Entegris, Inc.	29,175	32,522	21,988	40,161	17,859	21,673	18,037	11,256

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	43.5	45.5	43.2	41.2	43.5	44.0	44.4	39.6
Selling, general and administrative expenses	17.6	18.7	19.4	19.8	20.0	19.1	21.2	22.2
Engineering, research and development expenses	6.2	6.0	6.9	6.7	6.8	6.8	7.2	7.7
Amortization of intangibles	1.3	1.2	1.4	1.5	1.5	1.3	1.3	1.4
Operating profit	18.4	19.6	15.5	13.3	15.3	16.8	14.7	8.3
Net income attributable to Entegris, Inc.	14.4	15.5	12.7	24.5	10.2	11.5	9.8	6.7

The Company’s quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to myriad factors, many of which are beyond the Company’s control. The variability in sales, and its corresponding effect on gross profit, is the single most important factor underlying the changes in the Company’s operating income over the past eight quarters. The fourth quarter of 2011 included a tax benefit of $21.0 million attributable to the release of the valuation allowance on certain deferred tax assets.

The Company’s financial results for the two-year period ended December 31, 2012 reflected the improvement in both the capital and unit-driven segments of the semiconductor industry that began during the second half of 2009. Quarterly sales of the Company’s products and services reached their peak in the second quarter of 2011, before declining over the latter half of 2011 due to a slowdown in semiconductor industry capital spending and sluggish production rates. 2012, which continued to be characterized by sluggish semiconductor production rates and industry capital spending, saw slowly increasing quarterly sales levels from late 2011 levels before declining in the fourth quarter of 2012.

Liquidity and Capital Resources

The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000 and 2009, the Company raised capital via public offerings of its common stock.

Operating activities

Net cash flow provided by operating activities totaled $115.2 million for the year ended December 31, 2012. Cash generated by the Company’s operations included net income of $68.8 million, as adjusted for the impact of various non-cash charges, primarily depreciation and amortization of $37.6 million and share-based compensation expense of $9.9 million. The net impact on cash flow from operations from changes in operating assets reduced cash otherwise generated by the Company’s operations.

Working capital was $486.1 million at December 31, 2012, which included $350.4 million in cash and cash equivalents and short-term investments, an increase from $410.4 million as of December 31, 2011, which included $273.6 million in cash and cash equivalents.

Accounts receivable decreased by $13.2 million during 2012, or $10.6 million net of foreign currency translation adjustments. This decrease reflects the year-over-year decline sales of the Company’s products and an improvement in the Company’s collections as reflected in its days sales outstanding measure (DSO). The Company’s DSO was 51 days at December 31, 2012 compared to 60 days at the beginning of the year.

Inventories at December 31, 2012 increased by $5.2 million from a year earlier, or $6.1 million after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory. The increase mainly reflects higher levels of finished goods.

Accounts payable and accrued expenses were $9.2 million higher than a year ago, or $6.3 million net of foreign currency translation adjustments. The Company made income tax payments, net of refunds, of $29.7 million in 2012.

Investing activities Cash flow used in investing activities totaled $72.5 million in 2012. Acquisition of property and equipment totaled $49.9 million, which primarily reflected significant investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications.

As of December 31, 2012, the Company expects its capital expenditures in 2013 to be approximately $60 million to $70 million, including approximately $40 million to complete the Company’s 450mm technology center and advanced membrane and coatings facility. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $85 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

The Company had net purchases of $20.0 million less proceeds from maturities of commercial paper classified as short-term investments. Net of cash acquired, the Company expended $3.0 million to acquire the remaining 50% of an equity method investee in which it had previously owned a 50% equity interest.

Financing activities Cash provided by financing activities totaled $10.9 million during 2012. The Company received proceeds of $7.4 million in connection with common shares issued under the Company’s stock plans. Cash provided by financing activities also included $3.9 million related to excess tax benefits from employee stock plans, partially offset by the purchase of shares of the Company’s common stock at a total cost of $0.4 million under the stock repurchase program authorized by the Company’s Board of Directors in 2011.

The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of December 31, 2012, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the revolving credit facility. Through December 31, 2012, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility.

The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary equivalent to an aggregate of approximately $14.0 million. There were no outstanding borrowings under these lines of credit at December 31, 2012.

On October 26, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with a pre-arranged stock trading plan established on November 22, 2011 for the purpose of repurchasing up to $50 million of the registrant’s common stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan commenced on November 28, 2011 and the expiration date of the Plan was extended until February 8, 2013. There have been no repurchases of the Company’s common stock under the Plan during the quarter ended December 31, 2012.

On December 12, 2012, the Board of Directors authorized a repurchase program for 2013 covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program for 2013 will expire in December 2013 unless it is terminated or extended. The initial pre-arranged stock trading plan was established on February 19, 2013 and will expire August 19, 2013 and will cover the repurchase of up to $30 million of the registrant’s common stock.

At December 31, 2012, the Company’s shareholders’ equity stood at $694.8 million, up 14% from $608.2 million at the beginning of the year. The increase reflected net income attributable to the Company of $68.8 million, additional paid-in capital of $9.9 million associated with the Company’s share-based compensation expense, $7.4 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, and a tax benefit associated with stock plans of $3.9 million, partially offset by the repurchase and retirement of its common stock of $0.4 million and foreign currency translation effects of $2.5 million.

As of December 31, 2012, the Company’s sources of available funds were its cash and cash equivalents of $330.4 million, short-term investments of $20.0 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

The Company believes that its cash and cash equivalents, short-term investments, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations will be sufficient to meet its working capital and investment requirements for at least the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms.

The Company considers the undistributed earnings of its foreign subsidiaries as of December 31, 2012 to be indefinitely reinvested. As of December 31, 2012, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $113.0 million. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents, and short-term investments and operating cash flows will be sufficient to meet the Company’s domestic cash needs for the next twelve months.

New Accounting Pronouncements

The Company does not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on its consolidated financial statements. Refer to Note 1 to the Company’s consolidated financial statements for a discussion of accounting pronouncements implemented in 2012.

Contractual Obligations

The following table summarizes the maturities of the Company’s significant financial obligations as of December 31, 2012:

(In thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Pension obligations	$12,225	$25	$285	$320	$219	$311	$11,065
Capital purchase obligations[1]	36,330	36,330	—	—	—	—
Operating leases	25,813	8,288	4,361	4,073	3,221	2,566	3,304

Total	$74,368	$44,643	$4,646	$4,393	$3,440	$2,877	$14,369

Unrecognized tax benefits[2]

[1]

Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2011, as the Company had not yet received the related goods or taken title to the property.

[2]

The Company had $5.4 million of total gross unrecognized tax benefits at December 31, 2012. The timing of any payments associated with these unrecognized tax benefits will depend on a number of factors. Accordingly, the Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities and are not included in the table above.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) net income attributable to noncontrolling interest, (2) equity in net income of affiliates, (3) income tax expense (4) other income, net, (5) interest (income) expense, net, (6) gain associated with pension curtailment, (7) charge associated with CEO succession and transition plan, (8) amortization of intangible assets and (9) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) amortization of intangible assets, (2) accelerated write-off of debt issuance costs, (3) gain associated with equity investments, (4) gain associated with pension curtailment, (5) charge associated with CEO succession and transition plan, (6) the tax effect of the aforementioned adjustments to net income attributable to Entegris, Inc. and (7) reversal of deferred tax valuation allowance divided by weighted common shares outstanding.

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

Third, there is no assurance the Company will not have future restructuring activities, gains or losses on sale of equity investments, accelerated write-offs of debt-issuance costs or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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

The reconciliation of GAAP measures to Adjusted Operating Income and Adjusted EBITDA for the years ended December 31, 2012 and 2011 are presented below:

(Dollars in thousands)	2012	2011
Net sales	$715,903	$749,259

Net income attributable to Entegris, Inc.	$68,825	$123,846
Adjustments to net income attributable to Entegris, Inc.
Net income attributable to noncontrolling interest	—	400
Equity in net income of affiliates	(3)	(499)
Income tax expense	30,881	4,217
Other income, net	(249)	(1,745)
Interest (income) expense, net	(10)	659

GAAP – Operating income	99,444	126,878
Gain associated with pension curtailment	—	(726)
Charge associated with CEO succession and transition plan	3,928	—
Amortization of intangible assets	9,594	10,225

Adjusted operating income	112,966	136,377
Depreciation	28,013	26,839

Adjusted EBITDA	140,979	163,216
Adjusted operating margin	15.8%	18.2%
Adjusted EBITDA – as a % of net sales	19.7%	21.8%

The reconciliation of GAAP measures to Non-GAAP Earnings per Share for the years ended December 31, 2012 and 2011 are presented below:

(Dollars in thousands)	2012	2011
GAAP net income attributable to Entegris, Inc.	$68,825	$123,846
Adjustments to net income attributable to Entegris, Inc.:
Amortization of intangible assets	9,594	10,225
Accelerated write-off of debt issuance costs	—	282
Gain on sale of equity investment	(1,522)	(1,523)
Gain associated with pension curtailment	—	(726)
Charge associated with CEO succession and transition plan	3,928	—
Tax effect of adjustments to net income attributable to Entegris, Inc.	(4,643)	(3,355)
Reversal of deferred tax valuation allowance(1)	—	(20,999)

Non-GAAP net income attributable to Entegris, Inc.	$76,182	$107,750

Diluted earnings per common share attributable to Entegris, Inc.	$0.50	$0.91
Effect of adjustments to net income attributable to Entegris, Inc.	$0.05	$(0.12)
Diluted non-GAAP earnings per common share attributable to Entegris, Inc.:	$0.55	$0.79

(1)

This amount represents the reversal of the remaining valuation allowance on certain of the Company’s deferred tax assets. The amount excludes the reversal of the valuation allowance on those deferred tax assets realized in 2011 based on earnings in those years.

Quantitative and Qualitative Disclosure About Market Risks

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $2.2 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2012, the Company had no net exposure to any foreign currency forward contracts.

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

DISCLOSURE CONTROLS AND PROCEDURES

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)), as of December 31, 2012, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management team with the participation of the Chief Executive Officer and the Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(a)	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm which audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this item with respect to registrant’s directors, including information relating to the independence of certain directors, identification of the audit committee and the audit committee financial expert, and with respect to corporate governance is set forth under the caption “Proposal 1—Election of Directors” and “Corporate Governance”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 8, 2013, and to be filed with the Securities and Exchange Commission on or about April 5, 2013, which information is hereby incorporated herein by reference.

The information called for by this item with respect to registrant’s compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 8, 2013, and to be filed with the Securities and Exchange Commission on or about April 5, 2013, which information is hereby incorporated herein by reference.

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

The information called for by this item is set forth under the caption “Compensation of Executive Officers” and “Management Development & Compensation Committee Report”, respectively, in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 8, 2013, and to be filed with the Securities and Exchange Commission on or about April 5, 2013, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans:

As of December 31, 2012, our equity compensation plan information is as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	4,367,489	$8.20	(1)	7,655,166	(2)
Equity compensation plans not approved by security holders	—	—		—

Total	4,367,489	$8.20		7,655,166

(1)	The weighted average exercise price does not take into account the shares issuable upon outstanding restricted stock unit vesting, which have no exercise price.
(2)

These shares are available under the 2010 Stock Plan for future issuance for stock options, restricted stock units, performance shares and stock awards in accordance with the terms of the 2010 Stock Plan.

The other information called for by this item is set forth under the caption “Ownership of Entegris Common Stock” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 8, 2013, and to be filed with the Securities and Exchange Commission on or about April 5, 2013, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item with respect to certain transactions and relationships between the registrant and directors, executive officers and five percent stockholders is set forth under the caption “Corporate Governance” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 8, 2013, and to be filed with the Securities and Exchange Commission on or about April 5, 2013, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information called for by this item with respect to the fees paid to and the services performed by the registrant’s principal accountant is set forth under the caption “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm for 2013” in the Company’s definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 8, 2013, and to be filed with the Securities and Exchange Commission on or about April 5, 2013, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report are incorporated by reference herein.

2.	Exhibits.

A.	The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)
(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and between Entegris, Inc., and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)
(3)	By-Laws of Entegris, Inc., as amended December 17, 2008	Exhibit 3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(3)	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended	Exhibit 3.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011
(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)

(4)	Rights Agreement dated July 26, 2005 between Entegris and Wells Fargo Bank, N.A as rights agent	Exhibit 4.1 to Entegris, Inc. (Entegris Minnesota) Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005
(10)	Entegris, Inc. – 2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 3, 2010
(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Exhibit 10.2 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan*	Exhibit 10.3 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Amended and Restated Entegris Incentive Plan*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2008
(10)	Lease Agreement, dated April 1, 2002 between Nortel Networks HPOCS Inc. and Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(10)	Amendment of Lease between Entegris, Inc. and KBS Rivertech, LLC dated April 1, 2012	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012
(10)	Amended and Restated Employment Agreement, dated as of May 4, 2005, by and between Mykrolis Corporation and Gideon Argov*	Exhibit 10.13 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005
(10)	Fluoropolymer Purchase and Sale Agreement, by and between E.I. Du Pont De Nemours and Company and the Registrant, dated January 1, 2011, as amended	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the quarter ended April 2, 2011
(10)	Credit Agreement, dated June 9, 2011, among Entegris, Inc., Poco Graphite, Inc., the Lenders (as defined therein) and Wells Fargo Bank, NA, as Administrative Agent.	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011

(10)	First Amendment to Credit Agreement, dated August 1, 2012, among the Registrant, Poco Graphite, Inc., the Lenders as defined in the Credit Agreement and Wells Fargo Bank National Association	Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed on August 3, 2012
(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)	Severance Protection Agreement, dated July 26, 2011 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011
(10)	Trust Agreement between Entegris, Inc. Fidelity Management Trust Company and Entegris Inc. 401(k) Savings and Profit Sharing Plan Trust, dated December 29, 2007.	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(10)	Entegris, Inc. 2007 Deferred Compensation Plan*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form10-Q for the fiscal period ended June 30, 2007
(10)	Entegris, Inc. – Form of 2010 RSU Unit Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Entegris, Inc. – Form of 2010 Stock Option Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Fourth Amended and Restated Membrane Manufacture and Supply Agreement, dated January 10, 2011, by and between Entegris, Inc. and Millipore Corporation.	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 2, 2011
(10)	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(10)	Amendment to Amended and Restated SERP*	Exhibit 10.15 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(10)	Entegris, Inc. 2012 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 2012 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2012 Restatement)*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012

*	A “management contract or compensatory plan”

B.	The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K

Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Executive Employment Agreement, effective November 28, 2012, between the Registrant and Bertrand Loy*

(10)	10.2	2011 RSU Unit Award Agreement*

(10)	10.3	2011 Stock Option Award Agreement*

(21)	21	Subsidiaries of Entegris, Inc.

(23)	23	Consent of Independent Registered Public Accounting Firm

(24)	24	Power of Attorney by the Directors of Entegris, Inc.

(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.

(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.

(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) the notes to the Consolidated Financial Statements.**

*	A “management contract or compensatory plan”
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Dated: February 22, 2013	By	/s/ BERTRAND LOY
Bertrand Loy
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ BERTRAND LOY	President, Chief Executive Officer and Director (Principal executive officer)	February 22, 2013
Bertrand Loy

/s/ GREGORY B. GRAVES	Executive Vice President, Chief Financial Officer & Treasurer (Principal financial officer)	February 22, 2013
Gregory B. Graves

/s/ MICHAEL D. SAUER	Vice President, Controller & Chief Accounting Officer (Principal accounting officer)	February 22, 2013
Michael D. Sauer

PAUL L.H. OLSON*	Director, Chairman of the Board	February 22, 2013
Paul L.H. Olson

MICHAEL A. BRADLEY*	Director	February 22, 2013
Michael A. Bradley

MARVIN D. BURKETT*	Director	February 22, 2013
Marvin D. Burkett

R. NICHOLAS BURNS*	Director	February 22, 2013
R. Nicholas Burns

DANIEL W. CHRISTMAN*	Director	February 22, 2013
Daniel W. Christman

ROGER D. MCDANIEL *	Director	February 22, 2013
Roger D. McDaniel

BRIAN F. SULLIVAN*	Director	February 22, 2013
Brian F. Sullivan

*By	/s/ BERTRAND LOY
BERTRAND LOY, ATTORNEY-IN-FACT

EXHIBIT INDEX

Reg. S-K Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith

(10)	10.1	Executive Employment Agreement, effective November 28, 2012, between the Registrant and Bertrand Loy*

(10)	10.2	2011 RSU Unit Award Agreement*

(10)	10.3	2011 Stock Option Award Agreement*

(21)	21	Subsidiaries of Entegris, Inc.

(23)	23	Consent of Independent Registered Public Accounting Firm

(24)	24	Power of Attorney by the Directors of Entegris, Inc.

(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.

(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.

(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) the notes to the Consolidated Financial Statements.**

*	A “management contract or compensatory plan”
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Entegris, Inc.:

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Entegris, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entegris, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A.(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Entegris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

February 22, 2013

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$330,419	$273,593
Short-term investments	19,995	—
Trade accounts and notes receivable, net	94,016	107,223
Inventories, net	99,144	93,937
Deferred tax assets, deferred tax charges and refundable income taxes	20,201	15,805
Assets held for sale	5,998	5,998
Other current assets	9,551	6,443

Total current assets	579,324	502,999

Property, plant and equipment, net	157,021	130,554

Other assets:
Intangible assets, net	47,207	56,453
Deferred tax assets and other noncurrent tax assets	17,167	25,119
Other	10,825	9,538

Total assets	$811,544	$724,663

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$36,341	$30,609
Accrued payroll and related benefits	29,376	30,887
Other accrued liabilities	21,887	16,954
Deferred tax liabilities and income taxes payable	5,659	14,144

Total current liabilities	93,263	92,594

Pension benefit obligations and other liabilities	17,066	19,868
Deferred tax liabilities and other noncurrent tax liabilities	6,416	3,963

Commitments and contingent liabilities	—	—

Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 138,457,769 and 135,820,588	1,385	1,358
Additional paid-in capital	809,514	788,673
Retained deficit	(157,038)	(225,766)
Accumulated other comprehensive income	40,938	43,973

Total equity	694,799	608,238

Total liabilities and equity	$811,544	$724,663

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net sales	$715,903	$749,259	$688,416
Cost of sales	408,520	423,329	377,773

Gross profit	307,383	325,930	310,643
Selling, general and administrative expenses	147,405	140,847	147,051
Engineering, research and development expenses	50,940	47,980	43,934
Amortization of intangible assets	9,594	10,225	13,231

Operating income	99,444	126,878	106,427
Interest expense	271	886	3,598
Interest income	(281)	(227)	(82)
Other (income) expense, net	(249)	(1,745)	1,430

Income before income taxes and equity in net (income) loss of affiliates	99,703	127,964	101,481
Income tax expense	30,881	4,217	15,006
Equity in net (income) loss of affiliates	(3)	(499)	1,353

Net income	68,825	124,246	85,122
Less net income attributable to the noncontrolling interest	—	400	766

Net income attributable to Entegris, Inc.	$68,825	$123,846	$84,356
Amounts attributable to Entegris, Inc.:
Basic net income per common share	$0.50	$0.92	$0.64
Diluted net income per common share	$0.50	$0.91	$0.63
Weighted shares outstanding
Basic	137,306	134,685	131,685
Diluted	138,412	136,223	133,174

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net income	$68,825	$124,246	$85,122

Other comprehensive income, net of tax
Foreign currency translation adjustments	(2,524)	925	15,535
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	(1,715)	—
Reclassification of cumulative translation adjustment associated with acquisition of business	(216)	—	—
Pension liability adjustments, net of income tax expense of $74, $1,631, and $330 for year ended December 31, 2012, 2011, and 2010	(295)	2,386	(837)

Other comprehensive income	(3,035)	1,596	14,698

Comprehensive income	65,790	125,842	99,820
Less comprehensive income attributable to the noncontrolling interest	—	620	929

Comprehensive income attributable to Entegris, Inc.	$65,790	$125,222	$98,891

See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total
Balance at December 31, 2009	130,043	$1,300	$751,360	$(433,968)	$27,500	$3,465	$349,657
Shares issued under stock plans	2,858	29	6,770	—	—	—	6,799
Share-based compensation expense	—	—	7,588	—	—	—	7,588
Tax benefit associated with stock plans	—	—	149	—	—	—	149
Pension liability adjustment	—	—	—	—	(837)	—	(837)
Foreign currency translation	—	—	—	—	15,372	163	15,535
Net income	—	—	—	84,356	—	766	85,122

Balance at December 31, 2010	132,901	1,329	765,867	(349,612)	42,035	4,394	464,013
Shares issued under stock plans	2,920	29	11,661	—	—	—	11,690
Share-based compensation expense	—	—	7,519	—	—	—	7,519
Tax benefit associated with stock plans	—	—	657	—	—	—	657
Purchase of noncontrolling interest	—	—	2,969	—	562	(5,014)	(1,483)
Pension liability adjustment	—	—	—	—	2,386	—	2,386
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	—	(1,715)	—	(1,715)
Foreign currency translation	—	—	—	—	705	220	925
Net income	—	—	—	123,846	—	400	124,246

Balance at December 31, 2011	135,821	1,358	788,673	(225,766)	43,973	—	608,238
Shares issued under stock plans	2,694	28	7,403	—	—	—	7,431
Share-based compensation expense	—	—	9,881	—	—	—	9,881
Repurchase and retirement of common stock	(57)	(1)	(329)	(97)	—	—	(427)
Tax benefit associated with stock plans	—	—	3,886	—	—	—	3,886
Pension liability adjustment	—	—	—	—	(295)	—	(295)
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	(216)	—	(216)
Foreign currency translation	—	—	—	—	(2,524)	—	(2,524)
Net income	—	—	—	68,825	—	—	68,825

Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$40,938	—	$694,799

ENTEGRIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Operating activities:
Net income	$68,825	$124,246	$85,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,013	26,839	27,967
Amortization	9,594	10,225	13,231
Share-based compensation expense	9,881	7,519	7,588
Impairment of equity investments	—	—	2,164
Deferred tax valuation allowance	358	(41,038)	(13,600)
Provision for deferred income taxes	11,582	21,671	10,647
Charge for excess and obsolete inventory	4,007	3,167	998
Excess tax benefit from share-based compensation plans	(3,805)	(657)	(149)
Amortization of debt issuance costs	—	676	1,731
Net income attributable to noncontrolling interest	—	(400)	(766)
Other	1,701	(2,245)	(1,302)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	10,626	19,336	(26,789)
Inventories	(6,118)	3,632	(14,285)
Accounts payable and accrued liabilities	6,265	(15,127)	34,860
Other current assets	(2,985)	1,253	(283)
Income taxes payable and refundable income taxes	(11,015)	(433)	13,243
Other	(11,767)	(1,378)	521

Net cash provided by operating activities	115,162	157,286	140,898

Investing activities:
Acquisition of property and equipment	(49,929)	(30,267)	(16,794)
Purchase of short-term investments	(27,990)	(2,047)	—
Proceeds from sale or maturities of short-term investments	8,000	2,000	—
Other	(2,548)	1,883	4,809

Net cash used in investing activities	(72,467)	(28,431)	(11,985)

Financing activities:
Principal payments on short-term borrowings and long-term debt	—	—	(259,157)
Proceeds from short-term borrowings and long-term debt	—	—	186,649
Issuance of common stock from employee stock plans	7,431	11,690	6,799
Other	3,459	(826)	—

Net cash provided by (used in) financing activities	10,890	10,864	(65,709)

Effect of exchange rate changes on cash and cash equivalents	3,241	(80)	2,050

Increase in cash and cash equivalents	56,826	139,639	65,254
Cash and cash equivalents at beginning of period	273,593	133,954	68,700

Cash and cash equivalents at end of period	$330,419	$273,593	$133,954

Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Non-cash transactions:
Equipment purchases in accounts payable	$3,429	$1,372	$517
Intangible assets received as partial consideration in sale of equity interest	—	1,712	—
Schedule of interest and income taxes paid:
Interest paid	$271	$210	$2,072
Income taxes, net of refunds received	29,697	22,034	3,592

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

Allowance for Doubtful Accounts An allowance for uncollectible trade receivables is estimated based on a combination of write-off history, aging analysis and any specific, known troubled accounts. The Company maintains an allowance for doubtful accounts that management believes is adequate to cover expected losses on trade receivables.

Inventories Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant, and Equipment Property, plant and equipment are carried at cost and are depreciated on the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred; significant additions and improvements are capitalized. Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of asset(s) may not be recoverable based on estimated future undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the net book value and the estimated fair value of the asset(s).

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

Intangible Assets Amortizable intangible assets include, among other items, patents, unpatented and other developed technology and customer-based intangibles, and are amortized using the straight-line method over their respective estimated useful lives of 3 to 15 years. The Company reviews intangible assets, along with other long-lived assets, for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable.

Derivative Financial Instruments The Company records derivatives as assets or liabilities on the balance sheet and measures such instruments at fair value. Changes in fair value of derivatives are recorded each period in current results of operations or other comprehensive income.

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as other (income) expense, net in the Company’s statement of operations. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments. The Company had no net exposure to any forward contracts at December 31, 2012 and December 31, 2011.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries are generally translated from foreign currencies into U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Income statement amounts are translated at the weighted average exchange rates for the year. Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in other income, net in the consolidated statements of operations.

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

The Company sells its products throughout the world primarily to companies in the microelectronics industry. The Company performs continuing credit evaluations of its customers and generally does not require collateral. Letters of credit may be required from its customers in certain circumstances. The Company provides for estimated returns when the revenue is recorded based on historical and current trends in both sales and product returns.

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

Share-based Compensation The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. Compensation expense is based on the grant date fair value. Because share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for expected forfeitures which are estimated at the time of grant with such estimates revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other (income) expense, net and interest to be paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.

Comprehensive Income Comprehensive income represents the change in equity resulting from items other than shareholder investments and distributions. The Company’s foreign currency translation adjustments and minimum pension liability adjustments are included in accumulated other comprehensive income. Comprehensive income and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of equity and comprehensive income.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 was effective for the Company in the first quarter of 2012. Adoption of this ASU relates to the presentation of financial information and had no effect on the Company’s consolidated financial position or results of operations.

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

On April 4, 2011, the Company exercised the second option and purchased the 30% noncontrolling interest in Pureline for $1.483 million. Based on the carrying value of the Company’s noncontrolling interest in Pureline as of the date of the transaction, the Company recorded increases to additional paid-in capital and accumulated other comprehensive income as reflected in the Company’s consolidated statements of equity. The cash outflow is reflected as a financing activity in the Company’s consolidated statements of cash flows.

(3)    SHORT-TERM INVESTMENTS

Available-for-sale investments as of December 31, 2012 were as follows:

(In thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$19,999	$—	$(4)	$19,995

Total available-for-sale investments	$19,999	$—	$(4)	$19,995

Investments with continuous unrealized losses for less than 12 months and their related fair values as of December 31, 2012 were as follows:

	Less than 12 months
(In thousands)	Fair value	Gross unrealized losses
Commercial paper	$19,995	$(4)

Total	$19,995	$(4)

Unrealized losses from corporate bonds are primarily attributable to general changes in interest rates and market conditions. Management does not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2012.

The amortized cost and fair value of available-for-sale debt investments as of December 31, 2012, by contractual maturity, were as follows:

(In thousands)	Cost basis	Fair value
Due in 1 year or less	$19,999	$19,995

Total	$19,999	$19,995

The net unrealized holding gains (losses) on available-for-sale investments that have been included in other comprehensive income (loss) and the net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings for the year ended December 31, 2012 were as follows:

(In thousands)	2012
Net unrealized holding losses included in other comprehensive income	$(4)
Net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings	$—

(4)    TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable from customers at December 31, 2012 and 2011 consist of the following:

(In thousands)	2012	2011
Accounts receivable	$86,717	$95,890
Notes receivable	9,613	12,370

	96,330	108,260
Less allowance for doubtful accounts	2,314	1,037

	$94,016	$107,223

(5)    INVENTORIES

Inventories at December 31, 2012 and 2011 consist of the following:

(In thousands)	2012	2011
Raw materials	$27,720	$26,385
Work-in-process	10,242	12,258
Finished goods (a)	60,667	54,688
Supplies	515	606

	$99,144	$93,937

(a)	Includes consignment inventories held by customers for $5,229 and $5,157 at December 31, 2012 and 2011, respectively.

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31, 2012 and 2011 consist of the following:

(In thousands)	2012	2011	Estimated useful lives in years
Land	$11,065	$11,548
Buildings and improvements	85,239	75,603	5-35
Manufacturing equipment	151,559	141,206	5-10
Molds	79,959	72,536	3-5
Office furniture and equipment	65,950	61,064	3-8
Construction in progress	26,551	7,285

	420,323	369,242
Less accumulated depreciation	263,302	238,688

	$157,021	$130,554

The table below sets forth the depreciation expense for the years ended December 31, 2012, 2011, and 2010:

(In thousands)	2012	2011	2010
Depreciation expense	$28,013	$26,839	$27,967

(7)    INVESTMENTS

At December 31, 2012 and 2011, the Company held equity investments totaling $2.4 million and $3.8 million, respectively. These investments all represent interests in privately held companies. All investments at December 31, 2012 are accounted for under the cost method.

During 2012, the Company acquired the remaining 50% of Entegris Precision Technologies Corporation (EPT) in Taiwan, an entity in which it had previously owned a 50% equity interest accounted for under the equity method. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company’s consolidated financial statements as of and since April 2, 2012. The investee’s sales and operating results are not material to the Company’s consolidated financial statements. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity. A detailed description of the transaction can be found in Note 14 under the heading “Items Measured at Fair Value on a Nonrecurring Basis”.

During 2011, the Company recorded a gain of $1.5 million on the sale of an equity method investment that was classified within other (income) expense, net in the consolidated statements of operations. A detailed description of the transaction can be found in Note 14 under the heading “Items Measured at Fair Value on a Nonrecurring Basis”.

During 2010, the Company determined that one of its investments was partially impaired. The Company recorded an impairment loss of $2.2 million that was classified in equity in net loss of affiliates in the statement of operations. Also in 2010, the Company sold two of its equity investments for $0.9 million. The Company recorded gains of $0.9 million that were classified within other (income) expense, net in the consolidated results of operations.

(8)    INTANGIBLE ASSETS

Intangible assets at December 31, 2012 and 2011 consist of the following:

2012
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,104	$18,226	$878	9.1
Developed technology	76,414	59,147	17,267	7.5
Trademarks and trade names	12,677	6,633	6,044	12.1
Customer relationships	56,700	33,761	22,939	11.1
Other	1,510	1,431	79	9.4

	$166,405	$119,198	$47,207	9.3

2011
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,035	$17,985	$1,050	9.1
Developed technology	76,639	56,524	20,115	7.5
Trademarks and trade names	12,561	5,579	6,982	12.1
Customer relationships	56,630	28,450	28,180	11.1
Other	1,604	1,478	126	9.0

	$166,469	$110,016	$56,453	9.3

The table below sets forth the amortization expense for the years ended December 31, 2012, 2011, and 2010:

(In thousands)	2012	2011	2010
Amortization expense	$9,594	$10,225	$13,231

The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the consolidated balance sheets is estimated to be the following at December 31, 2012:

Fiscal year ending December 31	(In millions)
2013	$9.0
2014	8.0
2015	5.8
2016	5.8
2017	5.8
Thereafter	12.8

$47.2

(9)    FINANCING ARRANGEMENTS

On June 9, 2011, the Company entered into a Credit Agreement (Agreement) with Wells Fargo Bank, National Association, as administrative agent, and certain other banks parties thereto.

The Agreement provides for a $30.0 million revolving credit facility maturing June 9, 2014. The financial covenants in the Agreement require that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. In addition, the Company and its subsidiaries must maintain minimum cash and cash equivalents and certain other approved investments of at least $25.0 million, with $10.0 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash and cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. In addition to the financial metric covenants required under the revolving credit facility, under the terms of the Agreement, as amended in August 2012, the Company is restricted from making annual capital expenditures during any fiscal year in excess of $85.0 million. At both December 31, 2012 and 2011, the Company had no outstanding borrowings and was in compliance with all applicable debt covenants included in the terms of the Agreement.

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

The Company has entered into unsecured line of credit agreements, which expire at various dates, with two international commercial banks, which provide for borrowings of Japanese yen for its foreign subsidiaries, equivalent to $14.0 million as of December 31, 2012. Interest rates for these facilities are based on a factor of the banks’ reference rates. Borrowings outstanding under international line of credit agreements were none at both December 31, 2012 and 2011.

(10)    LEASE COMMITMENTS

As of December 31, 2012, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31	(In thousands)
2013	$8,288
2014	4,361
2015	4,073
2016	3,221
2017	2,566
Thereafter	3,304

Total minimum lease payments	$25,813

Total rental expense for all equipment and building operating leases for the years ended December 31, 2012, 2011, and 2010, were $9.4 million, $9.4 million, and $10.9 million, respectively.

(11)    INCOME TAXES

Income before income taxes for the years ended December 31, 2012, 2011 and 2010 was derived from the following sources:

(In thousands)	2012	2011	2010
Domestic	$49,056	$68,839	$50,644
Foreign	50,647	59,125	50,837

Income before income taxes	$99,703	$127,964	$101,481

Income tax (benefit) expense for the years ended December 31, 2012, 2011, and 2010 is summarized as follows:

(In thousands)	2012	2011	2010
Current:
Federal	$5,797	$2,382	$2,587
State	654	1,335	662
Foreign	11,183	17,784	15,292

	17,634	21,501	18,541

Deferred (net of valuation allowance):
Federal	11,165	(19,853)	—
State	168	(647)	—
Foreign	1,914	3,216	(3,535)

	13,247	(17,284)	(3,535)

Income tax expense	$30,881	$4,217	$15,006

Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2012, 2011, and 2010 as follows:

(In thousands)	2012	2011	2010
Expected federal income tax at statutory rate	$34,896	$44,788	$35,519
State income taxes before valuation allowance, net of federal tax effect	440	1,013	605
Income (losses) without tax expense (benefit)	(40)	(1,357)	215
Effect of foreign source income	(5,314)	1,959	(6,891)
Valuation allowance	358	(41,038)	(13,600)
Other items, net	541	(1,148)	(842)

Income tax expense	$30,881	$4,217	$15,006

As a result of commitments made by the Company related to investments in tangible property and equipment, the establishment of a research and development center in 2006 and certain employment commitments, income from certain manufacturing activities in Malaysia is exempt from tax for years up through 2015. The income tax benefits attributable to the tax status of this subsidiary are estimated to be $2.4 million (two cents per diluted share), none, and $6.5 million (5 cents per diluted share) for the years ended December 31, 2012, 2011, and 2010, respectively.

The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets attributable to:
Accounts receivable	$389	$300
Inventory	2,643	2,789
Accruals not currently deductible for tax purposes	10,054	10,831
Net operating loss and credit carryforwards	2,669	11,403
Capital loss carryforward	3,105	3,105
Depreciation	2,870	4,553
Equity compensation	3,155	2,280
Asset impairments	1,021	1,021
Purchased intangibles	1,396	339
Other, net	3,604	3,090

Gross deferred tax assets	30,906	39,711
Valuation allowance	(4,990)	(4,632)

Total deferred tax assets	25,916	35,079

Deferred tax liabilities attributable to:
Depreciation	(1,252)	(918)
Purchased intangible assets	(692)	(674)

Total deferred tax liabilities	(1,944)	(1,592)

Net deferred tax assets	$23,972	$33,487

Deferred tax assets are generally required to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2012 and 2011, the Company had a net U.S. deferred tax asset position of $18.7 million and $26.2 million, respectively, which are composed of temporary differences and various tax credit carryforwards. Management believes that it is more likely than not that the benefit from certain state net operating loss carryforwards, state credits, and a federal capital loss carryforward will not be realized. In recognition of this risk, management has provided a valuation allowance of $4.4 million and $4.3 million as of December 31, 2012 and 2011, respectively, on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2012 will be recognized as a reduction of income tax expense. The increase in the amount of certain state credits in fiscal 2012 that will not be realized increased the valuation allowance resulting in tax expense of $0.1 million. Management estimates taxable income of $45.9 million will be necessary to utilize the remaining U.S. deferred tax assets as of December 31, 2012.

As of December 31, 2012 and 2011, the Company had a net non-U.S. deferred tax asset position of $10.2 million and $11.9 million, respectively, for which management determined based upon the available evidence a valuation allowance of $0.6 million and $0.3 million as of December 31, 2012 and 2011, respectively, were required against the non-U.S. deferred tax assets. For other non-U.S. jurisdictions, management is relying upon projections of future taxable income to utilize deferred tax assets. Estimated taxable income of $34.2 million will be necessary to utilize the non-U.S. deferred tax assets, of which an estimated $17.0 million is related to Nihon Entegris KK, the Company’s Japanese subsidiary.

At December 31, 2012, there were approximately $299.6 million of accumulated undistributed earnings of subsidiaries outside the United States all of which are considered to be reinvested indefinitely. Management has considered its future cash needs and affirms its intention to indefinitely invest such earnings overseas to be utilized for working capital purposes, expansion of existing operations, possible acquisitions and other international items. No U.S. tax has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes may be partially offset by available foreign tax credits. Management has concluded that it is impracticable to compute the full actual tax impact, but it estimates that $4.6 million of withholding taxes would be incurred if the $299.6 million were distributed.

At December 31, 2012, the Company had state operating loss carryforwards of approximately $2.0 million, which begin to expire in 2013; foreign tax credit carryforwards of approximately $5.7 million, which begin to expire in 2019; and foreign operating loss carryforwards of $5.1 million, which begin to expire in 2015.

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

Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Gross unrecognized tax benefits at beginning of year	$2,467	$2,527
Increases in tax positions for prior years	—	11
Decreases in tax positions for prior years	(19)	—
Increases in tax positions for current year	4,608	992
Settlements	(1,044)	(291)
Lapse in statute of limitations	(593)	(772)

Gross unrecognized tax benefits at end of year	$5,419	$2,467

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.7 million at December 31, 2012.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income before taxes.

Penalties are recorded in other expense or income, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statements of operations. For the years ended December 31, 2012 and 2011, the Company has accrued interest and penalties related to unrecognized tax benefits of $1.0 million and $1.0 million, respectively. Interest and penalties of $(0.0) million, $(0.0) million and $(0.6) million were recognized in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statute of limitations related to the consolidated Federal income tax return is closed for all years up to and including 2008. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2007.

Due to the potential for resolution of a foreign examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $1.9 million.

On January 2, 2013 President Obama signed into law H.R. 8, the American Taxpayer Relief Act of 2012. The Act reinstated the federal credit for increasing research expenditures retroactively to the beginning of 2012. Management estimates that during the first quarter of 2013, the Company will recognize a discrete tax benefit of approximately $1.1 million related to the credit. While other provisions of the Act may impact the filing of the 2012 federal income tax return, none of the other Act provisions are expected to have a material impact on the financial statements.

(12)    EQUITY

Share Repurchase Program

On October 26, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $50 million of the Company’s common stock in open market transactions and in accordance with a pre-arranged stock trading plan established on November 22, 2011 for the purpose of repurchasing up to $50 million of the registrant’s common stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan commenced on November 28, 2011 and the expiration date of the Plan was extended until February 8, 2013.

On December 12, 2012, the Board of Directors authorized a repurchase program for 2013 covering up to an aggregate of $50 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Share-based Compensation Expense

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 is reflected in the table below:

(In thousands)	2012	2011	2010
Share-based compensation expense	$9,881	$7,519	$7,588

Employee Stock Plan

At December 31, 2009, the Company had outstanding stock awards under five stock incentive plans: the Entegris, Inc. 1999 Long-Term Incentive and Stock Option Plan; the Entegris, Inc. Outside Directors’ Option Plan and three former Mykrolis stock option plans assumed by the Company on August 10, 2005; the 2001 Equity Incentive Plan; the 2003 Employment Inducement and Acquisition Stock Option Plan; and the 2001 Non-Employee Director Stock Option Plan. On December 17, 2009, the Company’s Board of Directors approved the 2010 Stock Plan, subject to the approval of the Company’s stockholders. On May 5, 2010, the stockholders approved the 2010 Stock Plan. The 2010 Stock Plan replaced the above existing plans for future stock awards and stock option grants. Subsequent to the replacement of the prior plans on May 5, 2010, no awards were or will be made under the prior plans.

The 2010 Stock Plan provides for the issuance of stock options and other share-based awards to selected employees, directors, and other individuals or entities that provide services to the Company or its affiliates. The 2010 Stock Plan has a term of ten years. Under the 2010 Stock Plan, the Board of Directors or a committee selected by the Board of Directors will determine for each award, the term, price, number of shares, rate at which each award is exercisable and whether restrictions are imposed on the shares subject to the awards. The exercise price for option awards generally may not be less than the fair market value per share of the underlying common stock on the date granted. The 2010 Stock Plan allows that after December 31, 2009 any stock awards that were awarded from the expired plans mentioned above that are forfeited, expired or otherwise terminate without issuance of such stock award again be available for issuance under the 2010 Stock Plan.

General Option Information

Option activity for the 2010 Stock Plan and predecessor plans for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	2012		2011		2010
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	3,561	$6.53	5,001	$6.25	6,663	$6.80
Granted	470	9.27	511	8.75	746	5.42
Exercised	(1,293)	3.76	(1,698)	5.95	(1,190)	4.68
Canceled	(173)	9.83	(253)	9.41	(1,218)	10.31

Options outstanding, end of year	2,565	$8.20	3,561	$6.53	5,001	$6.25
Options exercisable, end of year	1,828	$8.18	2,078	$7.53	3,013	$8.15

Options outstanding for the Company’s stock plans at December 31, 2012 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$1.13 to $3.08	183	3.1 years	$1.26	183	$1.26
$4.61 to $7.68	692	2.6 years	6.30	529	6.57
$7.69 to $9.22	767	3.0 years	8.63	504	8.56
$9.23 to $15.38	923	2.5 years	10.64	612	11.33

	2,565	2.7 years		1,828

The weighted average remaining contractual term for options outstanding and exercisable for all plans at December 31, 2012 was 2.7 years and 1.7 years, respectively.

For all plans, the Company had shares available for future grants of 7.7 million shares, 8.6 million shares, and 9.5 million shares at December 31, 2012, 2011 and 2010, respectively.

For all plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was $6.7 million and $5.0 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $9.18 at December 31, 2012, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $3.9 million and $3.1 million for options outstanding and options exercisable, respectively.

Employee Stock Purchase Plan

The Company maintains the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4.0 million common shares are reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. As of December 31, 2012, 3.3 million shares had been issued under the ESPP. At December 31, 2012, 0.7 million shares remained available for issuance under the ESPP. Employees purchased 0.3 million shares, 0.4 million shares, and 0.4 million shares, at a weighted-average price of $7.34, $4.35, and $2.88 during the years ended December 31, 2012, 2011 and 2010, respectively.

The table below sets forth the amount of cash received by the Company from the exercise of stock options and employee contributions to the ESPP during the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Exercise of stock options and employee contributions to the ESPP	$7,431	$11,690	$6,799

Restricted Stock Awards

Restricted stock awards are awards of common stock made under the 2010 Stock Plan and predecessor plans that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense for restricted stock awards is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

(Shares in thousands)	2012		2011		2010
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	2,298	$5.49	2,738	$4.43	3,263	$3.74
Granted	744	9.21	795	8.65	1,205	5.75
Vested	(1,132)	5.42	(1,087)	5.22	(1,640)	4.04
Forfeited	(108)	6.22	(148)	4.89	(90)	4.11

Unvested, end of year	1,802	$7.02	2,298	$5.49	2,738	$4.43

The weighted average remaining contractual term for unvested restricted shares at December 31, 2012 and 2011 was 1.8 years and 2.0 years, respectively.

As of December 31, 2012, the total compensation cost related to unvested stock options and restricted stock awards not yet recognized was $2.4 million and $8.9 million, respectively, and is expected to be recognized over the next 2.5 years on a weighted-average basis.

Valuation and Expense Information

The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan accounted for under ASC 718 for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Cost of sales	$575	$650	$604
Engineering, research and development expenses	500	566	476
Selling, general and administrative expenses	8,806	6,303	6,523

Share-based compensation expense	9,881	7,519	7,603
Tax benefit	3,686	2,805	2,836

Share-based compensation expense, net of tax	$6,195	$4,714	$4,767

Stock Options

Share-based payment awards in the form of stock option awards for 0.5 million, 0.5 million and 0.7 million options were granted to employees during the years ended December 31, 2012, 2011, and 2010. Compensation expense is based on the grant date fair value. The awards vest annually over a three-year or four-year period and have a contractual term of seven years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2012, 2011 and 2010:

Employee stock options:	2012	2011	2010
Volatility	82.4%	79.3%	75.2%
Risk-free interest rate	0.6%	1.8%	2.1%
Dividend yield	0%	0%	0%
Expected life	3.8 years	4 years	3.9 years
Weighted average fair value per option	$5.42	$5.14	$3.25

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

(13)    BENEFIT PLANS

401(k) Plan The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches employees’ contributions to a maximum match of 4% of the employee’s eligible wages. The employer matching contribution expense under the Plan was $3.0 million, $3.2 million and $2.5 million in the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Defined Benefit Plans The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.

In the third quarter of 2011, the Company’s Japan defined benefit pension plan (the Plan) was amended. Under the amendment, employees will no longer accrue benefits under the Plan and instead will participate in a defined contribution arrangement from the date on which their benefits under the Plan were frozen. The Company remeasured the projected benefit obligation and plan assets of the amended plan, which resulted in a $4.675 million reduction in the Company’s pension liability. In addition, the Plan’s assets of $5.7 million were used to settle a portion of the defined benefit pension liability associated with the plan. The Company’s remaining pension liability associated with the Plan is $13.9 million as of December 31, 2011. The Company recognized a curtailment gain of $726 thousand million in connection with this amendment in the third quarter of 2011 that is classified within “Selling, general, and administrative expenses” in the Company’s consolidated statements of operations.

The tables below set forth the Company’s estimated funded status as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of period	$16,364	$26,515
Acquisitions	—	16
Service cost	89	1,268
Interest cost	163	290
Actuarial losses (gain)	367	(27)
Benefits paid	(3,329)	(2,596)
Curtailments	—	(4,675)
Settlements	—	(5,710)
Foreign exchange impact	(1,047)	1,283

Benefit obligation at end of period	12,607	16,364

Change in plan assets:
Fair value of plan assets at beginning of period	357	6,040
Return on plan assets	4	(36)
Employer contributions	8	866
Benefits paid	—	(1,133)
Settlements	—	(5,511)
Foreign exchange impact	13	131

Fair value of plan assets at end of period	382	357

Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(12,225)	$(16,007)

Amounts recognized in the consolidated balance sheet consist of:

(In thousands)	2012	2011
Noncurrent liability	$(12,225)	$(16,007)
Accumulated other comprehensive loss, net of taxes	1,058	764

Amounts recognized in accumulated other comprehensive loss, net of tax consist of:

(In thousands)	2012	2011
Net actuarial loss	$1,028	$648
Prior service cost	287	295
Unrecognized transition obligation	(12)	(13)

Gross amount recognized	1,303	930
Deferred income taxes	(245)	(166)

Net amount recognized	$1,058	$764

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

(In thousands)	2012	2011
Projected benefit obligation	$12,607	$16,364
Accumulated benefit obligation	11,293	15,280
Fair value of plan assets	382	357

The components of the net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	2012	2011	2010
Pension benefits:
Service cost	$89	$1,268	$1,654
Interest cost	163	290	319
Expected return on plan assets	(7)	(65)	(76)
Amortization of prior service cost	19	126	163
Amortization of net transition obligation	(1)	(1)	(1)
Amortization of plan loss	20	49	247
Recognized actuarial net loss	1	1	—
Acquisition	—	16	—
Curtailments	—	(726)	—

Net periodic pension benefit cost	$284	$958	$2,306

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is as follows:

(In thousands)
Transition obligation	$(1)
Prior service cost	19
Net actuarial loss	40

$58

Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2012, 2011 and 2010 are presented in the following table as weighted-averages:

	2012	2011	2010
Benefit obligations:
Discount rate	1.19%	1.40%	1.29%
Rate of compensation increase	4.18%	4.22%	5.23%
Net periodic benefit cost:
Discount rate	1.80%	1.38%	1.36%
Rate of compensation increase	2.84%	5.14%	5.26%
Expected return on plan assets	1.14%	1.52%	1.53%

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

Plan Assets

At December 31, 2012 and 2011, the Company’s pension plan assets are deposited in Bank of Taiwan in the form of money market funds, where Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit.

The fair value measurements of the Company’s pension plan assets at December 31, 2012, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs

Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$382	$382	—	—

	$382	$382	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.

The fair value measurements of the Company’s pension plan assets at December 31, 2011, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs

Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$357	$357	—	—

	$357	$357	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.

Cash Flows

The Company expects to make the following contributions and benefit payments:

(In thousands)	Contributions	Payments
2013	$629	$25
2014	—	285
2015	—	320
2016	—	219
2017	—	311
Years 2018-2022	—	2,187

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

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011.

	December 31, 2012				December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$59,980	$—	$59,980	$—	$14,605	$—	$14,605
Money market fund deposits	73,026	—	—	73,026	83,320	—	—	83,320
Short-term investments
Commercial paper	—	19,995	—	19,995	—	—	—	—

Total assets measured and recorded at fair value	$73,026	$79,995	$—	$153,001	$83,320	$14,605	$—	$97,925

Liabilities:
Derivative financial instruments
Foreign exchange forward contracts	$—	$4,603	$—	$4,603	$—	$491	$—	$491

Total liabilities measured and recorded at fair value	$—	$4,603	$—	$4,603	$—	$491	$—	$491

Items Measured at Fair Value on a Nonrecurring Basis

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

The Company remeasured its previously held equity interest in the entity at its April 2, 2012 fair value of $2.9 million. Based on the carrying value of the Company’s equity interest in EPT before the business combination, the Company recognized a gain of $1.3 million. In prior reporting periods, the Company recognized changes in the value of its equity interest in EPT related to translation adjustments in other comprehensive income. Accordingly, the $216 thousand recognized previously in other comprehensive income was reclassified and included in the calculation of the gain.

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

The sum of the purchase price of the additional 50% equity interest and the fair value of the equity interest in the investee held by the Company at the acquisition date exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $2.2 million.

In the second quarter of 2011, the Company recorded a gain of $1.5 million on the sale of an equity investment that was classified within other (income) expense, net in the consolidated statements of operations. The gain comprised two components—a $0.2 million loss related to the disposition of the equity interest and a $1.715 million gain related to the cumulative translation reclassification adjustment associated with the equity method investee. The carrying value of the investment at the time of the sale was $4.1 million. The Company received assets recorded at fair value of $3.9 million ($1.8 million of cash, $0.4 million of equipment, and $1.712 million of intangible assets) resulting in the aforementioned loss. The fair value measurement of the intangible assets received was based on valuations involving significant unobservable inputs, generally utilizing the market approach, or Level 3 in the fair value hierarchy.

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

(15)    EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income attributable to Entegris, Inc. by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2012	2011	2010
Basic earnings per share—Weighted common shares outstanding	137,306	134,685	131,685
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	1,106	1,538	1,489

Diluted earnings per share—Weighted common shares outstanding	138,412	136,223	133,174

We excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Shares excluded from calculations of diluted EPS	1,431	1,471	3,753

(16)    SEGMENT INFORMATION

The Company’s financial reporting segments are: Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD).

•	CCS: provides a wide range of products and subsystems that purify, monitor and deliver critical liquids and gases used in the semiconductor manufacturing process.

•	ME: provides products that protect wafers, reticles and electronic components at various stages of transport, processing and storage.

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

Summarized financial information for the Company’s reportable segments is shown in the following table:

(In thousands)	2012	2011	2010
Net sales:
CCS	$461,838	$483,958	$435,858
ME	182,375	182,150	182,485
SMD	71,690	83,151	70,073

Total net sales	$715,903	$749,259	$688,416

(In thousands)	2012	2011	2010
Segment profit:
CCS	$116,356	$140,313	$122,891
ME	37,223	29,959	38,930
SMD	12,230	18,255	11,080

Total segment profit	$165,809	$188,527	$172,901

(In thousands)	2012	2011	2010
Total assets:
CCS	$234,766	$213,477	$222,015
ME	86,755	89,642	95,999
SMD	90,797	94,191	108,872
Corporate	399,226	327,353	174,499

Total assets	$811,544	$724,663	$601,385

(In thousands)	2012	2011	2010
Depreciation and amortization:
CCS	$15,725	$15,682	$18,632
ME	8,765	7,859	7,781
SMD	10,626	10,694	11,113
Corporate	2,491	2,829	3,672

Total depreciation and amortization	$37,607	$37,064	$41,198

(In thousands)	2012	2011	2010
Capital expenditures:
CCS	$29,650	$16,170	$11,043
ME	12,632	8,618	2,175
SMD	3,980	3,039	1,368
Corporate	3,667	2,440	2,208

Total capital expenditures	$49,929	$30,267	$16,794

The following table reconciles total segment profit to operating income:

(In thousands)	2012	2011	2010
Total segment profit	$165,809	$188,527	$172,901
Less:
Amortization of intangibles	9,594	10,225	13,231
Unallocated general and administrative expenses	56,771	51,424	53,243

Operating income	$99,444	$126,878	$106,427
Interest expense	271	886	3,598
Interest income	(281)	(227)	(82)
Other (income) expense, net	(249)	(1,745)	1,430

Income before income taxes and equity in net income of affiliates	$99,703	$127,964	$101,481

The following table presents amortization of intangibles for each of the Company’s segments for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Amortization of intangibles:
CCS	$4,230	$4,588	$7,553
ME	139	406	416
SMD	5,225	5,231	5,262

	$9,594	$10,225	$13,231

The following table summarizes total net sales, based upon the country to which sales to external customers were made for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Net sales:
United States	$218,903	$213,671	$193,408
Japan	131,521	140,657	125,372
Germany	24,437	33,020	27,879
Taiwan	126,732	116,007	109,667
Singapore	25,607	28,337	31,432
South Korea	70,763	76,888	64,514
China	31,499	40,080	44,855
Other	86,441	100,599	91,289

	$715,903	$749,259	$688,416

The following table summarizes property, plant and equipment, net, attributed to significant countries for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Property, plant and equipment:
United States	$86,476	$59,444	$60,337
Japan	27,024	29,295	28,986
Malaysia	28,398	30,328	26,349
Other	15,123	11,487	11,053

	$157,021	$130,554	$126,725

In the years ended December 31, 2012, 2011, and 2010, no single customer accounted for ten percent or more of net sales.

(17)    COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial statements. The Company expenses legal costs as incurred.

(18)    QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012
Net sales	$175,403	$188,233	$184,449	$167,818
Gross profit	76,244	82,746	81,932	66,461
Net income	17,859	21,673	18,037	11,256
Basic income per share	0.13	0.16	0.13	0.08
Diluted income per share	0.13	0.16	0.13	0.08

	Fiscal quarter ended
(In thousands, except per share data)	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Net sales	$203,125	$209,198	$173,014	$163,922
Gross profit	88,345	95,143	74,828	67,614
Net income	29,175	32,522	21,988	40,161
Basic income per share	0.22	0.24	0.16	0.30
Diluted income per share	0.22	0.24	0.16	0.29