Form 10-Q
period 2013-03-30
ENTEGRIS INC
filed 2013-04-26
CIK 1101302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2013
Common Stock, $0.01 par value per share	139,321,942 shares

ENTEGRIS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2013

Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	March 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$338,846	$330,419
Short-term investments	—	19,995
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,112 and $2,314	103,573	94,016
Inventories	100,246	99,144
Deferred tax assets, deferred tax charges and refundable income taxes	13,570	20,201
Assets held for sale	5,998	5,998
Other current assets	7,505	9,551

Total current assets	569,738	579,324

Property, plant and equipment, net of accumulated depreciation of $273,240 and $263,302	164,585	157,021
Other assets:
Intangible assets, net of accumulated amortization of $120,147 and $119,198	44,791	47,207
Deferred tax assets and other noncurrent tax assets	16,904	17,167
Other	9,831	10,825

Total assets	$805,849	$811,544

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	38,588	36,341
Accrued payroll and related benefits	19,309	29,376
Other accrued liabilities	22,164	21,887
Deferred tax liabilities and income taxes payable	1,906	5,659

Total current liabilities	81,967	93,263

Pension benefit obligations and other liabilities	15,258	17,066
Deferred tax liabilities and other noncurrent tax liabilities	5,457	6,416
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 30, 2013 and December 31, 2012	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of March 30, 2013 and December 31, 2012: 139,488,210 and 138,457,769	1,395	1,385
Additional paid-in capital	814,536	809,514
Retained deficit	(142,149)	(157,038)
Accumulated other comprehensive income	29,385	40,938

Total equity	703,167	694,799

Total liabilities and equity	$805,849	$811,544

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
(In thousands, except share and per share data)	March 30, 2013	March 31, 2012
Net sales	$165,070	$175,403
Cost of sales	97,942	99,159

Gross profit	67,128	76,244
Selling, general and administrative expenses	32,421	35,048
Engineering, research and development expenses	12,173	11,989
Amortization of intangible assets	2,287	2,450

Operating income	20,247	26,757
Other income, net	(1,348)	(164)

Income before income taxes and equity in net income of affiliates	21,595	26,921
Income tax expense	5,198	9,065
Equity in net income of affiliates	—	(3)

Net income	$16,397	$17,859

Basic net income per common share:	$0.12	$0.13
Diluted net income per common share:	$0.12	$0.13
Weighted shares outstanding:
Basic	139,025	136,603
Diluted	139,831	138,046

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(In thousands)	March 30, 2013	March 31, 2012
Net income	$16,397	$17,859

Other comprehensive income, net of tax
Foreign currency translation adjustments	(11,596)	(2,981)
Pension liability adjustments	43	(7)

Other comprehensive income	(11,553)	(2,988)

Comprehensive income	$4,844	$14,871

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$44,737	$(764)	$608,238
Shares issued under stock plans	1,438	15	3,321	—	—	—	3,336
Share-based compensation expense	—	—	1,763	—	—	—	1,763
Tax benefit associated with stock plans	—	—	290	—	—	—	290
Pension liability adjustment, net of tax	—	—	—	—	—	(7)	(7)
Foreign currency translation	—	—	—	—	(2,981)	—	(2,981)
Net income	—	—	—	17,859	—	—	17,859

Balance at March 31, 2012	137,259	$1,373	$794,047	$(207,907)	$41,756	$(771)	$628,498

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$41,997	$(1,059)	$694,799
Shares issued under stock plans	1,418	14	4,859	—	—	—	4,873
Repurchase and retirement of common stock	(388)	(4)	(2,265)	(1,508)	—	—	(3,777)
Share-based compensation expense	—	—	1,688	—	—	—	1,688
Tax benefit associated with stock plans	—	—	740	—	—	—	740
Pension liability adjustment, net of tax	—	—	—	—	—	43	43
Foreign currency translation	—	—	—	—	(11,596)	—	(11,596)
Net income	—	—	—	16,397	—	—	16,397

Balance at March 30, 2013	139,488	$1,395	$814,536	$(142,149)	$30,401	$(1,016)	$703,167

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	March 30, 2013	March 31, 2012
Operating activities:
Net income	$16,397	$17,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,296	6,487
Amortization	2,287	2,450
Share-based compensation expense	1,688	1,763
Other	2,043	2,161
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(12,893)	(12,811)
Inventories	(3,758)	(7,506)
Accounts payable and accrued liabilities	(7,015)	(279)
Other current assets	1,970	(1,068)
Income taxes payable and refundable income taxes	318	(4,678)
Other	(898)	(4,004)

Net cash provided by operating activities	7,435	374

Investing activities:
Acquisition of property, plant and equipment	(16,140)	(10,605)
Proceeds from maturities of short-term investments	20,000	—
Other	12	3

Net cash provided by (used in) investing activities	3,872	(10,602)

Financing activities:
Issuance of common stock	4,873	3,336
Repurchase and retirement of common stock	(3,777)	—
Other	741	290

Net cash provided by financing activities	1,837	3,626

Effect of exchange rate changes on cash and cash equivalents	(4,717)	(60)

Increase (decrease) in cash and cash equivalents	8,427	(6,662)
Cash and cash equivalents at beginning of period	330,419	273,593

Cash and cash equivalents at end of period	$338,846	$266,931

Supplemental Cash Flow Information

(In thousands)	Three months ended March 30, 2013	Three months ended March 31, 2012
Non-cash transactions:
Equipment purchases in accounts payable	$4,149	—

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

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies what instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with Accounting Standards Codification (ASC) 815, are subject to ASU No. 2011-11 disclosure requirements. These amendments are disclosure related and will not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU Nos. 2011-11 and 2013-01 are effective for reporting periods beginning after December 15, 2012. The disclosures associated with ASU Nos. 2011-11 and 2013-01 are included in note 4 to the Company’s condensed consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These amendments are disclosure related and will not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted ASU 2013-02 in the first quarter of fiscal 2013. The disclosures associated with ASU No. 2013-02 are included in the Company’s condensed consolidated statements of equity.

Other ASUs issued not effective for the Company until after March 30, 2013 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. INVENTORIES

Inventories consist of the following:

(In thousands)	March 30, 2013	December 31, 2012
Raw materials	$29,779	$27,720
Work-in process	13,403	10,242
Finished goods(a)	56,572	60,667
Supplies	492	515

Total inventories	$100,246	$99,144

(a)	Includes consignment inventories held by customers for $6,202 and $5,229 at March 30, 2013 and December 31, 2012, respectively.

3. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended
(In thousands)	March 30, 2013	March 31, 2012
Basic—weighted common shares outstanding	139,025	136,603
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	806	1,443

Diluted—weighted common shares and common shares equivalent outstanding	139,831	138,046

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 30, 2013 and March 31, 2012:

	Three months ended
(In thousands)	March 30, 2013	March 31, 2012
Shares excluded from calculations of diluted EPS	2,194	1,535

4. FAIR VALUE

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at March 30, 2013 and December 31, 2012. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market.

	March 30, 2013				December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$9,999	$—	$9,999	$—	$59,980	$—	$59,980
Money market fund deposits	123,045	—	—	123,045	73,026	—	—	73,026
Short-term investments Commercial paper	—	—	—	—	—	19,995		19,995

Total assets measured and recorded at fair value	$123,045	$9,999	$—	$133,044	$73,026	$79,995	$—	$153,001

Liabilities:
Foreign exchange forward contracts	$—	$3,354	$—	$3,354	$—	$4,603	$—	$4,603

Total liabilities measured and recorded at fair value	$—	$3,354	$—	$3,354	$—	$4,603	$—	$4,603

The following table provides information about derivative positions held by the Company as of March 30, 2013 and December 31, 2012:

	March 30, 2013			December 31, 2012
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Derivatives	$3,635	$281	$3,354	$4,730	$127	$4,603

5. SEGMENT REPORTING

The Company’s financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD), each of which provide unique products and services, are separately managed and have separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance.

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

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended
(In thousands)	March 30, 2013	March 31, 2012
Net sales
CCS	$103,961	$115,552
ME	44,132	40,705
SMD	16,977	19,146

Total net sales	$165,070	$175,403

	Three months ended
(In thousands)	March 30, 2013	March 31, 2012
Segment profit
CCS	$22,078	$32,069
ME	9,325	5,528
SMD	2,216	4,668

Total segment profit	$33,619	$42,265

The following table reconciles total segment profit to operating income:

	Three months ended
(In thousands)	March 30, 2013	March 31, 2012
Total segment profit	$33,619	$42,265
Amortization of intangible assets	(2,287)	(2,450)
Unallocated general and administrative expenses	(11,085)	(13,058)

Operating income	20,247	26,757
Other income, net	(1,348)	(164)

Income before income taxes and equity in net income of affiliates	$21,595	$26,921

6. SUBSEQUENT EVENT

The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed consolidated financial statements at March 30, 2013. On April 1, 2013, the Company acquired substantially all the assets and liabilities of Jetalon Solutions, Inc. (Jetalon), a California-based supplier of fluid metrology products. The purchase price for Jetalon included cash consideration of $13.4 million paid by the Company at closing and earnout-based contingent consideration based on the performance of Jetalon in 2013, 2014 and 2015. The acquisition of Jetalon’s assets and liabilities does not constitute a material business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Company offers a diverse product portfolio which includes more than 17,000 standard and customized products that it believes provide the most comprehensive offering of products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others are capital-expenditure driven and rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2013 end March 30, 2013, June 29, 2013, September 28, 2013 and December 31, 2013. Unaudited information for the three months ended March 30, 2013 and March 31, 2012 and the financial position as of March 30, 2013 and December 31, 2012 are included in this Quarterly Report on Form 10-Q.

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

•

Fixed cost structure The Company’s operations include a number of large fixed or semi-fixed cost components, which include salaries, indirect labor and benefits, facility costs, lease expense, and depreciation and amortization. It is not possible to vary these costs easily in the short-term as volumes fluctuate. Accordingly, increases or decreases in sales volume can have a large effect on the usage and productivity of these cost components, resulting in a large impact on the Company’s profitability.

Overall Summary of Financial Results for the Three Months Ended March 30, 2013

For the three months ended March 30, 2013, net sales decreased by $10.3 million, or 6%, to $165.1 million compared to $175.4 million for the three months ended March 31, 2012. The year-over-year decline in net sales primarily reflected continued softness in semiconductor industry capital spending. The trends in the semiconductor industry remained mixed as pockets of strength related to foundry customers were offset by weak demand and production levels at legacy fabs and for PC-related devices.

The sales decrease for the three-month period ended March 30, 2013 included unfavorable foreign currency translation effects of $3.1 million, primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales decreased 4% for the quarter.

Primarily reflecting the year-over-year sales decrease and a less favorable sales mix, the Company reported a lower gross profit in the first quarter of 2013, as the Company’s gross margin rate was 40.7% compared to 43.5% in the year-ago period. Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, declined 5% for the first quarter of 2013 when compared to the first quarter of 2012, slightly offsetting the decrease in gross profit.

The Company’s effective tax rate decreased to 24.1% in 2013, compared to 33.7% in 2012. The effective tax rate in 2013 included a $1.3 million benefit associated the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law during the first quarter.

The Company’s operating segments experienced varied net sales results for the three-month period as described in greater detail below.

As a result of the aforementioned factors, the Company reported net income of $16.4 million, or $0.12 per diluted share, for the quarter ended March 30, 2013 compared to net income of $17.9 million, or $0.13 per diluted share, for the quarter ended March 31, 2012.

During the first quarter of 2013, the Company’s operating activities provided net cash flow of $7.4 million. Capital expenditures were $16.1 million for the quarter. Cash and cash equivalents were $338.8 million at March 30, 2013 compared with cash and cash equivalents, and short-term investments of $350.4 million at December 31, 2012. The Company had no outstanding short-term or long-term debt at March 30, 2013 or December 31, 2012.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to accounts receivable-related valuation allowances, inventory valuation, impairment of long-lived assets, and income taxes. There have been no material changes in these aforementioned critical accounting policies.

Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012 and December 31, 2012

The following table compares operating results for the three months ended March 30, 2013 with results for the three months ended March 31, 2012 and December 31, 2012, both in absolute dollars and as a percentage of net sales, for each caption.

	Three Months Ended
(Dollars in thousands)	March 30, 2013		March 31, 2012		December 31, 2012
Net sales	$165,070	100.0%	$175,403	100.0%	$167,818	100.0%
Cost of sales	97,942	59.3	99,159	56.5	101,357	60.4

Gross profit	67,128	40.7	76,244	43.5	66,461	39.6
Selling, general and administrative expenses	32,421	19.6	35,048	20.0	37,273	22.2
Engineering, research and development expenses	12,173	7.4	11,989	6.8	12,911	7.7
Amortization of intangible assets	2,287	1.4	2,450	1.4	2,335	1.4

Operating income	20,247	12.3	26,757	15.3	13,492	8.0
Other income, net	(1,348)	(0.8)	(164)	(0.1)	(895)	(0.1)

Income before income taxes and equity in net income of affiliates	21,595	13.1	26,921	15.3	14,837	8.8
Income tax expense	5,198	3.1	9,065	5.2	3,581	2.1
Equity in net income of affiliates	—	—	(3)	(0.0)	—	—

Net income	$16,397	9.9	$17,859	10.2	$11,256	6.7

Net sales For the three months ended March 30, 2013, net sales declined by $10.3 million, or 6%, to $165.1 million compared to $175.4 million for the three months ended March 31, 2012. The trends in the semiconductor industry remained mixed as pockets of strength related to foundry customers were offset by weak demand and production levels at legacy fabs and for PC-related devices. The Company’s operating segments experienced varied sales results. See “Segment Analysis” included below in this section for additional detail.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products decreased 4%, while sales of capital-driven products fell 9%. Sales of unit-driven products represented 66% of total sales and capital-driven products represented 34% of total sales in the quarter ended March 30, 2013. For the first and fourth quarters of 2012, this split was 65%/35% and 69%/31%, respectively.

The sales decrease for the three-month period ended March 30, 2013 included unfavorable foreign currency translation effects of $3.1 million, primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales decreased 4% for the quarter. On a geographic basis, total sales to North America were 29%, Asia (excluding Japan) 43%, Europe 13% and Japan 15% compared to prior year first quarter figures as follows: North America 32%, Asia (excluding Japan) 36%, Europe 13% and Japan 19%. Sales in North America, Europe, and Japan fell 15%, 2%, and 27%, respectively, while sales increased 12% in Asia (excluding Japan) in the first quarter of 2013 compared to a year ago. Nearly one-half of the decrease in sales in Japan was due to the fluctuations in exchange rates noted above.

On a sequential basis, net sales decreased 2% from $167.8 million in the fourth quarter of 2012. Sales of unit-driven products decreased 5%, while sales of capital-driven products rose 5%. On a geographic basis, net sales to Europe and Asia increased 3% and 8%, respectively, while sales to Japan and North America declined 14% and 9%, respectively. The sequential sales decrease included an unfavorable foreign currency translation effect of $3.4 million, due primarily to the quarter-over-quarter weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales were flat on a sequential quarter basis.

Other than the foreign currency effects noted above, the Company believes its sales changes are primarily volume driven. Based on the information available, the Company believes it is generally improving or maintaining market share for its products and that the effect of selling price erosion has been nominal. Additionally, as no single customer accounts for more than 10% of the Company’s revenue, the changes in sales are not driven by any one particular customer or group of customers.

Gross profit Gross profit in the three months ended March 30, 2013 decreased to $67.1 million, down from $76.2 million for the three months ended March 31, 2012. The year-over-year sales decrease and a less favorable sales mix primarily accounted for the decline in gross profit. The gross margin rate for the first quarter of 2013 was 40.7%, compared to 43.5% in the first quarter of 2012. In addition, royalty revenue was $0.8 million lower in 2013 than a year ago.

On a sequential basis, gross profit increased slightly to $67.1 million from $66.5 million in the fourth quarter of 2012. The gross margin rate of 40.7% for the first quarter of 2013 increased from 39.6% in the fourth quarter of 2012, mainly due to slightly improved factory utilization offset partly by a less favorable sales mix.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were $32.4 million in the three months ended March 30, 2013, down 7% from the comparable three-month period a year earlier. Employee costs, which make up about two-thirds of overall SG&A expense, decreased $1.3 million, while travel-related expenditures, professional fees and bad debt expense declined $0.4 million, $0.6 million and $0.8 million, respectively.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $12.2 million in the three months ended March 30, 2013 compared to $12.0 million in the year-ago period. The $0.2 million increase in ER&D expense was due to higher employee costs.

Other income, net Other income, net was $1.3 million in the three months ended March 30, 2013 compared to other income, net of $0.2 million in the year-ago period. Both years’ figures mainly reflect foreign currency transaction gains.

Income tax expense The Company recorded income tax expense of $5.2 million in the three months ended March 30, 2013 compared to income tax expense of $9.1 million in the three months ended March 31, 2012. The effective tax rate was 24.1% in the 2013 period, compared to 33.7% in the 2012 period.

In 2013, the Company’s effective tax rate was lower than the U.S. statutory rate mainly due to lower tax rates in certain of the Company’s taxable jurisdictions and a discrete tax benefit described hereafter.

On January 2, 2013 President Obama signed into law H.R. 8, the American Taxpayer Relief Act of 2012 (the Act). The Act reinstated the federal credit for increasing research expenditures retroactively to the beginning of 2012. Accordingly, the Company recognized a discrete tax benefit of approximately $1.3 million related to the credit during the first quarter of 2013. None of the other Act provisions are expected to have a material impact on the financial statements.

In 2012, the Company’s effective tax rate was lower than the U.S. statutory rate due to lower tax rates in certain of the Company’s taxable jurisdictions.

Net income The Company recorded net income of $16.4 million, or $0.12 per diluted share, in the three-month period ended March 30, 2013 compared to net income of $17.9 million, or $0.13 per diluted share, in the three-month period ended March 31, 2012. The decline mainly reflects the Company’s lower net sales and the related decrease in gross profit.

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

The Company’s non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share.

Adjusted EBITDA decreased 16% to $29.8 million in the three-month period ended March 30, 2013, compared to $35.7 million in the three-month period ended March 31, 2012. Adjusted EBITDA, as a percent of net sales, decreased to 18.1% from 20.3% a year earlier. Adjusted Operating Income decreased 23% to $22.5 million in the three-month period ended March 30, 2013, compared to $29.2 million in the three-month period ended March 31, 2012. Adjusted Operating Income, as a percent of net sales, decreased to 13.7% from 16.7% a year earlier. Non-GAAP Earnings Per Share decreased 7% to $0.13 in the three-month period ended March 30, 2013, compared to $0.14 in the three-month period ended March 31, 2012.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 5 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three segments for the five quarters ended March 30, 2013:

	Three months ended
(In thousands)	March 30, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Contamination Control Solutions
Net sales	$103,961	$110,266	$112,876	$123,144	$115,552
Segment profit	22,078	22,438	27,166	34,683	32,069
Microenvironments
Net sales	$44,132	$42,684	$54,421	$44,565	$40,705
Segment profit	9,325	6,401	16,771	8,523	5,528
Specialty Materials
Net sales	$16,977	$14,868	$17,152	$20,524	$19,146
Segment profit	2,216	1,046	2,112	4,404	4,668

Contamination Control Solutions (CCS)

For the first quarter of 2013, CCS net sales decreased 10% to $104.0 million, from $115.6 million in the comparable period last year. The year-over-year sales decrease reflected a decline in the sale of all of CCS’s product lines and included unfavorable foreign currency translation effects of $2.6 million related to weakness in the Japanese yen. The decrease in sales volume, along with unfavorable sales mix led CCS to report a segment profit of $22.1 million in the first quarter of 2013, down 31% from the $32.1 million segment profit in the year-ago period. Operating expenses were flat with the year-ago levels.

Primarily due to lower sales of liquid filtration products, CCS sales were down 6% on a sequential basis from the fourth quarter of 2012, which includes unfavorable foreign currency translation effects of $2.9 million related to weakness in the Japanese yen. The sales decrease was accompanied by a slightly improved sales mix, which along with higher operating expenses led to a 2% decrease in segment profit.

Microenvironments (ME)

For the first quarter of 2013, ME net sales increased 8% to $44.1 million, from $40.7 million in the comparable period last year. The revenue increase primarily reflected higher sales of shipper and 300mm wafer process products. ME reported a segment profit of $9.3 million in the first quarter of 2013 compared to a $5.5 million segment profit in the year-ago period. The sales increase, an improved sales mix and a 4% reduction in operating expenses, mainly due to lower selling costs, led to the increase in segment profit.

Sales were up 3% on a sequential basis from the fourth quarter of 2012, due to improved sales of 300mm wafer process products. Due to a higher margin related to an improved sales mix and slightly lower selling expenses, the segment reported a 46% increase in segment profit.

Specialty Materials (SMD)

For the first quarter of 2013, SMD net sales decreased 11%, to $17.0 million, from $19.1 million in the comparable period last year. The sales decrease mainly reflected lower demand for SMD’s high-margin specialty-coated products. SMD reported a segment profit of $2.2 million in the first quarter of 2013, down 53%, compared to a segment profit of $4.7 million in the first quarter of 2012. The overall decline in sales, the negative effect of the change in sales mix, and slightly higher research and development expenses account for the reduction in segment profit.

Sales were up 14% on a sequential basis from the fourth quarter of 2012, which mainly reflects improved demand for SMD’s specialized graphite component products. The sales increase and an improvement in gross margin were partially offset by higher operating expenses, resulting in an 112% increase in SMD segment profit.

Unallocated general and administrative expenses

Unallocated general and administrative expenses totaled $11.1 million in the first quarter of 2013 compared to $13.1 million in the first quarter of 2012. The decline included lower severance costs ($0.8 million), share-based compensation expense ($0.2 million) and professional fees ($0.2 million).

Liquidity and Capital Resources

Operating activities Cash flow provided by operating activities totaled $7.4 million in the three months ended March 30, 2013. Cash generated by operating activities in the first quarter of 2012 was primarily the result of net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact of changes in operating assets and liabilities absorbed $22.3 million in operating cash flow, mainly reflecting increases in accounts receivable and inventories, and a decrease in accrued liabilities.

Accounts receivable increased by $9.6 million, or $12.9 million net of foreign currency translation adjustments, during the first three months of 2013. This increase mainly reflects an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 57 days at March 30, 2013 compared to a historically-low 51 days at the beginning of the year.

Inventories at March 30, 2013 increased by $1.1 million from a year earlier, or $3.8 million after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory, during the first three months of 2013. The increase reflects higher levels of raw materials and work-in-process offset partly by a reduction in the level of finished goods.

Accounts payable and accrued liabilities at March 30, 2013 were $7.5 million lower than at December 31, 2012, or $7.0 million net of foreign currency translation adjustments, mainly due to the payment of fiscal year 2012 incentive compensation during the first quarter of 2013.

Working capital at March 30, 2013 was $487.8 million, compared to $486.1 million as of December 31, 2012, and included $338.8 million in cash and cash equivalents, compared to cash and cash equivalents and short-term investments of $350.4 million as of December 31, 2012.

Investing activities Cash flow provided by investing activities totaled $3.9 million in the three-month period ended March 30, 2013.

Acquisition of property and equipment totaled $16.1 million, which primarily reflected investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. As of March 30, 2013, the Company had outstanding capital purchase obligations of $27.5 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. The Company expects its capital expenditures in 2013 to be approximately $60 million to $70 million, including approximately $40 million to complete the Company’s 450mm technology center and advanced membrane and coatings facility. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $85 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

During the quarter ended March 30, 2013, the Company recorded proceeds of $20.0 million associated with the maturities of commercial paper classified as short-term investments as of December 31, 2012.

On April 1, 2013, the Company acquired substantially all the assets and liabilities of Jetalon Solutions, Inc. (Jetalon), a California-based supplier of fluid metrology products. The purchase price for Jetalon included cash consideration of $13.4 million paid by the Company at closing and earnout-based contingent consideration based on the performance of Jetalon in 2013, 2014 and 2015.

Financing activities Cash provided by financing activities totaled $1.8 million during the three-month period ended March 30, 2013, primarily reflecting proceeds received in connection with common shares issued under the Company’s employee stock purchase and stock option plans.

The Company received proceeds of $4.9 million in connection with common shares issued under the Company’s stock plans. Cash provided by financing activities was partially offset by the purchase of shares of the Company’s common stock at a total cost of $3.8 million under the stock repurchase program authorized by the Company’s Board of Directors in 2012, as described below.

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

The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of March 30, 2013, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the revolving credit facility. Through March 30, 2013, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility.

The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $12.7 million. There were no outstanding borrowings under these lines of credit at March 30, 2013.

At March 30, 2013, the Company’s shareholders’ equity was $703.2 million, up 1% from $694.8 million at the beginning of the year. The increase reflected net income of $16.4 million, additional paid-in capital of $1.7 million associated with the Company’s share-based compensation expense, $4.9 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, partially offset by the repurchase and retirement of its common stock of $3.8 million and foreign currency translation effects of $11.6 million.

As of March 30, 2013, the Company’s sources of available funds were its cash and cash equivalents of $338.8 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

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

The Company considers approximately $300 million of the undistributed earnings of its foreign subsidiaries as of March 30, 2013 to be indefinitely reinvested. As of March 30, 2013, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $132.0 million. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs for the next twelve months.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income attributable to Entegris, Inc. before (1) equity in net income of affiliates, (2) income tax expense (3) other income, net, (4) amortization of intangible assets and (5) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) amortization of intangible assets and (2) the tax effect of that adjustment to net income.

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

Third, there is no assurance the Company will not have future restructuring activities, gains or losses on sale of equity investments, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

(In thousands)	March 30, 2013	March 31, 2012
Net sales	$165,070	$175,403

Net income	$16,397	$17,859
Adjustments to net income
Equity in net income of affiliates	—	(3)
Income tax expense	5,198	9,065
Other income, net	(1,348)	(164)

GAAP – Operating income	20,247	26,757
Amortization of intangible assets	2,287	2,450

Adjusted operating income	22,534	29,207
Depreciation	7,296	6,487

Adjusted EBITDA	$29,830	$35,694

Adjusted operating margin	13.7%	16.7%
Adjusted EBITDA – as a % of net sales	18.1%	20.3%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

(In thousands)	March 30, 2013	March 31, 2012
Net income	$16,397	$17,859
Adjustments to net income:
Amortization of intangible assets	2,287	2,450
Tax effect of adjustments to net income	(824)	(885)

Non-GAAP net income	$17,860	$19,424

Diluted earnings per common share	$0.12	$0.13
Effect of adjustments to net income	0. 01	0.01
Diluted non-GAAP earnings per common share	$0.13	$0.14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $2.1 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 30, 2013, the Company had no net exposure to any foreign currency forward contracts.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 30, 2013. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of March 30, 2013, its CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value per share, purchased during the three months ended March 30, 2013:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1-31	—	—	—	—
February 1-28	205,867	$9.71	205,867	$48,001,566
March 1-30	182,018	$9.77	182,018	$46,222,755

Total	387,885	$9.74	387,885	$46,222,755

(1)	On October 26, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with a pre-arranged stock trading plan established on November 22, 2011 for the purpose of repurchasing up to $50 million of the registrant’s common stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan commenced on November 28, 2011 and expired on February 8, 2013. On December 12, 2012, the Board of Directors authorized a repurchase program for 2013 covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program for 2013 will expire in December 2013 unless it is terminated or extended. The initial pre-arranged stock trading plan was established on February 19, 2013 and will expire August 19, 2013 and will cover the repurchase of up to $30 million of the registrant’s common stock.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, (iv) Condensed Consolidated Statements of Equity for the three months ended March 30, 2013 and March 31, 2012, (v) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2013 and March 31, 2012 and (vi) Notes to the Condensed Consolidated Financial Statements*.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 26, 2013	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, (iv) Condensed Consolidated Statements of Equity for the three months ended March 30, 2013 and March 31, 2012, (v) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2013 and March 31, 2012 and (vi) Notes to the Condensed Consolidated Financial Statements*.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.