Form 10-Q
period 2013-06-29
ENTEGRIS INC
filed 2013-07-26
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32598
 _______________________________________
 Entegris, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________

Delaware	41-1941551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 Concord Road, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)
(978) 436-6500
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
 _______________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2013
Common Stock, $0.01 par value per share	139,064,121 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2013

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$343,411	$330,419
Short-term investments	—	19,995
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,732 and $2,314	108,168	94,016
Inventories	98,140	99,144
Deferred tax assets, deferred tax charges and refundable income taxes	13,585	20,201
Assets held for sale	—	5,998
Other current assets	7,124	9,551
Total current assets	570,428	579,324
Property, plant and equipment, net of accumulated depreciation of $276,232 and $263,302	173,786	157,021
Other assets:
Intangible assets, net of accumulated amortization of $122,506 and $119,198	47,990	47,207
Deferred tax assets and other noncurrent tax assets	16,378	17,167
Other	23,356	10,825
Total assets	$831,938	$811,544
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	37,627	36,341
Accrued payroll and related benefits	23,299	29,376
Other accrued liabilities	23,496	21,887
Deferred tax liabilities and income taxes payable	9,101	5,659
Total current liabilities	93,523	93,263
Pension benefit obligations and other liabilities	17,093	17,066
Deferred tax liabilities and other noncurrent tax liabilities	5,059	6,416
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 29, 2013 and December 31, 2012	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of June 29, 2013 and December 31, 2012: 139,174,789 and 138,457,769	1,392	1,385
Additional paid-in capital	814,865	809,514
Retained deficit	(124,569)	(157,038)
Accumulated other comprehensive income	24,575	40,938
Total equity	716,263	694,799
Total liabilities and equity	$831,938	$811,544
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$177,544	$188,233	$342,614	$363,636
Cost of sales	99,974	105,487	197,916	204,646
Gross profit	77,570	82,746	144,698	158,990
Selling, general and administrative expenses	35,397	35,989	67,818	71,037
Engineering, research and development expenses	13,427	12,726	25,600	24,715
Amortization of intangible assets	2,359	2,420	4,646	4,870
Operating income	26,387	31,611	46,634	58,368
Other income, net	(910)	(641)	(2,258)	(805)
Income before income taxes and equity in net income of affiliates	27,297	32,252	48,892	59,173
Income tax expense	7,516	10,579	12,714	19,644
Equity in net income of affiliates	—	—	—	(3)
Net income	$19,781	$21,673	$36,178	$39,532

Basic net income per common share	$0.14	$0.16	$0.26	$0.29
Diluted net income per common share	$0.14	$0.16	$0.26	$0.29
Weighted shares outstanding:
Basic	139,255	137,303	139,140	136,953
Diluted	139,751	138,196	139,791	138,121
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$19,781	$21,673	$36,178	$39,532
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(4,823)	(1,160)	(16,420)	(4,141)
Reclassification of cumulative translation adjustment associated with acquisition of business	—	(216)	—	(216)
Pension liability adjustments, net of tax	14	22	57	15
Other comprehensive loss	(4,809)	(1,354)	(16,363)	(4,342)
Comprehensive income	$14,972	$20,319	$19,815	$35,190
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$44,737	$(764)	$608,238
Shares issued under stock plans	1,649	17	4,177	—	—	—	4,194
Share-based compensation expense	—	—	3,934	—	—	—	3,934
Repurchase and retirement of common stock	(57)	(1)	(329)	(97)	—	—	(427)
Tax benefit associated with stock plans	—	—	827	—	—	—	827
Pension liability adjustment, net of tax	—	—	—	—	—	15	15
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	(216)	—	(216)
Foreign currency translation	—	—	—	—	(4,141)	—	(4,141)
Net income	—	—	—	39,532	—	—	39,532
Balance at June 30, 2012	137,413	$1,374	$797,282	$(186,331)	$40,380	$(749)	$651,956
(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$41,997	$(1,059)	$694,799
Shares issued under stock plans	1,687	17	6,305	—	—	—	6,322
Repurchase and retirement of common stock	(970)	(10)	(5,663)	(3,709)	—	—	(9,382)
Share-based compensation expense	—	—	3,769	—	—	—	3,769
Tax benefit associated with stock plans	—	—	940	—	—	—	940
Pension liability adjustment, net of tax	—	—	—	—	—	57	57
Foreign currency translation	—	—	—	—	(16,420)	—	(16,420)
Net income	—	—	—	36,178		—	36,178
Balance at June 29, 2013	139,175	$1,392	$814,865	$(124,569)	$25,577	$(1,002)	$716,263
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	June 29, 2013	June 30, 2012
Operating activities:
Net income	$36,178	$39,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,607	13,513
Amortization	4,646	4,870
Share-based compensation expense	3,769	3,934
Other	2,760	1,376
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(19,485)	(10,335)
Inventories	(3,135)	(10,997)
Accounts payable and accrued liabilities	(5,359)	744
Other current assets	2,353	(797)
Income taxes payable and refundable income taxes	7,524	2,679
Other	(1,603)	(1,013)
Net cash provided by operating activities	42,255	43,506
Investing activities:
Acquisition of property, plant and equipment	(34,131)	(30,117)
Acquisition of business, net of cash acquired	(13,358)	(2,961)
Proceeds from maturities of short-term investments	20,000	—
Proceeds from sale of assets held for sale	6,500	—
Other	47	183
Net cash used in investing activities	(20,942)	(32,895)
Financing activities:
Issuance of common stock	6,322	4,194
Repurchase and retirement of common stock	(9,382)	(427)
Other	941	827
Net cash (used in) provided by financing activities	(2,119)	4,594
Effect of exchange rate changes on cash and cash equivalents	(6,202)	(1,933)
Increase in cash and cash equivalents	12,992	13,272
Cash and cash equivalents at beginning of period	330,419	273,593
Cash and cash equivalents at end of period	$343,411	$286,865
Supplemental Cash Flow Information

(In thousands)	Six months ended June 29, 2013	Six months ended June 30, 2012
Non-cash transactions:
Equipment purchases in accounts payable	$4,129	—
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations Entegris, Inc. (Entegris or the Company) is a leading provider of a wide range of products for purifying, protecting and transporting critical materials used in processing and manufacturing in the microelectronics and other high-technology industries.
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
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the six months ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies what instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with Accounting Standards Codification (ASC) 815, are subject to ASU No. 2011-11 disclosure requirements. These amendments are disclosure related and will not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU Nos. 2011-11 and 2013-01 are effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted ASU Nos. 2011-11 and 2013-01 in the first quarter of fiscal 2013. The disclosures associated with ASU Nos. 2011-11 and 2013-01 are included in note 5 to the Company’s condensed consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These amendments are disclosure related and will not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted ASU 2013-02 in the first quarter of fiscal 2013. The disclosures associated with ASU No. 2013-02 are included in the Company’s condensed consolidated statements of equity. Amounts reclassified out of accumulated other comprehensive income were not significant.
Other ASUs issued not effective for the Company until after June 29, 2013 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. ACQUISITIONS
Jetalon
On April 1, 2013, the Company acquired substantially all the operating assets and liabilities of Jetalon Solutions, Inc. (Jetalon), a California-based supplier of fluid metrology products. The acquired net assets became part of the Company’s Contamination Control Solutions segment. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company's consolidated financial statements as of and since April 1, 2013. The acquisition of Jetalon’s assets and liabilities does not constitute a material business combination.
The purchase price for Jetalon includes cash consideration of $13.4 million, funded from our existing cash on hand, and earnout-based contingent consideration of up to a maximum of $14.5 million based on the operating performance of Jetalon in 2013, 2014 and 2015. Costs associated with the acquisition of Jetalon were not significant and were expensed as incurred.
Upon acquisition, the Company recorded a contingent consideration obligation of $3.1 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates industry-based probability adjusted assumptions relating to the achievement of operating results and the likelihood of the Company making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within our condensed consolidated statements of operations.
The purchase price of Jetalon consists of the following:

(In thousands):	Amount
Cash paid at closing	$13,357
Estimated contingent consideration	3,095
Total purchase price	$16,452

The purchase price of Jetalon, including the Company's preliminary valuation of contingent consideration, exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $10.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets and liabilities assumed at the date of acquisition:

(In thousands):	Amount
Accounts receivable, inventory and other assets	$944
Identifiable intangible assets	5,634
Current liabilities	(216)
Net assets acquired	6,362
Goodwill	10,090
Total purchase price	$16,452

As of June 29, 2013, the Company has completed its fair value determinations for all elements of the Jetalon acquisition with the exception of its valuation of purchased intangible assets and contingent consideration. Intangible assets, consisting mostly of technology-related intellectual property, generally will be amortized on a straight-line basis over an estimated useful life of approximately 10 years. The valuation of these items has been performed on a preliminary basis by the Company and is currently being reviewed, with the expectation of completion in the third quarter.

EPT
On April 2, 2012, the Company acquired the remaining 50% of its EPT joint venture in Taiwan, an equity method investee in which it had previously owned a 50% equity interest. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company's consolidated financial statements as of and since April 2, 2012. The investee's sales and operating results are not material to the Company's consolidated financial statements. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity.

The Company remeasured its previously held equity interest in the entity at its April 2, 2012 fair value of $2.9 million. Based on the carrying value of the Company's equity interest in EPT before the business combination, the Company recognized a gain of $1.3 million. In addition, in prior reporting periods the Company recognized changes in the value of its equity interest in EPT related to translation adjustments in other comprehensive income. As required under the acquisition method of accounting, the $0.2 million recognized previously in other comprehensive income was reclassified and included in the calculation of the gain.

The purchase price has been allocated based on the fair values of all of the assets acquired and liabilities assumed. The sum of the purchase price of the additional 50% equity interest and the fair value of the equity interest in the investee held by the Company at the acquisition date exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $1.9 million. EPT is part of the Company’s Contamination Control Solutions segment.

As described above, the Company acquired businesses in 2013 and 2012. As part of the accounting for these transactions, the Company allocated the purchase price of the acquired entities based on the fair value of all the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as well as the Company's previously held equity interest in the case of EPT, was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company's management.

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

3. INVENTORIES
Inventories consist of the following:

(In thousands)	June 29, 2013	December 31, 2012
Raw materials	$27,040	$27,720
Work-in process	14,443	10,242
Finished goods(a)	56,215	60,667
Supplies	442	515
Total inventories	$98,140	$99,144

(a)	Includes consignment inventories held by customers for $6.2 million and $5.2 million at June 29, 2013 and December 31, 2012, respectively.
4. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Six months ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic—weighted common shares outstanding	139,255	137,303	139,140	136,953
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	496	893	651	1,168
Diluted—weighted common shares and common shares equivalent outstanding	139,751	138,196	139,791	138,121

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 29, 2013 and June 30, 2012:

	Three months ended		Six months ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Shares excluded from calculations of diluted EPS	1,580	2,422	1,580	2,074
5. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at June 29, 2013 and December 31, 2012. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market.

	June 29, 2013				December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$79,991	$—	$79,991	$—	$59,980	$—	$59,980
Money market fund deposits	38,065	—	—	38,065	73,026	—	—	73,026
Short-term investments
Commercial paper	—	—	—	—	—	19,995	—	19,995
Total assets measured and recorded at fair value	$38,065	$79,991	$—	$118,056	$73,026	$79,975	$—	$153,001
Liabilities:
Foreign exchange forward contracts	$—	$1,074	$—	$1,074	$—	$4,603	$—	$4,603
Total liabilities measured and recorded at fair value	$—	$1,074	$—	$1,074	$—	$4,603	$—	$4,603
The following table provides information about derivative positions held by the Company as of June 29, 2013 and December 31, 2012:

	June 29, 2013			December 31, 2012
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Derivatives	$1,224	$150	$1,074	$4,730	$127	$4,603

Gains and losses associated with derivatives are recorded in "Other income, net" in the condensed consolidated statements of operations. (Losses) gains associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Six months ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
(Losses) gains on forward currency contracts	$(1,074)	$777	$(4,428)	$(2,158)

6. SEGMENT REPORTING

The Company’s financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME) and Specialty Materials (SMD), each of which provide unique products and services, are separately managed and have separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance.

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
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
CCS	$114,634	$123,144	$218,595	$238,696
ME	45,869	44,565	90,001	85,270
SMD	17,041	20,524	34,018	39,670
Total net sales	$177,544	$188,233	$342,614	$363,636

	Three months ended		Six months ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Segment profit
CCS	$28,581	$34,683	$50,659	$66,752
ME	9,364	8,523	18,689	14,051
SMD	1,900	4,404	4,116	9,072
Total segment profit	$39,845	$47,610	$73,464	$89,875
The following table reconciles total segment profit to operating income:

	Three months ended		Six months ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Total segment profit	$39,845	$47,610	$73,464	$89,875
Amortization of intangible assets	(2,359)	(2,420)	(4,646)	(4,870)
Unallocated general and administrative expenses	(11,099)	(13,579)	(22,184)	(26,637)
Operating income	26,387	31,611	46,634	58,368
Other income, net	(910)	(641)	(2,258)	(805)
Income before income taxes and equity in net income of affiliates	$27,297	$32,252	$48,892	$59,173

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
Entegris, Inc. is a leading provider of a wide range of products and services for purifying, protecting and transporting critical materials used in processing and manufacturing in the microelectronics and other high-technology industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and related industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers as well as thin film transistor-liquid crystal display (TFT-LCD) and hard disk manufacturers, which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.
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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2013 end March 30, 2013, June 29, 2013, September 28, 2013 and December 31, 2013. Unaudited information for the three and six months ended June 29, 2013 and June 30, 2012 and the financial position as of June 29, 2013 and December 31, 2012 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results for the Three Months and Six Months Ended June 29, 2013
For the three months ended June 29, 2013, net sales decreased by $10.7 million, or 6%, to $177.5 million compared to $188.2 million for the three months ended June 30, 2012. Net sales for the first six months of 2013 were $342.6 million, down 6% from $363.6 million in the comparable year-ago period. The year-over-year decline in net sales primarily reflected continued softness in semiconductor industry spending compared to the first half of 2012. The trends in the semiconductor industry remained mixed. Sequentially, overall demand in the semiconductor industry improved, but the level and extent of the strength was not uniform. There was strong demand from leading edge fabs, although in aggregate utilization rates remained well below peak levels for the industry.
The sales decrease for the three-month and six-month periods ended June 29, 2013 included unfavorable foreign currency translation effects of $4.8 million and $7.9 million, respectively, primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales decreased 3% and 4% for the three-month and six-month periods in 2013 when compared to the year-ago periods.
Primarily reflecting the year-over-year sales decrease, the Company reported a lower gross profit in the second quarter and first half of 2013 when compared to the comparable year-ago periods. The decrease in sales was the primary factor underlying the decline in gross profit. The Company’s gross margin rate for the second quarter was 43.7% compared to 44.0% in the year-ago period, while gross margin for the first six months of 2013 was 42.2% compared to 43.7% in the comparable period a year ago. Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs were flat for the second quarter of 2013 when compared to the year-ago quarter. Operating costs for the first half of 2013 fell 2% compared to the first half of 2012, slightly offsetting the decrease in gross profit.
The Company’s effective tax rate decreased to 26.0% in 2013, compared to 33.2% in 2012. The effective tax rate in 2013 included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
The Company’s operating segments experienced varied net sales results for the three-month and six-month periods as described in greater detail below.

As a result of the aforementioned factors, the Company reported net income of $19.8 million, or $0.14 per diluted share, for the quarter ended June 29, 2013 compared to net income of $21.7 million, or $0.16 per diluted share, in the quarter ended June 30, 2012. For the six-month period ended June 29, 2013, net income was $36.2 million, or $0.26 per diluted share, compared to net income of $39.5 million, or $0.29 per diluted share, in the year-ago period.
During the six-month period ended June 29, 2013, the Company’s operating activities provided net cash flow of $42.3 million. Capital expenditures were $34.1 million for the period. Cash and cash equivalents were $343.4 million at June 29, 2013 compared with cash and cash equivalents, and short-term investments of $350.4 million at December 31, 2012. The Company had no outstanding short-term or long-term debt at June 29, 2013 or December 31, 2012.
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
Three and Six Months Ended June 29, 2013 Compared to Three and Six Months Ended June 30, 2012 and Three Months Ended March 30, 2013
The following table compares operating results for the three months ended June 29, 2013 with results for the three months ended June 30, 2012 and March 30, 2013 and the six months ended June 29, 2013 with the results for the six months ended June 30, 2012, both in absolute dollars and as a percentage of net sales, for each caption.

	Three months ended						Six months ended
(Dollars in thousands)	June 29, 2013		June 30, 2012		March 30, 2013		June 29, 2013		June 30, 2012
Net sales	$177,544	100.0%	$188,233	100.0%	$165,070	100.0%	$342,614	100.0%	$363,636	100.0%
Cost of sales	99,974	56.3	105,487	56.0	97,942	59.3	197,916	57.8	204,646	56.3
Gross profit	77,570	43.7	82,746	44.0	67,128	40.7	144,698	42.2	158,990	43.7
Selling, general and administrative expenses	35,397	19.9	35,989	19.1	32,421	19.6	67,818	19.8	71,037	19.5
Engineering, research and development expenses	13,427	7.6	12,726	6.8	12,173	7.4	25,600	7.5	24,715	6.8
Amortization of intangible assets	2,359	1.3	2,420	1.3	2,287	1.4	4,646	1.4	4,870	1.3
Operating income	26,387	14.9	31,611	16.8	20,247	12.3	46,634	13.6	58,368	16.1
Other income, net	(910)	(0.5)	(641)	(0.3)	(1,348)	(0.8)	(2,258)	(0.7)	(805)	(0.2)
Income before income taxes and equity in net income of affiliates	27,297	15.4	32,252	17.1	21,595	13.1	48,892	14.3	59,173	16.3
Income tax expense	7,516	4.2	10,579	5.6	5,198	3.1	12,714	3.7	19,644	5.4
Equity in net income of affiliates	—	—	—	—	—	—	—	—	(3)	—
Net income	$19,781	11.1%	$21,673	11.5%	$16,397	9.9%	$36,178	10.6%	$39,532	10.9%
Net sales For the three months ended June 29, 2013, net sales declined by $10.7 million, or 6%, to $177.5 million compared to $188.2 million for the three months ended June 30, 2012. Net sales for the first six months of 2013 were $342.6 million, down 6% from $363.6 million in the comparable year-ago period. The year-over-year declines in net sales primarily reflected continued softness in semiconductor industry spending compared to the first half of 2012. The trends in the semiconductor industry remained mixed. Sequentially, overall demand in the semiconductor industry improved, but the level and extent of the strength was not uniform. There was strong demand from leading edge fabs, although in aggregate utilization rates remained well below peak levels for the industry.
The Company’s operating segments experienced varied sales results. See “Segment Analysis” included below in this section for additional detail.
Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products in the quarter ended June 29, 2013 decreased 4%, while sales of capital-driven products fell 10%. In the quarter ended June 29, 2013, sales of unit-driven products represented 67% and capital-driven products represented 33% of total sales. For both the second quarter of 2012 and first quarter of 2013, this split was 66%/34%.
The sales decreases for the three-month and six-month periods ended June 29, 2013 included unfavorable foreign currency translation effects of $4.8 million and $7.9 million, respectively, primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales decreased 3% and 4% for the three-month and six-month periods in 2013 when compared to the year-ago periods.
On a geographic basis, total sales in the second quarter of 2013 to North America were 29%, Asia (excluding Japan) 43%, Europe 14% and Japan 14% compared to prior year second quarter figures as follows: North America 30%, Asia (excluding Japan) 39%, Europe 12% and Japan 19%. Sales in North America and Japan fell 10% and 29%, respectively, while sales increased 4% and 11% in Asia (excluding Japan) and Europe, respectively, in the second quarter of 2013 compared to a year ago. Slightly over one-half of the decrease in Japan sales was due to the fluctuations in exchange rates noted above.
On a sequential basis, net sales increased 8% from $165.1 million in the first quarter of 2013 and reflected modest improvement in sales for both unit-driven and capital-driven products. Sales of unit-driven products increased 8%, while sales of capital-driven products rose 6%. On a geographic basis, net sales to Asia (excluding Japan), Japan, North America, and Europe increased 8%, 1%, 8% and 14%, respectively. The sequential sales increase included an unfavorable foreign currency translation effect of $2.8 million, due primarily to the quarter-over-quarter weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales improved 9% on a sequential quarter basis.
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
Gross profit Gross profit in the three months ended June 29, 2013 decreased to $77.6 million, down from $82.7 million for the three months ended June 30, 2012. For the first six months of 2013, gross profit was $144.7 million, down from $159.0 million recorded in the first six months of 2012. The year-over-year sales decreases primarily account for the declines in gross profit.

As a percentage of net sales, the gross margin rate for the second quarter of 2013 was 43.7% versus 44.0% for the second quarter of 2012. For the first six months of 2013, the Company's gross margin rate was 42.2% compared to 43.7% for the comparable period a year ago. The lower comparative gross margin percentages are due to lower factory utilization associated with the Company's lower sales levels and slightly unfavorable sales mix.
On a sequential basis, gross profit increased by $10.4 million to $77.6 million in the second quarter of 2013. The gross margin rate of 43.7% for the second quarter of 2013 increased from 40.7% in the first quarter of 2013. The gross profit and gross margin improvements reflect the increase in sales and a favorable sales mix.
Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were $35.4 million in the three months ended June 29, 2013, down 2% from the comparable three-month period a year earlier. Employee costs, which comprises about two-thirds of overall SG&A expense, decreased $0.3 million. SG&A expenses for the quarter ended June 29, 2013 included a $0.7 million reduction in SG&A expense related to the sale of a building classified as assets held for sale, consisting of the gain on sale thereof and an adjustment to the real estate tax accrual for the building.
For the first six months of 2013, SG&A expenses decreased by $3.2 million, or 5% to $67.8 million compared to $71.0 million a year earlier. For the first six months of 2013, SG&A costs, as a percent of net sales, increased to 19.8% from 19.5% a year ago, reflecting the decrease in net sales. Employee costs, which make up about two-thirds of SG&A expenses, decreased by

$0.8 million for the six-month period. The decrease also reflected a bad debt expense decline of $0.7 million and the $0.7 million reduction in SG&A expense related to the sale of a building noted above.
Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $13.4 million in the three months ended June 29, 2013 compared to $12.7 million in the year-ago period. The $0.7 million increase in ER&D expense was due to slightly higher employee costs. ER&D expenses increased 4% to $25.6 million in the first six months of 2013 compared to $24.7 million in the year-ago six-month period, also due to higher employee costs. For the first six months of 2013 ER&D expenses, as a percent of net sales, increased to 7.5% from 6.8%, mainly reflecting the decrease in net sales.
Other income, net Other income, net was $0.9 million and $2.3 million in the three-month and six-month periods ended June 29, 2013, respectively, which are mainly due to foreign currency transaction gains.

In the three and six months ended June 30, 2012, other income, net was $0.6 million and $0.8 million respectively, mainly reflecting a $1.5 million gain recorded in the second quarter related to the remeasurement of the previously held 50% equity investment in a Taiwan joint venture entity in which the Company's acquired a 100% interest in April 2012. This gain was partly offset by foreign currency transactions losses related to the remeasurement of yen-denominated assets and liabilities held by the Company.

Income tax expense The Company recorded income tax expense of $7.5 million and $12.7 million, respectively, in the three and six months ended June 29, 2013 compared to income tax expense of $10.6 million and $19.6 million in the three and six months ended June 30, 2012. The year-to-date effective tax rate was 26.0% in the 2013 period, compared to 33.2% in the 2012 period. The 2013 rate reflects a base rate of approximately 27% before the recognition of a discrete tax benefit.

In 2013, the Company's effective tax rate was lower than the U.S. statutory rate mainly due to lower tax rates in certain of the Company's taxable jurisdictions and a discrete tax benefit. On January 2, 2013 President Obama signed into law H.R. 8, the American Taxpayer Relief Act of 2012 (the Act). The Act reinstated the federal credit for increasing research expenditures retroactively to the beginning of 2012. Accordingly, the Company recognized a discrete tax benefit of approximately $1.3 million related to the credit during the first quarter of 2013. None of the other Act provisions are expected to have a material impact on the financial statements.

In 2012, the Company's effective tax rate was lower than the U.S. statutory rate due to lower tax rates in certain of the Company's taxable jurisdictions.
Net income The Company recorded net income of $19.8 million, or $0.14 per diluted share, in the three-month period ended June 29, 2013 compared to net income of $21.7 million, or $0.16 per diluted share, in the three-month period ended June 30, 2012. For the six months ended June 29, 2013, net income was $36.2 million, or $0.26 per diluted share, compared to net income of $39.5 million, or $0.29 per diluted share, in the comparable period a year ago. The reductions in net income and diluted earnings per share mainly reflect the Company's lower net sales and corresponding decreases in gross profit, offset partly by lower SG&A expenses and a lower effective tax rate.
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
Adjusted EBITDA decreased 12% to $36.1 million in the three-month period ended June 29, 2013, compared to $41.1 million in the three-month period ended June 30, 2012. Adjusted EBITDA, as a percent of net sales, decreased to 20.3% from 21.8% a year earlier. Adjusted Operating Income decreased 16% to $28.7 million in the three-month period ended June 29, 2013, compared to $34.0 million in the three-month period ended June 30, 2012. Adjusted Operating Income, as a percent of net sales, decreased to 16.2% from 18.1% a year earlier. Non-GAAP Earnings Per Share decreased 6% to $0.15 in the three-month period ended June 29, 2013, compared to $0.16 in the three-month period ended June 30, 2012.
Adjusted EBITDA decreased 14% to $65.9 million in the six-month period ended June 29, 2013, compared to $76.8 million in the six-month period ended June 30, 2012. Adjusted EBITDA, as a percent of net sales, decreased to 19.2% from 21.1% a year earlier. Adjusted Operating Income decreased 19% to $51.3 million in the six-month period ended June 29, 2013, compared to

$63.2 million in the six-month period ended June 30, 2012. Adjusted Operating Income, as a percent of net sales, decreased to 15.0% from 17.4% a year earlier. Non-GAAP Earnings Per Share decreased 7% to $0.28 in the six-month period ended June 29, 2013, compared to $0.30 in the six-month period ended June 30, 2012.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 6 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three segments for the three and six months ended June 29, 2013 and June 30, 2012.

	Three months ended			Six months ended
(In thousands)	June 29, 2013	June 30, 2012	March 30, 2013	June 29, 2013	June 30, 2012
Contamination Control Solutions
Net sales	$114,634	$123,144	$103,961	$218,595	$238,696
Segment profit	28,581	34,683	22,078	50,659	66,752
Microenvironments
Net sales	$45,869	$44,565	$44,132	$90,001	$85,270
Segment profit	9,364	8,523	9,325	18,689	14,051
Specialty Materials
Net sales	$17,041	$20,524	$16,977	$34,018	$39,670
Segment profit	1,900	4,404	2,216	4,116	9,072
Contamination Control Solutions (CCS)
For the second quarter of 2013, CCS net sales decreased 7% to $114.6 million, from $123.1 million in the comparable period last year. The decline included unfavorable foreign currency translation effects of $4.3 million, primarily related to weakness in the Japanese yen; excluding the unfavorable foreign currency translation effect, CCS sales fell 4%. The year-over-year sales decrease reflected lower sales of fluid components and systems, and gas filtration products. Sales of liquid filtration products were flat. CCS reported a segment profit of $28.6 million in the second quarter of 2013, down 18% from $34.7 million in the year-ago period, due to the decrease in sales volume, a slightly unfavorable sales mix and a 6% increase in operating expenses.

For the six months ended June 29, 2013, CCS net sales decreased 8% to $218.6 million from $238.7 million in the comparable period last year. The decline included unfavorable foreign currency translation effects of $6.9 million, primarily related to weakness in the Japanese yen; excluding the unfavorable foreign currency translation effect, CCS sales for the first half of 2013 fell 6%. The year-to-date revenue decrease also was due to lower sales of fluid components and systems, and gas filtration products. Sales of liquid filtration products decreased nominally. For the six months ended June 29, 2013, CCS reported a segment profit of $50.7 million compared to $66.8 million in the comparable year-ago period. The decrease in gross profit associated with lower sales levels, an unfavorable sales mix and a 2% increase in operating expenses account for the decline.
Primarily due to higher sales of gas filtration and liquid filtration products, CCS sales were up 10% on a sequential basis from the first quarter of 2013. Second quarter sales included unfavorable foreign currency translation effects of $2.4 million, primarily related to weakness in the Japanese yen and Korean won; net of such effects, CCS sales rose 13%. The increase in gross profit associated with higher sales levels, an improved sales mix, offset partly by a 12% increase in operating expenses account for the 29% improvement in segment profit from $22.1 million in the first quarter to $28.6 million in the second quarter.
Microenvironments (ME)
For the first quarter of 2013, ME net sales increased 3% to $45.9 million, from $44.6 million in the comparable period last year. The revenue increase primarily reflected higher sales of 300mm wafer process products. ME reported a segment profit of $9.4 million in the first quarter of 2013 compared to a $8.5 million segment profit in the year-ago period. The increase in gross profit associated with higher sales levels and an improved sales mix, partly offset by a 4% increase in operating expenses, mainly due to higher product management costs, accounted for the increase in segment profit.

For the six months ended June 29, 2013, ME net sales increased 6% to $90.0 million from $85.3 million in the comparable period last year. The year-to-date increase in sales reflected higher sales of 300mm wafer process and data storage products. ME reported a segment profit of $18.7 million in the first half of 2013 compared to a segment profit of $14.1 million in the year-ago period. The increase in gross profit associated with higher sales levels and an improved sales mix, along with flat operating expense levels, accounted for the increase in segment profit.

Sales were up 4% on a sequential basis from the first quarter of 2013, reflecting improved sales of 200mm process, shipper and lithography products, offset in part by lower sales of 300mm wafer process products. The increase in gross profit associated with higher sales levels and an improved sales mix was offset by a 12% increase in operating expense levels, leading to an essentially flat segment profit for the second quarter of 2013 compared to the first quarter.
Specialty Materials (SMD)

For the second quarter of 2013, SMD net sales decreased 17%, to $17.0 million, from $20.5 million in the comparable period last year. The sales decrease mainly reflected lower demand for SMD’s high-margin specialty-coated products. SMD reported a segment profit of $1.9 million million in the first quarter of 2013, down 57%, compared to a segment profit of $4.4 million in the first quarter of 2012. The overall decline in sales, the negative effect of the change in sales mix, and operating expenses account for the reduction in segment profit.

For the six months ended June 29, 2013, SMD net sales decreased 14% to $34.0 million from $39.7 million in the comparable period last year. SMD reported a segment profit of $4.1 million for the six months ended June 29, 2013, down 54%, compared to a segment profit of $9.1 million million for the year-ago period. The overall decline in sales, the negative effect of the change in sales mix, and a 15% increase in operating expenses account for the reduction in segment profit.
Sales were flat on a sequential basis from the first quarter of 2013. However, lower factory utilization and a 16% increase in operating expenses offset the effect of a more favorable sales mix, leading to a 14% decrease in SMD segment profit.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $11.1 million in the second quarter of 2013 compared to $13.6 million in the second quarter of 2012. For the six months ended June 29, 2013, unallocated general and administrative expenses totaled $22.2 million compared to $26.6 million in the comparable period last year. Figures for both the three and six months ended June 29, 2013 included a $0.7 million reduction in unallocated general and administrative expenses related to the sale of a building classified as assets held for sale, consisting of the gain on sale thereof, and an adjustment to the real estate tax accrual for the building.
Liquidity and Capital Resources
Operating activities Cash flow provided by operating activities totaled $42.3 million in the six months ended June 29, 2013. Cash generated by operating activities in the first six-month period of 2013 was primarily the result of net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact of changes in operating assets and liabilities absorbed $19.7 million in operating cash flow, mainly reflecting increases in accounts receivable and inventories, and a decrease in accrued liabilities.
Accounts receivable increased by $19.5 million during the first six months of 2013, or $14.2 million net of foreign currency translation adjustments. The change mainly reflects an increase in sales levels and the Company’s days sales outstanding (DSO). The Company’s DSO was 56 days at June 29, 2013 compared to a historically-low 51 days at the beginning of the year.
Inventories at June 29, 2013 increased by $3.1 million during the first six months of 2013, but decreased by $1.0 million after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory, during the first six months of 2013. The increase reflects higher levels of raw materials and work-in-process offset partly by a reduction in the level of finished goods.
Accounts payable and accrued liabilities at June 29, 2013 were $5.4 million higher than at December 31, 2012, or $3.2 million net of foreign currency translation adjustments, mainly due to the payment of fiscal year 2012 incentive compensation during the first quarter of 2013. Income taxes payable increased by $7.5 million from December 31, 2012 to June 29, 2013.
Working capital at June 29, 2013 was $476.9 million, compared to $486.1 million as of December 31, 2012, and included $343.4 million in cash and cash equivalents, compared to cash and cash equivalents and short-term investments of $350.4 million as of December 31, 2012.
Investing activities Cash flow used in investing activities totaled $20.9 million in the six-month period ended June 29, 2013.
Acquisition of property and equipment totaled $34.1 million, which primarily reflected investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. As of June 29, 2013, the Company had outstanding capital purchase obligations of $20.4 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. The Company expects its capital expenditures in 2013 to be approximately $60 million to $70 million, including approximately $40 million to complete the Company’s 450mm technology center and advanced membrane and coatings facility. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $85 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.
For the six months ended June 29, 2013, the Company recorded proceeds of $20.0 million associated with the maturities of commercial paper classified as short-term investments as of December 31, 2012.

On April 1, 2013, the Company acquired substantially all the assets and liabilities of Jetalon Solutions, Inc. (Jetalon), a California-based supplier of fluid metrology products. The purchase price for Jetalon included cash consideration of $13.4 million paid by the Company at closing and earnout-based contingent consideration based on the performance of Jetalon in 2013, 2014 and 2015. The transaction is described in further detail in note 2 to the Company's condensed consolidated financial statements.
During the quarter ended June 29, 2013, the Company sold a building with a carrying value of $6.0 million and classified under assets held for sale for proceeds of $6.5 million.
Financing activities Cash used in financing activities totaled $2.1 million during the six-month period ended June 29, 2013, primarily reflecting proceeds received in connection with common shares issued under the Company’s employee stock purchase and stock option plans.
The Company received proceeds of $6.3 million in connection with common shares issued under the Company’s stock plans. Cash provided by financing activities was offset by the purchase of shares of the Company’s common stock at a total cost of $9.4 million under the stock repurchase program authorized by the Company’s Board of Directors in 2012, as described below.
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
The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of June 29, 2013, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the revolving credit facility. Through June 29, 2013, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $12.1 million. There were no outstanding borrowings under these lines of credit at June 29, 2013.
At June 29, 2013, the Company’s shareholders’ equity was $716.3 million, up 3% from $694.8 million at the beginning of the year. The increase reflected net income of $36.2 million, additional paid-in capital of $3.8 million associated with the Company’s share-based compensation expense, $6.3 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, partially offset by the repurchase and retirement of its common stock of $9.4 million and foreign currency translation effects of $16.4 million, the latter of which is mainly associated with the weakening of the Japanese yen versus the U.S. dollar.
As of June 29, 2013, the Company’s sources of available funds were its cash and cash equivalents of $343.4 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.
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
The Company considers approximately $300 million of the undistributed earnings of its foreign subsidiaries as of June 29, 2013 to be indefinitely reinvested. As of June 29, 2013, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $140.2 million. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs for the next twelve months.
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
Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) amortization of intangible assets, (2) gain associated with equity investments and (3) the tax effect of that adjustment to net income.
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
Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$177,544	$188,233	$342,614	$363,636
Net income	$19,781	$21,673	$36,178	$39,532
Adjustments to net income
Equity in net income of affiliates	—	—	—	(3)
Income tax expense	7,516	10,579	12,714	19,644
Other income, net	(910)	(641)	(2,258)	(805)
GAAP – Operating income	26,387	31,611	46,634	58,368
Amortization of intangible assets	2,359	2,420	4,646	4,870
Adjusted operating income	28,746	34,031	51,280	63,238
Depreciation	7,311	7,026	14,607	13,513
Adjusted EBITDA	$36,057	$41,057	$65,887	$76,751

Adjusted operating margin	16.2%	18.1%	15.0%	17.4%
Adjusted EBITDA – as a % of net sales	20.3%	21.8%	19.2%	21.1%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$19,781	$21,673	$36,178	$39,532
Adjustments to net income:
Amortization of intangible assets	2,359	2,420	4,646	4,870
Gain associated with equity investments	—	(1,522)	—	(1,522)
Tax effect of adjustments to net income	(851)	(616)	(1,675)	(1,501)
Non-GAAP net income	$21,289	$21,955	$39,149	$41,379

Diluted earnings per common share	$0.14	$0.16	$0.26	$0.29
Effect of adjustments to net income	0.01	0.00	0.02	0.01
Diluted non-GAAP earnings per common share	$0.15	$0.16	$0.28	$0.30

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 29, 2013, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 29, 2013. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of June 29, 2013, its CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information concerning shares of the Company’s Common Stock $0.01 par value per share, purchased during the three months ended June 29, 2013:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 31- April 30	262,370	$9.53	262,370	$43,722,606
May 1-31	154,504	$9.71	154,504	$42,222,634
June 1-29	164,770	$9.74	164,770	$40,617,763
Total	581,644	$9.64	581,644	$40,617,763

(1)
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

Item 6. Exhibits

10.1
Amendment No. 1 to Executive Change in Control Agreement, dated April 26, 2013, between Entegris, Inc. and Bertrand Loy [Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013]

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 26, 2013	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)

EXHIBIT INDEX

10.1
Amendment No. 1 to Executive Change in Control Agreement, dated April 26, 2013, between Entegris, Inc. and Bertrand Loy [Incorporated by reference to Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013]

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document