Form 10-Q
period 2013-09-28
ENTEGRIS INC
filed 2013-10-25
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2013
Common Stock, $0.01 par value per share	138,604,612 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2013

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 28, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$358,782	$330,419
Short-term investments	—	19,995
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,850 and $2,314	106,757	94,016
Inventories	97,426	99,144
Deferred tax assets, deferred tax charges and refundable income taxes	13,063	20,201
Assets held for sale	—	5,998
Other current assets	9,878	9,551
Total current assets	585,906	579,324
Property, plant and equipment, net of accumulated depreciation of $278,835 and $263,302	179,178	157,021
Other assets:
Intangible assets, net of accumulated amortization of $107,110 and $119,198	45,819	47,207
Deferred tax assets and other noncurrent tax assets	15,833	17,167
Other	20,923	10,825
Total assets	$847,659	$811,544
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	37,094	36,341
Accrued payroll and related benefits	27,774	29,376
Other accrued liabilities	20,936	21,887
Deferred tax liabilities and income taxes payable	6,733	5,659
Total current liabilities	92,537	93,263
Pension benefit obligations and other liabilities	15,822	17,066
Deferred tax liabilities and other noncurrent tax liabilities	5,214	6,416
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 28, 2013 and December 31, 2012	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 28, 2013 and December 31, 2012: 138,666,839 and 138,457,769	1,387	1,385
Additional paid-in capital	814,150	809,514
Retained deficit	(108,866)	(157,038)
Accumulated other comprehensive income	27,415	40,938
Total equity	734,086	694,799
Total liabilities and equity	$847,659	$811,544
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$164,585	$184,449	$507,199	$548,085
Cost of sales	94,453	102,517	292,369	307,163
Gross profit	70,132	81,932	214,830	240,922
Selling, general and administrative expenses	31,746	39,095	99,564	110,132
Engineering, research and development expenses	13,947	13,314	39,547	38,029
Amortization of intangible assets	2,343	2,389	6,989	7,259
Contingent consideration fair value adjustment	(1,813)	—	(1,813)	—
Operating income	23,909	27,134	70,543	85,502
Other expense (income), net	963	1,441	(1,295)	636
Income before income taxes and equity in net income of affiliates	22,946	25,693	71,838	84,866
Income tax expense	5,139	7,656	17,853	27,300
Equity in net income of affiliates	—	—	—	(3)
Net income	$17,807	$18,037	$53,985	$57,569

Basic net income per common share	$0.13	$0.13	$0.39	$0.42
Diluted net income per common share	$0.13	$0.13	$0.39	$0.42
Weighted shares outstanding:
Basic	138,904	137,453	139,061	137,119
Diluted	139,482	138,499	139,688	138,247
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$17,807	$18,037	$53,985	$57,569
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,105	7,869	(14,314)	3,729
Reclassification of cumulative translation adjustment associated with liquidated subsidiary	739	—	739	—
Reclassification of cumulative translation adjustment associated with acquisition of business	—	—	—	(216)
Pension liability adjustments, net of tax	(5)	(7)	52	8
Other comprehensive income (loss)	2,839	7,862	(13,523)	3,521
Comprehensive income	$20,646	$25,899	$40,462	$61,090
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$44,737	$(764)	$608,238
Shares issued under stock plans	1,743	18	4,671	—	—	—	4,689
Share-based compensation expense	—	—	8,030	—	—	—	8,030
Repurchase and retirement of common stock	(57)	(1)	(329)	(97)	—	—	(427)
Tax benefit associated with stock plans	—	—	1,337	—	—	—	1,337
Pension liability adjustment, net of tax	—	—	—	—	—	8	8
Reclassification of foreign currency translation associated with acquisition of business	—	—	—	—	(216)	—	(216)
Foreign currency translation	—	—	—	—	3,729	—	3,729
Net income	—	—	—	57,569	—	—	57,569
Balance at September 29, 2012	137,507	$1,375	$802,382	$(168,294)	$48,250	$(756)	$682,957
(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$41,997	$(1,059)	$694,799
Shares issued under stock plans	1,748	17	6,650	—	—	—	6,667
Repurchase and retirement of common stock	(1,539)	(15)	(8,998)	(5,813)	—	—	(14,826)
Share-based compensation expense	—	—	5,859	—	—	—	5,859
Tax benefit associated with stock plans	—	—	1,125	—	—	—	1,125
Pension liability adjustment, net of tax	—	—	—	—	—	52	52
Reclassification of cumulative translation adjustment associated with liquidated subsidiary	—	—	—	—	739	—	739
Foreign currency translation	—	—	—	—	(14,314)	—	(14,314)
Net income	—	—	—	53,985		—	53,985
Balance at September 28, 2013	138,667	$1,387	$814,150	$(108,866)	$28,422	$(1,007)	$734,086
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	September 28, 2013	September 29, 2012
Operating activities:
Net income	$53,985	$57,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,812	20,862
Amortization	6,989	7,259
Share-based compensation expense	5,859	8,030
Other	4,148	515
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(16,722)	(4,290)
Inventories	(2,555)	(9,623)
Accounts payable and accrued liabilities	(970)	1,528
Other current assets	391	(1,488)
Income taxes payable and refundable income taxes	5,239	(546)
Other	(3,483)	(2,995)
Net cash provided by operating activities	74,693	76,821
Investing activities:
Acquisition of property, plant and equipment	(49,030)	(39,116)
Acquisition of business, net of cash acquired	(13,358)	(2,961)
Purchase of short-term investments	—	(7,996)
Proceeds from maturities of short-term investments	20,000	—
Proceeds from sale of assets held for sale	6,500	—
Other	188	184
Net cash used in investing activities	(35,700)	(49,889)
Financing activities:
Issuance of common stock	6,667	4,689
Repurchase and retirement of common stock	(14,826)	(427)
Other	1,125	1,336
Net cash (used in) provided by financing activities	(7,034)	5,598
Effect of exchange rate changes on cash and cash equivalents	(3,596)	1,707
Increase in cash and cash equivalents	28,363	34,237
Cash and cash equivalents at beginning of period	330,419	273,593
Cash and cash equivalents at end of period	$358,782	$307,830
Supplemental Cash Flow Information

(In thousands)	Nine months ended September 28, 2013	Nine months ended September 29, 2012
Non-cash transactions:
Equipment purchases in accounts payable	$1,952	—
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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies what instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with Accounting Standards Codification (ASC) 815, are subject to ASU No. 2011-11 disclosure requirements. These amendments are disclosure related and do not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU Nos. 2011-11 and 2013-01 are effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted ASU Nos. 2011-11 and 2013-01 in the first quarter of fiscal 2013. The disclosures associated with ASU Nos. 2011-11 and 2013-01 are included in note 5 to the Company’s condensed consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These amendments are disclosure related and do not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted ASU 2013-02 in the first quarter of fiscal 2013. The disclosures associated with ASU No. 2013-02 are included in the Company’s condensed consolidated statements of equity. Amounts reclassified out of accumulated other comprehensive income were not significant.
Other ASUs issued not effective for the Company until after September 28, 2013 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. ACQUISITIONS
Jetalon
On April 1, 2013, the Company acquired substantially all the operating assets and liabilities of Jetalon Solutions, Inc. (Jetalon), a California-based supplier of fluid metrology products. The acquired net assets became part of the Company’s Contamination Control Solutions segment. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company's condensed consolidated financial statements as of and since April 1, 2013. The acquisition of Jetalon’s assets and liabilities does not constitute a material business combination.
The purchase price for Jetalon includes cash consideration of $13.4 million, funded from the Company's existing cash on hand, and earnout-based contingent consideration of up to a maximum of $14.5 million based on the operating performance of Jetalon in 2013, 2014 and 2015. Costs associated with the acquisition of Jetalon were not significant and were expensed as incurred.
Upon acquisition, the Company recorded a contingent consideration obligation of $3.1 million representing the fair value of the earnout-based contingent consideration. This amount was estimated through a valuation model that incorporates probability-adjusted assumptions relating to the achievement of possible operating results and the likelihood of the Company making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement.
Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration obligation and reflected within the Company's condensed consolidated statements of operations. During the third quarter of 2013, the Company assessed the contingent consideration based on the valuation methodology described above and recorded a $1.8 million gain that is reflected in the Company's condensed consolidated statements of operations.
The purchase price of Jetalon consists of the following:

(In thousands):	Amount
Cash paid at closing	$13,358
Contingent consideration obligation	3,094
Total purchase price	$16,452

The purchase price of Jetalon, including the Company's valuation of contingent consideration, exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $10.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets and liabilities assumed at the date of acquisition:

(In thousands):	Amount
Accounts receivable, inventory and other assets	$944
Identifiable intangible assets	5,634
Current liabilities	(216)
Net assets acquired	6,362
Goodwill	10,090
Total purchase price	$16,452

As of September 28, 2013, the Company has completed its fair value determinations for all elements of the Jetalon acquisition. Intangible assets, consisting mostly of technology-related intellectual property, will be amortized on a straight-line basis over an estimated useful life of approximately 10 years.

Entegris Precision Technologies Corporation (EPT)

On April 2, 2012, the Company acquired the remaining 50% of its EPT joint venture in Taiwan, an equity method investee in which it had previously owned a 50% equity interest. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company's consolidated financial statements as of and since April 2, 2012. The investee's sales and operating results were not material to the Company's condensed consolidated financial statements. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity.

The Company remeasured its previously held equity interest in the entity at its April 2, 2012 fair value of $2.9 million. Based on the carrying value of the Company's equity interest in EPT before the business combination, the Company recognized a gain of $1.3 million. In addition, in prior reporting periods the Company recognized changes in the value of its equity interest in EPT related to translation adjustments in other comprehensive income. As required under the acquisition method of accounting, the $0.2 million recognized previously in other comprehensive income was reclassified and added in the calculation of the gain noted above.

The purchase price was allocated based on the fair values of all of the assets acquired and liabilities assumed. The sum of the purchase price of the additional 50% equity interest and the fair value of the equity interest in the investee held by the Company at the acquisition date exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $1.9 million, resulting in goodwill. EPT is part of the Company’s Contamination Control Solutions segment.

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

In performing these valuations, the Company used independent appraisals, discounted cash flows and other factors as the best evidence of fair value. The key underlying assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment required in these determinations. No assurance can be given that the underlying assumptions will occur as projected. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

3. INVENTORIES
Inventories consist of the following:

(In thousands)	September 28, 2013	December 31, 2012
Raw materials	$26,760	$27,720
Work-in process	13,374	10,242
Finished goods(a)	56,803	60,667
Supplies	489	515
Total inventories	$97,426	$99,144

(a)	Includes consignment inventories held by customers for $6.8 million and $5.2 million at September 28, 2013 and December 31, 2012, respectively.

4. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic—weighted common shares outstanding	138,904	137,453	139,061	137,119
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	578	1,046	627	1,128
Diluted—weighted common shares and common shares equivalent outstanding	139,482	138,499	139,688	138,247
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Shares excluded from calculations of diluted EPS	1,550	1,436	1,550	1,435
5. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at September 28, 2013 and December 31, 2012. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices are valuations that require inputs that are significant to the valuation and are unobservable.

	September 28, 2013				December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$59,992	$—	$59,992	$—	$59,980	$—	$59,980
Money market fund deposits	58,076	—	—	58,076	73,026	—	—	73,026
Short-term investments
Commercial paper	—	—	—	—	—	19,995	—	19,995
Total assets measured and recorded at fair value	$58,076	$59,992	$—	$118,068	$73,026	$79,975	$—	$153,001
Liabilities:
Foreign exchange forward contracts	$—	$784	$—	$784	$—	$4,603	$—	$4,603
Contingent consideration obligation	—	—	1,282	1,282	—	—	—	—
Total liabilities measured and recorded at fair value	$—	$784	$1,282	$2,066	$—	$4,603	$—	$4,603
The following table provides information about derivative positions held by the Company as of September 28, 2013 and December 31, 2012:

	September 28, 2013			December 31, 2012
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Derivatives	$1,031	$247	$784	$4,730	$127	$4,603

Gains and losses associated with derivatives are recorded in "Other expense (income), net" in the condensed consolidated statements of operations. (Losses) gains associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
(Losses) gains on forward currency contracts	$(784)	$1,002	$(5,212)	$(1,156)

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
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales
CCS	$105,150	$112,876	$323,745	$351,572
ME	42,520	54,421	132,521	139,691
SMD	16,915	17,152	50,933	56,822
Total net sales	$164,585	$184,449	$507,199	$548,085

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Segment profit
CCS	$25,044	$27,166	$75,703	$93,917
ME	8,635	16,771	27,324	30,823
SMD	2,001	2,112	6,117	11,184
Total segment profit	$35,680	$46,049	$109,144	$135,924

The following table reconciles total segment profit to operating income:

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total segment profit	$35,680	$46,049	$109,144	$135,924
Amortization of intangible assets	(2,343)	(2,389)	(6,989)	(7,259)
Contingent consideration fair value adjustment	1,813	—	1,813	—
Unallocated general and administrative expenses	(11,241)	(16,526)	(33,425)	(43,163)
Operating income	23,909	27,134	70,543	85,502
Other expense (income), net	963	1,441	(1,295)	636
Income before income taxes and equity in net income of affiliates	$22,946	$25,693	$71,838	$84,866

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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2013 end March 30, 2013, June 29, 2013, September 28, 2013 and December 31, 2013. Unaudited information for the three and nine months ended September 28, 2013 and September 29, 2012 and the financial position as of September 28, 2013 and December 31, 2012 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results for the Three Months and Nine Months Ended September 28, 2013
For the three months ended September 28, 2013, net sales decreased by $19.9 million, or 11%, to $164.6 million compared to $184.4 million for the three months ended September 29, 2012. Net sales for the first nine months of 2013 were $507.2 million, down 7% from $548.1 million in the comparable year-ago period. The year-over-year decline in net sales primarily reflected continued softness in semiconductor industry spending. The trends in the semiconductor industry remained mixed. Sequentially, overall demand from the Company's semiconductor industry customers softened. There was lower demand from leading edge fabs, aggregate fab utilization rates remained well below peak levels and semiconductor industry capital spending remains restrained.
The sales decrease for the three-month and nine-month periods ended September 28, 2013 included unfavorable foreign currency translation effects of $4.6 million and $12.4 million, respectively, primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales decreased 8% and 5% for the three-month and nine-month periods in 2013 when compared to the year-ago periods.
Primarily reflecting the year-over-year sales decrease, the Company reported a lower gross profit in the third quarter and first nine months of 2013 when compared to the comparable year-ago periods. The decrease in sales was the primary factor underlying the decline in gross profit. The Company’s gross margin rate for the third quarter was 42.6% compared to 44.4% in the year-ago period, while gross margin for the first nine months of 2013 was 42.4% compared to 44.0% in the comparable year-ago period. Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) declined 13% for the third quarter of 2013 when compared to the year-ago quarter. Operating costs for the first nine months of 2013 declined 6% compared to the first nine months of 2012, slightly offsetting the decrease in gross profit.
The Company’s year-to-date effective tax rate decreased to 24.9% in 2013, compared to 32.2% in 2012. The lower rate in 2013 reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates. The effective tax rate in 2013 also included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
The Company’s reporting segments experienced varied net sales and operating results for the three-month and nine-month periods as described in greater detail below.

As a result of the aforementioned factors, the Company reported net income of $17.8 million, or $0.13 per diluted share, for the quarter ended September 28, 2013 compared to net income of $18.0 million, or $0.13 per diluted share, in the quarter ended September 29, 2012. For the nine-month period ended September 28, 2013, net income was $54.0 million, or $0.39 per diluted share, compared to net income of $57.6 million, or $0.42 per diluted share, in the year-ago period.
During the nine-month period ended September 28, 2013, the Company’s operating activities provided net cash flow of $74.7 million. Capital expenditures were $49.0 million for the period. Cash and cash equivalents were $358.8 million at September 28, 2013 compared with cash and cash equivalents, and short-term investments of $350.4 million at December 31, 2012. The Company had no outstanding short-term or long-term debt at September 28, 2013 or December 31, 2012.
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

Three and Nine Months Ended September 28, 2013 Compared to Three and Nine Months Ended September 29, 2012 and Three Months Ended June 29, 2013
The following table compares operating results for the three months ended September 28, 2013 with results for the three months ended September 29, 2012 and June 29, 2013 and the nine months ended September 28, 2013 with the results for the nine months ended September 29, 2012, both in absolute dollars and as a percentage of net sales, for each caption.

	Three months ended						Nine months ended
(Dollars in thousands)	September 28, 2013		September 29, 2012		June 29, 2013		September 28, 2013		September 29, 2012
Net sales	$164,585	100.0%	$184,449	100.0%	$177,544	100.0%	$507,199	100.0%	$548,085	100.0%
Cost of sales	94,453	57.4	102,517	55.6	99,974	56.3	292,369	57.6	307,163	56.0
Gross profit	70,132	42.6	81,932	44.4	77,570	43.7	214,830	42.4	240,922	44.0
Selling, general and administrative expenses	31,746	19.3	39,095	21.2	35,397	19.9	99,564	19.6	110,132	20.1
Engineering, research and development expenses	13,947	8.5	13,314	7.2	13,427	7.6	39,547	7.8	38,029	6.9
Amortization of intangible assets	2,343	1.4	2,389	1.3	2,359	1.3	6,989	1.4	7,259	1.3
Contingent consideration fair value adjustment	(1,813)	(1.1)	—	—	—	—	(1,813)	(0.4)	—	—
Operating income	23,909	14.5	27,134	14.7	26,387	14.9	70,543	13.9	85,502	15.6
Other expense (income), net	963	0.6	1,441	0.8	(910)	(0.5)	(1,295)	(0.3)	636	0.1
Income before income taxes and equity in net income of affiliates	22,946	13.9	25,693	13.9	27,297	15.4	71,838	14.2	84,866	15.5
Income tax expense	5,139	3.1	7,656	4.2	7,516	4.2	17,853	3.5	27,300	5.0
Equity in net income of affiliates	—	—	—	—	—	—	—	—	(3)	—
Net income	$17,807	10.8%	$18,037	9.8%	$19,781	11.1%	$53,985	10.6%	$57,569	10.5%
Net sales For the three months ended September 28, 2013, net sales declined by $19.9 million, or 11%, to $164.6 million compared to $184.4 million for the three months ended September 29, 2012. Net sales for the first nine months of 2013 were $507.2 million, down 7% from $548.1 million in the comparable year-ago period. The year-over-year declines in net sales primarily reflected continued softness in semiconductor industry spending. Sequentially, overall demand from the Company's semiconductor industry customers softened. There was lower demand from leading edge fabs, aggregate fab utilization rates remained well below peak levels and semiconductor industry capital spending remains restrained.
The Company’s operating segments experienced varied sales results. See “Segment Analysis” included below in this section for additional detail.

Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products in the quarter ended September 28, 2013 decreased 8%, while sales of capital-driven products fell 12% compared to the year ago period. In the quarter ended September 28, 2013, sales of unit-driven products represented 67% and capital-driven products represented 33% of total sales. For the third quarter of 2012 and second quarter of 2013, this split was 66%/34% and 67%/33%, respectively.
The sales decreases for the three-month and nine-month periods ended September 28, 2013 included unfavorable foreign currency translation effects of $4.6 million and $12.4 million, respectively, primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales decreased 8% and 5% for the three-month and nine-month periods in 2013 when compared to the year-ago periods.
On a geographic basis, total sales in the third quarter of 2013 to North America were 29%, Asia (excluding Japan) 43%, Europe 14% and Japan 14% compared to prior year third quarter figures as follows: North America 30%, Asia (excluding Japan) 40%, Europe 12% and Japan 18%. Sales in North America, Asia and Japan fell 12%, 4% and 32%, respectively, while sales increased 1% in Europe in the third quarter of 2013 compared to a year ago. Slightly over one-half of the decrease in Japan sales was due to the fluctuation in exchange rates noted above.
On a sequential basis, net sales decreased 7% from $177.5 million in the second quarter of 2013 and reflected decreases of 7% in sales for both unit-driven and capital-driven products. On a geographic basis, net sales to Asia (excluding Japan), Japan, North America and Europe decreased 8%, 10%, 6% and 4%, respectively.
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
Gross profit Gross profit for the three months ended September 28, 2013 decreased to $70.1 million, down from $81.9 million for the three months ended September 29, 2012. For the first nine months of 2013, gross profit was $214.8 million, down from $240.9 million recorded in the first nine months of 2012. The year-over-year sales decreases primarily account for the declines in gross profit.

As a percentage of net sales, the gross margin rate for the third quarter of 2013 was 42.6% versus 44.4% for the third quarter of 2012. For the first nine months of 2013, the Company's gross margin rate was 42.4% compared to 44.0% for the comparable period a year ago. The lower comparative gross margin percentages are primarily due to the Company's lower sales levels.
On a sequential basis, gross profit decreased by $7.4 million to $70.1 million in the third quarter of 2013. The gross margin rate of 42.6% for the third quarter of 2013 declined from 43.7% in the second quarter of 2013. The gross profit and gross margin reductions primarily reflect the Company's lower sales levels.
Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were $31.7 million for the three months ended September 28, 2013, down 19% from the comparable three-month period a year earlier. Included in the three-month period in 2012 was a $3.9 million charge associated with compensation to which the Company’s current chief executive officer (CEO) was entitled in connection with the succession and transition plan. Employee costs, which comprises about two-thirds of overall SG&A expense, decreased $1.2 million. The decrease also reflected a decline in consulting and professional fees of $1.1 million.
For the first nine months of 2013, SG&A expenses decreased by $10.6 million, or 10% to $99.6 million compared to $110.1 million a year earlier. For the first nine months of 2013, SG&A costs, as a percent of net sales, decreased to 19.6% from 20.1% a year ago, reflecting the decrease in net sales. Employee costs, which make up approximately two-thirds of SG&A expenses, decreased by $2.0 million for the nine-month period. The decrease also reflected a decline in consulting and professional fees of $1.3 million. The year-over-year decrease also reflects the $3.9 million reduction in SG&A expense related to the 2012 CEO succession and transition plan noted above. Also accounting for the decrease in SG&A expenses for the first nine months of 2013 compared to the year-ago period is a $0.7 million reduction in SG&A expense during the second quarter of 2013 related to the sale of a building classified as an asset held for sale, consisting of the gain on sale thereof and an adjustment to the real estate tax accrual for the building.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $13.9 million in the three months ended September 28, 2013 compared to $13.3 million in the year-ago period. The $0.6 million increase in

ER&D expense was due to slightly higher employee costs. ER&D expenses increased 4% to $39.5 million in the first nine months of 2013 compared to $38.0 million in the year-ago nine-month period, also due to higher employee costs.

Contingent consideration fair value adjustment In the three months ended September 28, 2013, the Company recognized an acquisition-related contingent consideration adjustment of $1.8 million reflecting changes in the fair value of contingent consideration associated with the Jetalon acquisition described in note 2 in the Company’s condensed consolidated financial statements. This adjustment reflects changes in the revenue and gross profit forecasts for the three years ending December 31, 2015 and the estimated probability of achieving those projections.
Other expense (income), net Other expense, net was $1.0 million and other income, net was $1.3 million in the three-month and nine-month periods ended September 28, 2013, respectively, which are mainly due to foreign currency transaction losses or gains. The foreign currency transaction loss for the three-month and nine-month periods ended September 28, 2013 included a charge of $0.7 million associated with the realization of translation losses recorded upon the liquidation of the Company's UK subsidiary.

Other expense, net was $1.4 million in the three-month period ended September 29, 2012 mainly reflecting a $1.5 million loss from foreign currency transaction losses related to the remeasurement of yen-denominated assets and liabilities held by the Company. Other expense, net was $0.6 million in the nine-month period ended September 29, 2012, mainly reflecting $2.1 million of foreign currency transaction losses related to the remeasurement of yen-denominated assets and liabilities held by the Company. The loss was partially offset by a $1.5 million gain recorded in the second quarter related to the remeasurement of the previously held 50% equity investment in a Taiwan joint venture entity in which the Company’s acquired a 100% interest in April 2012.

Income tax expense The Company recorded income tax expense of $5.1 million and $17.9 million, respectively, in the three and nine months ended September 28, 2013 compared to income tax expense of $7.7 million and $27.3 million in the three and nine months ended September 29, 2012. The year-to-date effective tax rate was 24.9% in the 2013 period, compared to 32.2% in the 2012 period. The 2013 rate reflects a base rate of approximately 25.5% before the recognition of discrete tax items.

The lower rate in 2013 reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates. The effective tax rate in 2013 also included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law in 2013 and recorded by the Company in the first quarter of 2013.

In 2012, the Company's effective tax rate was lower than the U.S. statutory rate due to lower tax rates in certain of the Company's taxable jurisdictions.
Net income The Company recorded net income of $17.8 million, or $0.13 per diluted share, in the three-month period ended September 28, 2013 compared to net income of $18.0 million, or $0.13 per diluted share, in the three-month period ended September 29, 2012. For the nine months ended September 28, 2013, net income was $54.0 million, or $0.39 per diluted share, compared to net income of $57.6 million, or $0.42 per diluted share, in the comparable period a year ago. The reductions in net income and diluted earnings per share mainly reflect the Company's lower net sales and corresponding decreases in gross profit, offset partly by lower SG&A expenses and a lower effective tax rate.
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
Adjusted EBITDA decreased 22% to $31.6 million in the three-month period ended September 28, 2013, compared to $40.8 million in the three-month period ended September 29, 2012. Adjusted EBITDA, as a percent of net sales, decreased to 19.2% from 22.1% a year earlier. Adjusted Operating Income decreased 27% to $24.4 million in the three-month period ended September 28, 2013, compared to $33.5 million in the three-month period ended September 29, 2012. Adjusted Operating Income, as a percent of net sales, decreased to 14.8% from 18.1% a year earlier. Non-GAAP Earnings Per Share decreased 13% to $0.14 in the three-month period ended September 28, 2013, compared to $0.16 in the three-month period ended September 29, 2012.

Adjusted EBITDA decreased 17% to $97.5 million in the nine-month period ended September 28, 2013, compared to $117.6 million in the nine-month period ended September 29, 2012. Adjusted EBITDA, as a percent of net sales, decreased to 19.2% from 21.4% a year earlier. Adjusted Operating Income decreased 22% to $75.7 million in the nine-month period ended September 28, 2013, compared to $96.7 million in the nine-month period ended September 29, 2012. Adjusted Operating Income, as a percent of net sales, decreased to 14.9% from 17.6% a year earlier. Non-GAAP Earnings Per Share decreased 9% to $0.42 in the nine-month period ended September 28, 2013, compared to $0.46 in the nine-month period ended September 29, 2012.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 6 “Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reporting segments for the three and nine months ended September 28, 2013 and September 29, 2012, and the three months ended June 29, 2013.

	Three months ended			Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	June 29, 2013	September 28, 2013	September 29, 2012
Contamination Control Solutions
Net sales	$105,150	$112,876	$114,634	$323,745	$351,572
Segment profit	25,044	27,166	28,581	75,703	93,917
Microenvironments
Net sales	$42,520	$54,421	$45,869	$132,521	$139,691
Segment profit	8,635	16,771	9,364	27,324	30,823
Specialty Materials
Net sales	$16,915	$17,152	$17,041	$50,933	$56,822
Segment profit	2,001	2,112	1,900	6,117	11,184
Contamination Control Solutions (CCS)
For the third quarter of 2013, CCS net sales decreased 7% to $105.2 million, from $112.9 million in the comparable period last year. The decline included unfavorable foreign currency translation effects of $4.1 million, primarily related to weakness in the Japanese yen; excluding the unfavorable foreign currency translation effect, CCS sales fell 3%. The year-over-year sales decrease primarily reflected lower sales of liquid filtration products. Sales of fluid components and systems, and gas filtration products were flat. CCS reported a segment profit of $25.0 million in the third quarter of 2013, down 8% from $27.2 million in the year-ago period, due to the decrease in sales volume, a slightly unfavorable sales mix partially offset by a 5% decrease in operating expenses.

For the nine months ended September 28, 2013, CCS net sales decreased 8% to $323.7 million from $351.6 million in the comparable period last year. The decline included unfavorable foreign currency translation effects of $11.0 million, primarily related to weakness in the Japanese yen; excluding the unfavorable foreign currency translation effect, CCS sales for the first nine months of 2013 fell 5%. The year-to-date revenue decrease also was due to lower sales of all product groupings, most particularly fluid components and systems. For the nine months ended September 28, 2013, CCS reported a segment profit of $75.7 million compared to $93.9 million in the comparable year-ago period. The decrease in gross profit is associated with lower sales levels, an unfavorable sales mix and operating expense which remained flat to account for the decline.
Primarily due to lower sales of liquid filtration products, CCS sales were down 8% on a sequential basis from the second quarter of 2013. The decrease in the segment's gross profit is associated with lower sales levels and an unfavorable sales mix, partially offset by a 8% decrease in operating expenses, and accounts for the 12% decline in segment profit from $28.6 million in the second quarter to $25.0 million in the third quarter.
Microenvironments (ME)

For the third quarter of 2013, ME net sales decreased 22% to $42.5 million, from $54.4 million in the comparable period last year. The revenue decrease primarily reflected lower sales of 300mm wafer process and wafer shipper products. ME reported a segment profit of $8.6 million in the third quarter of 2013 compared to a $16.8 million segment profit in the year-ago period. The decrease in the segment's gross profit is associated with lower sales levels and a slightly unfavorable sales mix, partially offset by a 3% decrease in operating expenses.

For the nine months ended September 28, 2013, ME net sales decreased 5% to $132.5 million from $139.7 million in the comparable period last year. The year-to-date decrease in sales reflected lower sales of 300mm wafer process and wafer shipper products. ME reported a segment profit of $27.3 million in the first nine months of 2013 compared to a segment profit of $30.8 million in the year-ago period. The decrease in the segment's gross profit associated with lower sales levels and an unfavorable sales mix was partially offset by a 1% decrease in operating expense, accounting for the decrease in segment profit.

Sales were down 7% on a sequential basis from the second quarter of 2013, reflecting reduced sales of 300mm wafer process products. The decrease in the segment's gross profit associated with lower sales levels and an unfavorable sales mix was partially offset by a 10% decrease in operating expense levels, leading to a lower segment profit for the third quarter of 2013 compared to the second quarter.
Specialty Materials (SMD)
For the third quarter of 2013, SMD net sales decreased 1%, to $16.9 million, from $17.2 million in the comparable period last year. The sales decrease mainly reflected slightly lower demand for SMD’s high-margin specialty-coated products. SMD reported a segment profit of $2.0 million million in the third quarter of 2013, down 5%, compared to a segment profit of $2.1 million in the third quarter of 2012. The decline in sales, the negative effect of the change in sales mix, and operating expenses account for the nominal reduction in segment profit.

For the nine months ended September 28, 2013, SMD net sales decreased 10% to $50.9 million from $56.8 million in the comparable period last year. SMD reported a segment profit of $6.1 million for the nine months ended September 28, 2013, down 45%, compared to a segment profit of $11.2 million million for the year-ago period. The overall decline in sales, a slightly unfavorable sales mix and a 10% increase in operating expenses, mainly related to increased ER&D expenditures, account for the reduction in segment profit.
Sales and operating results both reflected only nominal changes on a sequential basis from the second quarter of 2013.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $11.2 million in the third quarter of 2013 compared to $16.5 million in the third quarter of 2012. For the nine months ended September 28, 2013, unallocated general and administrative expenses totaled $33.4 million compared to $43.2 million in the comparable period last year. Included in both the three-month and nine-month periods in 2012 is a $3.9 million charge associated with compensation to which the Company’s current chief executive officer was entitled in connection with the succession and transition plan noted above. Figures for the nine months ended September 28, 2013 included a $0.7 million reduction in unallocated general and administrative expenses related to the sale of a building classified as assets held for sale, consisting of the gain on sale thereof, and an adjustment to the real estate tax accrual for the building.
Liquidity and Capital Resources
Operating activities Cash flow provided by operating activities totaled $74.7 million in the nine months ended September 28, 2013. Cash generated by operating activities in the first nine-month period of 2013 was primarily the result of net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact of changes in operating assets and liabilities absorbed $18.1 million in operating cash flow, mainly reflecting increases in accounts receivable and inventories, and a decrease in accrued liabilities.
Accounts receivable increased by $12.7 million during the nine months ended September 28, 2013, and increased $16.7 million net of foreign currency translation adjustments. The change mainly reflects the Company’s days sales outstanding (DSO). The Company’s DSO was 59 days at September 28, 2013 compared to a historically-low 51 days at the beginning of the year.
Inventories at September 28, 2013 increased by $1.7 million during the nine months ended September 28, 2013, but decreased by $2.6 million after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory, during the first nine months of 2013. The increase reflects higher levels of work-in-process offset partly by reductions in the levels of raw materials and finished goods.
Accounts payable and accrued liabilities decreased $1.8 million during the nine months ended September 28, 2013, but were $1.0 million higher net of foreign currency translation adjustments. The decrease reflects the payment of fiscal year 2012 incentive compensation during the first quarter of 2013.
Working capital at September 28, 2013 was $493.4 million, compared to $486.1 million as of December 31, 2012, and included $358.8 million in cash and cash equivalents, compared to cash and cash equivalents and short-term investments of $350.4 million as of December 31, 2012.
Investing activities Cash flow used in investing activities totaled $35.7 million in the nine-month period ended September 28, 2013.
Acquisition of property and equipment totaled $49.0 million, which primarily reflected investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. As of September 28, 2013, the Company had outstanding capital purchase obligations of $16.1 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. The Company expects its capital expenditures in 2013 to be approximately $65 million, including expenditures to complete the Company’s 450mm technology center, and advanced membrane and manufacturing and development facility. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $85 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.
For the nine months ended September 28, 2013, the Company recorded proceeds of $20.0 million associated with the maturities of commercial paper classified as short-term investments as of December 31, 2012.
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
Financing activities Cash used in financing activities totaled $7.0 million during the nine-month period ended September 28, 2013, primarily reflecting the repurchase of the Company's common stock offset by proceeds received in connection with common shares issued under the Company’s employee stock purchase and stock option plans.
The Company received proceeds of $6.7 million in connection with common shares issued under the Company’s stock plans. These proceeds were offset by the purchase of shares of the Company’s common stock at a total cost of $14.8 million under the stock repurchase program authorized by the Company’s Board of Directors in 2012, as described below.

On December 12, 2012, the Board of Directors authorized a repurchase program covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program will expire in February 2014 unless it is terminated or extended. The initial pre-arranged stock trading plan was established on February 8, 2013 and expired August 19, 2013 and covered the repurchase of up to $30 million of the Company's common stock. The current pre-arranged stock trading plan was established on August 14, 2013 and will expire February 7, 2014 and will cover the repurchase of up to $36.2 million of the Company's common stock.
The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of September 28, 2013, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the revolving credit facility. Through September 28, 2013, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $12.2 million. There were no outstanding borrowings under these lines of credit at September 28, 2013.

At September 28, 2013, the Company’s shareholders’ equity was $734.1 million, up 6% from $694.8 million at the beginning of the year. The increase reflected net income of $54.0 million, additional paid-in capital of $5.9 million associated with the Company’s share-based compensation expense, $6.7 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, partially offset by the repurchase and retirement of its common stock of $14.8 million and foreign currency translation effects of $14.3 million, the latter of which is mainly associated with the weakening of the Japanese yen and Malaysian ringgit versus the U.S. dollar.
As of September 28, 2013, the Company’s sources of available funds were its cash and cash equivalents of $358.8 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.
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
The Company considers approximately $300 million of the undistributed earnings of its foreign subsidiaries as of September 28, 2013 to be indefinitely reinvested. As of September 28, 2013, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $150.1 million. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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
Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net income of affiliates, (2) income tax expense, (3) other expense (income), net, (4) amortization of intangible assets, (5) contingent consideration fair value adjustment, (6) charge associated with CEO succession and transition plan and (7) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) amortization of intangible assets, (2) contingent consideration fair value adjustment, (3) reclassification of cumulative translation adjustment associated with liquidated subsidiary, (4) charge associated with CEO succession and transition plan, (5) gain associated with equity investments and (6) the tax effect of that adjustment to net income.
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
Third, there is no assurance the Company will not have future restructuring activities, contingent consideration fair value adjustments, gains or losses on sale of equity investments, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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
Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$164,585	$184,449	$507,199	$548,085
Net income	$17,807	$18,037	$53,985	$57,569
Adjustments to net income
Equity in net income of affiliates	—	—	—	(3)
Income tax expense	5,139	7,656	17,853	27,300
Other expense (income), net	963	1,441	(1,295)	636
GAAP – Operating income	23,909	27,134	70,543	85,502
Amortization of intangible assets	2,343	2,389	6,989	7,259
Contingent consideration fair value adjustment	(1,813)	—	(1,813)	—
Charge associated with CEO succession and transition plan	—	3,928	—	3,928
Adjusted operating income	24,439	33,451	75,719	96,689
Depreciation	7,205	7,349	21,812	20,862
Adjusted EBITDA	$31,644	$40,800	$97,531	$117,551

Adjusted operating income – as a % of net sales	14.8%	18.1%	14.9%	17.6%
Adjusted EBITDA – as a % of net sales	19.2%	22.1%	19.2%	21.4%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Nine months ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$17,807	$18,037	$53,985	$57,569
Adjustments to net income
Amortization of intangible assets	2,343	2,389	6,989	7,259
Contingent consideration fair value adjustment	(1,813)	—	(1,813)	—
Reclassification of cumulative translation adjustment associated with liquidated subsidiary	739	—	739	—
Charge associated with CEO succession and transition plan	—	3,928	—	3,928
Gain associated with equity investments	—	—	—	(1,522)
Tax effect of adjustments to net income	(190)	(2,301)	(1,865)	(3,802)
Non-GAAP net income	$18,886	$22,053	$58,035	$63,432

Diluted earnings per common share	$0.13	$0.13	$0.39	$0.42
Effect of adjustments to net income	0.01	0.03	0.03	0.04
Diluted non-GAAP earnings per common share	$0.14	$0.16	$0.42	$0.46

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $2.3 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 28, 2013, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 28, 2013. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of September 28, 2013, its CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information concerning shares of the Company’s Common Stock $0.01 par value per share, purchased during the three months ended September 28, 2013:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 30 - August 3	219,078	$9.69	219,078	$40,398,685
August 4 - August 31	242,427	$9.32	242,427	$40,156,258
September 1-28	107,842	$9.82	107,842	$40,048,416
Total	569,347	$9.56	569,347	$40,048,416

(1)
On December 12, 2012, the Board of Directors authorized a repurchase program covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program will expire in February 2014 unless it is terminated or extended. The initial pre-arranged stock trading plan was established on February 8, 2013 and expired August 19, 2013 and covered the repurchase of up to $30.0 million of the registrant’s common stock. The current pre-arranged stock trading plan was established on August 14, 2013 and will expire February 7, 2014 and will cover the repurchase of up to $36.2 million of the registrant’s common stock.

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

ENTEGRIS, INC.

Date: October 24, 2013	/s/ Gregory B. Graves
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