Form 10-K
period 2013-12-31
ENTEGRIS INC
filed 2014-02-20
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 29, 2013, the last business day of registrant’s most recently completed second fiscal quarter, was $1,170,000,000. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of February 12, 2014, 138,735,596 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders scheduled to be held on May 7, 2014, or the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2014 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

ENTEGRIS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I
Item 1. Business.
THE COMPANY
Entegris, Inc., referred in this report as Entegris or the Company, is a worldwide developer, manufacturer and supplier of products and materials used in processing and manufacturing in the microelectronics and other high-technology industries. For the semiconductor industry, a subset of the microelectronics industry that constitutes the majority of our sales, our products maintain the purity and integrity of critical materials used in the semiconductor manufacturing process. For other high-technology applications, our products and materials are used to manufacture flat panel displays, light emitting diodes or “LEDs”, high-purity chemicals, such as photoresists, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.
The Company was incorporated in Delaware in March 2005 in connection with a strategic merger of equals transaction between Entegris, Inc., a Minnesota corporation (Entegris Minnesota), and Mykrolis Corporation, a Delaware corporation (Mykrolis). See OUR HISTORY below.
We offer a diverse product portfolio that includes approximately 17,000 standard and customized products that we believe provide the most comprehensive offering of products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Our products include both unit driven and capital expense driven products. Unit-driven and consumable products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Capital expense driven products rely on the expansion of manufacturing capacity to drive growth. Our unit-driven and consumable product class includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition (CVD) processes in semiconductor manufacturing. Our capital expense-driven products include our components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and our process carriers that protect the integrity of in-process wafers. Unit-driven and consumable products, including service revenue, accounted for approximately 66%, 66%, and 63% of our net sales for fiscal years 2013, 2012 and 2011, respectively, while capital expense-driven products accounted for approximately 34%, 34% and 37% of our net sales for the fiscal years 2013, 2012 and 2011, respectively.
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
Comprehensive and Diverse Product Offerings. The semiconductor manufacturing industry is driven by rapid technological changes and intense competition. We believe that semiconductor manufacturers are seeking process control suppliers who can provide a broad range of reliable, flexible and cost-effective products, as well as the technological and application design expertise necessary to deliver effective solutions. Our comprehensive product offering enables us to meet a broad range of customer needs and provide a single source of flexible product offerings for semiconductor device and capital equipment manufacturers as they seek to consolidate their supplier relationships to a smaller select group. In addition, we believe manufacturers of semiconductor tools are looking to their suppliers for subsystems that provide more integrated functionality and that seamlessly communicate with other equipment. We believe our offering of consumables and equipment, as well as our ability to integrate them, allows us to provide advanced subsystems. We believe our offering of consumables and equipment, as well as our ability to integrate them, responds to these needs.
Diversified Revenue Stream. We target a diversified revenue stream by balancing our sales of wafer transport and process carriers as well as component and subsystem equipment products with sales of our unit-driven and consumable products. Our unit-driven and consumable products provide a relatively more stable and recurring source of revenue in this cyclical industry. Our capital expense-driven products, which are generally dependent upon such factors as the construction and expansion of semiconductor manufacturing facilities and the retrofitting and renovation of existing semiconductor facilities, position us to benefit from increases in capital spending that are typically more subject to the volatility of industry cycles. In addition, we are applying our products and technologies to ancillary markets as described below.
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
Strategic Acquisitions, Partnerships and Related Transactions. We plan to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets and broaden our technological capabilities and product offerings. Our acquisition of Jetalon Solutions, Inc. in April 2013 is an example of this strategy. Jetalon Solutions reinforces our presence in the semiconductor industry by providing a group of new sensing and control products critical to front-end manufacturing processes based on technology that we did not previously have in our portfolio. Further, as the dynamics of the markets that we serve shift, we will reevaluate the ability of our existing businesses to provide value-added solutions to those markets in a manner that contributes to achieving our objectives; in the event that we conclude that a business is not able to do this, we expect to restructure or replace that business. The sale of our cleaning equipment business in 2008 is an example of this strategy. Finally, we are continuously evaluating opportunities for strategic alliances and joint development efforts with key customers and other industry leaders.
OUR SEGMENTS
We design, manufacture and market our products through three business segments: (i) our contamination control solutions segment, which offers a wide range of products that purify, monitor and deliver critical liquids and gases to the semiconductor manufacturing process and similar manufacturing processes, (ii) our microenvironments segment, which offers products to preserve the integrity of wafers, reticles and electronic components at various stages of transport, processing and storage and (iii) our specialty materials segment, which offers materials, components and services to a wide range of customers in the semiconductor industry and in adjacent and unrelated industries. Each segment has dedicated manufacturing resources, and is composed of product-focused business units. Each business segment has its own dedicated marketing and engineering, research and development resources. There follows a detailed description of our three segments:
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
We offer a wide variety of measurement and control products for high-purity and corrosive applications. For electronic measurement and control of liquids, we provide a complete line of pressure and flow measurement and control products as well as all-plastic capacitance sensors for leak detection, valve position, chemical level and other measurements. We also offer mechanical gauge pressure measurement products. The acquisition of Jetalon Solutions added metrology and sensor products that use refractive index technology to achieve greater precision in real-time chemical blending, which is increasingly critical in applications where minute variations of process fluid concentration levels can adversely impact manufacturing yields. In semiconductor manufacturing, Jetalon Solutions products monitor and control liquid concentrations in all wet processing areas including wafer surface preparation and cleaning, photolithography, CMP, post-CMP cleaning, and copper electroplating. In the biopharmaceutical market, these solutions are used in both upstream and downstream processing in applications such as real-time in-line concentration monitoring of media and buffer preparations. This is an area of increasing interest for biopharmaceutical applications given the growing trend from batch manufacturing to real-time or continuous manufacturing processes.
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
Gas Filtration Products. Our Wafergard®, Chambergard® and Waferpure® particle and molecular filtration products purify the gas entering the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce outgassing and improve corrosion resistance. Our Waferpure ® and Aeronex Gatekeeper® purifiers chemically react with and absorb contaminants, such as oxygen and water, to prevent contamination, and our ChamberGard ™ vent diffusers reduce particle contamination and processing cycle times. We offer a wide variety of gas purification products to meet the stringent requirements of semiconductor processing. Our Aeronex Gas Purification Systems contain dual-resin beds, providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers. Our product line also includes filter housings and hybrid media chemical air filters which purify air entering tool enclosures and remove airborne molecular contaminants.
MICROENVIRONMENTS
Our microenvironment products fall into three sub-categories, wafer and reticle handling products, wafer shipping products and data storage products.
Wafer and Reticle Handling Products. We are a global producer of wafer and reticle handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated semiconductor manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet a spectrum of industry standards and customers’ wafer handling needs including front opening unified pods or “FOUPs”, wafer transport and process carriers, standard mechanical interface or “SMIF” pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer process carriers in a variety of materials, including advanced polymeric materials, and in sizes ranging from 100 mm through 300 mm. In addition, we offer FOUPs for experimental 450 mm wafers.
We are also a global provider of mask and reticle handling products, including reticle SMIF pods for the protection of extremely valuable and contamination-sensitive lithography reticles. Through our Clarilite—branded product offerings, we are providing our customers with leading edge contamination control solutions.
Wafer Shipping Products. We are a global provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers or finished wafers shipped to back end processors. We lead the market with our extensive, high-volume line of Ultrapak ® and Crystalpak ® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150 and 200 mm wafers. We also offer a full-pitch, front-opening shipping box, or FOSB, for the transportation and automated interface of 300 mm wafers. We offer a complete shipping system, including both wafer shipping containers as well as secondary packaging that provides another level of protection for wafers. For experimental 450 mm wafers, we offer a Single Wafer Shipper, a Multi-Application Carrier, or MAC, and a front-opening unified pod, or FOUP.
We currently offer outsourcing programs for wafer and device transportation and protection for both wafer manufacturing and wafer handling products. Our services include product cleaning, certified re-use services for shipping products, on-site and off-site product maintenance and optimization, and end-of-life recycling for our wafer, device and disk-handling products. Re-use services can be customized depending on the customer’s needs to provide product cleaning, logistics, recovery, certification and supply solutions for our products.

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
Poco Graphite Products. These products are made from specialized graphite or silicon carbide. Our Poco Graphite products sold to the semiconductor industry are used for critical components for semiconductor manufacturing equipment at various stages of the semiconductor manufacturing process including CVD, where our expendable graphite chamber liners and shower heads are critical components used in the CVD chamber; dry or plasma etch, where our consumable graphite components deliver, baffle and confine the process gases during the etch process; and ion implant, where our consumable graphite components are critical elements of ion implantation equipment. In addition, our POCO® high-quality graphite is used to make precision consumable electrodes for electrical discharge machining, a non-contact precision thermoelectric machining process for hard and exotic metals and other materials. Poco Graphite also manufactures a number of graphite hot glass contact materials for use in the manufacture of glass containers. Finally, Poco Graphite manufactures a number of graphite consumable products for various industrial applications including bushings and thrust washers for aerospace applications, substrates for industrial print heads, components for scan heads in industrial optical applications, cathodes for fuel cells and materials to manufacturers of artificial heart valves for human implantation.
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

Our most significant customers based on sales in 2013 include leading device makers such as Micron Technology, Inc., Samsung Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co. Ltd. and United Microelectronics Corporation (UMC), leading OEM companies such as Applied Materials, Inc., ASML Holding N.V. Dainippon Screen Mfg. Co., Ltd. (DNS), Lam Research Corporation and Tokyo Electron Ltd. and leading wafer grower companies such as MEMC Electronic Materials, Inc., Shin-Etsu Chemical Co. Ltd., Siltronic AG and SUMCO Oregon Corp. We also sell our products to flat panel display OEMs, materials suppliers and end users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.
In our other high-technology markets, our customers include manufacturers and suppliers in the solar and life science industries and, for our Poco Graphite products, electrical discharge machining customers, glass container manufacturers, aerospace manufacturers and manufacturers of biomedical implantation devices.
In 2013, 2012 and 2011, net sales to our top ten customers accounted for approximately 34%, 36% and 29%, respectively, of our net sales. During those same periods no single customer accounted for more than 10% of our net sales and international net sales represented 71%, 69% and 71%, respectively, of our net sales in 2013, 2012 and 2011. Over 2,400 customers purchased products from us during 2013.
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
SALES AND MARKETING
We sell our products worldwide, primarily through our direct sales force and strategic distributors located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2013, our sales and marketing force consisted of approximately 435 employees worldwide. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.
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
• customer service and support;
We believe that we compete favorably with respect to all of the factors listed above, but we cannot assure you that we will continue to do so. We believe that our key competitive strengths include our broad product line, the low total cost of ownership of our products, our ability to provide our customers with quick order fulfillment and our technical expertise. However, our competitive position varies depending on the market segment and specific product areas within these segments. While we have longstanding relationships with a number of semiconductor and other electronic device manufacturers, we also face significant competition from companies that also have longstanding relationships with other semiconductor and electronic device manufacturers and, as a result, have been able to have their products specified by those customers for use in manufacturers’ fabrication facilities. In the markets for our consumable products, we believe that our differentiated membrane and materials management technologies, our strong supply chain capabilities that allow us to provide our customers with quick order fulfillment, and our technical expertise, which enables us to develop membranes to meet specific customer needs and assist our customers in improving the functionality of our membranes for particular applications, allow us to compete favorably. In these markets our competitors compete against us on the basis of price, as well as alternative membrane technology having different functionality, manufacturing capabilities and breadth of geographic presence.
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
ENGINEERING, RESEARCH AND DEVELOPMENT
Our aggregate engineering, research and development expenses in 2013, 2012 and 2011 were $55.3 million, $50.9 million and $48.0 million, respectively. As of December 31, 2013, we had approximately 270 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect to products incorporating externally owned technologies when we believe it is in our long-term interests to do so.
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
Key elements of our engineering, research and development expenditures over the past three years have included the development of new product platforms to meet the manufacturing needs for 45, 32, 28 and 20 nanometer and smaller semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes and more demanding platforms for contamination control for 300 mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) and EUV photolithography, and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. Additional investments were made in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes, including the development of a manufacturing capability for the production of Single Wafer Carriers, Multi Application Carriers and FOUPs for the next generation 450 mm wafers. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our engineering, research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), an association of semiconductor equipment suppliers, and leading industry consortia, such as the Interuniversity Microelectronics Centre (IMEC) and Semiconductor Manufacturing Technology (SEMATECH), including its Global 450 Consortium (G450C). For example, we have participated with SEMI to develop specifications and with a major customer to develop wafer handling products for 450 mm wafers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.
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

•
Compression Molding. In compression molding, thermoset polymers are processed. Today, we use this manufacturing process primarily for manufacturing integrated flow controllers and valves market. We use the same expertise as in injection molding to assure a consistently produced precision product.

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
PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS
We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of February 18, 2014 our patent portfolio included 280 current U.S. patents, 805 current foreign patents, including counterparts to U.S. filings, 119 pending U.S. patent applications, 23 pending filings under the Patent Cooperation Treaty not yet nationalized and 320 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, we do not consider any particular license to be material to our business. We also license our technology to third parties from time to time and, in particular, as required for our patented technology to be designated as the standard by SEMI or other standard setting organizations within the semiconductor industry.
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
EMPLOYEES
As of December 31, 2013, we had approximately 2,800, full-time employees, as well as approximately 400 temporary and part-time employees. Approximately 270 of our full-time employees work in engineering, research and development and approximately 435 work in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.
None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain European countries.
INFORMATION ABOUT OUR OPERATING SEGMENTS
Our financial reporting segments are Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis below for a discussion of revenue and segment profitability with respect to each of these reporting segments, which discussion is incorporated herein by reference. Further, in 2013, 2012 and 2011 approximately 71%, 69% and 71%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is also discussed in Note 16 to the Entegris, Inc. Consolidated Financial Statements (the “Financial Statements”) included in response to Item 8 below, which Note is incorporated herein by reference.
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
On August 11, 2008, we acquired Poco Graphite, Inc. (Poco Graphite), a privately held company based in Decatur, Texas, which augmented our base of business in the semiconductor industry and expanded our materials science capabilities to include graphite and silicon carbide. On April 1, 2013, we acquired the business and assets of Jetalon Solutions, Inc., a privately held California corporation, to add metrology and refractive index concentration sensing technology to our technology portfolio.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list, as of December 31, 2013, of our Executive Officers. All of the Corporate Officers listed below were elected to serve until the first Directors Meeting following the 2014 Annual Stockholders Meeting. All of the Other Executive Officers Listed below were appointed to their current positions by Corporate Officers.

Name	Age	Office	First Appointed To Office*
CORPORATE OFFICERS
Bertrand Loy	48	President & Chief Executive Officer	2001
Gregory B. Graves	53	Executive Vice President, Chief Financial Officer & Treasurer	2002
Peter W. Walcott	67	Senior Vice President, Secretary & General Counsel	2001
John J. Murphy	61	Senior Vice President, Human Resources	2005
OTHER EXECUTIVE OFFICERS
Todd Edlund	51	Vice President, General Manager, Contamination Control Solutions Division	2007
Gregory C. Morris	57	Chief Commercial Officer	2008
Michael D. Sauer	48	Vice President, Controller & Chief Accounting Officer	2011
William Shaner	46	Vice President, General Manager, Microenvironments Division	2007
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
John J. Murphy joined us as our Senior Vice President, Human Resources in October 2005. He served as the Senior Vice President Human Resources of HNTB, an engineering and architectural services firm, from February 2004 until October 2005 and as Corporate Vice President, Human Resources of Cadence Design Systems, Inc. from May 2000 through October 2003. Prior to that Mr. Murphy held senior human resources positions with Williams Companies L.M. Ericsson Telephone Company and General Electric Company.
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
Gregory C. Morris has been our Chief Commercial Officer since of 2012; prior to that he served as Vice President, General Manager, Global Field Operations since 2008. Mr. Morris was our North American Regional Sales Director from 2007 until 2008, and the head of our Finished Electronics Products group from 2005 until 2007. Mr. Morris was President of the Entegris Minnesota Data Storage Business Unit from 2003-2005. From 2000 to 2003 Mr. Morris acted as General Manager of a wholly-owned subsidiary of Entegris Minnesota. Prior to 2000, Mr. Morris held a variety of positions with our predecessor companies since 1992.
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
Our ability to increase sales of our products, particularly our capital equipment products, depends in part upon our ability to ramp up the use of our manufacturing capacity for such products in a timely manner and to quickly mobilize our supply chain. In order to meet the demands of our customers, we may be required to ramp up our manufacturing capacity in as little as a few months. If we are unable to expand our manufacturing capacity on a timely basis or manage such expansion effectively, our customers could seek such products from other suppliers, and our market share could be reduced. Because demand shifts in the semiconductor industry are rapid and difficult to foresee, we may not be able to increase capacity quickly enough to respond to any such increase in demand.
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
We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have a significant impact on our operating results. Our top ten customers accounted for 34%, 36% and 29%, of our net sales in 2013, 2012 and 2011, respectively. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our net sales and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. The semiconductor industry is currently undergoing consolidation with a number of major firms merging or being acquired. If any of our customers merge or are acquired, we may experience lower overall sales from the merged or surviving companies. Because one of our strategies has been to develop long-term relationships with key customers in the product areas in which we focus, and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.
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
The broad adoption of 300 mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made and expect to make in the future substantial investments in our 300 mm wafer shipping products, but there is no guarantee that our customers will adopt our 300 mm wafer shipping product lines. Sales of our shipping products for these applications has to date been and could continue in the future to be modest, and we might not recover our development costs.
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

In the semiconductor market, the first company to introduce an innovative product meeting an identified customer need often will have a significant advantage over offerings of competitive products. For this reason we may make significant capital investments in technology and manufacturing capacity in advance of future business developing and without any commitment from our customers to purchase products manufactured as a result of these investments. For example, we have made significant capital investments to develop the capability to manufacture shippers and FOUPs for 450 mm wafers, however, the size and timing of the development of the market for 450 mm wafer shippers and FOUPs remains uncertain. Major semiconductor manufacturers have delayed the implementation of 450 mm manufacturing while others have announced that they would not initiate 450 mm manufacturing until after 2020, so we cannot assure you that we will be able to successfully sell significant quantities of our 450 mm shipper and FOUP products or realize a return on our investment in the near term or ever. If we are unable to achieve broad market acceptance for these products or if a competitive product is preferred by our customers, we may not be able to recoup our investment, we may lose market share and our revenue and profitability may decline.
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
Prices for polymers can vary widely. In a volatile oil price environment, some suppliers have added and may in the future add surcharges to the prices of the polymers we purchase. While we have long-term arrangements with certain key suppliers of polymers that fix our price for purchases up to specified quantities, if our polymer requirements exceed the quantities specified, we could be exposed to higher material costs. If the cost of polymers increases and we are unable to correspondingly increase the sales price of our products, our profit margins will decline.
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
The Membrane Manufacturing and Supply Transition Agreement (the “Membrane Agreement”) between us and EMD Millipore Corporation, dated November 22, 2013, provides that our lease of space in Millipore’s Bedford, Massachusetts facility and our right to use certain manufacturing equipment owned by Millipore expires on June 30, 2015. While we have purchased a building in Bedford, MA to house these membrane manufacturing operations, outfitting of this new building to become a functioning membrane manufacturing plant will require significant lead time and capital investment. In addition, the transition of membrane manufacturing operations to this new facility, which will also consolidate certain other existing operations in Massachusetts, will be complex and time consuming. In addition, our current membrane manufacturing is operating at capacity. Consequently, delays in completion of our new membrane manufacturing facility, construction or installation of the equipment to be used therein or obtaining necessary utilities or a failure to execute the transition of our membrane manufacturing operations effectively and expeditiously might disrupt our manufacture of membrane, exacerbate our capacity constraints and result in a loss of customers or exposure to warranty, product liability claims and breach of contract claims.
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
We make significant cash expenditures to engineer, research, develop and market new products. For example, we incurred $55.3 million, $50.9 million and $48.0 million of engineering, research and development expense in 2013, 2012 and 2011, respectively. The development period for a product can be very long. Following development, it may take a number of years for sales of that product to reach a substantial level, if ever. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our profitability could decline and our prospects could be harmed. For example, as noted above, while we have made significant capital investments to develop the capability to manufacture shippers and FOUPs for 450 mm wafers, the size and timing of the development of the market for 450 mm wafer shippers and FOUPs remains uncertain. Major semiconductor manufacturers have delayed the implementation of 450 mm manufacturing while others have announced that they would not initiate 450 mm manufacturing until after 2020, so we cannot assure you that we will be able to successfully sell significant quantities of our 450 mm shipper and FOUP products or realize a return on our investment in the near term or ever.
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
Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families. We rely, in part, on patent, trade secret and trademark law to protect that technology. We routinely enter into confidentiality agreements with our employees and with third parties.. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. We have obtained a number of patents relating to our products and have filed applications for additional patents. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. In addition, if we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue. Furthermore, there can be no assurance that third parties will not design around our patents.
Protection of our intellectual property rights has in the past resulted and may continue to result in costly litigation.
We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, in January 2011 we settled multiple patent litigations with Pall Corporation. We prosecuted and defended these cases vigorously and incurred substantial costs in pursuing them. It may become necessary for us to initiate other costly patent litigation against this or other competitors in order to protect and/or perfect our intellectual property rights. We cannot predict how any existing or future litigation will be resolved or what their impact will be on us.
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
Sales to customers outside the United States accounted for approximately 71%, 69% and 71%, respectively, of our net sales in 2013, 2012 and 2011. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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
We will lose sales if we are unable to obtain government authorization to export certain of our products or to import certain of our products into foreign markets, and we would be subject to legal and regulatory consequences if we do not comply with applicable export and import control laws and regulations.
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
In addition, certain countries require import and other special licenses in order for certain of our products to be imported into or sold in that country. Our inability to satisfy these requirements in a timely manner has in the past, and may continue to, prevent us from meeting our customers’ expectations in these countries and to lose sales.
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
Volatility in the global economy could adversely affect our results.
Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of sovereign debt and declining valuation of certain investments, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, and uncertainty about economic stability. During 2008 and 2009, these conditions had a significant adverse impact on our industry and financial condition and results of operations. There may be further changes in the global economy, which could lead to further challenges in our business and negatively impact our financial results. Tightness of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in European or global financial markets and adverse economic conditions and the effects they may have on our business and financial condition. If uncertain economic conditions return or deteriorate, our business and results of operations could be further materially and adversely affected.
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
Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war or natural catastrophes such as the March 2011 earthquake and tsunami in Japan and the June 2012 wildfires in Colorado Springs, Colorado, may affect the markets in which we operate or our operations and hurt our ability to manufacture products and our profitability.
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
The price of our common stock has been volatile in the past and may be volatile in the future. While in 2013 the closing price of our stock on The NASDAQ Global Select Market (“NASDAQ”) ranged from a low of $8.98 to a high of $11.59, in 2012 and 2011 the price of our common stock showed greater volatility: in 2012 the closing price of our stock on NASDAQ ranged from a low of $7.48 to a high of $9.90 and in 2011 the closing price of our stock on NASDAQ ranged from a low of $6.11 to a high of $10.44.
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
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future, identify material weaknesses in internal control over financial reporting. Each of these past material weaknesses represented a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected.
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
Risks Related to the Pending Merger with ATMI, Inc.
Failure to complete our pending merger with ATMI, Inc. (ATMI) could have a materially adverse effect on our financial condition and results and could negatively impact our stock price.
On February 4, 2014, we entered into an agreement and plan of merger pursuant to which we agreed to acquire ATMI. We will incur significant transaction costs relating to the merger, including legal, accounting, financial advisory, regulatory and other expenses. In general, these expenses are payable by us whether or not the merger is completed. If the merger is not completed under specific circumstances provided in the agreement and plan of merger, we may be required to pay ATMI a termination fee of $100 million. The payment of such transaction costs or termination fees could have an adverse effect on our financial condition, results of operations or cash flows. In addition, we could be subject to litigation in the event the merger is not consummated, which could subject us to significant liability for damages and result in the incurrence of substantial legal fees. The current market price of our stock may reflect an assumption that the pending merger will occur and failure to complete the merger could result in a decline in our stock price.
A putative class action lawsuit has been filed on behalf of ATMI's stockholders relating to the pending merger which names us and our subsidiary, Atomic Merger Corporation, as defendants. If these actions or similar actions that may be brought are successful, the merger with ATMI could be delayed or prevented.
In order to close the merger with ATMI we will need to incur a significant level of debt that could have important consequences for our business and any investment in our securities.
On February 4, 2014, we also entered into a debt commitment letter with Goldman Sachs Bank USA (“Goldman Sachs”), pursuant to which, Goldman Sachs has agreed to provide the financing necessary to consummate the merger and provide ongoing liquidity for the Company. This financing is comprised of the following elements: a senior secured term loan facility in the aggregate principal amount of $460 million; senior unsecured notes in the aggregate principal amount of $360 million intended to be issued in an underwritten offering; and a senior secured asset-backed revolving credit facility in the aggregate principal amount of $85 million. This indebtedness could have important consequences for our business and any investment in our securities, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of increased interest rates if the closing of the merger or the underwritten offering of the senior unsecured notes is delayed;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

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
We lease approximately 4,200 square feet of manufacturing space in a facility located at 80 Ashby Road, Bedford, Massachusetts owned by EMD Millipore Corporation pursuant to a Membrane Manufacturing and Supply Transition Agreement that expires June 30, 2015. We also lease approximately 13,000 square feet of research and development and manufacturing office space located in San Diego, California, approximately 12,000 square feet of office, research and development and manufacturing space located in Fridley, Minnesota and approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, Massachusetts.
In addition, we lease an aggregate of approximately 16,000 square feet of office, research and development and manufacturing space in three buildings located in Burlington, Massachusetts which currently houses our specialty coatings business. These leases are for extended terms expiring March 31, 2014. In 2012, we purchased real property in Bedford, Massachusetts, and we are in the process of building infrastructure upgrades and facilities at that property. When this facility is complete, our specialty coatings business will relocate to that facility. During 2011, we opened a new manufacturing facility in 20,000 square feet of leased space in Hsinchu, Taiwan for use by our Contamination Control Solutions Division.
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
Item 3. Legal Proceedings.
During fiscal 2013 we were not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, from time to time the Company may be a party to litigation involving claims against the Company arising in the ordinary course of our business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our financial statements.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders:
Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ Global Select Market under the symbol “ENTG”. The following table sets forth the high and low sales prices of the Company shares for each full quarterly period during 2013 and 2012. As of February 12, 2014 there were 1,293 shareholders of record. On February 12, 2014, the last sale price reported on the Nasdaq Global Select Market for our common stock was $11.74 per share.

	2013		2012
	Low	High	Low	High
First quarter	$8.96	$10.18	$8.56	$10.18
Second quarter	$8.89	$10.52	$7.45	$9.52
Third quarter	$8.97	$10.64	$7.62	$9.35
Fourth quarter	$9.87	$11.65	$7.50	$9.35
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
Issuer Sales of Unregistered Securities During the Past Three Years:
None
Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2008 through December 31, 2013 with cumulative total return of (1) The NASDAQ Composite Index (NASDAQ), and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading December 31, 2008 in Entegris, Inc. common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Entegris, Inc.	$100.00	$241.10	$341.10	$398.63	$419.18	$529.22
NASDAQ Composite	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
Philadelphia Semiconductor Index	$100.00	$172.51	$244.56	$219.19	$235.12	$333.50
Issuer Purchases of Equity Securities:

On December 12, 2012, the Board of Directors authorized a repurchase program covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program will expire in February 2014 unless it is terminated or extended. The current pre-arranged stock trading plan was established on August 14, 2013 and expired February 7, 2014 and covered the repurchase of up to $36.2 million of the registrant’s common stock.
The following table provides information concerning shares of the Company’s Common Stock $0.01 par value per share, purchased during the three months ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	67,015	$9.98	67,015	$39,379,692
November	—	—	—	$39,379,692
December	—	—	—	$39,379,692
Total	67,015	$9.98	67,015	$39,379,692

Item 6. Selected Financial Data.
The table that follows presents selected financial data for each of the last five fiscal years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2013 and 2012 and for the fiscal years ended December 31, 2013, 2012 and 2011 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

(In thousands, except per share amounts)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Operating Results
Net sales	$693,459	$715,903	$749,259	$688,416	$398,644
Gross profit	294,214	307,383	325,930	310,643	137,812
Selling, general and administrative expenses	137,123	147,405	140,847	147,051	117,001
Engineering, research and development expenses	55,320	50,940	47,980	43,934	35,039
Amortization of intangible assets	9,347	9,594	10,225	13,231	19,237
Contingent consideration fair value adjustment	(1,813)	—	—	—	—
Restructuring charges	—	—	—	—	15,463
Operating profit (loss)	94,237	99,444	126,878	106,427	(48,928)
Income (loss) before income taxes and equity in affiliate net income (loss)	96,195	99,703	127,964	101,481	(59,888)
Income tax expense (benefit)	21,669	30,881	4,217	15,006	(2,996)
Net income (loss)	74,526	68,825	124,246	85,122	(57,759)
Net income (loss) attributable to Entegris, Inc.	74,526	68,825	123,846	84,356	(57,721)
Earnings Per Share Data
Diluted earnings (loss) per share – continuing operations	$0.53	$0.50	$0.91	$0.63	$(0.49)
Weighted average shares outstanding – diluted	139,618	138,412	136,223	133,174	117,321
Operating Ratios – % of net sales
Gross profit	42.4%	42.9%	43.5%	45.1%	34.6%
Selling, general and administrative expenses	19.8	20.6	18.8	21.4	29.3
Engineering, research and development expenses	8.0	7.1	6.4	6.4	8.8
Amortization of intangible assets	1.3	1.3	1.4	1.9	4.8
Contingent consideration fair value adjustment	(0.3)	—	—	—	—
Restructuring charges	—	—	—	—	3.9
Operating profit (loss)	13.6	13.9	16.9	15.5	(12.3)
Income (loss) before income taxes and equity in affiliate net income (loss)	13.9	13.9	17.1	14.7	(15.0)
Effective tax rate	22.5	31.0	3.3	14.8	5.0
Net income (loss) attributable to Entegris, Inc.	10.7	9.6	16.5	12.3	(14.5)
Cash Flow Statement Data
Depreciation and amortization	$38,815	$37,607	$37,064	$41,198	$50,127
Capital expenditures	60,360	49,929	30,267	16,794	13,162
Net cash provided by operating activities	109,402	115,162	157,286	140,898	4,193
Net cash used in investing activities	(47,029)	(72,467)	(28,431)	(11,985)	(9,843)
Net cash (used in) provided by financing activities	(3,895)	10,890	10,864	(65,709)	(40,690)
Balance Sheet and Other Data
Current assets	$612,305	$579,324	$502,999	$387,091	$267,458
Current liabilities	97,585	93,263	92,594	107,634	73,910
Working capital	514,720	486,061	410,405	279,457	193,548
Current ratio	6.27	6.21	5.43	3.60	3.62
Long-term debt	—	—	—	—	52,492
Shareholders’ equity	756,843	694,799	608,238	459,619	346,192
Total assets	875,294	811,544	724,663	601,385	504,672
Return on average shareholders’ equity – %	10.3%	10.6%	23.2%	20.9%	(16.9)%
Shares outstanding at end of period	138,734	138,458	135,821	132,901	130,043
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
Cautionary Statements
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” will,” “would,” “could,” “should” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limitation, the risks described under Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013 under the headings “Risks Relating to our Business and Industry,” “Manufacturing Risks,” “International Risks” and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission. Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.
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

Overall Summary of Financial Results for the Year Ended December 31, 2013
The Company’s financial results for 2013 reflected continued softness in semiconductor industry spending, though the Company experienced growth and signs of stabilization in the fourth quarter. In line with industry data, overall demand from the Company's semiconductor industry customers reflected lower demand from leading edge fabs, aggregate fab utilization rates remained well below peak levels and semiconductor industry capital spending remained restrained. Total net sales for the year ended December 31, 2013 were $693.5 million, down $22.4 million, or 3%, from sales of $715.9 million for the year ended December 31, 2012.
The sales decrease in 2013 included unfavorable foreign currency translation effects of $18.6 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Japanese yen. Excluding this factor, net sales fell approximately 1% in 2013 when compared to 2012.
The year-over-year sales decrease, along with a slightly unfavorable sales mix, accounted for lower gross profits in 2013. These factors, along with lower levels of factory utilization, underlie the gross margin rate for 2013 of 42.4% compared to 42.9% a year ago.
Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D) costs, decreased 3% for the year ended December 31, 2013 when compared to the year-ago period. Included in SG&A for the year ended December 31, 2012 was a $3.9 million charge associated with a CEO succession and transition plan.
The Company’s effective tax rate was 22.5% in 2013 compared to 31.0% in 2012. The lower rate in 2013 reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates and also included a $1.7 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
The Company’s reporting segments experienced varied net sales and operating results as described in greater detail below.
As a result of the aforementioned factors, net income for 2013 was $74.5 million, or $0.53 per diluted share, compared to net income of $68.8 million, or $0.50 per diluted share, in 2012.
During 2013, the Company’s operating activities provided cash flow of $109.4 million. Capital expenditures were $60.4 million for 2013. Cash, cash equivalents and short-term investments were $384.4 million at December 31, 2013 compared with $350.4 million at December 31, 2012. The Company had no outstanding short-term bank borrowings or long-term debt at December 31, 2013.
Subsequent Event

On February 4, 2014, the Company announced that it will acquire ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.2 billion in cash pursuant to an Agreement and Plan of Merger with ATMI. ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Excluding ATMI's Life Sciences business, which ATMI agreed to sell to a third party on December 22, 2013, ATMI’s sales for the year ended December 31, 2013 were approximately $361 million. The transaction is expected to close in the second quarter of 2014. See note 18 to the consolidated financial statements for more information concerning the merger.

On February 4, 2014, the Company entered into a debt commitment letter with Goldman Sachs Bank USA to provide the Company with the financing necessary to complete the merger and provide ongoing liquidity for the Company. See note 18 to the consolidated financial statements for more information concerning this debt commitment letter.

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
The Company provides an allowance for doubtful accounts for all individual receivables judged to be unlikely for collection. In addition, for all other accounts receivable, the Company records an allowance for doubtful accounts based on a combination of factors. Specifically, management considers the age of receivable balances, historical bad debt write-off experience and current economic circumstances. The Company’s allowance for doubtful accounts was $1.8 million and $2.3 million at December 31, 2013 and 2012, respectively. The decrease in 2013 primarily reflects the reversal of the recording of allowances for specific individual receivables.
An allowance for sales returns and allowances is established based on historical and current trends in both sales and product returns. At December 31, 2013 and 2012, the Company’s reserve for sales returns and allowances was $0.7 million and $1.2 million, respectively. The decrease in 2013 primarily reflects changes in the underlying variables of the Company’s determination of its sales return allowances.
Inventory Valuation The Company uses certain estimates and judgments to properly value its inventory. The Company’s inventories are recorded at the lower of cost or market. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and historical and projected sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $6.6 million and $5.7 million at December 31, 2013 and 2012, respectively.
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
Impairment of Long-Lived Assets As of December 31, 2013, the Company had $186.4 million of net property, plant and equipment and $43.5 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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
If such indicators are present, it is determined whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than its carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the assets in the group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset groups determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the fair value attributable to the asset group is less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated or amortized over the remaining estimated useful life of the assets.
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
Based on current general economic conditions and trends within the semiconductor industry and the absence of any other triggering events, the Company has not been required to perform impairment testing for any of its asset groups. The Company will continue to monitor circumstances and events to determine whether asset impairment testing is warranted. It is possible that in the future the Company may no longer be able to conclude that there is no impairment of its long-lived assets, nor can the Company provide assurance that material impairment charges of long-lived assets will not occur in future periods.
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
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income.
The Company has deferred tax assets related to certain federal and state credit carryforwards, and certain state and foreign net operating loss carryforwards of $6.8 million and $5.8 million as of December 31, 2013 and December, 31 2012, respectively. Management believes it is more likely than not that the benefit from a portion of these carryforwards will not be realized. In recognition of this risk, the Company provided a valuation allowance of $5.4 million and $5.0 million as of December 31, 2013 and December 31, 2012, respectively, relating to these carryforwards. If the Company’s assumptions change and it determines it will be able to realize these carryforwards, the tax benefits relating to any reversal of the valuation allowance on the deferred tax assets will be recognized as a reduction of income tax expense.
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
Results of Operations
Year ended December 31, 2013 compared to year ended December 31, 2012
The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the years ended December 31, 2013 and 2012. The Company’s historical financial data was derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Dollars in thousands)	2013		2012
		% of net sales		% of net sales
Net sales	$693,459	100.0%	$715,903	100.0%
Cost of sales	399,245	57.6	408,520	57.1
Gross profit	294,214	42.4	307,383	42.9
Selling, general and administrative expenses	137,123	19.8	147,405	20.6
Engineering, research and development expenses	55,320	8.0	50,940	7.1
Amortization of intangible assets	9,347	1.3	9,594	1.3
Contingent consideration fair value adjustment	(1,813)	(0.3)	—	—
Operating income	94,237	13.6	99,444	13.9
Other income, net	(1,958)	(0.3)	(259)	—
Income before income taxes and equity in net loss of affiliates	96,195	13.9	99,703	13.9
Income tax expense	21,669	3.1	30,881	4.3
Equity in net income of affiliates	—	—	(3)	—
Net income	$74,526	10.7	$68,825	9.6
Net sales For the year ended December 31, 2013, net sales were $693.5 million, down $22.4 million, or 3%, from sales for the year ended December 31, 2012. The year-over-year declines in net sales primarily reflected continued softness in semiconductor industry spending, though the Company experienced growth and signs of stabilization in the fourth quarter, and changes in foreign currency rates. In line with industry data, overall demand from the Company's semiconductor industry customers for 2013 reflected lower demand from leading edge fabs, aggregate fab utilization rates remained well below peak levels and semiconductor industry capital spending remained restrained. The Company’s operating segments experienced mixed sales results. See the “Segment analysis” included below in this section for additional detail.

The sales decrease in 2013 included unfavorable foreign currency translation effects of $18.6 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Japanese yen. Excluding this factor, net sales fell approximately 1% in 2013 when compared to 2012.
On a geographic basis, total sales to North America were 29%, Asia Pacific 43%, Europe 13% and Japan 15% in 2013. Total sales to North America were 31%, Asia Pacific 38%, Europe 12% and Japan 19% in 2012. When comparing 2013 to 2012, North America and Japan experienced year-over-year sales decreases, while Europe and Asia Pacific experience year-over-year sales increases. Net sales to customers in North America and Japan decreased 8% and 23%, respectively, while net sales to customers in Asia Pacific and Europe increased 8% and 5%, respectively, from 2012 to 2013. Net sales for Japan were affected by unfavorable foreign currency translation effects of $22.7 million. Net sales to Europe were favorably affected by foreign currency translation effects of $3.6 million. Net of those effects, sales decreased 5% for Japan and increased 1% for Europe.
Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products represented 66% of total sales and sales of capital-driven products represented 34% of total sales in 2013. This compares to a unit-driven to capital-driven ratio of 66%:34% for 2012.
Sales of unit-driven products decreased 3% in 2013. Unit-driven products generally have average lives of less than 18 months or need to be replaced based on usage levels. These products include liquid filters used in the photolithography, CMP and wet etch and clean processes, specialized graphite components, and wafer shippers used to ship raw wafers, particularly at wafer sizes of 200mm and below.
Year-over-year sales of capital-driven products decreased 3% in 2013. Capital-driven products include wafer process carriers, gas microcontamination control systems used in the deployment of advanced photolithography processes, fluid handling systems, including dispense pumps used in the photolithography process, and integrated liquid flow controllers used in various processes around the fab.
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
Gross profit Gross profit for 2013 decreased by $13.2 million, to $294.2 million, a decrease of 4% from $307.4 million for 2012. The gross margin rate for 2013 was 42.4% versus 42.9% for 2012.
The year-over-year sales decrease, including a $3.7 million reduction in royalty revenue, primarily accounted for the Company’s lower gross profit and gross margin in 2013.
Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses for 2013 decreased $10.3 million, or 7%, to $137.1 million from $147.4 million in 2012. SG&A expenses, as a percent of net sales, decreased to 19.8% from 20.6% a year earlier, reflecting a decrease in SG&A expenditure levels.
Employee costs, which make up approximately two-thirds of SG&A expenses, decreased by $2.4 million for 2013. The decrease also reflected a decline in consulting and professional fees of $1.9 million as well as the $3.9 million reduction in SG&A expense related to the 2012 CEO succession and transition plan noted above. Also included in the decrease in SG&A expenses for 2013 compared to the year-ago period is a $0.7 million reduction in SG&A expense during the second quarter of 2013 related to the sale of a building classified as an asset held for sale, consisting of the gain on sale thereof and an adjustment to the real estate tax accrual for the building and the favorable settlement of value-added tax matters in Europe ($1.2 million). In addition, the decrease in SG&A costs reflected favorable foreign currency translation effects of $2.9 million.
Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies increased by $4.4 million, or 9%, to $55.3 million in 2013 compared to $50.9 million in 2012. ER&D expenses as a percent of net sales were 8.0% compared to 7.1% a year ago, reflecting both the increase in ER&D expenditure levels and decrease in net sales.
The increase in ER&D expense mainly reflects higher employee costs of $1.8 million and a general increase in overall ER&D expense levels related to the support of current product lines and the development of new products and manufacturing technologies to support the Company's customers' next-generation processes.

In 2014, the Company intends to continue to invest in its core membrane and coatings technologies to continue to create differentiated and high-value, unit-driven products for the most advanced and demanding semiconductor applications. In addition, the Company is committed to ER&D spending and capital investment needed to sustain its initiative in 450 mm wafer handling as that technology is adopted over the next several years.

Contingent consideration fair value adjustment In the year ended December 31, 2013, the Company recognized an acquisition-related contingent consideration adjustment of $1.8 million reflecting changes in the fair value of contingent consideration associated with the Jetalon acquisition described in note 2 in the Company’s consolidated financial statements. This adjustment reflects changes in the revenue and gross profit forecasts for the three years ending December 31, 2015 and the estimated probability of achieving those projections.
Amortization of intangible assets Amortization of intangible assets was $9.3 million in 2013 compared to $9.6 million for 2012.
Other income, net Other income was $2.0 million in 2013 compared to other income of $0.3 million in 2012. In 2013, other income includes foreign currency transaction gains of $2.3 million, partially offset by charges of $0.8 million associated with the realization of translation losses recorded upon the liquidation of certain of the Company's subsidiaries.
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
Income tax expense The Company recorded income tax expense of $21.7 million in 2013 compared to an income tax expense of $30.9 million in 2012. The Company’s effective tax rate was 22.5% in 2013, compared to 31.0% in 2012.
The lower rate in 2013 reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates. The effective tax rate in 2013 also included a $1.7 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law in 2013 and recorded by the Company in the first quarter of 2013.
In 2012, the Company’s effective tax rate was lower than the U.S. statutory rate of 35% primarily due to lower rates in various foreign jurisdictions compared to the U.S. statutory rate.
Net income Net income was $74.5 million, or $0.53 per diluted share, in 2013 compared to net income of $68.8 million, or $0.50 per diluted share, in 2012. The increase reflects the Company’s aforementioned operating results described in greater detail above.
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
Adjusted EBITDA decreased 7% to $131.2 million in 2013, compared to $141.0 million in 2012. Adjusted EBITDA, as a percent of net sales, decreased to 18.9% from 19.7% a year earlier. Adjusted Operating Income decreased 10% to $101.8 million in 2013, compared to $113.0 million in 2012. Adjusted Operating Income, as a percent of net sales, decreased to 14.7% from 15.8% a year earlier. Non-GAAP Earnings Per Share increased 4% to $0.57 in 2013, compared to $0.55 in 2012. The decline in the Adjusted EBITDA and Adjusted Operating Income measures reflect the reduction in net sales and related decrease in gross profit. In addition, Non-GAAP Earnings Per Share was positively affected by a lower effective tax rate.
Segment Analysis
The following table and discussion concern the results of operations of the Company’s three business segments for the years ended December 31, 2013 and 2012. See Note 16 “Segment Reporting” to the consolidated financial statements for additional information on the Company’s three segments.

(In thousands)	2013	2012
Contamination Control Solutions:
Net sales	$447,410	$461,838
Segment profit	106,120	116,356
Microenvironments:
Net sales	$178,201	$182,375
Segment profit	35,737	37,223
Specialty Materials:
Net sales	$67,848	$71,690
Segment profit	7,087	12,230
Contamination Control Solutions (CCS)
For the year ended December 31, 2013, CCS net sales decreased 3%, to $447.4 million, from $461.8 million in the comparable period last year. Net of unfavorable foreign currency effects of $16.6 million, primarily related to weakness in the Japanese yen, CCS net sales were flat. CCS sales decrease primarily reflected lower sales of liquid filtration products and fluid components and systems. Gas filtration products were flat.
CCS reported a segment profit of $106.1 million for the year ended December 31, 2013 compared to $116.4 million in the comparable period last year, a decrease of $10.2 million, or 9%. The decrease in sales volume and a slightly unfavorable sales mix combined to reduce gross profit by $8.9 million, which along with a 1% increase in operating expenses accounted for the decline in segment profit.
Microenvironments (ME)
For the year ended December 31, 2013, ME net sales decreased 2%, to $178.2 million, versus $182.4 million in the comparable period last year. Net of unfavorable foreign currency effects of $2.4 million, ME net sales decreased 1%. Net sales reflected lower sales of 300mm wafer process and lower royalty revenue, offset by higher sales of data storage products.
ME reported a segment profit of $35.7 million for the year ended December 31, 2013 compared to $37.2 million in the comparable period last year, a decrease of 4%. The decrease in the segment's gross profit associated with lower sales levels, particularly the decrease in royalty revenue, and a 2% increase of operating expenses, accounted for the decrease in segment profit.
Specialty Materials (SMD)
For the year ended December 31, 2013, SMD net sales decreased 5%, to $67.8 million, down from $71.7 million in the year ended December 31, 2012. The sales decrease mainly reflected slightly lower demand for SMD’s high-margin specialty-coated products.
SMD reported a segment profit of $7.1 million in 2013 compared to $12.2 million in 2012, a decrease of 42%. The change in segment profit primarily reflected the decrease in gross profit associated with the lower sales in 2013 and the related reduction in factory utilization, particularly for SMD’s specialized graphite manufacturing operation. The segment’s operating expenses increased 12% compared with a year ago, mainly representing increased R&D spending.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $47.2 million for the year ended December 31, 2013 compared to $56.8 million for the year ended December 31, 2012. The decrease primarily reflected lower employee costs ($4.4 million) and professional fees ($1.4 million). Included in the employee cost decline is a $3.9 million charge recorded in 2012 associated with compensation to which the Company’s current chief executive officer was entitled in connection with the succession and transition plan noted above. Figures for 2013 included reductions in unallocated general and administrative expenses related to the sale of a building classified as assets held for sale, consisting of the gain on sale thereof, and an adjustment to the real estate tax accrual for the building ($0.7 million) and the favorable settlement of value-added tax matters in Europe ($1.2 million).
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

(Dollars in thousands)	2012		2011
		% of net sales		% of net sales
Net sales	$715,903	100.0%	$749,259	100.0%
Cost of sales	408,520	57.1	423,329	56.5
Gross profit	307,383	42.9	325,930	43.5
Selling, general and administrative expenses	147,405	20.6	140,847	18.8
Engineering, research and development expenses	50,940	7.1	47,980	6.4
Amortization of intangible assets	9,594	1.3	10,225	1.4
Operating income	99,444	13.9	126,878	16.9
Interest (income) expense, net	(10)	—	659	0.1
Other income, net	(249)	—	(1,745)	(0.2)
Income before income taxes and equity in net loss of affiliates	99,703	13.9	127,964	17.0
Income tax expense	30,881	4.3	4,217	0.6
Equity in net income of affiliates	(3)	—	(499)	(0.1)
Net income	$68,825	9.6	$124,246	16.5
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
Quarterly Results of Operations
The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended December 31, 2013. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments that management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.
QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

	2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$175,403	$188,233	$184,449	$167,818	$165,070	$177,544	$164,585	$186,260
Gross profit	76,244	82,746	81,932	66,461	67,128	77,570	70,132	79,384
Selling, general and administrative expenses	35,048	35,989	39,095	37,273	32,421	35,397	31,746	37,559
Engineering, research and development expenses	11,989	12,726	13,314	12,911	12,173	13,427	13,947	15,773
Amortization of intangible assets	2,450	2,420	2,389	2,335	2,287	2,359	2,343	2,358
Contingent consideration fair value adjustment	—	—	—	—	—	—	(1,813)	—
Operating income	26,757	31,611	27,134	13,942	20,247	26,387	23,909	23,694
Net income	17,859	21,673	18,037	11,256	16,397	19,781	17,807	20,541
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	43.5	44.0	44.4	39.6	40.7	43.7	42.6	42.6
Selling, general and administrative expenses	20.0	19.1	21.2	22.2	19.6	19.9	19.3	20.2
Engineering, research and development expenses	6.8	6.8	7.2	7.7	7.4	7.6	8.5	8.5
Amortization of intangibles	1.5	1.3	1.3	1.4	1.4	1.3	1.4	1.3
Contingent consideration fair value adjustment	—	—	—	—	—	—	(1.1)	—
Operating income	15.3	16.8	14.7	8.3	12.3	14.9	14.5	12.7
Net income	10.2	11.5	9.8	6.7	9.9	11.1	10.8	11.0
The Company’s quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a myriad of factors, many of which are beyond the Company’s control. The variability in sales, and its corresponding effect on gross profit, is the single most important factor underlying the changes in the Company’s operating income and net income over the past eight quarters.
Liquidity and Capital Resources
The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000 and 2009, the Company raised capital via public offerings of its common stock.
Operating activities
Net cash flow provided by operating activities totaled $109.4 million for the year ended December 31, 2013. Cash generated by the Company’s operations included net income of $74.5 million, as adjusted for the impact of various non-cash charges, primarily depreciation and amortization of $38.8 million and share-based compensation expense of $7.9 million. The net impact on cash flow from operations from changes in operating assets reduced cash otherwise generated by the Company’s operations.
Working capital was $514.7 million at December 31, 2013, which included $384.4 million in cash and cash equivalents, an increase from $486.1 million as of December 31, 2012, which included $350.4 million in cash and cash equivalents and short-term investments.
Accounts receivable increased by $7.9 million during 2013, or $13.4 million net of foreign currency translation adjustments. This increase reflects the year-over-year improvement in fourth quarter sales of the Company’s products. The Company’s days sales outstanding measure (DSO) stood at 50 days at December 31, 2013 compared to 51 days at the beginning of the year.
Inventories at December 31, 2013 decreased by $5.1 million from a year earlier, or $0.4 million after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory. The decrease reflects the Company's improved management of its finished goods inventories.
Accounts payable and accrued expenses were $0.4 million lower than a year ago, or $4.4 million net of foreign currency translation adjustments. The Company made income tax payments, net of refunds, of 10.2 million in 2013.
Investing activities Cash flow used in investing activities totaled $47.0 million in 2013. Acquisition of property and equipment totaled $60.4 million, which primarily reflected significant investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications.
As of December 31, 2013, the Company expects its capital expenditures in 2014 to be approximately $25 million to $30 million, as the Company capital expenditure plans will generally reflect more normalized capital spending levels. Under the terms of its revolving credit facility, the Company is restricted from making capital expenditures in excess of $85 million during any fiscal year. The Company does not anticipate that this limit on capital expenditures will have an adverse effect on the Company’s operations.

As noted above, the Company announced that it will acquire ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.2 billion in cash pursuant to an Agreement and Plan of Merger with ATMI. The transaction is expected to close in the second quarter of 2014. See note 18 to the Company's consolidated financial statements for more information concerning the prospective acquisition.
Financing activities Cash flow used in financing activities totaled $3.9 million during 2013. The Company purchased shares of the Company’s common stock at a total cost of $15.5 million under the stock repurchase program authorized by the Company’s Board of Directors in 2011, partially offset by proceeds of $7.7 million in connection with common shares issued under the Company’s stock plans. Cash flow used in financing activities also was partially offset by $3.9 million related to excess tax benefits associated with employee stock plan activity.
The Company has a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of December 31, 2013, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the revolving credit facility. Through December 31, 2013, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility. The Company expects that the revolving credit facility will be terminated upon consummation of the prospective acquisition described in note 18 to the consolidated financial statements.
The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary equivalent to an aggregate of approximately $11.4 million. There were no outstanding borrowings under these lines of credit at December 31, 2013.
At December 31, 2013, the Company’s shareholders’ equity stood at $756.8 million, up 9% from $694.8 million at the beginning of the year. The increase reflected net income of $74.5 million, additional paid-in capital of $7.9 million associated with the Company’s share-based compensation expense, $7.7 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, and a tax benefit associated with employee stock plan activity of $3.9 million, partially offset by the repurchase and retirement of its common stock of $15.5 million and foreign currency translation effects of $17.5 million, which primarily reflects the effect of the weakening Japanese yen in 2013.
As of December 31, 2013, the Company’s sources of available funds were its cash and cash equivalents of $384.4 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations.

The Company believes that its cash and cash equivalents, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations, as well as the debt commitment financing described in note 18 to the Company’s consolidated financial statements, will be sufficient to consummate the acquisition of ATMI as well as meet its working capital and investment requirements for at least the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms.
The Company considers the undistributed earnings of its foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested. As of December 31, 2013, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $131.1 million. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents, and operating cash flows will be sufficient to meet the Company’s domestic cash needs for the next twelve months.
New Accounting Pronouncements
The Company does not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on its consolidated financial statements. Refer to Note 1 to the Company’s consolidated financial statements for a discussion of accounting pronouncements implemented in 2013.
Contractual Obligations

The following table summarizes the maturities of the Company’s significant financial obligations as of December 31, 2013:

(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Pension obligations	$9,471	$242	$123	$195	$265	$293	$8,353
Capital purchase obligations[1]	14,877	14,877	—	—	—	—	—
Operating leases	24,639	7,014	6,264	4,051	3,430	3,211	669
Total	$48,987	$22,133	$6,387	$4,246	$3,695	$3,504	$9,022
Unrecognized tax benefits[2]

1.
Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2013, as the Company had not yet received the related goods or taken title to the property.

2.
The Company had $4.3 million of total gross unrecognized tax benefits at December 31, 2013. The timing of any payments associated with these unrecognized tax benefits will depend on a number of factors. Accordingly, the Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities and are not included in the table above.

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
Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) net income attributable to noncontrolling interest, (2) equity in net income of affiliates, (3) income tax expense (4) other income, net, (5) contingent consideration fair value adjustment, (6) charge associated with CEO succession and transition plan, (7) amortization of intangible assets and (8) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) amortization of intangible assets, (2) contingent consideration fair value adjustment, (3) reclassification of cumulative translation adjustments associated with liquidated subsidiaries, (4) charge associated with CEO succession and transition plan, (5) gain on sale of equity investment, and (6) the tax effect of the aforementioned adjustments to net income divided by weighted common shares outstanding.
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
Third, there is no assurance the Company will not have future restructuring activities, gains or losses on sale of equity investments, contingent consideration fair value adjustments or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.
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
The reconciliation of GAAP measures to Adjusted Operating Income and Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 are presented below:

(Dollars in thousands)	2013	2012	2011
Net sales	$693,459	$715,903	$749,259
Net income attributable to Entegris, Inc.	$74,526	$68,825	$123,846
Adjustments to net income attributable to Entegris, Inc.
Net income attributable to noncontrolling interest	—	—	400
Equity in net income of affiliates	—	(3)	(499)
Income tax expense	21,669	30,881	4,217
Other income, net	(1,958)	(259)	(1,086)
GAAP – Operating income	94,237	99,444	126,878
Gain associated with pension curtailment	—	—	(726)
Contingent consideration fair value adjustment	(1,813)	—	—
Charge associated with CEO succession and transition plan	—	3,928	—
Amortization of intangible assets	9,347	9,594	10,225
Adjusted operating income	101,771	112,966	136,377
Depreciation	29,468	28,013	26,839
Adjusted EBITDA	$131,239	$140,979	$163,216
Adjusted operating margin	14.7%	15.8%	18.2%
Adjusted EBITDA – as a % of net sales	18.9%	19.7%	21.8%
The reconciliation of GAAP measures to Non-GAAP Earnings per Share for the years ended December 31, 2013, 2012 and 2011 are presented below:

(Dollars in thousands)	2013	2012	2011
GAAP net income attributable to Entegris, Inc.	$74,526	$68,825	$123,846
Adjustments to net income:
Amortization of intangible assets	9,347	9,594	10,225
Accelerated write-off of debt issuance costs	—	—	282
Gain associated with pension curtailment	—	—	(726)
Contingent consideration fair value adjustment	(1,813)	—	—
Reclassification of cumulative translation adjustments adjustments associated with liquidated subsidiaries	787	—	—
Charge associated with CEO succession and transition plan	—	3,928	—
Gain on sale of equity investment	—	(1,522)	(1,523)
Tax effect of adjustments to net income attributable to Entegris, Inc.	(2,714)	(4,643)	(3,355)
Reversal of deferred tax valuation allowance			$(20,999)
Non-GAAP net income attributable to Entegris, Inc.	$80,133	$76,182	$107,750
Diluted earnings per common share attributable to Entegris, Inc.	$0.53	$0.50	$0.91
Effect of adjustments to net income attributable to Entegris, Inc.	$0.04	$0.05	$(0.12)
Diluted non-GAAP earnings per common share attributable to Entegris, Inc.	$0.57	$0.55	$0.79

Quantitative and Qualitative Disclosure About Market Risks
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $2.4 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2013, the Company had no net exposure to any foreign currency forward contracts.

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
This item is not applicable.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)), as of December 31, 2013, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 1992”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the Information required by this Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Corporate Governance” in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 7, 2014, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.
Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this report.
At their first meeting following the August 10, 2005 merger described under "Our History" in Part I above, our Board of Directors adopted a code of business ethics, The Entegris, Inc. Code of Business Ethics, applicable to all of our executives, directors and employees as well as a set of corporate governance guidelines. The Entegris, Inc. Code of Business Ethics, the Corporate Governance Guidelines and the charters for our Audit & Finance Committee, Governance & Nominating Committee and our Management Development & Compensation Committee all appear on our website at http://www.Entegris.com under “Investors – Corporate Governance”. The Entegris Code of Business Ethics, Corporate Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Peter W. Walcott, our Senior Vice President, Secretary and General Counsel through our corporate headquarters. The Company intends to comply with the requirements of Item 5.05 of Form 8-K with respect to any amendment to or waiver of the provisions of the Entegris, Inc. Code of Business Ethics applicable to the registrant’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting notice of any such amendment or waiver at the same location on our website.
Item 11. Executive Compensation.

The information required by this Item 11 has been omitted from this report, and is incorporated by reference to the sections entitled "Compensation of Executive Officers" and “Management Development & Compensation Committee Report”, respectively, in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 7, 2014, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans:
As of December 31, 2013, our equity compensation plan information is as follows:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,531,101	$8.20	6,849,087
Equity compensation plans not approved by security holders	—	—	—
Total	3,531,101	$8.20	6,849,087

(1)	The weighted average exercise price does not take into account the shares issuable upon outstanding restricted stock unit vesting, which have no exercise price.

(2)
These shares are available under the 2010 Stock Plan for future issuance for stock options, restricted stock units, performance shares and stock awards in accordance with the terms of the 2010 Stock Plan.

The other information called for by this Item 12 has been omitted from this report, and is incorporated by reference to the section entitled “Ownership of Entegris Common Stock” in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting

of Stockholders to be held on May 7, 2014, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 has been omitted from this report, and is incorporated by reference to the section entitled "Corporate Governance" in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 7, 2014, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.
Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 has been omitted from this report, and is incorporated by reference to the section entitled "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm for 2014" in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 7, 2014, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year..

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.
Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report are incorporated by reference herein.

2.	Exhibits.

A.	The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and among Entegris, Inc., Mykrolis Corporation and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)
(2)	Agreement and Plan of Merger, dated as of March 21, 2005, by and between Entegris, Inc., and Eagle DE, Inc.	Included as Annex B in the joint proxy statement/prospectus included in S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)
(3)	By-Laws of Entegris, Inc., as amended December 17, 2008	Exhibit 3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(3)	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended	Exhibit 3.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011
(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)
(4)	Rights Agreement dated July 26, 2005 between Entegris and Wells Fargo Bank, N.A as rights agent	Exhibit 4.1 to Entegris, Inc. (Entegris Minnesota) Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005
(10)	Entegris, Inc. – 2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 3, 2010
(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Exhibit 10.2 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan*	Exhibit 10.3 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Amended and Restated Entegris Incentive Plan*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2008
(10)	Lease Agreement, dated April 1, 2002 between Nortel Networks HPOCS Inc. and Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(10)	Amendment of Lease between Entegris, Inc. and KBS Rivertech, LLC dated April 1, 2012	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012
(10)	Amended and Restated Employment Agreement, dated as of May 4, 2005, by and between Mykrolis Corporation and Gideon Argov*	Exhibit 10.13 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005

(10)	Fluoropolymer Purchase and Sale Agreement, by and between E.I. Du Pont De Nemours and Company and the Registrant, dated January 1, 2011, as amended	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the quarter ended April 2, 2011
(10)	Credit Agreement, dated June 9, 2011, among Entegris, Inc., Poco Graphite, Inc., the Lenders (as defined therein) and Wells Fargo Bank, NA, as Administrative Agent.	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011
(10)	First Amendment to Credit Agreement, dated August 1, 2012, among the Registrant, Poco Graphite, Inc., the Lenders as defined in the Credit Agreement and Wells Fargo Bank National Association	Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed on August 3, 2012
(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)	Severance Protection Agreement, dated July 26, 2011 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011
(10)	Trust Agreement between Entegris, Inc. Fidelity Management Trust Company and Entegris Inc. 401(k) Savings and Profit Sharing Plan Trust, dated December 29, 2007.	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(10)	Entegris, Inc. 2007 Deferred Compensation Plan*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form10-Q for the fiscal period ended June 30, 2007
(10)	Entegris, Inc. – Form of 2010 RSU Unit Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Entegris, Inc. – Form of 2010 Stock Option Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Fourth Amended and Restated Membrane Manufacture and Supply Agreement, dated January 10, 2011, by and between Entegris, Inc. and Millipore Corporation.	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 2, 2011
(10)	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(10)	Amendment to Amended and Restated SERP*	Exhibit 10.15 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(10)	Entegris, Inc. 2012 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 2012 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2012 Restatement)*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Executive Employment Agreement, effective November 28, 2012, between the Registrant and Bertrand Loy*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	2011 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	2011 Stock Option Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012

(10)	Amendment No. 1, dated April 26, 2013, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 99.1 to Entegris, Inc. Periodic Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
 * A “management contract or compensatory plan”
B. The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:
Reg. S-K
Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Membrane Manufacture and Supply Transition Agreement, dated as of November 22, 2013, between Entegris, inc. and EMD Millipore Corporation
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ENTEGRIS, INC.

Dated: February 20, 2014	By	/s/ BERTRAND LOY
Bertrand Loy
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ BERTRAND LOY	President, Chief Executive Officer and Director (Principal executive officer)	February 20, 2014
Bertrand Loy

/s/ GREGORY B. GRAVES	Executive Vice President, Chief Financial Officer & Treasurer (Principal financial officer)	February 20, 2014
Gregory B. Graves

/s/ MICHAEL D. SAUER	Vice President, Controller & Chief Accounting Officer (Principal accounting officer)	February 20, 2014
Michael D. Sauer

PAUL L.H. OLSON*	Director, Chairman of the Board	February 20, 2014
Paul L.H. Olson

MICHAEL A. BRADLEY*	Director	February 20, 2014
Michael A. Bradley

MARVIN D. BURKETT*	Director	February 20, 2014
Marvin D. Burkett

R. NICHOLAS BURNS*	Director	February 20, 2014
R. Nicholas Burns

DANIEL W. CHRISTMAN*	Director	February 20, 2014
Daniel W. Christman

JAMES F. GENTILCORE*	Director	February 20, 2014
James F. Gentilcore

ROGER D. MCDANIEL *	Director	February 20, 2014
Roger D. McDaniel

BRIAN F. SULLIVAN*	Director	February 20, 2014
Brian F. Sullivan

*By	/s/ BERTRAND LOY
BERTRAND LOY, ATTORNEY-IN-FACT

EXHIBIT INDEX
Reg. S-K Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Membrane Manufacture and Supply Transition Agreement, dated as of November 22, 2013, between Entegris, inc. and EMD Millipore Corporation
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Entegris, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Entegris, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A.(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Entegris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992).
/s/ KPMG LLP
Minneapolis, Minnesota
February 20, 2014

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$384,426	$330,419
Short-term investments	—	19,995
Trade accounts and notes receivable, net	101,873	94,016
Inventories, net	94,074	99,144
Deferred tax assets, deferred tax charges and refundable income taxes	20,844	20,201
Assets held for sale	—	5,998
Other current assets	11,088	9,551
Total current assets	612,305	579,324
Property, plant and equipment, net	186,440	157,021
Other assets:
Intangible assets, net	43,509	47,207
Deferred tax assets and other noncurrent tax assets	12,039	17,167
Other	21,001	10,825
Total assets	$875,294	$811,544
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,396	$36,341
Accrued payroll and related benefits	30,116	29,376
Other accrued liabilities	18,700	21,887
Deferred tax liabilities and income taxes payable	10,373	5,659
Total current liabilities	97,585	93,263
Pension benefit obligations and other liabilities	15,411	17,066
Deferred tax liabilities and other noncurrent tax liabilities	5,455	6,416
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 138,734,442 and 138,457,769	1,387	1,385
Additional paid-in capital	819,632	809,514
Retained deficit	(88,599)	(157,038)
Accumulated other comprehensive income	24,423	40,938
Total equity	756,843	694,799
Total liabilities and equity	$875,294	$811,544
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net sales	$693,459	$715,903	$749,259
Cost of sales	399,245	408,520	423,329
Gross profit	294,214	307,383	325,930
Selling, general and administrative expenses	137,123	147,405	140,847
Engineering, research and development expenses	55,320	50,940	47,980
Amortization of intangible assets	9,347	9,594	10,225
Contingent consideration fair value adjustment	(1,813)	—	—
Operating income	94,237	99,444	126,878
Other income, net	(1,958)	(259)	(1,086)
Income before income taxes and equity in net income of affiliates	96,195	99,703	127,964
Income tax expense	21,669	30,881	4,217
Equity in net income of affiliates	—	(3)	(499)
Net income	74,526	68,825	124,246
Less net income attributable to the noncontrolling interest	—	—	400
Net income attributable to Entegris, Inc.	$74,526	$68,825	$123,846
Amounts attributable to Entegris, Inc.:
Basic net income per common share	$0.54	$0.50	$0.92
Diluted net income per common share	$0.53	$0.50	$0.91
Weighted shares outstanding
Basic	138,950	137,306	134,685
Diluted	139,618	138,412	136,223
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net income	$74,526	$68,825	$124,246
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(17,504)	(2,524)	925
Reclassification of cumulative translation adjustment associated with sale and liquidation	787	—	(1,715)
Reclassification of cumulative translation adjustment associated with acquisition of business	—	(216)	—
Pension liability adjustments, net of income tax (benefit) expense of $(37), $74, and $(1,631) for year ended December 31, 2013, 2012, and 2011	202	(295)	2,386
Other comprehensive (loss) income	(16,515)	(3,035)	1,596
Comprehensive income	58,011	65,790	125,842
Less comprehensive income attributable to the noncontrolling interest	—	—	620
Comprehensive income attributable to Entegris, Inc.	$58,011	$65,790	$125,222
See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings (deficit)	Foreign currency translation adjustments	Defined benefit pension adjustments	Noncontrolling interest	Total
Balance at December 31, 2010	132,901	$1,329	$765,867	$(349,612)	$45,185	$(3,150)	$4,394	$464,013
Shares issued under stock plans	2,920	29	11,661	—	—	—	—	11,690
Share-based compensation expense	—	—	7,519	—	—	—	—	7,519
Tax benefit associated with stock plans	—	—	657	—	—	—	—	657
Purchase of noncontrolling interest	—	—	2,969	—	562	—	(5,014)	(1,483)
Pension liability adjustment	—	—	—	—	—	2,386	—	2,386
Reclassification of cumulative translation adjustment associated with sale of equity method investee	—	—	—	—	(1,715)	—	—	(1,715)
Foreign currency translation	—	—	—	—	705	—	220	925
Net income	—	—	—	123,846	—	—	400	124,246
Balance at December 31, 2011	135,821	1,358	788,673	(225,766)	44,737	(764)	—	608,238
Shares issued under stock plans	2,694	28	7,403	—	—	—	—	7,431
Share-based compensation expense	—	—	9,881	—	—	—	—	9,881
Repurchase and retirement of common stock	(57)	(1)	(329)	(97)	—	—	—	(427)
Tax benefit associated with stock plans	—	—	3,886	—	—	—	—	3,886
Pension liability adjustment	—	—	—	—	—	(295)	—	(295)
Reclassification of cumulative translation adjustment associated with acquisition of business	—	—	—	—	(216)	—	—	(216)
Foreign currency translation	—	—	—	—	(2,524)	—	—	(2,524)
Net income	—	—	—	68,825	—	—	—	68,825
Balance at December 31, 2012	138,458	1,385	809,514	(157,038)	41,997	(1,059)	—	694,799
Shares issued under stock plans	1,882	18	7,667	—	—	—	—	7,685
Share-based compensation expense	—	—	7,928	—	—	—	—	7,928
Repurchase and retirement of common stock	(1,606)	(16)	(9,391)	(6,087)	—	—	—	(15,494)
Tax benefit associated with stock plans	—	—	3,914	—	—	—	—	3,914
Pension liability adjustment	—	—	—	—	—	202	—	202
Reclassification of cumulative translation adjustment associated with liquidated subsidiaries	—	—	—	—	787	—	—	787
Foreign currency translation	—	—	—	—	(17,504)	—	—	(17,504)
Net income	—	—	—	74,526	—	—	—	74,526
Balance at December 31, 2013	138,734	$1,387	$819,632	$(88,599)	$25,280	$(857)	$—	$756,843

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Operating activities:
Net income	$74,526	$68,825	$124,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,468	28,013	26,839
Amortization	9,347	9,594	10,225
Share-based compensation expense	7,928	9,881	7,519
Deferred tax valuation allowance	445	358	(41,038)
Provision for deferred income taxes	7,787	11,582	21,671
Charge for excess and obsolete inventory	3,963	4,007	3,167
Excess tax benefit from share-based compensation plans	(3,914)	(3,805)	(657)
Amortization of debt issuance costs	—	—	676
Net income attributable to noncontrolling interest	—	—	(400)
Other	(765)	1,701	(2,245)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	(13,363)	10,626	19,336
Inventories	(441)	(6,118)	3,632
Accounts payable and accrued liabilities	(4,408)	6,265	(15,127)
Other current assets	(414)	(2,985)	1,253
Income taxes payable and refundable income taxes	2,731	(11,015)	(433)
Other	(3,488)	(11,767)	(1,378)
Net cash provided by operating activities	109,402	115,162	157,286
Investing activities:
Acquisition of property and equipment	(60,360)	(49,929)	(30,267)
Acquisition of business, net of cash acquired	(13,358)	(2,961)	—
Purchase of short-term investments	—	(27,990)	(2,047)
Proceeds from sale or maturities of short-term investments	20,000	8,000	2,000
Proceeds from sale of assets held for sale	6,500	—	—
Other	189	413	1,883
Net cash used in investing activities	(47,029)	(72,467)	(28,431)
Financing activities:
Issuance of common stock from employee stock plans	7,685	7,431	11,690
Repurchase and retirement of common stock	(15,494)	(427)	—
Other	3,914	3,886	(826)
Net cash (used in) provided by financing activities	(3,895)	10,890	10,864
Effect of exchange rate changes on cash and cash equivalents	(4,471)	3,241	(80)
Increase in cash and cash equivalents	54,007	56,826	139,639
Cash and cash equivalents at beginning of year	330,419	273,593	133,954
Cash and cash equivalents at end of year	$384,426	$330,419	$273,593

Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Non-cash transactions:
Equipment purchases in accounts payable	$6,950	$3,429	$1,372
Intangible assets received as partial consideration in sale of equity interest	—	—	1,712
Schedule of interest and income taxes paid:
Interest paid	$72	$271	$210
Income taxes, net of refunds received	10,208	29,697	22,034
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
Use of Estimates and Basis of Presentation The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, Entegris evaluates its estimates, including those related to receivables, inventories, property, plant and equipment, intangible assets, accrued expenses, income taxes and share-based compensation, among others. Actual results could differ from those estimates.
In the fourth quarter and year ended December 31, 2013, the Company recorded the correction of an error resulting from the company’s Japan manufacturing subsidiary inventory being overvalued due to applying an incorrect exchange rate in calculating the inventory value. The error originated in the fourth quarter of 2012 and the first three quarters of 2013. The impact of correcting the error in the fourth quarter 2013 increased cost of goods sold by $2.2 million with a corresponding decrease to inventory. Neither the origination nor the correction of the error was material to the Company’s consolidated financial statements.
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

Derivative Financial Instruments The Company records derivatives as assets or liabilities on the balance sheet and measures such instruments at fair value. Changes in fair value of derivatives are recorded each period in the Company’s consolidated statements of operations.
The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as other income, net, in the Company’s consolidated statements of operations. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments.
Foreign Currency Translation Assets and liabilities of foreign subsidiaries are generally translated from foreign currencies into U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income in the consolidated balance sheets. Income statement amounts are translated at the weighted average exchange rates for the year. Translation adjustments are not adjusted for income taxes, as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in other income, net, in the Company's consolidated statements of operations.
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
Shipping and handling costs Shipping and handling costs incurred are recorded in cost of sales in the Company's consolidated statements of operations.
Engineering, research and development expenses Engineering, research and development costs are expensed as incurred.
Share-based Compensation The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. Compensation expense is based on the grant date fair value. Because share-based compensation expense recognized in the Company's consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for expected forfeitures which are estimated at the time of grant with such estimates revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Income Taxes The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date.
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

The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income before taxes. Penalties and interest to be paid or received are recorded in other income, net, in the statement of operations.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies what instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with Accounting Standards Codification (ASC) 815, are subject to ASU No. 2011-11 disclosure requirements. These amendments are disclosure related and do not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU Nos. 2011-11 and 2013-01 are effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted ASU Nos. 2011-11 and 2013-01 in the first quarter of fiscal 2013. The disclosures associated with ASU Nos. 2011-11 and 2013-01 are included in note 14 to the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These amendments are disclosure related and do not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted ASU 2013-02 in the first quarter of fiscal 2013. The disclosures associated with ASU No. 2013-02 are included in the Company’s consolidated statements of equity.

(2)    ACQUISITIONS

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
Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration obligation and reflected within the Company's consolidated statements of operations. During the third quarter of 2013, the Company assessed the contingent consideration based on the valuation methodology described above and recorded a $1.8 million gain that is reflected in the Company's consolidated statements of operations.

The purchase price of Jetalon consists of the following:

(In thousands):	Amount
Cash paid at closing	$13,358
Contingent consideration obligation	3,094
Total purchase price	$16,452
The purchase price of Jetalon, including the Company's valuation of contingent consideration, exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $10.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is included in other non-current assets in the Company's consolidated balance sheets and is expected to be deductible for income tax purposes.
The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(In thousands):	Amount
Accounts receivable, inventory and other assets	$944
Identifiable intangible assets	5,634
Current liabilities	(216)
Net assets acquired	6,362
Goodwill	10,090
Total purchase price	$16,452
As of December 31, 2013, the Company has completed its fair value determinations for all elements of the Jetalon acquisition. Intangible assets, consisting mostly of technology-related intellectual property, will be amortized on a straight-line basis over an estimated useful life of approximately 10 years.
Entegris Precision Technologies Corporation (EPT)
On April 2, 2012, the Company acquired the remaining 50% of its EPT joint venture in Taiwan, an equity method investee in which it had previously owned a 50% equity interest. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company's consolidated financial statements as of and since April 2, 2012. The investee's sales and operating results were not material to the Company's consolidated financial statements. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity.
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
The purchase price was allocated based on the fair values of all of the assets acquired and liabilities assumed. The sum of the purchase price of the additional 50% equity interest and the fair value of the equity interest in the investee held by the Company at the acquisition date exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $2.2 million, resulting in goodwill, which is included in other non-current assets in the Company's consolidated balance sheets and is not deductible for income tax purposes. EPT is part of the Company’s Contamination Control Solutions segment.
As described above, the Company acquired businesses in 2013 and 2012. As part of the accounting for these transactions, the Company allocated the purchase price of the acquired entities based on the fair value of all the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as well as the Company's contingent consideration obligation in the case of Jetalon and the Company's previously held equity interest in the case of EPT, was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company's management. See note 14 to the consolidated financial statements for further information about these valuations.
Purchase of Noncontrolling interest.
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
The amortized cost and fair value of available-for-sale investments as of December 31, 2012, by contractual maturity, were as follows:

(In thousands)	Cost basis	Fair value
Due in 1 year or less	$19,999	$19,995
Total	$19,999	$19,995

(4)    TRADE ACCOUNTS AND NOTES RECEIVABLE
Trade accounts and notes receivable from customers at December 31, 2013 and 2012 consist of the following:

(In thousands)	2013	2012
Accounts receivable	$94,613	$86,717
Notes receivable	9,039	9,613
	103,652	96,330
Less allowance for doubtful accounts	1,779	2,314
	$101,873	$94,016

(5)    INVENTORIES
Inventories at December 31, 2013 and 2012 consist of the following:

(In thousands)	2013	2012
Raw materials	$26,012	$27,720
Work-in-process	10,512	10,242
Finished goods (a)	56,998	60,667
Supplies	552	515
	$94,074	$99,144

(a)	Includes consignment inventories held by customers for $5.1 million and $5.2 million at December 31, 2013 and 2012, respectively.
(6)    PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2013 and 2012 consist of the following:

(In thousands)	2013	2012	Estimated useful lives in years
Land	$12,866	$11,065
Buildings and improvements	109,105	85,239	5-35
Manufacturing equipment	168,197	151,559	5-10
Molds	76,909	79,959	3-5
Office furniture and equipment	70,158	65,950	3-8
Construction in progress	33,021	26,551
	470,256	420,323
Less accumulated depreciation	283,816	263,302
	$186,440	$157,021
The table below sets forth the depreciation expense for the years ended December 31, 2013, 2012, and 2011:

(In thousands)	2013	2012	2011
Depreciation expense	$29,468	$28,013	$26,839
(7)    INVESTMENTS
At December 31, 2013 and 2012, the Company held an equity investment for $2.4 million and $2.4 million, respectively, represented by an interest in a privately held company. This investment is accounted for under the cost method.
During 2012, the Company acquired the remaining 50% of Entegris Precision Technologies Corporation (EPT) in Taiwan, an entity in which it had previously owned a 50% equity interest accounted for under the equity method. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company’s consolidated financial statements as of and since April 2, 2012. The investee’s sales and operating results are not material to the Company’s consolidated financial statements. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity. A detailed description of the transaction can be found in note 2 to the consolidated financial statements.
During 2011, the Company recorded a gain of $1.5 million on the sale of an equity method investment that was classified within other income, net, in the consolidated statements of operations. A detailed description of the transaction can be found in note 14 under the heading “Items Measured at Fair Value on a Nonrecurring Basis”.
(8)    INTANGIBLE ASSETS
Intangible assets at December 31, 2013 and 2012 consist of the following:

2013
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$1,369	$649	$720	9.8
Developed technology	78,686	62,257	16,429	7.4
Trademarks and trade names	13,092	7,306	5,786	12.0
Customer relationships	57,617	39,146	18,471	11.0
Other	2,213	110	2,103	13.3
	$152,977	$109,468	$43,509	9.3

2012
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$19,104	$18,226	$878	9.1
Developed technology	76,414	59,147	17,267	7.5
Trademarks and trade names	12,677	6,633	6,044	12.1
Customer relationships	56,700	33,761	22,939	11.1
Other	1,510	1,431	79	9.4
	$166,405	$119,198	$47,207	9.3
The table below sets forth the amortization expense for the years ended December 31, 2013, 2012, and 2011:

(In thousands)	2013	2012	2011
Amortization expense	$9,347	$9,594	$10,225
The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated to be the following at December 31, 2013:

Fiscal year ending December 31	(In thousands)
2014	$8,441
2015	6,394
2016	6,394
2017	6,394
2018	5,547
Thereafter	10,339
$43,509
(9)    FINANCING ARRANGEMENTS
On June 9, 2011, the Company entered into a Credit Agreement (Agreement) with Wells Fargo Bank, National Association, as administrative agent, and certain other banks parties thereto.
The Agreement provides for a $30.0 million revolving credit facility maturing June 9, 2014. The financial covenants in the Agreement require that the Company maintain a cash flow leverage ratio of at least 3.0 to 1.0, measured by comparing quarterly total funded debt to EBITDA. In addition, the Company and its subsidiaries must maintain minimum cash and cash equivalents and certain other approved investments of at least $25.0 million, with $10.0 million held by the Borrowers with the Agent or its affiliates in bank accounts in the United States. Cash and cash equivalents and investments held by foreign subsidiaries are valued at 65% of the applicable currency value for purposes of these calculations. In addition to the financial metric covenants required under the revolving credit facility, under the terms of the Agreement, as amended in August 2012, the Company is restricted from making annual capital expenditures during any fiscal year in excess of $85.0 million. At both December 31, 2013 and 2012, the Company had no outstanding borrowings and was in compliance with all applicable debt covenants included in the terms of the Agreement. The Company expects that the revolving credit facility will be terminated upon consummation of the prospective acquisition described in note 18 to the consolidated financial statements.
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

The Company has entered into unsecured line of credit agreements, which expire at various dates, with two international commercial banks, which provide for borrowings of Japanese yen for its foreign subsidiaries, equivalent to $11.4 million as of December 31, 2013. Interest rates for these facilities are based on a factor of the banks’ reference rates. Borrowings outstanding under international line of credit agreements were none at both December 31, 2013 and 2012.
(10)    LEASE COMMITMENTS
As of December 31, 2013, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31	(In thousands)
2014	$7,014
2015	6,264
2016	4,051
2017	3,430
2018	3,211
Thereafter	669
Total minimum lease payments	$24,639
Total rental expense for all equipment and building operating leases for the years ended December 31, 2013, 2012, and 2011, were $9.5 million, $9.4 million, and $9.4 million, respectively.
(11)    INCOME TAXES
Income before income taxes for the years ended December 31, 2013, 2012 and 2011 was derived from the following sources:

(In thousands)	2013	2012	2011
Domestic	$29,066	$49,056	$68,839
Foreign	67,129	50,647	59,125
Income before income taxes	$96,195	$99,703	$127,964
Income tax (benefit) expense for the years ended December 31, 2013, 2012, and 2011 is summarized as follows:

(In thousands)	2013	2012	2011
Current:
Federal	$854	$5,797	$2,382
State	772	654	1,335
Foreign	12,937	11,183	17,784
	14,563	17,634	21,501
Deferred (net of valuation allowance):
Federal	6,003	11,165	(19,853)
State	(650)	168	(647)
Foreign	1,753	1,914	3,216
	7,106	13,247	(17,284)
Income tax expense	$21,669	$30,881	$4,217
Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2013, 2012, and 2011 as follows:

(In thousands)	2013	2012	2011
Expected federal income tax at statutory rate	$33,668	$34,896	$44,788
State income taxes before valuation allowance, net of federal tax effect	(357)	440	1,013
Income (losses) without tax expense (benefit)	22	(40)	(1,357)
Effect of foreign source income	(10,583)	(5,314)	1,959
Valuation allowance	445	358	(41,038)
U.S. federal research credit	(3,233)	(790)	(1,412)
Other items, net	1,707	1,331	264
Income tax expense	$21,669	$30,881	$4,217
As a result of commitments made by the Company related to investments in tangible property and equipment, the establishment of a research and development center in 2006 and certain employment commitments, income from certain manufacturing activities in Malaysia is exempt from tax for years up through 2015. The income tax benefits attributable to the tax status of this subsidiary are estimated to be $5.4 million ($0.04 cents per diluted share), $2.4 million ($0.02 cents per diluted share), and $0 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Deferred tax assets attributable to:
Accounts receivable	$269	$389
Inventory	2,853	2,643
Accruals not currently deductible for tax purposes	8,844	10,054
Net operating loss and credit carryforwards	3,972	2,669
Capital loss carryforward	2,779	3,105
Depreciation	1,070	2,870
Equity compensation	3,157	3,155
Asset impairments	732	1,021
Purchased intangible assets	1,439	1,396
Other, net	2,976	3,604
Gross deferred tax assets	28,091	30,906
Valuation allowance	(5,435)	(4,990)
Total deferred tax assets	22,656	25,916
Deferred tax liabilities attributable to:
Depreciation	(3,245)	(1,252)
Purchased intangible assets	(601)	(692)
Total deferred tax liabilities	(3,846)	(1,944)
Net deferred tax assets	$18,810	$23,972
Deferred tax assets are generally required to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
As of December 31, 2013 and 2012, the Company had a net U.S. deferred tax asset position of $16.0 million and $18.7 million, respectively, which are composed of temporary differences and various tax credit carryforwards. Management believes that it is more likely than not that the benefit from certain state net operating loss carryforwards, state credits, and a federal capital loss carryforward will not be realized. In recognition of this risk, management has provided a valuation allowance of $5.4 million and $4.4 million as of December 31, 2013 and 2012, respectively, on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2013 will be recognized as a reduction of income tax expense. Management estimates taxable income of $21.5 million will be necessary to utilize the remaining U.S. deferred tax assets as of December 31, 2013.
As of December 31, 2013 and 2012, the Company had a net non-U.S. deferred tax asset position of $8.2 million and $10.2 million, respectively, for which management determined based upon the available evidence a valuation allowance of $0.0 million and $0.6 million as of December 31, 2013 and 2012, respectively, were required against the non-U.S. deferred tax assets. For other non-U.S. jurisdictions, management is relying upon projections of future taxable income to utilize deferred tax assets. Estimated taxable income of $26.9 million will be necessary to utilize the non-U.S. deferred tax assets, of which an estimated $18.2 million is related to Nihon Entegris KK, the Company’s Japanese subsidiary.
At December 31, 2013, there were approximately $257.0 million of accumulated undistributed earnings of subsidiaries outside the United States, all of which are considered to be reinvested indefinitely. Management has considered its future cash needs and affirms its intention to indefinitely invest such earnings overseas to be utilized for working capital purposes, expansion of existing operations, possible acquisitions and other international items. No U.S. tax has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes may be partially offset by available foreign tax credits. Management has concluded that it is impracticable to compute the full actual tax impact, but it estimates that $6.3 million of withholding taxes would be incurred if the $257.0 million were distributed.

At December 31, 2013, the Company had state operating loss carryforwards of approximately $2.0 million, which begin to expire in 2014; foreign tax credit carryforwards of approximately $3.2 million, which begin to expire in 2019; and foreign operating loss carryforwards of $1.2 million, which begin to expire in 2015.
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
Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Gross unrecognized tax benefits at beginning of year	$5,419	$2,467
Increases in tax positions for prior years	28	—
Decreases in tax positions for prior years	—	(19)
Increases in tax positions for current year	1,879	4,608
Settlements	(2,298)	(1,044)
Lapse in statute of limitations	(751)	(593)
Gross unrecognized tax benefits at end of year	$4,277	$5,419
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.9 million at December 31, 2013.
Penalties and interest paid or received are recorded in other income, net, in the consolidated statements of operations. For the years ended December 31, 2013 and 2012, the Company has accrued interest and penalties related to unrecognized tax benefits of $0.8 million and $1.0 million, respectively. Credits of $0.1 million, $0.0 million and $0.0 million were recognized as interest and penalties in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statutes of limitations related to the consolidated Federal income tax return and state returns are closed for all years up to and including 2009 and 12/31/2009, respectively. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2007.
Due to the potential for resolution of a foreign examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $1.4 million.

(12)    EQUITY
Share Repurchase Program
On December 12, 2012, the Board of Directors authorized a repurchase program covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program expired on February 7, 2014. The Company's current pre-arranged stock trading plan was established on August 14, 2013 and expired February 7, 2014 and covered the repurchase of up to $36.2 million of the registrant’s common stock.
2010 Stock Plan
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
The 2010 Stock Plan provides for the issuance of stock options and other share-based awards to selected employees, directors, and other individuals or entities that provide services to the Company or its affiliates. The 2010 Stock Plan has a term of ten years. Under the 2010 Stock Plan, the Board of Directors or a committee selected by the Board of Directors will determine for each award, the term, price, number of shares, rate at which each award is exercisable and whether restrictions are imposed on the shares subject to the awards. The exercise price for option awards generally may not be less than the fair market value per share of the underlying common stock on the date granted. The 2010 Stock Plan allows that after December 31, 2009 any stock awards that were awarded from the expired plans mentioned above that are forfeited, expired or otherwise terminated without issuance of such stock award again be available for issuance under the 2010 Stock Plan.
General Option Information
Option activity for the 2010 Stock Plan and predecessor plans for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	2013		2012		2011
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	2,565	$8.20	3,561	$6.53	5,001	$6.25
Granted	553	9.88	470	9.27	511	8.75
Exercised	(786)	7.54	(1,293)	3.76	(1,698)	5.95
Expired or Forfeited	(371)	12.10	(173)	9.83	(253)	9.41
Options outstanding, end of year	1,961	$8.20	2,565	$8.20	3,561	$6.53
Options exercisable, end of year	1,001	$6.92	1,828	$8.18	2,078	$7.53
Options outstanding for the Company’s stock plans at December 31, 2013 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$1.13 to $8.37	684	1.9 years	$5.67	684	$5.67
$8.47 to $9.27	642	4.6 years	9.00	235	8.90
$9.40 to $14.50	635	5.4 years	10.11	82	11.65
	1,961	3.9 years	8.20	1,001	6.92
The weighted average remaining contractual term for options outstanding and exercisable for all plans at December 31, 2013 was 3.9 years and 2.4 years, respectively.
For all plans, the Company had shares available for future grants of 6.8 million shares, 7.7 million shares, and 8.6 million shares at December 31, 2013, 2012 and 2011, respectively.
For all plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $1.8 million and $6.7 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $11.59 at December 31, 2013, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $6.7 million and $4.8 million for options outstanding and options exercisable, respectively.
Employee Stock Purchase Plan
The Company maintains the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4.0 million common shares are reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. As of December 31, 2013, 3.5 million shares had been issued under the ESPP. At December 31, 2013, 0.5 million shares remained available for issuance under the ESPP. Employees purchased 0.2 million shares, 0.3 million shares, and 0.4 million shares, at a weighted-average price of $8.00, $7.34, and $4.35 during the years ended December 31, 2013, 2012 and 2011, respectively.
The table below sets forth the amount of cash received by the Company from the exercise of stock options and employee contributions to the ESPP during the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Exercise of stock options and employee contributions to the ESPP	$7,685	$7,431	$11,690
Restricted Stock Awards
Restricted stock awards are awards of common stock made under the 2010 Stock Plan that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense for restricted stock awards is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity for the years ended December 31, 2013, 2012 and 2011 is presented in the following table:

	2013		2012		2011
(Shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	1,802	$7.02	2,298	$5.49	2,738	$4.43
Granted	717	9.85	744	9.21	795	8.65
Vested	(871)	5.67	(1,132)	5.42	(1,087)	5.22
Forfeited	(78)	8.66	(108)	6.22	(148)	4.89
Unvested, end of year	1,570	$8.98	1,802	$7.02	2,298	$5.49
The weighted average remaining contractual term for unvested restricted shares at December 31, 2013 and 2012 was 2.0 years and 1.8 years, respectively.
As of December 31, 2013, the total compensation cost related to unvested stock options and restricted stock awards not yet recognized was $3.1 million and $9.8 million, respectively, and is expected to be recognized over the next 2.4 years on a weighted-average basis.
Valuation and Expense Information
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan accounted for under ASC 718 for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Cost of sales	$690	$575	$650
Engineering, research and development expenses	502	500	566
Selling, general and administrative expenses	6,736	8,806	6,303
Share-based compensation expense	7,928	9,881	7,519
Tax benefit	2,643	3,686	2,805
Share-based compensation expense, net of tax	$5,285	$6,195	$4,714
Stock Options
Share-based payment awards in the form of stock option awards for 0.6 million, 0.5 million and 0.5 million options were granted to employees during the years ended December 31, 2013, 2012, and 2011. Compensation expense is based on the grant date fair value. The awards vest annually over a three-year or four-year period and have a contractual term of seven years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.
The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2013, 2012 and 2011:

Employee stock options:	2013	2012	2011
Volatility	51.7%	82.4%	79.3%
Risk-free interest rate	0.7%	0.6%	1.8%
Dividend yield	—%	—%	—%
Expected life (years)	3.6	3.8	4.0
Weighted average fair value per option	$3.80	$5.42	$5.14
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
(13)    BENEFIT PLANS
401(k) Plan The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches employees’ contributions to a maximum match of 4% of the employee’s eligible wages. The employer matching contribution expense under the Plan was $3.2 million, $3.0 million and $3.2 million in the fiscal years ended December 31, 2013, 2012 and 2011, respectively.
Defined Benefit Plans The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.
The tables below set forth the Company’s estimated funded status as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$12,607	$16,364
Service cost	98	89
Interest cost	122	163
Actuarial gain	(158)	367
Benefits paid	(1,072)	(3,329)
Foreign exchange impact	(1,742)	(1,047)
Benefit obligation at end of year	9,855	12,607
Change in plan assets:
Fair value of plan assets at beginning of year	382	357
Return on plan assets	5	4
Employer contributions	9	8
Foreign exchange impact	(12)	13
Fair value of plan assets at end of year	384	382
Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(9,471)	$(12,225)
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2013	2012
Noncurrent liability	$(9,471)	$(12,225)
Accumulated other comprehensive loss, net of taxes	857	1,059
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:

(In thousands)	2013	2012
Net actuarial loss	$811	$1,028
Prior service cost	259	287
Unrecognized transition obligation	(11)	(12)
Gross amount recognized	1,059	1,303
Deferred income taxes	(202)	(244)
Net amount recognized	$857	$1,059
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

(In thousands)	2013	2012
Projected benefit obligation	$9,855	$12,607
Accumulated benefit obligation	8,651	11,293
Fair value of plan assets	384	382
The components of the net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	2013	2012	2011
Pension benefits:
Service cost	$98	$89	$1,268
Interest cost	122	163	290
Expected return on plan assets	(7)	(7)	(65)
Amortization of prior service cost	19	19	126
Amortization of net transition obligation	(1)	(1)	(1)
Amortization of plan loss	219	20	49
Recognized actuarial net loss	8	1	1
Acquisition	—	—	16
Curtailments	—	—	(726)
Net periodic pension benefit cost	$458	$284	$958
The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is as follows:

(In thousands)
Transition obligation	$(1)
Prior service cost	19
Net actuarial loss	29
$47
Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2013, 2012 and 2011 are presented in the following table as weighted-averages:

	2013	2012	2011
Benefit obligations:
Discount rate	1.23%	1.19%	1.40%
Rate of compensation increase	4.10%	4.18%	4.22%
Net periodic benefit cost:
Discount rate	1.41%	1.80%	1.38%
Rate of compensation increase	2.01%	2.84%	5.14%
Expected return on plan assets	0.70%	1.14%	1.52%
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
Plan Assets
At December 31, 2013 and 2012, the Company’s pension plan assets are deposited in Bank of Taiwan in the form of money market funds, where Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit.
The fair value measurements of the Company’s pension plan assets at December 31, 2013, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$384	$384	—	—
	$384	$384	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
The fair value measurements of the Company’s pension plan assets at December 31, 2012, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$382	$382	—	—
	$382	$382	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
Cash Flows
The Company expects to make the following contributions and benefit payments:

(In thousands)	Contributions	Payments
2014	$9	$242
2015	—	123
2016	—	195
2017	—	265
2018	—	293
Years 2019-2023	—	2,340
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012.

	December 31, 2013				December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$49,988	$—	$49,988	$—	$59,980	$—	$59,980
Money market fund deposits	118,090	—	—	118,090	73,026	—	—	73,026
Short-term investments
Commercial paper	—	—	—	—	—	19,995	—	19,995
Total assets measured and recorded at fair value	$118,090	$49,988	$—	$168,078	$73,026	$79,975	$—	$153,001
Liabilities:
Foreign exchange forward contracts	$—	$514	$—	$514	$—	$4,603	$—	$4,603
Contingent consideration	$—	$—	$1,282	$1,282	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$514	$1,282	$1,796	$—	$4,603	$—	$4,603

The following table provides information about derivative positions held by the Company as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
Foreign exchange forward contracts	$620	$106	$514	$4,730	$127	$4,603
Gains and losses associated with derivatives are recorded in other income, net, in the consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments for the years ended December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Losses on foreign currency forward contracts	$5,726	$5,759
Items Measured at Fair Value on a Nonrecurring Basis

As described in note 2 to the consolidated financial statements, the Company acquired businesses in 2013 and 2012. As part of the accounting for these transactions, the Company allocated the purchase price of the acquired entities based on the fair value of all the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as well as the Company's contingent consideration obligation in the case of Jetalon and the Company's previously held equity interest in the case of EPT, was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company's management.

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

In the second quarter of 2011, the Company recorded a gain of $1.5 million on the sale of an equity investment that was classified within other income, net, in the consolidated statements of operations. The gain comprised two components—a $0.2 million loss related to the disposition of the equity interest and a $1.7 million gain related to the cumulative translation reclassification adjustment associated with the equity method investee. The carrying value of the investment at the time of the sale was $4.1 million. The Company received assets recorded at fair value of $3.9 million ($1.8 million of cash, $0.4 million of equipment, and $1.7 million of intangible assets) resulting in the aforementioned loss. The fair value measurement of the intangible assets received was based on valuations involving significant unobservable inputs, generally utilizing the market approach, or Level 3 in the fair value hierarchy.

(15)    EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing net income attributable to Entegris, Inc. by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2013	2012	2011
Basic earnings per share—Weighted common shares outstanding	138,950	137,306	134,685
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	668	1,106	1,538
Diluted earnings per share—Weighted common shares outstanding	139,618	138,412	136,223
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Shares excluded from calculations of diluted EPS	1,248	1,431	1,471
(16)    SEGMENT INFORMATION
The Company’s financial reporting segments are: Contamination Control Solutions (CCS), Microenvironments (ME), and Specialty Materials (SMD).

•	CCS: provides a wide range of products and subsystems that purify, monitor and deliver critical liquids and gases used in the semiconductor manufacturing process.

•	ME: provides products that protect wafers, reticles and electronic components at various stages of transport, processing and storage.

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
Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions, as well as amortization of intangible assets and contingent consideration fair value adjustment before interest expense, income taxes and equity in earnings of affiliates.
Summarized financial information for the Company’s reportable segments is shown in the following table:

(In thousands)	2013	2012	2011
Net sales:
CCS	$447,410	$461,838	$483,958
ME	178,201	182,375	182,150
SMD	67,848	71,690	83,151
Total net sales	$693,459	$715,903	$749,259
(In thousands)	2013	2012	2011
Segment profit:
CCS	$106,120	$116,356	$140,313
ME	35,737	37,223	29,959
SMD	7,087	12,230	18,255
Total segment profit	$148,944	$165,809	$188,527
(In thousands)	2013	2012	2011
Total assets:
CCS	$276,386	$234,766	$213,477
ME	86,810	86,755	89,642
SMD	89,343	90,797	94,191
Corporate	422,755	399,226	327,353
Total assets	$875,294	$811,544	$724,663

(In thousands)	2013	2012	2011
Depreciation and amortization:
CCS	$17,010	$15,725	$15,682
ME	9,302	8,765	7,859
SMD	10,322	10,626	10,694
Corporate	2,181	2,491	2,829
Total depreciation and amortization	$38,815	$37,607	$37,064
(In thousands)	2013	2012	2011
Capital expenditures:
CCS	$43,635	$29,650	$16,170
ME	7,633	12,632	8,618
SMD	5,467	3,980	3,039
Corporate	3,625	3,667	2,440
Total capital expenditures	$60,360	$49,929	$30,267
The following table reconciles total segment profit to operating income:

(In thousands)	2013	2012	2011
Total segment profit	$148,944	$165,809	$188,527
Less:
Amortization of intangibles	9,347	9,594	10,225
Contingent consideration fair value adjustment	(1,813)	—	—
Unallocated general and administrative expenses	47,173	56,771	51,424
Operating income	94,237	99,444	126,878
Other income, net	(1,958)	(259)	(1,086)
Income before income taxes and equity in net income of affiliates	$96,195	$99,703	$127,964

The following table presents amortization of intangibles for each of the Company’s segments for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Amortization of intangibles:
CCS	$4,099	$4,230	$4,588
ME	36	139	406
SMD	5,212	5,225	5,231
	$9,347	$9,594	$10,225
The following table summarizes total net sales, based upon the country to which sales to external customers were made for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Net sales:
United States	$201,380	$218,903	$213,671
Japan	101,529	131,521	140,657
Germany	23,240	24,437	33,020
Taiwan	128,194	126,732	116,007
Singapore	30,942	25,607	28,337
South Korea	76,353	70,763	76,888
China	36,299	31,499	40,080
Other	95,522	86,441	100,599
	$693,459	$715,903	$749,259
The following table summarizes property, plant and equipment, net, attributed to significant countries for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Property, plant and equipment:
United States	$123,846	$86,476	$59,444
Japan	24,007	27,024	29,295
Malaysia	23,801	28,398	30,328
Other	14,786	15,123	11,487
	$186,440	$157,021	$130,554
In the years ended December 31, 2013, 2012, and 2011, no single customer accounted for ten percent or more of net sales.
(17)    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial statements. The Company expenses legal costs as incurred.
(18)    SUBSEQUENT EVENT

On February 4, 2014, the Company announced that it will acquire ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.2 billion in cash pursuant to an Agreement and Plan of Merger (the Merger Agreement) with ATMI and Atomic Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Entegris (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into ATMI (the Merger). As a result of the Merger, ATMI will become a wholly-owned subsidiary of the Company.

ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Its products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics processes. Excluding ATMI's Life Sciences business, which ATMI agreed to sell to a third party on December 22, 2013, ATMI’s sales for the year ended December 31, 2013 were approximately $361 million.

Pursuant to the terms and subject to the conditions of the Merger Agreement, each share of ATMI’s common stock (ATMI Common Stock) issued and outstanding immediately will be cancelled and extinguished and converted into the right to receive $34 in cash, without interest or dividends, other than shares of ATMI Common Stock: (i) owned directly by Entegris, or any of its subsidiaries; (ii) owned by ATMI as treasury stock, or by any of its subsidiaries, (iii) subject to time and/or performance vesting conditions; or (iv) as to which dissenters’ rights have been properly exercised.

The consummation of the Merger is subject to customary regulatory approvals and closing conditions, which includes receiving the approval of holders of a majority of the outstanding ATMI common stock entitled to vote on the Merger and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and under certain foreign regulatory review processes.

The transaction is expected to close in the second quarter of 2014.

The Merger Agreement also includes customary termination provisions for both ATMI and Entegris and provides that, in connection with the termination of the Merger Agreement by Entegris, under specified circumstances ATMI will be required to pay Entegris a termination fee of $30 million. In the event that the conditions to consummating the Merger have been met on the date that the closing of the Merger is required to occur but Entegris and Merger Sub fail to consummate the Merger, ATMI, if it is not then in material breach of the Merger Agreement, may terminate the Merger Agreement and Entegris shall be required to pay ATMI a termination fee of $100 million.

In connection with the Merger, on February 4, 2014 the Company entered into a commitment letter (the Debt Commitment Letter) with Goldman Sachs Bank USA (Goldman Sachs). Pursuant to the Debt Commitment Letter, Goldman Sachs has agreed to provide the financing (the Debt Commitment Financing) necessary to consummate the Merger.

The Debt Commitment Financing will be subject to customary conditions and is anticipated to be comprised of the following elements:

•	a senior secured term loan facility, with Entegris as borrower, in an aggregate principal amount of $460 million.

•
senior unsecured notes of Entegris in an aggregate principal amount of $360 million. These notes are intended to be issued in an underwritten offering, but will be issued as a bridge loan from Goldman Sachs if for any reason the underwritten offering cannot be completed by the Merger closing.

•	a senior secured asset-based revolving credit facility in an aggregate principal amount of $85 million, only a portion of which may be advanced on the Merger closing.

Neither the senior secured term loan facility nor the senior unsecured notes carry any financial covenants; the senior secured asset-based revolving credit facility carries a financial covenant only in the event that the amount outstanding under the facility exceeds 90% of the maximum principal amount of the credit facility.

(19)    QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013
Net sales	$165,070	$177,544	$164,585	$186,260
Gross profit	67,128	77,570	70,132	79,384
Net income	16,397	19,781	17,807	20,541
Basic income per share	0.12	0.14	0.13	0.15
Diluted income per share	0.12	0.14	0.13	0.15

	Fiscal quarter ended
(In thousands, except per share data)	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012
Net sales	$175,403	$188,233	$184,449	$167,818
Gross profit	76,244	82,746	81,932	66,461
Net income	17,859	21,673	18,037	11,256
Basic income per share	0.13	0.16	0.13	0.08
Diluted income per share	0.13	0.16	0.13	0.08