Form 10-Q
period 2014-03-29
ENTEGRIS INC
filed 2014-05-05
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2014
Common Stock, $0.01 par value per share	139,168,210 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2014

Cautionary Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.
Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 29, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$381,661	$384,426
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,872 and $1,779	109,049	101,873
Inventories	100,499	94,074
Deferred tax assets, deferred tax charges and refundable income taxes	14,595	20,844
Other current assets	10,255	11,088
Total current assets	616,059	612,305
Property, plant and equipment, net of accumulated depreciation of $289,466 and $283,815	189,010	186,440
Other assets:
Intangible assets, net of accumulated amortization of $111,804 and $109,468	41,141	43,509
Deferred tax assets and other noncurrent tax assets	12,041	12,039
Other	25,251	21,001
Total assets	$883,502	$875,294
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	41,168	38,396
Accrued payroll and related benefits	18,251	30,116
Other accrued liabilities	25,104	18,700
Deferred tax liabilities and income taxes payable	6,316	10,373
Total current liabilities	90,839	97,585
Pension benefit obligations and other liabilities	15,566	15,411
Deferred tax liabilities and other noncurrent tax liabilities	5,304	5,455
Commitments and contingent liabilities
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 29, 2014 and December 31, 2013	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of March 29, 2014 and December 31, 2013: 139,167,512 and 138,734,442	1,392	1,387
Additional paid-in capital	819,759	819,632
Retained deficit	(74,287)	(88,599)
Accumulated other comprehensive income	24,929	24,423
Total equity	771,793	756,843
Total liabilities and equity	$883,502	$875,294
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	March 29, 2014	March 30, 2013
Net sales	$165,804	$165,070
Cost of sales	94,452	97,942
Gross profit	71,352	67,128
Selling, general and administrative expenses	34,787	32,421
Engineering, research and development expenses	15,690	12,173
Amortization of intangible assets	2,336	2,287
Operating income	18,539	20,247
Other income, net	(16)	(1,348)
Income before income taxes	18,555	21,595
Income tax expense	4,243	5,198
Net income	$14,312	$16,397

Basic net income per common share	$0.10	$0.12
Diluted net income per common share	$0.10	$0.12
Weighted shares outstanding:
Basic	138,927	139,025
Diluted	139,706	139,831
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Net income	$14,312	$16,397
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	484	(11,596)
Pension liability adjustments, net of tax	22	43
Other comprehensive income (loss)	506	(11,553)
Comprehensive income	$14,818	$4,844
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$41,997	$(1,059)	$694,799
Shares issued under stock plans	1,418	14	4,859	—	—	—	4,873
Share-based compensation expense	—	—	1,688	—	—	—	1,688
Repurchase and retirement of common stock	(388)	(4)	(2,265)	(1,508)	—	—	(3,777)
Tax benefit associated with stock plans	—	—	740	—	—	—	740
Pension liability adjustment, net of tax	—	—	—	—	—	43	43
Foreign currency translation	—	—	—	—	(11,596)	—	(11,596)
Net income	—	—	—	16,397	—	—	16,397
Balance at March 30, 2013	139,488	$1,395	$814,536	$(142,149)	$30,401	$(1,016)	$703,167
(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2013	138,734	$1,387	$819,632	$(88,599)	$25,280	$(857)	$756,843
Shares issued under stock plans, net of shares withheld for employee taxes	434	5	(1,994)	—	—	—	(1,989)
Share-based compensation expense	—	—	1,877	—	—	—	1,877
Tax benefit associated with stock plans	—	—	244	—	—	—	244
Pension liability adjustment, net of tax	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	484	—	484
Net income	—	—	—	14,312		—	14,312
Balance at March 29, 2014	139,168	$1,392	$819,759	$(74,287)	$25,764	$(835)	$771,793
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Operating activities:
Net income	$14,312	$16,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,832	7,296
Amortization	2,336	2,287
Share-based compensation expense	1,877	1,688
Other	843	2,043
Changes in operating assets and liabilities:
Trade accounts receivable and notes receivable	(7,217)	(12,893)
Inventories	(7,545)	(3,758)
Accounts payable and accrued liabilities	(3,554)	(7,015)
Other current assets	827	1,970
Income taxes payable and refundable income taxes	2,012	318
Other	689	(898)
Net cash provided by operating activities	12,412	7,435
Investing activities:
Acquisition of property, plant and equipment	(13,780)	(16,140)
Proceeds from maturities of short-term investments	—	20,000
Other	395	12
Net cash (used in) provided by investing activities	(13,385)	3,872
Financing activities:
Issuance of common stock	—	4,873
Taxes paid related to net share settlement of equity awards	(1,989)	—
Repurchase and retirement of common stock	—	(3,777)
Other	244	741
Net cash (used in) provided by financing activities	(1,745)	1,837
Effect of exchange rate changes on cash and cash equivalents	(47)	(4,717)
(Decrease) increase in cash and cash equivalents	(2,765)	8,427
Cash and cash equivalents at beginning of period	384,426	330,419
Cash and cash equivalents at end of period	$381,661	$338,846
Supplemental Cash Flow Information

(In thousands)	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Non-cash transactions:
Equipment purchases in accounts payable	$3,465	4,149
Debt issuance costs in other accrued liabilities	$4,242	—
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
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
Recent Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the period ended March 29, 2014.
Other Accounting Standards Updates issued not effective for the Company until after March 29, 2014 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. INVENTORIES
Inventories consist of the following:

(In thousands)	March 29, 2014	December 31, 2013
Raw materials	$28,826	$26,012
Work-in process	13,464	10,512
Finished goods(a)	57,676	56,998
Supplies	533	552
Total inventories	$100,499	$94,074

(a)	Includes consignment inventories held by customers for $5.1 million and $5.1 million at March 29, 2014 and December 31, 2013, respectively.
3. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Basic—weighted common shares outstanding	138,927	139,025
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	779	806
Diluted—weighted common shares and common shares equivalent outstanding	139,706	139,831
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 29, 2014 and March 30, 2013:

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Shares excluded from calculations of diluted EPS	1,509	2,194
4. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at March 29, 2014 and December 31, 2013. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	March 29, 2014				December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$—	$—	$—	$—	$49,988	$—	$49,988
Money market fund deposits	187,095	—	—	187,095	118,090	—	—	118,090
Other current assets
Foreign exchange forward contracts	—	257	—	257	—	—	—	—
Total assets measured and recorded at fair value	$187,095	$257	$—	$187,352	$118,090	$49,988	$—	$168,078
Liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$514	$—	$514
Contingent consideration obligation	—	—	1,282	1,282	—	—	1,282	1,282
Total liabilities measured and recorded at fair value	$—	$—	$1,282	$1,282	$—	$514	$1,282	$1,796
The following table provides information about derivative positions held by the Company as of March 29, 2014 and December 31, 2013:

	March 29, 2014			December 31, 2013
(In thousands)	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Foreign exchange forward contracts	$292	$35	$257	$620	$106	$514

Gains and losses associated with derivatives are recorded in other income, net in the condensed consolidated statements of operations. Gains (losses) associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Gains (losses) on forward currency contracts	$257	$(3,354)

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
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Net sales
CCS	$105,318	$103,961
ME	42,791	44,132
SMD	17,695	16,977
Total net sales	$165,804	$165,070

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Segment profit
CCS	$24,480	$22,078
ME	7,837	9,325
SMD	1,913	2,216
Total segment profit	$34,230	$33,619
The following table reconciles total segment profit to operating income:

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Total segment profit	$34,230	$33,619
Less:
Amortization of intangible assets	2,336	2,287
Unallocated general and administrative expenses	13,355	11,085
Operating income	18,539	20,247
Other income, net	(16)	(1,348)
Income before income taxes	$18,555	$21,595

6. SUBSEQUENT EVENT

On April 30, 2014, the Company acquired ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.2 billion in cash pursuant to an Agreement and Plan of Merger (the Merger Agreement) with ATMI and Atomic Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Entegris (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, Merger Sub would be merged with and into ATMI (the Merger). As a result of the Merger, ATMI became a wholly-owned subsidiary of the Company. The Merger will be accounted for under the acquisition method of accounting and the results of operations of ATMI will be included in the Company's condensed consolidated financial statements as of and since April 30, 2014. Costs of $1.3 million associated with the acquisition of ATMI were expensed as incurred in the three months ended March 29, 2014.

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

The Company was not able to include certain required disclosures in its quarterly report on Form 10-Q for the three months ended March 29, 2014 because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available.

The Merger was funded with existing cash balances as well as funds raised by the Company through the issuance of debt in the form of a senior secured term loan in an aggregate principal amount of $460 million and senior unsecured notes in an aggregate principal amount of $360 million. On April 1, 2014, the Company issued $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022. The Company entered into the senior secured term loan facility on April 30, 2014 in an aggregate principal amount of $460 million. The senior secured term loan is due April 30, 2021 and initially bears interest at a rate per annum equal to the sum of 2.75% plus the applicable LIBOR rate then in effect. In addition to the senior term loan, on April 30, 2014 the Company also entered into a senior secured asset-based revolving credit facility that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility is due April 30, 2019 and bears interest at a rate per annum equal to the sum of 2% plus the applicable LIBOR rate then in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2014 end March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014. Unaudited information for the three months ended March 29, 2014 and March 30, 2013 and the financial position as of March 29, 2014 and December 31, 2013 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results for the Three Months Ended March 29, 2014
For the three months ended March 29, 2014, net sales increased by $0.7 million to $165.8 million, compared to $165.1 million for the three months ended March 30, 2013. Trends in the semiconductor industry remained mixed. Sequentially, overall demand from the Company's semiconductor industry customers softened from the fourth quarter of 2013 which had seen modest improvement in industry fab utilization rates and industry capital spending.
Net sales for the three-month period ended March 29, 2014 included unfavorable foreign currency translation effects of $2.3 million primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales increased 2% for the three-month period in 2014 when compared to the year-ago period.
The Company reported a higher gross profit in the first quarter when compared to the comparable year-ago period, primarily due to margin improvement associated with an improved sales mix. The Company’s gross margin rate for the first quarter was 43.0% compared to 40.7% in the year-ago period. Operating costs, consisting of selling, general and administrative (SG&A) and engineering, research and development (ER&D), increased 13% for the first quarter of 2014 when compared to the year-ago quarter.
The Company’s year-to-date effective tax rate decreased to 22.9% in 2014, compared to 24.1% in 2013. The lower rate in 2014 reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates. The effective tax rate in 2013 included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
The Company’s reporting segments experienced varied net sales and operating results for the three-month period as described in greater detail below.

As a result of the aforementioned factors, the Company reported net income of $14.3 million, or $0.10 per diluted share, for the quarter ended March 29, 2014 compared to net income of $16.4 million, or $0.12 per diluted share, in the quarter ended March 30, 2013.
During the three-month period ended March 29, 2014, the Company’s operating activities provided net cash flow of $12.4 million. Capital expenditures were $13.8 million for the period. Cash and cash equivalents were $381.7 million at March 29, 2014 compared with cash and cash equivalents of $384.4 million at December 31, 2013. The Company had no outstanding short-term or long-term debt at March 29, 2014 or December 31, 2013.
Subsequent Event
On April 30, 2014, the Company acquired ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.2 billion in cash pursuant to an Agreement and Plan of Merger with ATMI. ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. ATMI’s sales for the year ended December 31, 2013 were approximately $361 million. The acquisition of ATMI was funded with existing cash balances as well as funds raised by the Company through the issuance of debt in the form of a senior secured term loan in the aggregate principal amount of $460 million and senior unsecured notes in the aggregate principal amount of $360 million. See note 6 to the condensed consolidated financial statements for more information concerning the merger and the related issuance of debt.

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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to accounts receivable-related valuation allowances, inventory valuation, impairment of long-lived assets, and income taxes. There have been no material changes in these aforementioned critical accounting policies.

Three Months Ended March 29, 2014 Compared to Three Months Ended March 30, 2013 and December 31, 2013
The following table compares operating results for the three months ended March 29, 2014 with results for the three months ended March 30, 2013 and December 31, 2013, both in absolute dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	March 29, 2014		March 30, 2013		December 31, 2013
Net sales	$165,804	100.0%	$165,070	100.0%	$186,260	100.0%
Cost of sales	94,452	57.0	97,942	59.3	106,876	57.4
Gross profit	71,352	43.0	67,128	40.7	79,384	42.6
Selling, general and administrative expenses	34,787	21.0	32,421	19.6	37,559	20.2
Engineering, research and development expenses	15,690	9.5	12,173	7.4	15,773	8.5
Amortization of intangible assets	2,336	1.4	2,287	1.4	2,358	1.3
Operating income	18,539	11.2	20,247	12.3	23,694	12.7
Other income, net	(16)	—	(1,348)	(0.8)	(663)	(0.4)
Income before income taxes	18,555	11.2	21,595	13.1	24,357	13.1
Income tax expense	4,243	2.6	5,198	3.1	3,816	2.0
Net income	$14,312	8.6%	$16,397	9.9%	$20,541	11.0%
Net sales For the three months ended March 29, 2014, net sales increased by $0.7 million to $165.8 million, compared to $165.1 million for the three months ended March 30, 2013. Trends in the semiconductor industry remained mixed, with pockets of strength in some areas, offset by softer trends in others. Sequentially, overall demand from the Company's semiconductor industry customers softened from the fourth quarter of 2013 which had seen modest improvement in industry fab utilization rates and industry capital spending.
The sales increase for the three-month period ended March 29, 2014 included unfavorable foreign currency translation effects of $2.3 million primarily related to the weakening of the Japanese yen versus the U.S. dollar. Excluding this factor, net sales increased 2% for the three-month periods in 2014 when compared to the year-ago period.
The Company’s operating segments experienced varied sales results. See “Segment Analysis” included below in this section for additional detail.
Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products in the quarter ended March 29, 2014 increased 1%, while sales of capital-driven products increased 1% compared to the year ago period. In the quarter ended March 29, 2014, sales of unit-driven products represented 66% and capital-driven products represented 34% of total sales. For the first quarter of 2013 and fourth quarter of 2013, this split was 66%/34% and 65%/35%, respectively.
On a geographic basis, total sales in the first quarter of 2014 to North America were 29%, Asia (excluding Japan) 43%, Europe 15% and Japan 14% compared to prior year first quarter figures as follows: North America 29%, Asia (excluding Japan) 43%, Europe 12% and Japan 15%. Sales in North America and Asia remained flat, Japan fell 8%, and sales increased 12% in Europe in the first quarter of 2014 compared to a year ago. The decrease in Japan sales was primarily due to the fluctuation in exchange rates noted above.
On a sequential basis, net sales decreased 11% from $186.3 million in the fourth quarter of 2013 and reflected decreases of 9% and 14% in sales for both unit-driven and capital-driven products, respectively. On a geographic basis, net sales to Asia (excluding Japan), Japan, and North America declined by 10%, 22%, and 13%, respectively, while net sales to Europe increased 3%.
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

Gross profit Gross profit for the three months ended March 29, 2014 increased to $71.4 million, up from $67.1 million for the three months ended March 30, 2013. Primarily reflecting margin improvement associated with a more favorable sales mix, the Company reported a higher gross profit in the first quarter when compared to the comparable year-ago period. The Company’s gross margin rate for the first quarter was 43.0% compared to 40.7% in the year-ago period.
On a sequential basis, gross profit decreased by $8.0 million to $71.4 million in the first quarter of 2014. The sequential gross profit reduction primarily reflects the Company's lower sales levels, partly offset by slightly improved sales mix. The gross margin rate of 43.0% for the first quarter of 2014 improved from 42.6% in the fourth quarter of 2013.
Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were $34.8 million for the three months ended March 29, 2014, up 7% from the comparable three-month period a year earlier. Consulting and professional fees, and government fees, both primarily reflecting costs related to the ATMI acquisition, rose by $1.6 million. Travel-related expenditures increased by $0.6 million.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $15.7 million in the three months ended March 29, 2014 compared to $12.2 million in the year-ago period. The $3.5 million increase in ER&D expense was due to higher employee costs of $1.2 million as well as increased ER&D activity levels, reflecting higher customer samples and supplies of $1.4 million.
Other income, net Other income, net was $0.0 million and $1.3 million in the three-month periods ended March 29, 2014 and March 30, 2013, respectively, which are mainly due to foreign currency transaction gains.

Income tax expense The Company recorded income tax expense of $4.2 million in the three months ended March 29, 2014 compared to income tax expense of $5.2 million in the three months ended March 30, 2013. The Company’s year-to-date effective tax rate decreased to 22.9% in 2014, compared to 24.1% in 2013. The lower rate in 2014 reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates. The effective tax rate in 2013 included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
Net income The Company recorded net income of $14.3 million, or $0.10 per diluted share, in the three-month period ended March 29, 2014 compared to net income of $16.4 million, or $0.12 per diluted share, in the three-month period ended March 30, 2013. The reductions in net income and diluted earnings per share mainly reflect the Company's higher operating expenses (SG&A and ER&D expenses) offset in part by improved gross profit and a lower effective tax rate.
Non-GAAP Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See “Non-GAAP Information” included below in this section for additional detail, including the definition of non-GAAP financial measures and the reconciliation of GAAP measures to the Company’s non-GAAP measures.
The Company’s non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share.
Adjusted EBITDA increased 1% to $30.0 million in the three-month period ended March 29, 2014, compared to $29.8 million in the three-month period ended March 30, 2013. Adjusted EBITDA, as a percent of net sales, remained flat at 18.1% from a year earlier. Adjusted Operating Income decreased 2% to $22.2 million in the three-month period ended March 29, 2014, compared to $22.5 million in the three-month period ended March 30, 2013. Adjusted Operating Income, as a percent of net sales, decreased to 13.4% from 13.7% a year earlier. Non-GAAP Earnings Per Share decreased 8% to $0.12 in the three-month period ended March 29, 2014, compared to $0.13 in the three-month period ended March 30, 2013.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 5 to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three reporting segments for the three months ended March 29, 2014 and March 30, 2013, and the three months ended December 31, 2013.

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013	December 31, 2013
Contamination Control Solutions
Net sales	$105,318	$103,961	$123,665
Segment profit	24,480	22,078	30,417
Microenvironments
Net sales	$42,791	$44,132	$45,680
Segment profit	7,837	9,325	8,413
Specialty Materials
Net sales	$17,695	$16,977	$16,915
Segment profit	1,913	2,216	970
Contamination Control Solutions (CCS)
For the first quarter of 2014, CCS net sales increased 1% to $105.3 million, from $104.0 million in the comparable period last year. The increase included unfavorable foreign currency translation effects of $2.2 million, related to weakness in the Japanese yen; excluding the unfavorable foreign currency translation effect, CCS sales rose 3%. The slight year-over-year sales increase primarily reflected higher sales of gas filtration products. Sales of fluid components and systems and liquid filtration products were flat. CCS reported a segment profit of $24.5 million in the first quarter of 2014, up 11% from $22.1 million in the year-ago period due to a favorable sales mix, partly offset by a 14% increase in operating expenses, mainly consisting of higher ER&D expenditures.
Primarily due to lower sales of liquid filtration products, CCS sales were down 15% on a sequential basis from the fourth quarter of 2013. CCS's segment profit declined by 20%, primarily reflecting the decrease in sales levels, partially offset by a slightly favorable sales mix and a 3% decrease in operating expenses.
Microenvironments (ME)
For the first quarter of 2014, ME net sales decreased 3% to $42.8 million, from $44.1 million in the comparable period last year. The revenue decrease primarily reflected lower sales of 300mm wafer process and wafer shipper products. ME reported a segment profit of $7.8 million in the first quarter of 2014 compared to a $9.3 million segment profit in the year-ago period. The decrease in the segment's gross profit is associated with lower sales levels, offset partly by a favorable sales mix, and a 1% decrease in operating expenses.

Sales were down 6% on a sequential basis from the fourth quarter of 2013, reflecting reduced sales of 300mm wafer process products. The decrease in the segment's gross profit associated with lower sales levels and an unfavorable sales mix, was partially offset by a 13% decrease in operating expense levels, leading to a lower sequential segment profit for the first quarter of 2014.
Specialty Materials (SMD)
For the first quarter of 2014, SMD net sales increased 4%, to $17.7 million, from $17.0 million in the comparable period last year. The sales increase mainly reflected slightly improved demand for SMD’s high-margin specialty-coated products. SMD reported a segment profit of $1.9 million in the first quarter of 2014, down 14%, compared to a segment profit of $2.2 million in the first quarter of 2013. An increase in operating expenses, mainly related to increased ER&D expenditures, accounts for the reduction in segment profit.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $13.4 million in the first quarter of 2014 compared to $11.1 million in the first quarter of 2013. Costs related to the ATMI acquisition, consisting mainly of consulting and professional fees, and government fees, were $1.3 million in the first quarter of 2014.

Liquidity and Capital Resources
Operating activities Cash flow provided by operating activities totaled $12.4 million in the three months ended March 29, 2014. Cash generated by operating activities in the three months ended March 29, 2014 was primarily the result of net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation). The net impact of changes in operating assets and liabilities absorbed $14.8 million in operating cash flow, mainly reflecting increases in accounts receivable and inventories, and a decrease in accrued liabilities.
Despite the decline in sales, accounts receivable increased by $7.2 million during the three months ended March 29, 2014. This change mainly reflects the increase in the Company’s days sales outstanding (DSO) as well significant sales being made late in the quarter. The Company’s DSO was 60 days at March 29, 2014 compared to a historically-low 50 days at the beginning of the year.
Inventories at March 29, 2014 increased by $6.4 million during the three months ended March 29, 2014, but increased by $7.5 million after taking into account the impact of foreign currency translation adjustments and the provision for excess and obsolete inventory. The increase reflects higher levels of work-in-process and raw materials.
Accounts payable and accrued liabilities decreased $2.7 million during the three months ended March 29, 2014, but were $3.6 million lower net of foreign currency translation adjustments. The decrease reflects the payment of fiscal year 2013 incentive compensation during the first quarter of 2014.
Working capital at March 29, 2014 was $525.2 million, compared to $514.7 million as of December 31, 2013, and included $381.7 million in cash and cash equivalents, compared to cash and cash equivalents of $384.4 million as of December 31, 2013.
Investing activities Cash flow used in investing activities totaled $13.4 million in the three-month period ended March 29, 2014.
Acquisition of property and equipment totaled $13.8 million, which primarily reflected investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. As of March 29, 2014, the Company had outstanding capital purchase obligations of $11.1 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. As of March 29, 2014, the Company expects its capital expenditures in 2014 to be approximately $30 million, as the Company capital expenditure plans will generally reflect more normalized capital spending levels.
As noted above, on April 30, 2014, the Company acquired ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.2 billion in cash pursuant to an Agreement and Plan of Merger with ATMI. See note 6 to the Company's condensed consolidated financial statements for more information concerning the acquisition.
Financing activities Cash used in financing activities totaled $1.7 million during the three-month period ended March 29, 2014, primarily reflecting minimum withholding tax obligations paid in connection with the net settlement of vested restricted stock awards issued under the Company’s employee stock plans.
As of March 29, 2014, the Company had a revolving credit facility maturing June 9, 2014, with a revolving credit commitment of $30.0 million. As of March 29, 2014, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the revolving credit facility. Through March 29, 2014, the Company was in compliance with all applicable financial covenants included in the terms of the revolving credit facility. The revolving credit facility was terminated upon consummation of the ATMI acquisition described in note 6 to the condensed consolidated financial statements.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.7 million. There were no outstanding borrowings under these lines of credit at March 29, 2014.
The Company believes that its cash and cash equivalents, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations, as well as the debt financing related to the acquisition of ATMI described in note 6 to the Company’s condensed consolidated financial statements, will be sufficient to meet its working capital and investment requirements for at least the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms.

At March 29, 2014, the Company’s shareholders’ equity was $771.8 million, up 2% from $756.8 million at the beginning of the year. The increase reflected net income of $14.3 million, additional paid-in capital of $1.9 million associated with the Company’s share-based compensation expense and foreign currency translation effects of $0.5 million, the latter factor of which is mainly associated with the weakening of the the U.S. dollar versus the Japanese yen and Malaysian ringgit. These increases were partly offset by the taxes paid related to net settlement of equity awards of $2.0 million.
As of March 29, 2014, the Company’s sources of available funds were its cash and cash equivalents of $381.7 million, funds available under its revolving credit facility and international credit facilities and cash flow generated from operations. As of March 29, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $109.0 million. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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
Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) income tax expense, (2) other income, net, (3) amortization of intangible assets, (4) transaction-related costs and (5) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) amortization of intangible assets, (2) transaction-related costs and (3) the tax effect of those adjustments to net income.
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
Third, there is no assurance the Company will not have future restructuring activities, contingent consideration fair value adjustments, translation-related costs, gains or losses on sale of equity investments, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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
Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted operating income and Adjusted EBITDA

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Net sales	$165,804	$165,070
Net income	$14,312	$16,397
Adjustments to net income
Income tax expense	4,243	5,198
Other income, net	(16)	(1,348)
GAAP – Operating income	18,539	20,247
Amortization of intangible assets	2,336	2,287
Transaction-related costs	1,281	—
Adjusted operating income	22,156	22,534
Depreciation	7,832	7,296
Adjusted EBITDA	$29,988	$29,830

Adjusted operating income – as a % of net sales	13.4%	13.7%
Adjusted EBITDA – as a % of net sales	18.1%	18.1%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended
(In thousands)	March 29, 2014	March 30, 2013
Net income	$14,312	$16,397
Adjustments to net income
Amortization of intangible assets	2,336	2,287
Transaction-related costs	1,281	—
Tax effect of adjustments to net income	(1,279)	(824)
Non-GAAP net income	$16,650	$17,860

Diluted earnings per common share	$0.10	$0.12
Effect of adjustments to net income	0.02	0.01
Diluted non-GAAP earnings per common share	$0.12	$0.13

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 29, 2014, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 29, 2014. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of March 29, 2014, its CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

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

ENTEGRIS, INC.

Date: May 5, 2014	/s/ Gregory B. Graves
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