Form 10-Q
period 2014-06-28
ENTEGRIS INC
filed 2014-08-05
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2014
Common Stock, $0.01 par value per share	139,453,339 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2014

Cautionary Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the headings “Risks Relating to our Business and Industry”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Securities”, the risks described in Part II, Item 1A of this report, as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.
Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$366,983	$384,426
Short-term investments	10,956	—
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,929 and $1,779	181,551	101,873
Inventories	191,225	94,074
Deferred tax assets, deferred tax charges and refundable income taxes	21,150	20,844
Other current assets	33,621	11,088
Total current assets	805,486	612,305
Property, plant and equipment, net of accumulated depreciation of $300,041 and $283,815	319,871	186,440
Other assets:
Goodwill	328,431	12,274
Intangible assets, net of accumulated amortization of $121,193 and $109,468	336,128	43,509
Deferred tax assets and other noncurrent tax assets	37,065	12,039
Other	36,548	8,727
Total assets	$1,863,529	$875,294
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	4,600	—
Accounts payable	69,917	38,396
Accrued payroll and related benefits	35,192	30,116
Other accrued liabilities	31,725	18,700
Deferred tax liabilities and income taxes payable	26,894	10,373
Total current liabilities	168,328	97,585
Long-term debt, excluding current maturities	813,100	—
Pension benefit obligations and other liabilities	27,821	15,411
Deferred tax liabilities and other noncurrent tax liabilities	89,127	5,455
Commitments and contingent liabilities
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 28, 2014 and December 31, 2013	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of June 28, 2014 and December 31, 2013: 139,328,852 and 138,734,442	1,393	1,387
Additional paid-in capital	823,088	819,632
Retained deficit	(88,956)	(88,599)
Accumulated other comprehensive income	29,628	24,423
Total equity	765,153	756,843
Total liabilities and equity	$1,863,529	$875,294

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$251,578	$177,544	$417,382	$342,614
Cost of sales	162,910	99,974	257,362	197,916
Gross profit	88,668	77,570	160,020	144,698
Selling, general and administrative expenses	82,347	35,397	117,134	67,818
Engineering, research and development expenses	21,581	13,427	37,271	25,600
Amortization of intangible assets	9,390	2,359	11,726	4,646
Contingent consideration fair value adjustment	(1,282)	—	(1,282)	—
Operating (loss) income	(23,368)	26,387	(4,829)	46,634
Interest expense	12,537	40	12,566	44
Interest income	(192)	(54)	(415)	(179)
Other expense (income), net	1,351	(896)	1,529	(2,123)
(Loss) income before income taxes	(37,064)	27,297	(18,509)	48,892
Income tax (benefit) expense	(22,445)	7,516	(18,202)	12,714
Equity in net loss of affiliates	50	—	50	—
Net (loss) income	$(14,669)	$19,781	$(357)	$36,178

Basic net (loss) income per common share	$(0.11)	$0.14	$—	$0.26
Diluted net (loss) income per common share	$(0.11)	$0.14	$—	$0.26
Weighted shares outstanding:
Basic	139,238	139,255	139,083	139,140
Diluted	139,238	139,751	139,083	139,791
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net (loss) income	$(14,669)	$19,781	$(357)	$36,178
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5,346	(4,823)	5,830	(16,420)
Available-for-sale investments, unrealized loss, net of tax benefit of $367 for three and six months ended June 28 2014	(644)	—	(644)	—
Pension liability adjustments	(3)	14	19	57
Other comprehensive income (loss)	4,699	(4,809)	5,205	(16,363)
Comprehensive (loss) income	$(9,970)	$14,972	$4,848	$19,815
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$41,997	$(1,059)	$694,799
Shares issued under stock plans	1,687	17	6,305	—	—	—	6,322
Share-based compensation expense	—	—	3,769	—	—	—	3,769
Repurchase and retirement of common stock	(970)	(10)	(5,663)	(3,709)	—	—	(9,382)
Tax benefit associated with stock plans	—	—	940	—	—	—	940
Pension liability adjustment, net of tax	—	—	—	—	—	57	57
Foreign currency translation	—	—	—	—	(16,420)	—	(16,420)
Net income	—	—	—	36,178	—	—	36,178
Balance at June 29, 2013	139,175	$1,392	$814,865	$(124,569)	$25,577	$(1,002)	$716,263
(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Available-for-sale investments, change in net unrealized losses	Defined benefit pension adjustments	Total
Balance at December 31, 2013	138,734	$1,387	$819,632	$(88,599)	$25,280	$—	$(857)	$756,843
Shares issued under stock plans, net of shares withheld for employee taxes	595	6	(1,536)	—	—	—	—	(1,530)
Share-based compensation expense	—	—	4,155	—	—	—	—	4,155
Tax benefit associated with stock plans	—	—	837	—	—	—	—	837
Pension liability adjustment, net of tax	—	—	—	—	—	—	19	19
Available-for-sale investments, change in net unrealized losses	—	—	—	—	—	(644)	—	(644)
Foreign currency translation	—	—	—	—	5,830	—	—	5,830
Net loss	—	—	—	(357)		—	—	(357)
Balance at June 28, 2014	139,329	$1,393	$823,088	$(88,956)	$31,110	$(644)	$(838)	$765,153
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	June 28, 2014	June 29, 2013
Operating activities:
Net (loss) income	$(357)	$36,178
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	18,875	14,607
Amortization	11,726	4,646
Share-based compensation expense	4,155	3,769
Charge for fair value write-up of acquired inventory sold	24,293	—
Provision for deferred income taxes	(25,467)	1,878
Other	4,907	882
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(24,269)	(19,485)
Inventories	(7,003)	(3,135)
Accounts payable and accrued liabilities	12,599	(5,359)
Other current assets	253	2,353
Income taxes payable and refundable income taxes	1,500	7,524
Other	2,257	(1,603)
Net cash provided by operating activities	23,469	42,255
Investing activities:
Acquisition of business, net of cash acquired	(808,940)	(13,358)
Acquisition of property, plant and equipment	(28,945)	(34,131)
Proceeds from maturities of short-term investments	5,911	20,000
Proceeds from sale of assets held for sale	—	6,500
Payments for non-compete agreements	(7,517)	—
Other	398	47
Net cash used in investing activities	(839,093)	(20,942)
Financing activities:
Proceeds from long-term debt	855,200	—
Payments of long-term debt	(37,500)	—
Issuance of common stock	503	6,322
Taxes paid related to net share settlement of equity awards	(2,033)	—
Payments for debt issue costs	(20,747)	—
Repurchase and retirement of common stock	—	(9,382)
Other	829	941
Net cash provided by (used in) financing activities	796,252	(2,119)
Effect of exchange rate changes on cash and cash equivalents	1,929	(6,202)
(Decrease) increase in cash and cash equivalents	(17,443)	12,992
Cash and cash equivalents at beginning of period	384,426	330,419
Cash and cash equivalents at end of period	$366,983	$343,411
Supplemental Cash Flow Information

(In thousands)	Six months Ended June 28, 2014	Six months Ended June 29, 2013
Non-cash transactions:
Equipment purchases in accounts payable	$1,771	4,129
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations Entegris is a leading provider of yield-enhancing materials and solutions for advanced manufacturing processes in the semiconductor and other high-technology industries.
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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 28, 2014 and December 31, 2013, and the results of operations, comprehensive (loss) income and cash flows for the three and six months ended June 28, 2014 and June 29, 2013.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)(ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for the quarter ending March 31, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.
Other Accounting Standards Updates issued but not effective for the Company until after June 28, 2014 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. ACQUISTIONS

ATMI
On April 30, 2014, the Company acquired ATMI, Inc. (the Merger), a Delaware corporation (ATMI), for approximately $1.1 billion in cash pursuant to an Agreement and Plan of Merger (the Merger Agreement), dated as of February 4, 2014. As a result of the Merger, ATMI became a wholly-owned subsidiary of the Company. The Merger was accounted for under the acquisition method of accounting and the results of operations of ATMI are included in the Company's condensed consolidated financial statements as of and since April 30, 2014. Direct costs of $12.0 million and $13.3 million associated with the acquisition of ATMI, consisting mainly of professional and consulting fees, were expensed as incurred in the three and six months ended June 28, 2014, respectively. These costs are classified as selling, general and administrative expense in the Company's condensed consolidated statement of operations.

ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronic devices. Its products consist of “front-end” semiconductor performance materials, sub-
atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics processes. The acquisition was executed to expand the Company’s product offering base and technological base, and enhance the leverage of its selling and administrative functions. ATMI’s sales for the year ended December 31, 2013 were approximately $361 million.

The purchase price of ATMI consisted of the following:

(In thousands):
Cash paid to ATMI shareholders	$1,099,033
Cash paid in settlement of shared-based compensation awards	31,001
Total purchase price	1,130,034
Less cash and cash equivalents acquired	321,094
Total purchase price, net of cash acquired	$808,940

Under the terms of the Merger Agreement, the Company paid $34 per share for all outstanding shares of ATMI (excluding treasury shares). In addition, the Company settled all outstanding share-based compensation awards held by ATMI employees at the same per share price. The acquisition method of accounting requires the Company to include the amount associated with pre-combination service as consideration in the acquisition, reflected in the table immediately above, while the fair value of the unvested portion of the awards in the amount of $21.3 million is recorded as expense, classified as selling, general and administrative expense, in the Company's condensed consolidated statement of operations.

The Merger was funded with existing cash balances as well as funds raised by the Company through the issuance of debt in the form of a senior secured term loan in an aggregate principal amount of $460 million and senior unsecured notes in an aggregate principal amount of $360 million as described in further detail in note 5 to the condensed consolidated financial statements.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the ATMI acquisition:

(In thousands):
Accounts receivable and other current assets	$108,051
Inventory	115,962
Property, plant and equipment	123,641
Identifiable intangible assets	296,726
Other noncurrent assets	20,139
Current liabilities	(72,804)
Deferred tax liabilities and other noncurrent liabilities	(98,877)
Net assets acquired	492,838
Goodwill	316,102
Total purchase price, net of cash acquired	$808,940

The fair value of acquired inventories of $116.0 million is provisional pending the Company's review of the calculations underlying the valuation for those assets and is valued at the estimated selling price less the cost of disposal and reasonable profit for the selling effort. The fair value write-up of acquired finished goods inventory was $48.6 million, the amount of which will be amortized over the expected turn of the acquired inventory. Accordingly, a $24.3 million incremental cost of sales charge associated with the fair value write-up of inventory acquired in the merger with ATMI was recorded for the three months ended June 28, 2014.

The fair value of acquired property, plant and equipment of $123.6 million is provisional pending the Company's review of the valuation report for those assets from a third-party valuation firm and is valued at its value-in-use, unless there was a known plan to dispose of an asset.

The fair value of the acquired intangible assets of $296.7 million is provisional pending the Company's review of the valuation report for those assets from a third-party valuation firm. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life of approximately 8.2 years and are being amortized on a straight-line basis. The intangible assets that comprise the amount include customer relationships of $160.8 million (10-year weighted average useful life), technology and related trade names of $120.8 million (6-year weighted average useful life), and other intangible assets of $15.1 million (8- year weighted average useful life).

The fair value of acquired identifiable intangible assets was determined using the “income approach” on an individual project basis. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

The purchase price of ATMI exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $316.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for tax purposes. The assignment of goodwill to the Company's reportable segments will be completed in connection with the final valuation of assets acquired and liabilities assumed.

The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the valuation of certain assets and liabilities is still being finalized. In addition to inventory, property, plant and equipment, and identifiable intangible assets, for the reasons noted above, the Company's valuation of the ATMI's tax accounts is provisional pending the completion of and the Company's review of ATMI's tax returns to be filed for periods up to the acquisition date. To the extent that the Company's estimates require adjustment, the Company will modify the value.

Subsequent to the Merger, the Company made severance payments of $7.5 million to ATMI executives. Under the terms of various agreements, the executives are unable to compete with the Company for periods averaging 1.6 years. Based on the Company's analysis, the payments associated with these noncompete clauses were capitalized as finite-lived intangible assets. The fair value of these noncompete clauses was determined using the “income approach” on an individual executive basis, following a methodology similar to the one described above for acquired identifiable intangible assets.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition of ATMI had occurred as of the beginning of the years presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Three months ended		Six months ended
(In thousands, except per share data) (Unaudited)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$280,620	$266,524	$531,647	$518,889
Net income (loss)	32,168	11,120	43,663	(42,651)
Per share amounts:
Net income (loss) per common share - basic	$0.23	$0.08	$0.31	$(0.31)
Net income (loss) per common share - diluted	0.23	0.08	0.31	(0.31)

The unaudited pro forma financial information above gives effect to the following:

a.
The elimination of transactions between Entegris and ATMI, which upon completion of the merger would be considered intercompany. This reflects the elimination of intercompany sales and associated intercompany accounts.

b.	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

c.	The above pro forma results have been reclassified to segregate the operating results of discontinued operations.

The unaudited pro forma financial information above for the three and six months ended June 28, 2014 excludes the purchase accounting impact of the incremental charge of $24.3 million reported in cost of sales for the sale of acquired inventory that was written-up to fair value. The pro forma data does not include data for Jetalon Solutions, Inc. for the period prior to the acquisition thereof due to the immaterial impact on the pro forma financial information for the six months ended June 28, 2014.
Jetalon
On April 1, 2013, the Company acquired substantially all the operating assets and liabilities of Jetalon Solutions, Inc. (Jetalon), a California-based supplier of fluid metrology products. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company's condensed consolidated financial statements as of and since April 1, 2013. The acquisition of Jetalon’s assets and liabilities did not constitute a material business combination.

The purchase price for Jetalon included cash consideration of $13.4 million, funded from the Company's then-existing cash on hand, and earnout-based contingent consideration of up to $14.5 million based on the operating performance of Jetalon in 2013, 2014 and 2015. Costs associated with the acquisition of Jetalon were not significant and were expensed as incurred.

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

Subsequent changes in the fair value of this obligation have been recognized as adjustments to the contingent consideration obligation and reflected in the Company's condensed consolidated statements of operations. During the quarter ended June 28, 2014, the Company assessed the contingent consideration based on the valuation methodology described above and recorded a $1.3 million gain in the Company's condensed consolidated statements of operations, reflecting the removal of any remaining contingent consideration obligation.

The purchase price of Jetalon consisted of the following:

(In thousands):
Cash paid at closing	$13,358
Contingent consideration obligation	3,094
Total purchase price	$16,452

The purchase price of Jetalon, including the Company's valuation of contingent consideration, exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $10.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes. The goodwill has been assigned to the Company's Critical Materials Handling reportable segment.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the Jetalon acquisition:

(In thousands):
Accounts receivable, inventory and other assets	$944
Identifiable intangible assets	5,634
Current liabilities	(216)
Net assets acquired	6,362
Goodwill	10,090
Total purchase price	$16,452

The Company completed its fair value determinations for all elements of the Jetalon acquisition in 2013. Intangible assets, consisting mostly of technology-related intellectual property, are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

(3)    SHORT-TERM INVESTMENTS
In conjunction with the acquisition of ATMI, the Company acquired South Korea bank time deposits and common shares of one security, which are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. Available-for-sale investments as of June 28, 2014 consist of the following:

(In thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$7,051	$—	$(1,011)	$6,040
Time deposits	$4,916	$—	$—	$4,916
Total available-for-sale investments	$11,967	$—	$(1,011)	$10,956
Equity investments with continuous unrealized losses for less than 12 months and their related fair values at June 28, 2014 were as follows:

	Less than 12 months
(In thousands)	Fair value	Gross unrealized losses
Common stock	$6,040	$(1,011)
Total	$6,040	$(1,011)
The Company regularly reviews the fair value of marketable security declines below amortized cost to evaluate whether the decline is other-than-temporary. In making this determination, the Company considers all available evidence including, among other things, considering the duration and extent of the decline and the economic factors influencing the market to determine if the fair value will recover to equal or exceed the amortized cost. If the Company determines that the fair value will not recover, an other-than-temporary impairment is recognized, net of applicable taxes. Management does not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 28, 2014. As part of that evaluation, the Company has concluded that it has the ability and intent to hold the investment until the recovery of fair value.
The amortized cost and fair value of available-for-sale debt investments as of June 28, 2014, by contractual maturity, were as follows:

(In thousands)	Cost basis	Fair value
Due in 1 year or less	$4,916	$4,916
Total	$4,916	$4,916

The net unrealized holding losses on available-for-sale investments that have been included in other comprehensive income as of June 28, 2014 were as follows:

(In thousands)
Net unrealized holding losses included in other comprehensive income	$(644)

4. INVENTORIES
Inventories consist of the following:

(In thousands)	June 28, 2014	December 31, 2013
Raw materials	$44,180	$26,012
Work-in process	16,427	10,512
Finished goods(a) (b)	130,074	56,998
Supplies	544	552
Total inventories	$191,225	$94,074

(a)	Includes consignment inventories held by customers for $11.0 million and $5.1 million at June 28, 2014 and December 31, 2013, respectively.

(b)	Includes inventory fair value write-up of $24.3 million and zero at June 28, 2014 and December 31, 2013, respectively.

5. DEBT

Long-term debt at June 28, 2014 consists of the following:

(In thousands)	June 28, 2014
Senior secured term loan facility due 2021	$457,700
Senior unsecured notes due 2022	360,000
Total long-term debt	817,700
Less current maturities of long-term debt	4,600
Long-term debt less current maturities	$813,100

Annual maturities of long-term debt as of June 28, 2014 are as follows:

Fiscal year ending	(In thousands)
2014	$2,300
2015	4,600
2016	4,600
2017	4,600
2018	4,600
Thereafter	797,000
$817,700
As described in note 2 to the condensed consolidated financial statements, the Company issued debt with a principal amount of $820 million to supply the funding required to complete its acquisition of ATMI. Debt issuance costs of $2.3 million paid directly to lending institutions are recorded as a debt discount, while debt issuance costs of $20.7 million paid to third parties are capitalized as debt issuance costs, and reflected within other current and other noncurrent assets. These debt issuance costs are being amortized as interest expense over the term of the debt instrument using the effective-interest method for the senior secured term loan facility and senior unsecured notes, and the straight-line method for the senior secured asset-based revolving credit facility.
During the quarter ended June 28, 2014, the Company recorded $4.3 million of amortized debt issuance costs, including $4.0 million for bridge financing fees paid for the availability of funding for the acquisition of ATMI. This amount is included in interest expense in the Company's condensed consolidated statements of operations.
2022 Senior Unsecured Notes
On April 1, 2014, the Company issued $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022 (the 2022 Senior Unsecured Notes). The 2022 Senior Unsecured Notes were issued under an indenture dated as of April 1, 2014 (the 2022 Senior Unsecured Notes Indenture) by and among the Company and Wells Fargo Bank, National Association, as trustee (the 2022 Senior Unsecured Notes Trustee). Interest on the 2022 Senior Unsecured Notes is payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2014.

The 2022 Senior Unsecured Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior basis, by each of the Company’s domestic subsidiaries (the Guarantors) that guarantee indebtedness under the Company’s senior secured term loan facility and senior secured asset-based revolving credit facility (Senior Secured Credit Facilities).
At any time prior to April 1, 2017, the Company may at its option on one or more occasion redeem all or a part of the 2022 Senior Unsecured Notes at a redemption price equal to 100% of the principal amount of the 2022 Senior Unsecured Notes redeemed plus a make-whole premium, as provided in the 2022 Senior Unsecured Notes Indenture, and accrued and unpaid interest.
On and after April 1, 2017, the Company may, at its option, on one or more occasion, redeem all or part of the 2022 Senior Unsecured Notes, upon notice as provided in the 2022 Senior Unsecured Notes Indenture, at the redemption price (expressed as a percentage of principal amount between 100% and 104.5% depending on the period of redemption).
Upon a change in control, the Company is required to offer to purchase all of the 2022 Senior Unsecured Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

If the Company or its subsidiaries engage in asset sales, the Company generally must either invest the net cash proceeds from such sales in its business within a period of time, prepay debt under the Senior Secured Credit Facilities or make an offer to purchase a principal amount of the 2022 Senior Unsecured Notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the 2022 Senior Unsecured Notes will be 100% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

The 2022 Senior Unsecured Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to pay dividends or distributions or redeem or repurchase equity; prepay subordinated debt or make certain investments, loans, advances and acquisitions; incur or guarantee additional debt, or issue certain disqualified stock and preferred stock; create liens; engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; enter into transactions with affiliates; and create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries. The Company is in compliance with all of the above covenants at June 28, 2014.

The 2022 Senior Unsecured Notes Indenture also provides for events of default which, if certain of them occur, would permit the 2022 Senior Unsecured Notes Trustee or the holders of at least 25% in aggregate principal amount of the then total outstanding 2022 Senior Unsecured Notes to declare the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding 2022 Senior Unsecured Notes to be due and payable immediately.

Senior Secured Asset-Based Revolving Credit Facility and Security Agreement

On April 30, 2014, the Company entered into an asset-based credit agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the ABL Facility), that provides senior secured financing of $75 million (which may be increased by up to $35 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of certain percentages of various accounts and inventories. The ABL Facility includes borrowing capacity in the form of letters of credit up to the entire amount of the facility, and up to $20 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans, and is available in U.S. dollars. There is no outstanding balance under the ABL Facility at June 28, 2014.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (prime rate or LIBOR), plus an applicable margin. The Company's interest rate is 4.25% at June 28, 2014. Swingline loans shall bear interest at a rate per annum equal to the base rate plus the applicable margin.
In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.33% per annum. The Company must also pay customary letter of credit fees and agency fees.
If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base, the Company is required to repay outstanding loans and/or cash collateralize letters of credit, with no reduction of the commitment amount.

The Company may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time. Prepayments of the loans may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
There is no scheduled amortization under the Company’s ABL Facility. The principal amount outstanding under the ABL Facility is due and payable in full on the fifth anniversary of the closing date.

All obligations under the ABL Facility are unconditionally guaranteed by certain of the Company’s existing wholly owned domestic subsidiaries and are required to be guaranteed by certain of the Company’s future wholly owned domestic subsidiaries. All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Company's subsidiaries that have guaranteed the ABL Facility.

The ABL Facility contains a number of negative covenants that, among other things are subject to certain exceptions, restrict the Company’s ability and the ability of each of the Company’s subsidiaries to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. The Company is in compliance with all of the above covenants at June 28, 2014.

 The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Senior Secured Term Loan Facility and Security Agreement
On April 30, 2014, the Company entered into a term loan credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the "Term Loan Facility"), that provides senior secured financing of $460 million (which may be increased by up to $225 million in certain circumstances). Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company's interest rate is 3.5% at June 28, 2014. In addition to paying interest on outstanding principal under the Term Loan Facility, the Company is required to pay customary agency fees.
The credit agreement governing the Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

•
50% (subject to reduction to 25% and 0% based upon the Company’s senior secured net leverage ratio) of the Company’s annual Excess Cash Flow (as defined in the credit agreement governing the Term Loan Facility);

•	100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence or issuance of certain debt, other than debt permitted under the Term Loan Facility.
The Company may voluntarily prepay outstanding loans under the Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans, provided, however, that if on or prior to the date that is six months after the closing date of the Term Loan Facility, the Company prepays any loan in connection with a repricing transaction, the Company must pay a prepayment premium of 1.0% of the aggregate principal amount of the loans so prepaid.
The Company is required to remit scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date, with the balance due on the seventh anniversary of the closing date.
All obligations under the Term Loan Facility are unconditionally guaranteed by certain of the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by certain of the Company’s future wholly owned domestic subsidiaries. All obligations under the Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Company's subsidiary guarantors.

The Term Loan Facility contains a number of negative covenants that, subject to certain exceptions, restrict the Company’s ability and each of the Company’s subsidiaries ability to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other Indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. The Company is in compliance with all of the above covenants at June 28, 2014.

Intercreditor Agreement
In connection with the closing of the ABL Facility and Term Loan Facility, on April 30, 2014, Goldman Sachs Bank USA, as collateral agent for the ABL Facility and as collateral agent for the Term Loan Facility, entered into an intercreditor agreement (the "Intercreditor Agreement"), which was acknowledged by the Company. The Intercreditor Agreement governs the relative priorities (and certain other rights) of the ABL Facility lenders and Term Loan Facility lenders pursuant the respective security agreements that each entered into with the Company and the guarantors.

(6)    LEASE COMMITMENTS
As of June 28, 2014, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

As of June 28, 2014	(In thousands)
2014	$5,251
2015	8,444
2016	6,045
2017	4,070
2018	3,450
Thereafter	944
Total minimum lease payments	$28,204
Total rental expense for all equipment and building operating leases for the three and six months ended June 28, 2014 , were $3.3 million and $6.0 million, respectively and for the three and six months ended June 29, 2013, were $2.7 million and $5.3 million, respectively.

(7) ASSET RETIREMENT OBLIGATIONS (ARO)

In connection with the AMTI acquistion, the Company assumed AROs related to environmental disposal obligations associated with cylinders used to supply customers with ATMI's products, and certain restoration obligations associated with its leased facilities.

Changes in the carrying amounts of the Company’s AROs at June 28, 2014 are shown below:

(In thousands)
Balance at December 31, 2013	$2,167
Liabilities assumed in ATMI acquisition	8,032
Liabilities incurred	149
Accretion expense	9
Revision of estimate	51
Balance at June 28, 2014	$10,408

The ARO liability is included in the condensed consolidated balance sheets under the caption pension benefit obligations and other liabilities.
8. INCOME TAXES

Income tax expense differs from the expected amounts based on the statutory federal tax rates for the three and six months ended June 28, 2014 and June 29, 2013 as follows:

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected federal income tax (benefit) expense at statutory rate	$(12,972)	$9,554	$(6,478)	$17,112
Effect of foreign source income	(7,766)	(2,055)	(9,498)	(3,683)
Effect of foreign dividend	(3,722)	—	(4,736)	—
Nondeductible acquisition costs	1,856	—	1,856	—
Other items, net	159	17	654	(715)
Income tax (benefit) expense	$(22,445)	$7,516	$(18,202)	$12,714

The Company’s year-to-date effective tax rate associated with the income tax benefit was 98.3% in 2014, compared to an effective tax rate of 26.0% in connection with income tax expense in 2013. This variance reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates, nondeductibility of certain acquisition-related expenditures incurred in connection with the ATMI acquisition and the benefit of a foreign dividend. The effective tax rate in 2013 included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.

9. (LOSS) EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per common share (EPS):

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic—weighted common shares outstanding	139,238	139,255	139,083	139,140
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	—	496	—	651
Diluted—weighted common shares and common shares equivalent outstanding	139,238	139,751	139,083	139,791
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 28, 2014 and June 29, 2013:

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Shares excluded from calculations of diluted EPS	1,905	1,580	2,095	1,580
10. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at June 28, 2014 and December 31, 2013. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	June 28, 2014				December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$—	$—	$—	$—	$49,988	$—	$49,988
Money market fund deposits	7,096	—	—	7,096	118,090	—	—	118,090
Short-term investments
Common stock	6,040	—	—	6,040	—	—	—	—
Time deposits	4,916	—	—	4,916	—	—	—	—
Total assets measured and recorded at fair value	$18,052	$—	$—	$18,052	$118,090	$49,988	$—	$168,078
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$693	$—	$693	$—	$514	$—	$514
Contingent consideration obligation	—	—	—	—	—	—	1,282	1,282
Total liabilities measured and recorded at fair value	$—	$693	$—	$693	$—	$514	$1,282	$1,796

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the June 28, 2014 and December 31, 2013 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	June 28, 2014			December 31, 2013
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Foreign currency contracts	$1,561	$868	$693	$620	$106	$514

Losses associated with derivatives are recorded in other expense (income), net in the condensed consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Losses on foreign currency contracts	$(693)	$(1,074)	$(437)	$(4,428)

11. SEGMENT REPORTING

Effective April 30, 2014, coincident to and in conjunction with the ATMI merger (see note 2 to the condensed consolidated financial statements) the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Under the new structure, the managers of two primary product groups are accountable for results at the segment profit level and report directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the product groups. Beginning with this report, the Company will report its financial performance based on two reportable segments: Critical Materials Handling and Electronic Materials. The Company's two reportable segments are business divisions that provide unique products and services.
The Company's financial reporting segments are Critical Materials Handling (CMH) and Electronic Materials (EM).

•
CMH: provides a broad range of products that filter, handle, dispense, and protect critical materials used in the semiconductor manufacturing process and in other high-technology manufacturing. CMH’s products and subsystems include high-purity materials packaging, fluid handling and dispensing systems and liquid filters as well as microenvironment products that protect critical substrates such as wafers during shipping and manufacturing. CMH also provides specialized graphite components and specialty coatings for high-temperature applications.

•
EM: provides high performance materials, materials packaging and materials delivery systems that enable high yield, cost effective semiconductor manufacturing. EM’s products consist of specialized chemistries and performance materials, gas microcontamination control systems and components, and sub-atmospheric pressure gas delivery systems for the safe and efficient handling of hazardous gases to semiconductor process equipment.

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, amortization of intangible assets, charges for the fair value write-up of acquired inventory sold and contingent consideration fair value adjustments.

Summarized financial information for the Company’s reportable segments is shown in the following tables. Periods up to March 30, 2014 have been restated to reflect the basis of segmentation presented below.

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales
CMH	$176,820	$157,269	$322,389	$303,933
EM	74,758	20,275	94,993	38,681
Total net sales	$251,578	$177,544	$417,382	$342,614

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment profit
CMH	$41,069	$35,971	$71,595	$65,111
EM	22,708	3,874	26,412	8,353
Total segment profit	$63,777	$39,845	$98,007	$73,464

(In thousands)	June 28, 2014	December 31, 2013
Total assets:
CMH	$487,021	$400,607
EM	940,871	54,939
Corporate, including cash and cash equivalents	$435,637	$419,748
Total assets	$1,863,529	$875,294
The following table reconciles total segment profit to operating (loss) income:

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total segment profit	$63,777	$39,845	$98,007	$73,464
Less:
Charge for fair value write-up of acquired inventory sold	24,293	—	24,293	—
Amortization of intangible assets	9,390	2,359	11,726	4,646
Contingent consideration fair value adjustment	(1,282)	—	(1,282)	—
Unallocated general and administrative expenses	54,744	11,099	68,099	22,184
Operating (loss) income	(23,368)	26,387	(4,829)	46,634
Interest expense	12,537	40	12,566	44
Interest income	(192)	(54)	(415)	(179)
Other expense (income), net	1,351	(896)	1,529	(2,123)
(Loss) income before income taxes	$(37,064)	$27,297	$(18,509)	$48,892

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, the risks described in Part II, Item 1A of this report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
The Company offers a diverse product portfolio which includes more than 18,000 standard and customized products that it believes provide the most comprehensive offering of products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others are capital-expenditure driven and rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2014 end March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014. Unaudited information for the three and six month periods ended June 28, 2014 and June 29, 2013 and the financial position as of June 28, 2014 and December 31, 2013 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results for the Three Months and Six Months Ended June 28, 2014

On April 30, 2014, the Company acquired ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.1 billion in cash, or $808.9 million net of cash acquired, as described in note 2 to the condensed consolidated financial statements. ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. The acquisition of ATMI (the Merger) was funded partly with the issuance of $820 million in debt, described in note 5 to the condensed consolidated financial statements.

For the three months ended June 28, 2014, net sales increased by $74.0 million, or 42%, to $251.6 million, compared to $177.5 million for the three months ended June 29, 2013. This sales improvement was principally driven by the inclusion of sales of $60.2 million from ATMI for the two-month period subsequent to the date of the merger. Exclusive of the effect of the added ATMI sales and nominal favorable foreign currency translation effects, the Company's sales increased 7%, reflecting strong demand from device makers and improved wafer starts.

Although net sales increased significantly year over year, the Company's gross profit rose by only $11.1 million for the three months ended June 28, 2014, to $88.7 million, up from $77.6 million for the three months ended June 29, 2013. Accordingly, the Company experienced a 35.2% gross margin rate compared to 43.7% in the comparable year ago period. The gross profit and gross margin figures reflect a $24.3 million charge for fair value write-up of acquired ATMI inventory sold during the quarter. Excluding that charge, the Company's gross margin for the second quarter was 44.9%.

The Company also incurred significantly higher selling, general and administrative (SG&A) expenses for the quarter ended June 28, 2014, mainly due to the inclusion of SG&A expenses for ATMI's operations and the significant merger-related expenses, including direct transaction costs, transaction-related expenses, mainly related to share-based compensation expense associated with the unvested portion of ATMI share-based awards settled in cash on the date of the Merger, severance and termination costs, and the cost of integration activities expensed during the period.

The Company incurred interest expense of $12.5 million for the quarter ended June 28, 2014 compared to a nominal amount a year earlier, the increase related to the debt outstanding issued to help fund the ATMI acquisition. The Company also recorded an income tax benefit of $22.4 million for the quarter. As a result, the Company reported a net loss of $14.7 million, or $0.11 loss per diluted share, for the quarter ended June 28, 2014 compared to net income of $19.8 million, or $0.14 per diluted share, a year ago.

Net sales for the six months ended June 28, 2014 were $417.4 million, up 22% from $342.6 million in the comparable year-ago period, principally driven by the inclusion of ATMI sales of $60.2 million. Exclusive of the ATMI sales, the Company's sales grew 4%, reflecting the strong demand from device makers and improved wafer starts noted above. Gross profit, operating expenses, interest and tax expense for the six months ended June 28, 2014 were also affected by the ATMI-related items noted above. As a result, the Company reported a net loss of $0.4 million, or $0.00 per diluted share,for the six months ended June 28, 2014 compared to net income of $36.2 million, or $0.26 per diluted share, in the comparable year-ago period.

Sales were up 52% on a sequential basis over the first quarter of 2014. Exclusive of the effect of the added ATMI sales and nominal favorable foreign currency translation effects, the Company's sales increased 15%. Sequentially, overall demand from the Company's semiconductor industry customers increased, reflecting improved industry fab utilization rates and higher industry capital spending.

The Company’s reportable segments experienced varied net sales and operating results for the three-month and six-month periods as described in greater detail below.
During the six-month period ended June 28, 2014, the Company’s operating activities provided net cash flow of $23.5 million. Cash used for the ATMI acquisition, net of cash acquired, was $808.9 million, while capital expenditures were $28.9 million for the period. Cash and cash equivalents were $367.0 million at June 28, 2014 compared with cash and cash equivalents of $384.4 million at December 31, 2013. The Company had outstanding long-term debt of $817.7 million at June 28, 2014 and none at December 31, 2013, respectively.
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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to accounts receivable-related valuation allowances, inventory valuation, impairment of long-lived assets, and income taxes. There have been no material changes in these aforementioned critical accounting policies. In addition, due to the significance of the estimates, assumptions and judgments associated with the acquisition of ATMI. Inc. discussed elsewhere in this Quarterly Report on Form 10-Q, the Company provides the following discussion of its critical accounting policy for business acquisitions.

Business Acquisitions
The Company accounts for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, the Company typically obtains assistance from a third-party valuation expert.

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, the Company normally utilizes one or more forms of the “income method.” This method starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method (or other methods) include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows.

Estimating the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives, influenced by the nature of the asset, competitive environment, and rate of change in the industry. Certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact the determination of the amortization period of the intangible asset, and thus net income.

Three and Six Months Ended June 28, 2014 Compared to Three and Six Months Ended June 29, 2013 and Three Months Ended March 29, 2014
The following table compares operating results for the three and six months ended June 28, 2014 with results for the three and six months ended June 29, 2013 and for the three months ended March 29, 2014, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Six months ended
(Dollars in thousands)	June 28, 2014		June 29, 2013		March 29, 2014		June 28, 2014		June 29, 2013
Net sales	$251,578	100.0%	$177,544	100.0%	$165,804	100.0%	$417,382	100.0%	$342,614	100.0%
Cost of sales	162,910	64.8	99,974	56.3	94,452	57.0	257,362	61.7	197,916	57.8
Gross profit	88,668	35.2	77,570	43.7	71,352	43.0	160,020	38.3	144,698	42.2
Selling, general and administrative expenses	82,347	32.7	35,397	19.9	34,787	21.0	117,134	28.1	67,818	19.8
Engineering, research and development expenses	21,581	8.6	13,427	7.6	15,690	9.5	37,271	8.9	25,600	7.5
Amortization of intangible assets	9,390	3.7	2,359	1.3	2,336	1.4	11,726	2.8	4,646	1.4
Contingent consideration fair value adjustment	(1,282)	(0.5)	—	—	—	—	(1,282)	(0.3)	—	—
Operating (loss) income	(23,368)	(9.3)	26,387	14.9	18,539	11.2	(4,829)	(1.2)	46,634	13.6
Interest expense	12,537	5.0	40	—	29	—	12,566	3.0	44	—
Interest income	(192)	(0.1)	(54)	—	(223)	(0.1)	(415)	(0.1)	(179)	(0.1)
Other expense (income), net	1,351	0.5	(896)	(0.5)	178	0.1	1,529	0.4	(2,123)	(0.6)
(Loss) income before income taxes and equity in affiliates	(37,064)	(14.7)	27,297	15.4	18,555	11.2	(18,509)	(4.4)	48,892	14.3
Income tax (benefit) expense	(22,445)	(8.9)	7,516	4.2	4,243	2.6	(18,202)	(4.4)	12,714	3.7
Equity in net loss of affiliates	50	—	—	—	—	—	50	—	—	—
Net (loss) income	$(14,669)	(5.8)%	$19,781	11.1%	$14,312	8.6%	$(357)	(0.1)%	$36,178	10.6%
Net sales For the three months ended June 28, 2014, net sales increased by $74.0 million to $251.6 million, compared to $177.5 million for the three months ended June 29, 2013. This sales improvement was principally driven by the inclusion of sales of $60.2 million from ATMI for the two-month period subsequent to the date of the merger. Exclusive of the effect of the added ATMI sales and nominal favorable foreign currency translation effects, the Company's sales increased 7%, reflecting strong demand from device makers and improved wafer starts.
Net sales for the six months ended June 28, 2014 were $417.4 million, up 22% from $342.6 million in the comparable year-ago period, principally driven by the inclusion of sales from ATMI of $60.2 million. Exclusive of the ATMI sales, the Company's sales grew 4%, reflecting the strong demand from device makers and improved wafer starts noted above.
Sales were up 52% on a sequential basis over the first quarter of 2014. Exclusive of the effect of the added ATMI sales and nominal favorable foreign currency translation effects, the Company's sales increased 15%. Sequentially, overall demand from the Company's semiconductor industry customers increased primarily reflecting improved industry fab utilization rates.
Foreign currency translation effects on net sales for the three and six months ended June 28, 2014 were nominal with the effect of a weaker Japanese yen versus the U.S. dollar offset by strength in most other currencies versus the U.S. dollar.

The Company’s operating segments experienced varied sales results. See “Segment Analysis” included below in this section for additional detail.
On a geographic basis, total sales in the second quarter of 2014 to North America were 25%, Asia (excluding Japan) 52%, Europe 12% and Japan 12% compared to prior year second quarter sales to North America of 29%, Asia (excluding Japan) 43%, Europe 12% and Japan 14%. Sales in Asia increased 70%, while sales in North America, Japan and Europe each rose approximately 20% in the second quarter of 2014 compared to a year ago.
Other than the foreign currency effects noted above, the Company believes its sales changes are primarily volume driven. Based on the information available, the Company believes it is generally improving or maintaining market share for its products and that the effect of selling price erosion has been nominal.

Gross profit Gross profit for the three months ended June 28, 2014 increased to $88.7 million, up from $77.6 million for the three months ended June 29, 2013. The increase in gross profit reflects the improvement in legacy Entegris sales and the inclusion of sales from ATMI. Despite the improvement in gross profit, the Company experienced a 35.2% gross margin rate compared to 43.7% in the comparable year ago period.

Gross profit for the six months ended June 28, 2014 increased to $160.0 million, up from $144.7 million for the six months ended June 29, 2013, a $15.3 million increase. The figures reflect a 38.3% gross margin rate for the first half of 2014 compared to 42.2% in the comparable year ago period.

The gross margin percentages for the three and six months were below the comparable year-ago figures primarily due to a $24.3 million incremental cost of sales charge associated with the sale of inventory acquired in the merger with ATMI. An inventory write-up of $48.6 million was recorded as part of the purchase price allocation and is being expensed over the expected inventory turn of the acquired finished goods inventory. The inventory write-up is expected to be fully amortized by the end of the third quarter of 2014. Excluding that charge, the Company's gross margin for the three and six months ended June 28, 2014 were 44.9% and 44.2%, respectively. The adjusted gross margin rates exceeded the comparable year-ago figures mainly due to the increase in Company sales levels and, on average, higher margins for ATMI products.
On a sequential basis, gross profit increased by $17.3 million to $88.7 million, up from $71.4 million in the first quarter. The sequential gross profit increase reflects an improvement in legacy Entegris sales and the inclusion of sales from ATMI, net of the incremental cost of sales charge associated with the write-up of inventory acquired noted above. Reflecting the Company's higher sales levels, the adjusted gross margin rate of 44.9% for the second quarter of 2014 improved from 43.0% in the first quarter of 2014.
Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $82.3 million for the three months ended June 28, 2014, up $47.0 million, or 133%, from the comparable three-month period a year earlier. SG&A expenses recorded by ATMI and included in the Company's condensed consolidated financial statements after the date of the Merger amounted to $35.6 million, accounting for approximately 75% of the increase. Included in these expenses were costs of $26.8 million related to the ATMI acquisition, specifically $22.2 million for share-based compensation expense, as well as severance and retention costs of $4.6 million. In addition, the Company incurred expenses of $7.8 million in connection with the completion of the ATMI merger, as well as costs of $3.4 million associated with integration of the two operations.
SG&A expenses increased 73% to $117.1 million in the first six months of 2014 compared to $67.8 million in the year-ago period, an increase of $49.3 million, also primarily due to the addition of SG&A expenses incurred by or related to ATMI recorded in the second quarter. On a sequential basis, SG&A expenses increased by $47.6 million in the second quarter of 2014. The sequential SG&A expense increase is also primarily due to the addition of the SG&A expenses incurred by or related to ATMI recorded in the second quarter.

In addition to the increase in SG&A costs associated with ATMI's infrastructure, the Company expects SG&A costs to be higher than normal during the remainder of 2014 as integration costs and related severance and retention costs will continue during this period. The Company expects overall SG&A costs will decline on a pro forma basis resulting from the combination of various sales, marketing and other corporate functions during the balance of 2014 and 2015. These savings are expected to be realized in the second half of 2014 and in 2015.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $21.6 million in the three months ended June 28, 2014 compared to $13.4 million in the year-ago period, an $8.2 million increase. ER&D expenses recorded by ATMI and included in the Company's condensed consolidated financial statements after the date of the Merger amounted to $6.0 million, accounting for approximately three-quarters of the increase. ER&D expenses increased 46%

to $37.3 million in the first six months of 2014 compared to $25.6 million in the year-ago period, also due to the addition of ER&D expenses from ATMI. The remainder of the increase is due to higher employee costs ($1.0 million and 2.2 million for the three and six months ended June 28, 2014, respectively) as well as increased ER&D activity levels, including higher customer samples and supplies of $1.5 million and $2.9 million for the three and six months ended June 28, 2014, respectively).
On a sequential basis, ER&D expenses increased by $5.9 million in the second quarter of 2014. The sequential ER&D expense increase is primarily due to the addition of the ER&D expenses incurred by ATMI in the second quarter.

The Company expects ER&D costs will increase during the remainder of 2014 due to the addition of ATMI's ER&D infrastructure. However, these costs are expected to stay relatively stable as a percentage of net sales. The Company’s overall ER&D efforts will continue to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.
Interest expense Interest expense was $12.5 million in the three-month period ended June 28, 2014. The increase over the nominal interest expense for the three months ended June 29, 2013 reflects the interest associated with the borrowings made by the Company in connection with the acquisition of ATMI as described in notes 2 and 5 to the Company's condensed consolidated financial statements. Interest expense included interest on outstanding borrowings, the amortization of debt issuance costs associated with such borrowings and bridge financing costs of $4.0 million.
Other expense (income), net Other expense, net was $1.4 million and $1.5 million in the three-month and six-month periods ended June 28, 2014, respectively, which was mainly due to foreign currency transaction losses. Other income, net was $0.9 million and $2.1 million in the three-month and six-month periods ended June 29, 2013, respectively, which are mainly due to foreign currency transaction gains.

Income tax (benefit) expense The Company recorded an income tax benefit of $22.4 million and $18.2 million, respectively, in the three and six months ended June 28, 2014 compared to income tax expense of $7.5 million and $12.7 million, respectively, in the three and six months ended June 29, 2013. The Company’s year-to-date effective tax rate was 98.3% in 2014, compared to 26.0% in 2013. This increase reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates, nondeductibility of certain acquisition-related expenditures and the benefit of a foreign dividend. The effective tax rate in 2013 included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
Net income For the factors noted above, the Company recorded a net loss of $14.7 million, or $0.11 loss per diluted share, in the three-month period ended June 28, 2014 compared to net income of $19.8 million, or $0.14 per diluted share, in the three-month period ended June 29, 2013. For the six months ended June 28, 2014, net loss was $0.4 million, or $0.00 per diluted share, compared to net income of $36.2 million or $0.26 per diluted share, in the comparable period a year ago. The net losses and diluted losses per share for the 2014 periods mainly reflect the effect of the significant costs associated with the ATMI acquisition.
Non-GAAP Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See Non-GAAP Information included below in this section for additional detail, including the definition of non-GAAP financial measures and the reconciliation of GAAP measures to the Company’s non-GAAP measures.
The Company’s non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share.
Adjusted EBITDA increased 61% to $58.2 million in the three-month period ended June 28, 2014, compared to $36.1 million in the three-month period ended June 29, 2013. Adjusted EBITDA, as a percent of net sales, increased to 23.1% from 20.3% a year earlier. Adjusted Operating Income increased 64% to $47.2 million in the three-month period ended June 28, 2014, compared to $28.7 million in the three-month period ended June 29, 2013. Adjusted Operating Income, as a percent of net sales, increased to 18.8% from 16.2% a year earlier. Non-GAAP Earnings Per Share increased 33% to $0.20 in the three-month period ended June 28, 2014, compared to $0.15 in the three-month period ended June 29, 2013.
Segment Analysis

During the three months ended June 28, 2014, the Company realigned its financial reporting structure reflecting management and organizational changes. Under the new structure, the managers of two primary product groups are accountable for results at the segment profit level and report directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the product groups. Beginning with this report, the Company will report its financial performance based on two reportable segments: Critical Materials Handling (CMH) and Electronic Materials (EM). See note 11 to the condensed consolidated financial statements for additional information on the Company’s two segments.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three and six months ended June 28, 2014 and June 29, 2013, and the three months ended March 29, 2014.

	Three months ended			Six months ended
(In thousands)	June 28, 2014	June 29, 2013	March 29, 2014	June 28, 2014	June 29, 2013
Critical Materials Handling
Net sales	$176,820	$157,269	$145,569	$322,389	$303,933
Segment profit	41,069	35,971	30,526	$71,595	65,111
Electronic Materials
Net sales	$74,758	$20,275	$20,235	94,993	$38,681
Segment profit	22,708	3,874	3,704	26,412	8,353
Critical Materials Handling (CMH)
For the second quarter of 2014, CMH net sales increased 12% to $176.8 million, from $157.3 million in the comparable period last year, due to the inclusion of sales of $8.3 million from ATMI and an increase in 300mm wafer process product sales. CMH reported a segment profit of $41.1 million in the second quarter of 2014, up 14% from $36.0 million in the year-ago period due to higher sales and a slightly favorable sales mix, partly offset by a 7% increase in operating expenses, mainly consisting of higher ER&D expenditures and costs associated with the ATMI infrastructure.

For the six months ended June 28, 2014, CMH net sales increased 6% to $322.4 million, from $303.9 million in the comparable period last year, and reflects the inclusion of sales from ATMI and the second quarter increase of 300mm wafer process product sales. CMH reported a segment profit of $71.6 million in the six months ended June 28, 2014, up 10% from $65.1 million in the year-ago period also due to higher sales and a slightly favorable sales mix, partly offset by a 7% increase in operating expenses, mainly consisting of higher ER&D expenditures and costs associated with the ATMI infrastructure.
Electronic Materials (EM)
For the second quarter of 2014, EM net sales increased 269% to $74.8 million, from $20.3 million in the comparable period last year. The revenue increase primarily reflects the inclusion of sales of $51.9 million from ATMI, while the remainder reflects modestly improved sales of gas microcontamination control systems products. EM reported a segment profit of $22.7 million in the second quarter of 2014 compared to a $3.9 million segment profit in the year-ago period. The increase in the segment's profit is primarily associated with higher sales levels reflecting the sales of ATMI products and improved margins related to a more favorable sales mix, offset partly by costs associated with the ATMI infrastructure.
For the six months ended June 28, 2014, EM net sales increased 146% to $95.0 million, from $38.7 million in the comparable period last year. The sales increase also reflects the inclusion of sales of $51.9 million from ATMI, while the remainder reflected improved sales of gas microcontamination control systems products. EM reported a segment profit of $26.4 million in the six months ended June 28, 2014 compared to a $8.4 million segment profit in the year-ago period. The increase in the EM's profit for the six months ended June 28, 2014 reflects the same factors noted for the improvement of the second quarter segment profit.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $54.7 million in the second quarter of 2014 compared to $11.1 million in the second quarter of 2013. Unallocated general and administrative expenses recorded by ATMI and included in the Company's condensed consolidated financial statements after the date of the Merger amounted to $30.5 million, accounting for approximately 70% of the increase. Included in these expenses were costs of $26.8 million related to the ATMI acquisition, specifically $22.2 million for share-based compensation expense, as well as severance and retention costs of $4.6 million. In addition, the Company incurred expenses of $7.8 million in connection with the completion of the ATMI merger, as well as costs of $3.4 million associated with integration of the two operations.

Unallocated general and administrative expenses for the six months ended June 28, 2014 totaled $68.1 million, up from $22.2 million in the comparable period last year. The inclusion of expenses recorded by ATMI accounted for approximately two-thirds of the increase. In addition, the Company incurred expenses of $9.1 million in connection with the completion of the ATMI merger, as well as the costs of integration incurred in the second quarter.

Liquidity and Capital Resources
Operating activities Cash flow provided by operating activities totaled $23.5 million in the six months ended June 28, 2014. Cash generated by operating activities in the six months ended June 28, 2014 was primarily the result of a net loss adjusted for non-cash expenses (such as depreciation, amortization, share-based compensation and a charge for the fair value write-up of acquired inventory sold). The net impact of changes in operating assets and liabilities absorbed $14.7 million in operating cash flow, mainly reflecting increases in accounts receivable and inventories, and an increase in accounts payable and accrued liabilities.
Accounts receivable increased by $79.7 million during the six months ended June 28, 2014, but increased just $24.3 million after accounting for the effect of the ATMI acquisition and foreign currency translation. This change mainly reflects increased quarterly sales levels as well as the increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 66 days at June 28, 2014 compared to a historically-low 50 days at the beginning of the year.
Inventories at June 28, 2014 increased by $97.2 million during the six months ended June 28, 2014, but increased by only $7.0 million after accounting for the effect of the ATMI acquisition, foreign currency translation and the provision for excess and obsolete inventory. The increase reflects higher levels of work-in-process associated with increased business activity.
Accounts payable and accrued liabilities increased $49.6 million during the six months ended June 28, 2014, but were $12.6 million higher after accounting for the effect of the ATMI acquisition and foreign currency translation. In part, the increase reflects an $8.1 million increase in accrued interest payable related to the long-term debt.
Working capital at June 28, 2014 was $637.2 million, compared to $514.7 million as of December 31, 2013, and included $367.0 million in cash and cash equivalents, compared to cash and cash equivalents of $384.4 million as of December 31, 2013.
Investing activities Cash flow used in investing activities totaled $839.1 million in the six-month period ended June 28, 2014.
As noted above and described in note 2 to the Company's condensed consolidated financial statements on April 30, 2014, the Company acquired ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.1 billion in cash pursuant to an Agreement and Plan of Merger with ATMI. The acquisition is reflected in the Company's condensed consolidated statements of cash flows net of cash of $321.1 million acquired from ATMI, or $808.9 million.
Acquisition of property and equipment totaled $28.9 million, which primarily reflected investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. As of June 28, 2014, the Company had outstanding capital purchase obligations of $9.5 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. As of June 28, 2014, the Company expects its capital expenditures in 2014 to be approximately $60 million, as capital expenditure plans generally reflect more normalized capital spending levels.
Financing activities Cash used in financing activities totaled $796.3 million during the six-month period ended June 28, 2014, primarily reflecting the issuance of debt and related debt issuance costs described below.

On April 1, 2014, the Company issued $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2014. In addition the Company entered into the senior secured term loan facility on April 30, 2014 in an aggregate principal amount of $460 million. The senior secured term loan is due April 30, 2021 and initially bears interest at a rate per annum equal to the sum of 4.25% plus the applicable LIBOR rate then in effect. In addition to the senior term loan, on April 30, 2014 the Company also entered into a senior secured asset-based revolving credit facility that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility is due April 30, 2019 and bears interest at a rate per annum equal to the sum of 2% plus the applicable LIBOR rate then in effect. Further information concerning these items can be found in note 5 to the condensed consolidated financial statements. The Company incurred debt issuance costs of $20.7 million in connection with the above debt instruments.
As of June 28, 2014, the Company had a $75 million senior secured asset-based revolving credit facility maturing April 30, 2019. As of June 28, 2014, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility. Through June 28, 2014, the Company was in compliance with all applicable financial covenants included in the terms of the senior secured asset-based revolving credit facility. The Company's prior revolving credit facility was terminated upon consummation of the ATMI acquisition described in note 2 to the condensed consolidated financial statements.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.8 million. There were no outstanding borrowings under these lines of credit at June 28, 2014.
The Company believes that its cash and cash equivalents, funds available under its senior secured asset-based revolving credit facility and international credit facilities and cash flow generated from operations will be sufficient to meet its working capital and investment requirements for at least the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms.
At June 28, 2014, the Company’s shareholders’ equity was $765.2 million, up 1% from $756.8 million at the beginning of the year. The increase mainly reflected additional paid-in capital of $4.2 million associated with the Company’s share-based compensation expense and foreign currency translation effects of $5.8 million, the latter factor of which is mainly associated with the weakening of the the U.S. dollar versus the Japanese yen, Malaysian ringgit and Korean won. Among other factors, these increases were partly offset by the taxes paid related to net settlement of equity awards of $2.0 million.
As of June 28, 2014, the Company’s sources of available funds were its cash and cash equivalents of $367.0 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities and cash flow generated from operations. As of June 28, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $272.8 million. These amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
New Accounting Pronouncements
Recently adopted accounting pronouncements There were no recently adopted accounting pronouncement adopted during the six months ended June 28, 2014.
Recently issued accounting pronouncements At this time, the Company does not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on its condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)(ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for the quarter ending March 31, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.
Other Accounting Standards Updates issued but not effective for the Company until after June 28, 2014 are not expected to have a material effect on the Company’s condensed consolidated financial statements.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net loss of affiliates, (2) income tax expense, (3) interest expense (4) interest income (5) other expense (income), net, (6) charge for the fair value write-up of acquired inventory sold, (7) transaction-related costs, (8) deal costs, (9) integration costs, (10) contingent consideration fair value adjustment, (11) amortization of intangible assets and (12) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as its Adjusted EBITDA less depreciation. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net (loss) income before (1) charge for fair value write-up of acquired inventory sold, (2) transaction-related costs, (3) deal costs, (4) integration costs, (5) contingent consideration fair value adjustment, (6) amortization of intangible assets and (7) the tax effect of those adjustments to net (loss) income.

The charge for fair value write-up of acquired inventory sold, transaction-related costs, deal costs and integration costs adjustments underlying Adjusted EBITDA and Non-GAAP EPS relate specifically to the ATMI acquisition.
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
Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$251,578	$177,544	$417,382	$342,614
Net (loss) income	$(14,669)	$19,781	$(357)	$36,178
Adjustments to net income
Equity in net loss of affiliates	50	—	50	—
Income tax (benefit) expense	(22,445)	7,516	(18,202)	12,714
Interest expense	12,537	40	12,566	44
Interest income	(192)	(54)	(415)	(179)
Other expense (income), net	1,351	(896)	1,529	(2,123)
GAAP – Operating (loss) income	(23,368)	26,387	(4,829)	46,634
Charge for fair value mark-up of acquired inventory sold	24,293	—	24,293	—
Transaction-related costs	26,806	—	26,806	—
Deal costs	7,844	—	9,125	—
Integration costs	3,497	—	3,497	—
Contingent consideration fair value adjustment	(1,282)	—	(1,282)	—
Amortization of intangible assets	9,390	2,359	11,726	4,646
Adjusted operating income	47,180	28,746	69,336	51,280
Depreciation	11,043	7,311	18,875	14,607
Adjusted EBITDA	$58,223	$36,057	$88,211	$65,887

Adjusted operating income – as a % of net sales	18.8%	16.2%	16.6%	15.0%
Adjusted EBITDA – as a % of net sales	23.1%	20.3%	21.1%	19.2%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Six months ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net (loss) income	$(14,669)	$19,781	$(357)	$36,178
Adjustments to net (loss) income
Charge for fair value mark-up of acquired inventory sold	24,293	—	24,293	—
Transaction-related costs	26,806	—	26,806	—
Deal costs	12,007	—	13,288	—
Integration costs	3,497	—	3,497	—
Contingent consideration fair value adjustment	(1,282)	—	(1,282)	—
Amortization of intangible assets	9,390	2,359	11,726	4,646
Tax effect of adjustments to net (loss) income	(32,610)	(851)	(33,889)	(1,675)
Non-GAAP net income	$27,432	$21,289	$44,082	$39,149

Diluted (loss) earnings per common share	$(0.11)	$0.14	$—	$0.26
Effect of adjustments to net (loss) income	0.30	0.01	0.32	0.02
Diluted non-GAAP (loss) earnings per common share	$0.20	$0.15	$0.32	$0.28

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing of $460 million are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $5.2 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 28, 2014, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 28, 2014. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of June 28, 2014, its CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company acquired ATMI, Inc. on April 30, 2014. In the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended June 28, 2014, management has excluded total assets of approximately $1.3 billion and net sales of approximately $60 million related to ATMI, Inc. that are included in the condensed consolidated financial statements of Entegris, Inc. and subsidiaries as of and for the period ended June 28, 2014. Management must include ATMI, Inc. in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting no later than the second quarter of 2015.
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
On or about February 7 and 28, 2014, two putative class action complaints challenging the merger between the Company and ATMI, Inc. were filed in the Superior Court of the State of Connecticut, Judicial District of Danbury, captioned Andrew Pace v. ATMI, Inc., et al. and Dolores Carter v. ATMI, Inc., et al., respectively. The complaints were filed on behalf of the public shareholders of ATMI, Inc. and name as defendants ATMI, Inc., the members of the Board of Directors of ATMI, Inc., the Company and the Company’s subsidiary, Atomic Merger Corporation. The complaints generally alleged that ATMI, Inc.’s directors breached their fiduciary duties to ATMI, Inc.’s shareholders by agreeing to sell ATMI, Inc. for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that ATMI, Inc., the Company and Atomic Merger Corporation aided and abetted those alleged breaches. The complaint in the Carter action and the second amended complaint in the Pace action also allege purported disclosure deficiencies in the preliminary and definitive proxy statements for the merger that ATMI, Inc. filed with the SEC. The complaints sought, among other things, to enjoin the merger. The merger was approved by ATMI, Inc.’s shareholders on April 15, 2014 and was closed on April 30, 2014. The case captioned Dolores Carter v. ATMI, Inc., et al. was subsequently dismissed by the plaintiff. The case captioned Andrew Pace v. ATMI, Inc., et al. continues to be pending and has been transferred to the Complex Litigation Docket. On July 21, 2014, ATMI, Inc. and the Company each filed a motion to strike the plaintiff’s second amended complaint; that motion is pending before the court. The Company continues to believe that this case is without merit and intends to vigorously defend this case.
Item 1A. Risk Factors
The following risk factors are added to the Risk Factors set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2013:
Risks Related to Our Indebtedness
We will have a substantial amount of indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and to make payments on the indebtedness. As of June 28, 2014, we have an aggregate principal amount of approximately $820 million of outstanding total indebtedness, comprised of our 6% senior unsecured notes due April 1, 2022 (“Notes”) and our senior secured term loan facility due 2021 (“Term Loan”). In addition we have approximately $75 million of unutilized capacity under a senior secured asset-based revolving credit facility (“ABL Facility”), which is subject to a borrowing base.
Subject to the limits contained in the credit agreements governing our Term Loan and the indenture that governs the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to investors, including:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt, including indebtedness under the Senior Credit Facilities;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Credit Facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•
preventing us from raising funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which could constitute a default under the indenture governing the Notes;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

•	increasing our cost of borrowing.

In addition, the indenture that will govern the Notes and the credit agreements governing our Senior Credit Facilities contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above and prevent us from fulfilling our obligations under our Indebtedness.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that will govern the Notes and the credit agreements governing our Term Loan contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with the holders of the Notes and the lenders under the Term Loan in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our Company. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Our Term Loan will also provide that we will have the right at any time to request additional loans and commitments, and to the extent that the aggregate amount of such additional loans and commitments exceeds $225 million, the incurrence thereof will be subject to our secured net leverage ratio being less than a specified ratio, or in the case of unsecured loans or other unsecured debt, or loans or other debt secured by junior liens, our total net leverage ratio being less than a specified ratio. The lenders under these facilities will not be under any obligation to provide any such additional term loans or commitments, and any additional term loans or increase in commitments will be subject to several conditions precedent and limitations. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements governing the Term Loan and the indenture that governs the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Term Loan could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
The terms of our credit agreements governing our Term Loan and the indenture that will govern the Notes will restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. The indenture that governs the Notes and the credit agreements governing our Term Loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur certain liens;
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•prepay, redeem or repurchase certain debt;
•make investments, loans, advances and acquisitions;
•sell or otherwise dispose of assets, including capital stock of our subsidiaries;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the credit agreement governing our ABL Facility may, at certain times, require us to maintain a fixed charge coverage ratio. Our ability to meet this financial ratio can be affected by events beyond our control.
A breach of the covenants under the indenture that will govern the Notes or under the credit agreements governing our Term Loan could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our ABL Facility would permit the lenders under our ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Term Loan, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Term Loan to avoid being in default. If we breach our covenants under our Term Loan and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs we would be in default under the applicable facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The restrictions contained in the credit agreements governing our Term Loan and the indenture that will govern the Notes could adversely affect our ability to:
•finance our operations;
•make needed capital expenditures;
•make strategic acquisitions or investments or enter into joint ventures;
•withstand a future downturn in our business, the industry or the economy in general;

•	compete effectively and engage in business activities, including future opportunities, that may be in our best interest; and

•	plan for or react to market conditions or otherwise execute our business strategies. These restrictions may affect our ability to grow in accordance with our plans.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital. The Notes have been rated by Standard & Poor’s and Moody’s. There is no assurance that such credit ratings will remain in effect for any given period of time. Rating agencies also may lower, suspend or withdraw ratings on the Notes or our other debt in the future. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market prices or marketability of our indebtedness.
Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to our indebtedness is lowered or withdrawn for any reason, the value of that indebtedness could deteriorate.

Additional Risks Related to Our Business
The loss of or significant curtailment of purchases by any of the largest customers of our Electronics Materials (EM) business could adversely affect our results of operations. While our EM business generates revenue from hundreds of customers worldwide, in 2013, approximately 76 percent of its revenues were generated by 20 customers. The loss of or significant curtailment of purchases by one or more of its top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations. Our EM customers’ and their customers’ aggressive management of inventory has already adversely affected EM’s results of operations in the past and may continue to adversely affect future results of operations.

We may have difficulty obtaining the resources or products we need for manufacturing or assembling our EM products or operating other aspects of our EM business, which could adversely affect our ability to meet demand for our EM products and may increase our costs. We have hundreds of suppliers providing various materials that we use in the production of our EM products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for certain of these materials. The inability of such suppliers to deliver adequate supplies of reasonable quality production materials or other supplies could disrupt our production process for EM products. In addition, production could be disrupted by the unavailability of the resources used in production, such as electricity, chemicals, and gases. The unavailability or reduced availability of the materials or resources we use for our EM products may require us to reduce production of EM products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could adversely affect our business and results of operations.

Our results of operations could be adversely affected by climate change and natural events in the locations in which we, our customers or our suppliers operate. We have manufacturing and other operations in locations subject to natural events such as severe weather and earthquakes that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or our customers’ or suppliers’ operations, may adversely affect our results of operations and financial condition. Also, climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct its businesses.

We may be subject to information technology system failures, network disruptions and breaches in data security. Information technology system failures, network disruptions and breaches of data security from cyber-attacks, employee social media use on our computers or through failure of our internet service providers and other cloud computing service providers to successfully secure their own systems could disrupt our operations, causing customer communication and order management issues, unintentional disclosure of customer, employee and proprietary information, and disruption in transaction processing, which could affect our reputation and reporting of financial results. While our management has taken steps to address these concerns by implementing network security, hiring personnel and establishing internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.

The integration of ATMI’s operations into ours following the April 30, 2014 merger could create additional risks for our internal controls over financial reporting. We intend to avail ourselves of an exception to internal control testing requirements that will enable us to not integrate ATMI into our control environment or subject it to internal control testing until calendar year 2015, which means that deficiencies in our internal control over financial reporting as a combined company may not be recognized until then. Any such undiscovered deficiencies could result in misstatements of our results of operations, restatements of our financial statements, declines in the trading price of our common stock or otherwise have a material adverse effect on our business, reputation, results of operations, financial condition or cash flows.

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

ENTEGRIS, INC.

Date: August 4, 2014	/s/ Gregory B. Graves
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