Form 10-Q
period 2014-09-27
ENTEGRIS INC
filed 2014-10-31
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2014
Common Stock, $0.01 par value per share	139,501,173 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2014

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 27, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$390,493	$384,426
Short-term investments	7,930	—
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,974 and $1,779	175,087	101,873
Inventories	164,601	94,074
Deferred tax assets, deferred tax charges and refundable income taxes	23,450	20,844
Other current assets	21,335	11,088
Total current assets	782,896	612,305
Property, plant and equipment, net of accumulated depreciation of $309,823 and $283,815	316,385	186,440
Other assets:
Goodwill	336,252	12,274
Intangible assets, net of accumulated amortization of $134,322 and $109,468	322,282	43,509
Deferred tax assets and other noncurrent tax assets	1,964	12,039
Other	35,441	8,727
Total assets	$1,795,220	$875,294
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$4,600	$—
Accounts payable	67,095	38,396
Accrued payroll and related benefits	45,725	30,116
Interest payable	14,695	—
Other accrued liabilities	33,572	18,700
Deferred tax liabilities and income taxes payable	7,601	10,373
Total current liabilities	173,288	97,585
Long-term debt, excluding current maturities	788,249	—
Pension benefit obligations and other liabilities	25,376	15,411
Deferred tax liabilities and other noncurrent tax liabilities	50,030	5,455
Commitments and contingent liabilities
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 27, 2014 and December 31, 2013	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 27, 2014 and December 31, 2013: 139,500,865 and 138,734,442	1,395	1,387
Additional paid-in capital	826,394	819,632
Retained deficit	(90,024)	(88,599)
Accumulated other comprehensive income	20,512	24,423
Total equity	758,277	756,843
Total liabilities and equity	$1,795,220	$875,294

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$273,054	$164,585	$690,436	$507,199
Cost of sales	174,311	94,453	431,673	292,369
Gross profit	98,743	70,132	258,763	214,830
Selling, general and administrative expenses	55,820	31,746	172,954	99,564
Engineering, research and development expenses	24,427	13,947	61,698	39,547
Amortization of intangible assets	13,128	2,343	24,854	6,989
Contingent consideration fair value adjustment	—	(1,813)	(1,282)	(1,813)
Operating income	5,368	23,909	539	70,543
Interest expense	10,443	56	23,009	100
Interest income	(347)	(75)	(762)	(254)
Other expense (income), net	110	982	1,639	(1,141)
(Loss) income before income taxes and equity in net loss of affiliates	(4,838)	22,946	(23,347)	71,838
Income tax (benefit) expense	(3,810)	5,139	(22,012)	17,853
Equity in net loss of affiliates	40	—	90	—
Net (loss) income	$(1,068)	$17,807	$(1,425)	$53,985

Basic net (loss) income per common share	$(0.01)	$0.13	$(0.01)	$0.39
Diluted net (loss) income per common share	$(0.01)	$0.13	$(0.01)	$0.39
Weighted shares outstanding:
Basic	139,480	138,904	139,215	139,061
Diluted	139,480	139,482	139,215	139,688
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net (loss) income	$(1,068)	$17,807	$(1,425)	$53,985
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(8,749)	2,105	(2,919)	(14,314)
Available-for-sale investments, unrealized loss, net of tax	(393)	—	(1,037)	—
Reclassification of cumulative translation adjustment associated with liquidated subsidiary	—	739	—	739
Pension liability adjustments	26	(5)	45	52
Other comprehensive (loss) income	(9,116)	2,839	(3,911)	(13,523)
Comprehensive (loss) income	$(10,184)	$20,646	$(5,336)	$40,462
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$41,997	$(1,059)	$694,799
Shares issued under stock plans	1,748	17	6,650	—	—	—	6,667
Share-based compensation expense	—	—	5,859	—	—	—	5,859
Repurchase and retirement of common stock	(1,539)	(15)	(8,998)	(5,813)	—	—	(14,826)
Tax benefit associated with stock plans	—	—	1,125	—	—	—	1,125
Pension liability adjustment, net of tax	—	—	—	—	—	52	52
Reclassification of cumulative translation adjustment associated with liquidated subsidiary	—	—	—		739	—	739
Foreign currency translation	—	—	—	—	(14,314)	—	(14,314)
Net income	—	—	—	53,985	—	—	53,985
Balance at September 28, 2013	138,667	$1,387	$814,150	$(108,866)	$28,422	$(1,007)	$734,086
(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Available-for-sale investments, change in net unrealized losses	Defined benefit pension adjustments	Total
Balance at December 31, 2013	138,734	$1,387	$819,632	$(88,599)	$25,280	$—	$(857)	$756,843
Shares issued under stock plans, net of shares withheld for employee taxes	767	8	(593)	—	—	—	—	(585)
Share-based compensation expense	—	—	6,513	—	—	—	—	6,513
Tax benefit associated with stock plans	—	—	842	—	—	—	—	842
Pension liability adjustment, net of tax	—	—	—	—	—	—	45	45

Available-for-sale investments, change in net unrealized losses	—	—	—	—	—	(1,037)	—	(1,037)
Foreign currency translation	—	—	—	—	(2,919)	—	—	(2,919)
Net loss	—	—	—	(1,425)		—	—	(1,425)
Balance at September 27, 2014	139,501	$1,395	$826,394	$(90,024)	$22,361	$(1,037)	$(812)	$758,277
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	September 27, 2014	September 28, 2013
Operating activities:
Net (loss) income	$(1,425)	$53,985
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	33,005	21,812
Amortization	24,854	6,989
Share-based compensation expense	6,513	5,859
Charge for fair value write-up of acquired inventory sold	48,586	—
Provision for deferred income taxes	(28,782)	3,282
Other	7,036	866
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(21,299)	(16,722)
Inventories	(8,078)	(2,555)
Accounts payable and accrued liabilities	27,929	(970)
Other current assets	45	391
Income taxes payable and refundable income taxes	(3,153)	5,239
Other	5,989	(3,483)
Net cash provided by operating activities	91,220	74,693
Investing activities:
Acquisition of business, net of cash acquired	(809,390)	(13,358)
Acquisition of property, plant and equipment	(44,013)	(49,030)
Proceeds from maturities of short-term investments	8,888	20,000
Proceeds from sale of assets held for sale	—	6,500
Payments for non-compete agreements	(7,517)	—
Other	560	188
Net cash used in investing activities	(851,472)	(35,700)
Financing activities:
Proceeds from long-term debt	855,200	—
Payments of long-term debt	(62,500)	—
Issuance of common stock	1,705	6,667
Taxes paid related to net share settlement of equity awards	(2,290)	—
Payments for debt issuance costs	(20,747)	—
Repurchase and retirement of common stock	—	(14,826)
Other	763	1,125
Net cash provided by (used in) financing activities	772,131	(7,034)
Effect of exchange rate changes on cash and cash equivalents	(5,812)	(3,596)
Increase in cash and cash equivalents	6,067	28,363
Cash and cash equivalents at beginning of period	384,426	330,419
Cash and cash equivalents at end of period	$390,493	$358,782
Supplemental Cash Flow Information

(In thousands)	Nine months Ended September 27, 2014	Nine months Ended September 28, 2013
Non-cash transactions:
Equipment purchases in accounts payable	$261	1,952
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations Entegris, Inc. (Entegris or the Company) is a leading provider of yield-enhancing materials and solutions for advanced manufacturing processes in the semiconductor and other high-technology industries.
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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 27, 2014 and December 31, 2013, and the results of operations, comprehensive (loss) income, equity and cash flows for the three and nine months ended September 27, 2014 and September 28, 2013.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)(ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective beginning January 1, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.
Other Accounting Standards Updates issued but not effective for the Company until after September 27, 2014 are not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. ACQUISITIONS

ATMI
On April 30, 2014, the Company acquired ATMI, Inc. (the Merger), a Delaware corporation (ATMI), for approximately $1.1 billion in cash pursuant to an Agreement and Plan of Merger (the Merger Agreement), dated as of February 4, 2014. As a result of the Merger, ATMI became a wholly-owned subsidiary of the Company. The Merger was accounted for under the acquisition method of accounting and the results of operations of ATMI are included in the Company's condensed consolidated financial statements as of and since April 30, 2014. Direct costs of $13.3 million associated with the acquisition of ATMI, consisting mainly of professional and consulting fees, were expensed as incurred in the nine months ended September 27, 2014. These costs are classified as selling, general and administrative expense in the Company's condensed consolidated statements of operations.

ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronic devices. These products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics processes. The acquisition was executed to expand the Company’s product offering base and technological base, and enhance the leverage of its selling and administrative functions. ATMI’s sales for the year ended December 31, 2013 were approximately $361 million.

The purchase price of ATMI consisted of the following:

(In thousands):
Cash paid to ATMI shareholders	$1,099,033
Cash paid in settlement of share-based compensation awards	31,451
Total purchase price	1,130,484
Less cash and cash equivalents acquired	321,094
Total purchase price, net of cash acquired	$809,390

Under the terms of the Merger Agreement, the Company paid $34 per share for all outstanding common shares of ATMI (excluding treasury shares). In addition, the Company settled all outstanding share-based compensation awards held by ATMI employees at the same per share price. The acquisition method of accounting requires the Company to include the amount associated with pre-combination service as consideration in the acquisition, reflected in the table immediately above, while the fair value of the unvested portion of the awards in the amount of $21.3 million is recorded as expense, classified as selling, general and administrative expense, in the Company's condensed consolidated statement of operations.

The Merger was funded with existing cash balances as well as funds raised by the Company through the issuance of debt in the form of a senior secured term loan in an aggregate principal amount of $460 million and senior unsecured notes in an aggregate principal amount of $360 million as described in further detail in note 7 to the condensed consolidated financial statements.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the ATMI acquisition:

(In thousands):
Accounts receivable and other current assets	$106,824
Inventory	115,469
Property, plant and equipment	127,164
Identifiable intangible assets	296,074
Other noncurrent assets	15,748
Current liabilities	(89,162)
Deferred tax liabilities and other noncurrent liabilities	(86,753)
Net assets acquired	485,364
Goodwill	324,026
Total purchase price, net of cash acquired	$809,390

The fair value of acquired inventories of $115.5 million is valued at the estimated selling price less the cost of disposal and reasonable profit for the selling effort, and is provisional pending the Company's final review. The fair value write-up of acquired finished goods inventory was $48.6 million, the amount amortized over the expected turn of the acquired inventory. Accordingly, $24.3 million and $48.6 million incremental cost of sales charges associated with the fair value write-up of inventory acquired in the merger with ATMI was recorded for the three and nine months ended September 27, 2014, respectively.

The fair value of acquired property, plant and equipment of $127.2 million is valued at its value-in-use, unless there was a known plan to dispose of an asset, and is provisional pending the Company's completion of its valuation of certain assets, and its final review of all acquired property, plant and equipment.

The fair value of the acquired intangible assets is $296.1 million. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life of approximately 8.3 years and are being amortized on a straight-line basis. The intangible assets that comprise the amount include customer relationships of $165.1 million (10-year weighted average useful life), developed technology and related trade names of $120.8 million (6-year weighted average useful life), and other intangible assets of $10.2 million (7.2-year weighted average useful life).

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

The purchase price of ATMI exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $324.0 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.

The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the valuation of certain assets and liabilities is still being completed, or is subject to final review. In addition to inventory and property, plant and equipment, as noted above, the Company's valuation of ATMI's tax accounts is provisional pending the completion of and the Company's review of ATMI's tax returns to be filed for periods up to the acquisition date. To the extent that the Company's estimates require adjustment, the Company will modify the value.

Subsequent to the Merger, the Company agreed to make severance payments of $7.5 million to ATMI executives. Under the terms of various agreements, the executives are unable to compete with the Company for periods averaging 1.6 years. Based on the Company's analysis, the payments associated with these noncompete clauses were capitalized as finite-lived intangible assets to be amortized over twelve to eighteen months. The fair value of these noncompete clauses was determined using the “income approach” on an individual executive basis, following a methodology similar to the one described above for acquired identifiable intangible assets.

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

	Three months ended		Nine months ended
(In thousands, except per share data) (Unaudited)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$273,054	$251,799	$804,701	$770,688
Net income (loss)	15,937	15,726	58,967	46,089
Per share amounts:
Net income (loss) per common share - basic	$0.11	$0.11	$0.42	$0.33
Net income (loss) per common share - diluted	0.11	0.11	0.42	0.33

The unaudited pro forma financial information above gives effect to the following:

a.
The elimination of transactions between Entegris and ATMI, which upon completion of the merger would be considered intercompany. This reflects the elimination of intercompany sales and associated intercompany accounts.

b.	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

c.	The above pro forma results have been reclassified to segregate the operating results of ATMI's discontinued operations.

The unaudited pro forma financial information above for the three and nine months ended September 27, 2014 excludes the purchase accounting impact of the incremental charge reported in cost of sales for the sale of acquired inventory that was written-up to fair value of $24.3 million and $48.6 million, respectively.

The pro forma data does not include data for Jetalon Solutions, Inc. for the period prior to its acquisition due to the immaterial impact on the pro forma financial information for the three and nine months ended September 27, 2014.
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

3.  SHORT-TERM INVESTMENTS
In conjunction with the acquisition of ATMI, the Company acquired South Korea bank time deposits and common shares of one publicly traded security, which are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. Available-for-sale investments as of September 27, 2014 consist of the following:

(In thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$7,051	$—	$(1,037)	$6,014
Time deposits	$1,916	$—	$—	$1,916
Total available-for-sale investments	$8,967	$—	$(1,037)	$7,930
Equity investments with continuous unrealized losses for less than 12 months and their related fair values at September 27, 2014 were as follows:

	Less than 12 months
(In thousands)	Fair value	Gross unrealized losses
Common stock	$6,014	$(1,037)
Total	$6,014	$(1,037)
The Company regularly reviews the fair value of marketable security declines below amortized cost to evaluate whether the decline is other-than-temporary. In making this determination, the Company considers all available evidence including, among other things, considering the duration and extent of the decline and the economic factors influencing the market to determine if the fair value will recover to equal or exceed the amortized cost. If the Company determines that the fair value will not recover, an other-than-temporary impairment is recognized, net of applicable taxes. Management does not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 27, 2014. As part of that evaluation, the Company has concluded that it has the ability and intent to hold the investment until the recovery of fair value.
The amortized cost and fair value of available-for-sale debt investments as of September 27, 2014, by contractual maturity, were as follows:

(In thousands)	Cost basis	Fair value
Due in 1 year or less	$1,916	$1,916
Total	$1,916	$1,916

The net unrealized holding losses on available-for-sale investments that have been included in other comprehensive income as of September 27, 2014 were as follows:

(In thousands)
Net unrealized holding losses included in other comprehensive income	$(1,037)

4. INVENTORIES
Inventories consist of the following:

(In thousands)	September 27, 2014	December 31, 2013
Raw materials	$40,323	$26,012
Work-in process	16,531	10,512
Finished goods(a)	107,185	56,998
Supplies	562	552
Total inventories	$164,601	$94,074

(a)	Includes consignment inventories held by customers of $11.0 million and $5.1 million at September 27, 2014 and December 31, 2013, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	CMH	EM	Total
December 31, 2012	$2,209	$—	$2,209
Addition due to acquisition	10,090	—	10,090
Other, including foreign currency translation	(25)	—	(25)
December 31, 2013	12,274	—	12,274
Addition due to acquisition	31,440	292,586	324,026
Other, including foreign currency translation	(23)	(25)	(48)
September 27, 2014	$43,691	$292,561	$336,252

As of September 27, 2014, goodwill amounted to approximately $336.3 million, an increase of $324.0 million from the balance at December 31, 2013. The increase in goodwill relates to the acquisition of ATMI completed in April 2014 as described in note 2 and is provisional subject to the Company's final valuation of assets acquired and liabilities assumed. The increase was partially offset by the foreign currency translation adjustments.

Other intangible assets, excluding goodwill, were as follows:

As of September 27, 2014
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	200,864	73,737	127,127	6.6
Trademarks and trade names	17,210	8,376	8,834	9.8
Customer relationships	222,726	49,893	172,833	10.3
Other	15,804	2,316	13,488	6.4
	$456,604	$134,322	$322,282	8.5

As of December 31, 2013
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	80,055	62,906	17,149	7.5
Trademarks and trade names	13,092	7,306	5,786	12.0
Customer relationships	57,617	39,146	18,471	11.0
Other	2,213	110	2,103	13.3
	$152,977	$109,468	$43,509	9.3

Amortization expense for the three and nine months ended September 27, 2014 amounted to $13.1 million and $24.9 million, respectively. Amortization expense for the three and nine months ended September 28, 2013 amounted to $2.3 million and $7.0 million, respectively.

The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's condensed consolidated balance sheets is estimated to be the following at September 27, 2014.

Fiscal year ending December 31	(In thousands)
2014	$12,917
2015	48,586
2016	45,602
2017	44,178
2018	42,899
Thereafter	128,100
$322,282

6. ASSET RETIREMENT OBLIGATIONS

In connection with the acquisition of ATMI described in note 2, the Company assumed asset retirement obligations (AROs) related to environmental disposal obligations associated with cylinders used to supply customers with ATMI's products, and certain restoration obligations associated with its leased facilities.

Changes in the carrying amounts of the Company’s AROs at September 27, 2014 are shown below:

(In thousands)
Balance at December 31, 2013	$2,167
Liabilities assumed in ATMI acquisition	8,032
Liabilities settled	(63)
Liabilities incurred	147
Accretion expense	125
Revision of estimate	(53)
Balance at September 27, 2014	$10,355

The ARO liability is included in the condensed consolidated balance sheets under the caption pension benefit obligations and other liabilities.

7. DEBT

Long-term debt at September 27, 2014 consists of the following:

(In thousands)	September 27, 2014
Senior secured term loan facility due 2021	$432,849
Senior unsecured notes due 2022	360,000
Total long-term debt	792,849
Less current maturities of long-term debt	4,600
Long-term debt less current maturities	$788,249

Annual maturities of long-term debt as of September 27, 2014 are as follows:

Fiscal year ending	(In thousands)
2014	$2,300
2015	54,600
2016	4,600
2017	4,600
2018	4,600
Thereafter	722,149
$792,849
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
The Company recorded $0.8 million and $5.1 million, respectively, of amortized debt issuance costs in the three and nine months ended September 27, 2014, including $4.0 million for bridge financing fees paid for the availability of funding for the acquisition of ATMI. These amounts are included in interest expense in the Company's condensed consolidated statements of operations.

Senior Secured Term Loan Facility and Security Agreement
On April 30, 2014, the Company entered into a term loan credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the Term Loan Facility), that provides senior secured financing of $460 million (which may be increased by up to $225 million in certain circumstances). Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company's interest rate is 3.5% at September 27, 2014. In addition to paying interest on outstanding principal under the Term Loan Facility, the Company is required to pay customary agency fees.
During the three months ended September 27, 2014, the Company made a discretionary prepayment of $25 million on the Term Loan Facility.
The credit agreement governing the Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with (a) up to 50% of the Company’s annual Excess Cash Flow (as defined in the credit agreement governing the Term Loan Facility) and (b) 100% of the net cash proceeds of (i) certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and (ii) any incurrence or issuance of certain debt, other than debt permitted under the Term Loan Facility.
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
All obligations under the Term Loan Facility are unconditionally guaranteed by certain of the Company’s existing wholly owned domestic subsidiaries, and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Company's subsidiary guarantors.

The Term Loan Facility contains a number of negative covenants that, subject to certain exceptions, restrict the Company’s ability and each of the Company’s subsidiaries ability to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. The Company is in compliance with all of the above covenants at September 27, 2014.

The credit agreement governing the Term Loan Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

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
As provided in the Senior Unsecured Notes Indenture, the Company may at its option on one or more occasions redeem all or a part of the 2022 Senior Unsecured Notes at a redemption price equal to (a) 100% of the principal amount of the 2022 Senior Unsecured Notes redeemed plus a make-whole premium if redeemed prior to April 1, 2017, or (b) a percentage of principal amount between a percentage from 100% and 104.5% of the aggregate principal amount of notes to be redeemed depending on the period of redemption, if redeemed on or after April 1, 2017, plus, in each case, accrued and unpaid interest thereto.
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

The 2022 Senior Unsecured Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to pay dividends or distributions or redeem or repurchase equity; prepay subordinated debt or make certain investments, loans, advances and acquisitions; incur or guarantee additional debt, or issue certain disqualified stock and preferred stock; create liens; engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; enter into transactions with affiliates; and create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries. The Company is in compliance with all of the above covenants at September 27, 2014.

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

Senior Secured Asset-Based Revolving Credit Facility and Security Agreement
On April 30, 2014, the Company entered into an asset-based credit agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the ABL Facility), that provides senior secured financing of $75 million (which may be increased by up to $35 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of certain percentages of various accounts and inventories. The ABL Facility includes borrowing capacity in the form of letters of credit up to $35 million of the facility, and up to $20 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans. There is no outstanding balance under the ABL Facility at September 27, 2014.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (prime rate or LIBOR), plus an applicable margin. The Company's interest rate is 4.25% at September 27, 2014. Swingline loans shall bear interest at a rate per annum equal to the base rate plus the applicable margin.
In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee of 0.33% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and agency fees.
The Company may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time. Prepayments of the loans may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
There is no scheduled amortization under the Company’s ABL Facility. The principal amount outstanding under the ABL Facility is due and payable in full on April 30, 2019.

All obligations under the ABL Facility are unconditionally guaranteed by certain of the Company’s existing wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Company's subsidiaries that have guaranteed the ABL Facility.

The ABL Facility contains a number of negative covenants that, among other things, subject to certain exceptions, restrict the Company’s ability and the ability of each of the Company’s subsidiaries to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. The Company is in compliance with all of the above covenants at September 27, 2014.

 The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Intercreditor Agreement
In connection with the closing of the ABL Facility and Term Loan Facility, on April 30, 2014, Goldman Sachs Bank USA, as collateral agent for the ABL Facility and as collateral agent for the Term Loan Facility, entered into an intercreditor agreement (the Intercreditor Agreement), acknowledged by the Company, which governs the relative priorities (and certain other rights) of the ABL Facility lenders and Term Loan Facility lenders pursuant the respective security agreements that each entered into with the Company and the guarantors.
8. LEASE COMMITMENTS
As of September 27, 2014, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

(In thousands)
2014	$3,155
2015	9,620
2016	6,869
2017	4,300
2018	3,652
Thereafter	1,163
Total minimum lease payments	$28,759

Total rental expense for all equipment and building operating leases for the three and nine months ended September 27, 2014 were $3.3 million and $8.7 million, respectively and for the three and nine months ended September 28, 2013 were $2.3 million and $7.1 million, respectively.

9. INCOME TAXES

Income tax expense differs from the expected amounts based on the statutory federal tax rates for the three and nine months ended September 27, 2014 and September 28, 2013 as follows:

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected federal income tax (benefit) expense at statutory rate	$(1,693)	$8,031	$(8,171)	$25,143
Effect of foreign source income	(3,460)	(3,059)	(12,958)	(6,742)
Effect of foreign dividend	1,800	—	(2,936)	—
Nondeductible acquisition costs	(353)	—	1,503	—
Other items, net	(104)	167	550	(548)
Income tax (benefit) expense	$(3,810)	$5,139	$(22,012)	$17,853

The Company’s year-to-date effective tax rate associated with the income tax benefit was 94.3% in 2014, compared to an effective tax rate of 24.9% in connection with income tax expense in 2013. This variance reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates, nondeductibility of certain acquisition-related expenditures incurred in connection with the ATMI acquisition and the benefit of a foreign dividend. The effective tax rate in 2013 included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013, included in other items, net, in the above table.

10. (LOSS) EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic—weighted common shares outstanding	139,480	138,904	139,215	139,061
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	—	578	—	627
Diluted—weighted common shares and common shares equivalent outstanding	139,480	139,482	139,215	139,688
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Shares excluded from calculations of diluted EPS	1,389	1,550	1,896	1,550

11. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at September 27, 2014 and December 31, 2013. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	September 27, 2014				December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$—	$—	$—	$—	$49,988	$—	$49,988
Money market fund deposits	—	—	—	—	118,090	—	—	118,090
Short-term investments
Common stock	6,014	—	—	6,014	—	—	—	—
Time deposits	1,916	—	—	1,916	—	—	—	—
Other current assets
Foreign currency contracts(a)	—	831	—	831	—	—	—	—
Total assets measured and recorded at fair value	$7,930	$831	$—	$8,761	$118,090	$49,988	$—	$168,078
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$514	$—	$514
Contingent consideration obligation	—	—	—	—	—	—	1,282	1,282
Total liabilities measured and recorded at fair value	$—	$—	$—	$—	$—	$514	$1,282	$1,796

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the September 27, 2014 and December 31, 2013 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	September 27, 2014			December 31, 2013
(In thousands)	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Foreign currency contracts	$2,138	$1,307	$831	$620	$106	$514

Gains (losses) associated with derivatives are recorded in other expense (income), net in the condensed consolidated statements of operations. Gains (losses) associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gains (losses) on foreign currency contracts	$1,181	$(784)	$740	$(5,212)

12. SEGMENT REPORTING

In the second quarter of 2014 the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Under the new structure, the managers of two primary product groups are accountable for results at the segment profit level and report directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the product groups. Accordingly, the Company will report its financial performance based on two reportable segments: Critical Materials Handling (CMH) and Electronic Materials EM). The Company's two reportable segments are business divisions that provide unique products and services.

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

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales
CMH	$165,368	$145,601	$487,757	$449,534
EM	107,686	18,984	202,679	57,665
Total net sales	$273,054	$164,585	$690,436	$507,199

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Segment profit
CMH	$35,520	$31,616	$107,115	$96,727
EM	33,316	4,064	59,728	12,417
Total segment profit	$68,836	$35,680	$166,843	$109,144

(In thousands)	September 27, 2014	December 31, 2013
Total assets:
CMH	$533,932	$421,756
EM	830,756	33,790
Corporate, including cash and cash equivalents	$430,532	$419,748
Total assets	$1,795,220	$875,294
The following table reconciles total segment profit to (loss) income before income taxes:

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Total segment profit	$68,836	$35,680	$166,843	$109,144
Less:
Charge for fair value write-up of acquired inventory sold	24,293	—	48,586	—
Amortization of intangible assets	13,128	2,343	24,854	6,989
Contingent consideration fair value adjustment	—	(1,813)	(1,282)	(1,813)
Unallocated general and administrative expenses	26,047	11,241	94,146	33,425
Operating income	5,368	23,909	539	70,543
Interest expense	10,443	56	23,009	100
Interest income	(347)	(75)	(762)	(254)
Other expense (income), net	110	982	1,639	(1,141)
(Loss) income before income taxes	$(4,838)	$22,946	$(23,347)	$71,838

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
Entegris is a leading provider of a wide range of products and services for purifying, protecting and transporting critical materials used in processing and manufacturing in the microelectronics and other high-technology industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and related industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers as well as thin film transistor-liquid crystal display (TFT-LCD) and hard disk manufacturers, which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.
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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2014 end March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014. Unaudited information for the three and nine months ended September 27, 2014 and September 28, 2013 and the financial position as of September 27, 2014 and December 31, 2013 are included in this Quarterly Report on Form 10-Q.
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
Key operating factors
Key factors, which management believes have the largest impact on the overall results of operations of Entegris, include:

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

Overall Summary of Financial Results for the Three Months and Nine Months Ended September 27, 2014

On April 30, 2014, the Company acquired ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.1 billion in cash, or $809.4 million net of cash acquired, as described in note 2 to the condensed consolidated financial statements. ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. The acquisition of ATMI (the Merger) was funded with the issuance of $820 million in debt, described in note 7 to the condensed consolidated financial statements.

For the three months ended September 27, 2014, net sales increased by $108.5 million, or 66%, to $273.1 million, compared to $164.6 million for the three months ended September 28, 2013. This sales improvement was principally driven by the inclusion of sales of $94.1 million from ATMI. Exclusive of the effect of the added ATMI sales and nominal favorable foreign currency translation effects, the Company's sales increased 9%, reflecting continued strong demand from device makers and improved wafer starts. Overall demand from the Company's semiconductor industry customers increased, reflecting improved industry fab utilization rates and higher industry capital spending.

Although net sales increased significantly year over year, the Company's gross profit rose by only $28.6 million for the three months ended September 27, 2014, to $98.7 million, up from $70.1 million for the three months ended September 28, 2013. Accordingly, the Company experienced a 36.2% gross margin rate compared to 42.6% in the comparable year-ago period. The gross profit and gross margin figures reflect a $24.3 million charge for fair value write-up of acquired ATMI inventory sold during the quarter. Excluding that charge, the Company's gross margin for the third quarter was 45.1%.

The Company also incurred significantly higher selling, general and administrative (SG&A) expenses for the three and nine months ended September 27, 2014, mainly due to the inclusion of SG&A expenses for ATMI's operations and the cost of integration activities.

The Company incurred interest expense of $10.4 million for the quarter ended September 27, 2014 compared to a nominal amount in the comparable year-ago period, the increase related to the debt outstanding issued to help fund the ATMI acquisition. The Company reported a net loss of $1.1 million, or $0.01 per diluted share, for the quarter ended September 27, 2014 compared to net income of $17.8 million, or $0.13 per diluted share, a year ago.

Net sales for the nine months ended September 27, 2014 were $690.4 million, up 36% from $507.2 million in the comparable year-ago period, principally driven by the inclusion of ATMI sales of $154.3 million. Exclusive of the ATMI sales, the Company's sales grew 6%. Gross profit, operating expenses, interest and tax expense for the nine months ended September 27, 2014 were also affected by ATMI-related items described in greater detail below. As a result, the Company reported a net loss of $1.4 million, or $0.01 per diluted share,for the nine months ended September 27, 2014 compared to net income of $54.0 million, or $0.39 per diluted share, in the comparable year-ago period.

Sales for the third quarter ended September 27, 2014 were up 9% on a sequential basis over the second quarter of 2014. The Company's sales increased mainly due to the inclusion of incremental sales of $32.6 million from ATMI, reflecting a full quarter's sales compared to two months' sales in the prior quarter, net of nominal unfavorable foreign currency translation effects. Exclusive of these factors, the Company's sales fell 4%, reflecting lower demand from device makers compared to last quarter.

The Company’s reportable segments experienced varied net sales and operating results for the three-month and nine-month periods as described in greater detail below.
During the nine-month period ended September 27, 2014, the Company’s operating activities provided net cash flow of $91.2 million. Cash used for the ATMI acquisition, net of cash acquired, was $809.4 million, while capital expenditures were $44.0 million for the period. Cash and cash equivalents were $390.5 million at September 27, 2014 compared with cash and cash equivalents of $384.4 million at December 31, 2013. The Company had outstanding long-term debt of $792.8 million at September 27, 2014 and none at December 31, 2013, respectively.
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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to accounts receivable-related valuation allowances, inventory valuation, impairment of long-lived assets, and income taxes. There have been no material changes in these aforementioned critical accounting policies. In addition, due to the significance of the estimates, assumptions and judgments associated with the acquisition of ATMI discussed elsewhere in this Quarterly Report on Form 10-Q, the Company provides the following discussion of its critical accounting policy for business acquisitions.

Business Acquisitions
The Company accounts for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, the Company typically obtains assistance from a third-party valuation firm.

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

Three and Nine Months Ended September 27, 2014 Compared to Three and Nine Months Ended September 28, 2013 and Three Months Ended June 28, 2014
The following table compares operating results for the three and nine months ended September 27, 2014 with results for the three and nine months ended September 28, 2013 and for the three months ended June 28, 2014, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Nine months ended
(Dollars in thousands)	September 27, 2014		September 28, 2013		June 28, 2014		September 27, 2014		September 28, 2013
Net sales	$273,054	100.0%	$164,585	100.0%	$251,578	100.0%	$690,436	100.0%	$507,199	100.0%
Cost of sales	174,311	63.8	94,453	57.4	162,910	64.8	431,673	62.5	292,369	57.6
Gross profit	98,743	36.2	70,132	42.6	88,668	35.2	258,763	37.5	214,830	42.4
Selling, general and administrative expenses	55,820	20.4	31,746	19.3	82,347	32.7	172,954	25.0	99,564	19.6
Engineering, research and development expenses	24,427	8.9	13,947	8.5	21,581	8.6	61,698	8.9	39,547	7.8
Amortization of intangible assets	13,128	4.8	2,343	1.4	9,390	3.7	24,854	3.6	6,989	1.4
Contingent consideration fair value adjustment	—	—	(1,813)	(1.1)	(1,282)	(0.5)	(1,282)	(0.2)	(1,813)	(0.4)
Operating income	5,368	2.0	23,909	14.5	(23,368)	(9.3)	539	0.1	70,543	13.9
Interest expense	10,443	3.8	56	—	12,537	5.0	23,009	3.3	100	—
Interest income	(347)	(0.1)	(75)	—	(192)	(0.1)	(762)	(0.1)	(254)	(0.1)
Other expense (income), net	110	—	982	0.6	1,351	0.5	1,639	0.2	(1,141)	(0.2)
(Loss) income before income taxes and equity in affiliates	(4,838)	(1.8)	22,946	13.9	(37,064)	(14.7)	(23,347)	(3.4)	71,838	14.2
Income tax (benefit) expense	(3,810)	(1.4)	5,139	3.1	(22,445)	(8.9)	(22,012)	(3.2)	17,853	3.5
Equity in net loss of affiliates	40	—	—	—	50	—	90	—	—	—
Net (loss) income	$(1,068)	(0.4)%	$17,807	10.8%	$(14,669)	(5.8)%	$(1,425)	(0.2)%	$53,985	10.6%
Net sales For the three months ended September 27, 2014, net sales increased by $108.5 million to $273.1 million, compared to $164.6 million for the three months ended September 28, 2013. This sales improvement was principally driven by the inclusion of sales of $94.1 million from ATMI. Exclusive of the effect of the added ATMI sales and nominal favorable foreign currency translation effects, the Company's sales increased 9%, reflecting strong demand from device makers and improved wafer starts. Overall demand from the Company's semiconductor industry customers increased, reflecting improved industry fab utilization rates and higher industry capital spending.
Net sales for the nine months ended September 27, 2014 were $690.4 million, up 36% from $507.2 million in the comparable year-ago period, principally driven by the inclusion of sales of $154.3 million from ATMI for the five-month period subsequent to the acquisition. Exclusive of the ATMI sales, the Company's sales grew 6%, reflecting the strong demand from device makers and improved wafer starts noted above.

Sales were up 9% on a sequential basis over the second quarter of 2014. Exclusive of the effect of the incremental sales of $32.6 million from ATMI reflecting a full quarter's sales compared to two months' sales in the prior quarter and nominal unfavorable foreign currency translation effects, the Company's sales fell 4%, mainly due to lower sales of FOUPs and fluid handling products, both of which experienced strong sales in the second quarter.
Foreign currency translation effects on net sales for the three and nine months ended September 27, 2014 were nominal with the effect of a weaker Japanese yen versus the U.S. dollar offset by the strength of most other currencies versus the U.S. dollar.
On a geographic basis, total sales in the third quarter of 2014 to North America were 23%, Asia (excluding Japan) 54%, Europe 10% and Japan 13% compared to prior year third quarter sales to North America of 29%, Asia (excluding Japan) 43%, Europe 14% and Japan 14%. Sales in Asia, North America, Japan and Europe increased 109%, 30%, 57%, and 19%, respectively in the third quarter of 2014 compared to last year's third quarter, mainly due to the addition of sales from ATMI.
Other than the effects noted above, the Company believes its sales changes are primarily volume driven. Based on the information available, the Company believes it is generally improving or maintaining market share for its products and that the effect of selling price erosion has been nominal.

Gross profit Gross profit for the three months ended September 27, 2014 increased to $98.7 million, up from $70.1 million for the three months ended September 28, 2013. The increase in gross profit reflects the improvement in legacy Entegris sales and the inclusion of sales from ATMI. Despite the improvement in gross profit, the Company experienced a 36.2% gross margin rate compared to 42.6% in the comparable year-ago period.

Gross profit for the nine months ended September 27, 2014 increased to $258.8 million, up from $214.8 million for the nine months ended September 28, 2013, a $43.9 million increase. The figures reflect a 37.5% gross margin rate for the first nine months of 2014 compared to 42.4% in the comparable year-ago period.

The gross margin percentages for the three and nine months were below the comparable year-ago figures primarily due to incremental cost of sales charges of $24.3 million and $48.6 million, respectively, associated with the sale of inventory acquired in the acquisition with ATMI. An inventory write-up of $48.6 million was recorded as part of the purchase price allocation and was amortized over the expected inventory turn of the acquired finished goods inventory. Excluding that charge, the Company's gross margin for the three and nine months ended September 27, 2014 were 45.1% and 44.5%, respectively. The adjusted gross margin rates exceeded the comparable year-ago figures mainly due to the increase in Company sales levels and, on average, higher margins for ATMI products.
On a sequential basis, gross profit increased by $10.1 million to $98.7 million, up from $88.7 million in the second quarter. The sequential gross profit increase reflects an improvement in legacy Entegris sales and the inclusion of one additional month of sales from ATMI. Reflecting the higher sales levels and slightly higher margins for ATMI products, the adjusted gross margin rate of 45.1% for the third quarter of 2014 improved from 44.9% in the second quarter of 2014, after adjusting both quarters for the incremental cost of sales charges associated with the sale of inventory acquired in the acquisition with ATMI noted above
Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $55.8 million for the three months ended September 27, 2014, up $24.1 million, or 76%, from the comparable three month period a year earlier. SG&A expenses recorded by ATMI and included in the Company's condensed consolidated financial statements amounted to $15.1 million, accounting for approximately 63% of the increase, which included severance and retention costs of $1.6 million. In addition, legacy Entegris incurred expenses of $7.1 million in merger-related expenses, including severance and termination costs and other costs associated with the integration of the two operations.
SG&A expenses increased 74% to $173.0 million in the first nine months of 2014 compared to $99.6 million in the year-ago period, an increase of $73.4 million. Expenses associated with the ATMI infrastructure, including certain merger-related expenses, amounted to $50.7 million, or about 70% of the increase. Included in these expenses were costs of $26.8 million related to the ATMI acquisition, specifically $22.2 million for share-based compensation expense and related taxes associated with the unvested portion of ATMI share-based awards settled in cash on the date of the acquisition, as well as severance and retention costs of $1.7 million. In addition, legacy Entegris incurred other expenses of $17.9 million in merger-related expenses, including direct transaction costs and transaction-related expenses, as well as severance and termination costs, and other costs associated with the integration of the two operations.
On a sequential basis, SG&A expenses decreased by $26.5 million in the third quarter of 2014. The sequential SG&A expense decline reflects the absence of direct transaction costs and transaction-related expenses totaling $38.8 million, including the share-based compensation expense noted above, recorded in the second quarter, offset in part by increased integration costs of $3.5 million and the inclusion of ATMI's SG&A costs of $5.8 million for one additional month of activity in the third quarter.

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

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $24.4 million in the three months ended September 27, 2014 compared to $13.9 million in the year-ago period, a $10.5 million increase. ER&D expenses recorded by ATMI and included in the Company's condensed consolidated financial statements amounted to $8.5 million, accounting for approximately 80% of the increase.

ER&D expenses increased 56% to $61.7 million in the first nine months of 2014 compared to $39.5 million in the year ago period, also due to the addition of $14.5 million in ER&D expenses from ATMI, accounting for approximately 65% of the increase.

The increases also reflect higher legacy Entegris ER&D activity levels, including increased employee costs of $1.9 million and $4.1 million for the three and nine months ended September 27, 2014, respectively, and increased customer samples and supplies expense of $1.5 million for the nine months ended September 27, 2014.
On a sequential basis, ER&D expenses increased by $2.8 million in the third quarter of 2014. The sequential ER&D expense increase is primarily due to the additional month of ATMI operations in the third quarter.

The Company expects ER&D costs will increase during the remainder of 2014 due to the addition of ATMI's ER&D infrastructure. However, these costs are expected to stay relatively stable as a percentage of net sales. The Company’s overall ER&D efforts will continue to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.
Interest expense Interest expense was $10.4 million and $23.0 million in the three and nine months ended September 27, 2014 compared to nominal interest expense for the three and nine months ended September 28, 2013. The significant increases reflect the interest associated with the borrowings made by the Company in connection with the acquisition of ATMI as described in notes 2 and 7 to the Company's condensed consolidated financial statements. Interest expense included interest on outstanding borrowings, the amortization of debt issuance costs associated with such borrowings and bridge financing costs of $4.0 million, which were recorded in the second quarter.
Other expense (income), net Other expense, net was $0.1 million and $1.6 million in the three month and nine month periods ended September 27, 2014, respectively, which was mainly due to foreign currency transaction losses. Other expense, net of $1.0 million and other income, net of $1.1 million in the three month and nine month periods ended September 28, 2013, respectively, also consisted mainly of foreign currency transaction gains.

Income tax (benefit) expense The Company recorded an income tax benefit of $3.8 million and $22.0 million, respectively, in the three and nine months ended September 27, 2014 compared to income tax expense of $5.1 million and $17.9 million, respectively, in the three and nine months ended September 28, 2013. The Company’s year-to-date effective tax rate was 94.3% in 2014, compared to 24.9% in 2013. This variance reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates, nondeductibility of certain acquisition-related expenditures and the benefit of a foreign dividend. The effective tax rate in 2013 included a $1.3 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
Net (loss) income Due to the factors noted above, the Company recorded a net loss of $1.1 million, or $0.01 per diluted share, in the three-month period ended September 27, 2014 compared to net income of $17.8 million, or $0.13 per diluted share, in the three-month period ended September 28, 2013. For the nine months ended September 27, 2014, the Company recorded a net loss of $1.4 million, or $0.01 per diluted share, compared to net income of $54.0 million, or $0.39 per diluted share, in the comparable year ago period. The net losses and diluted losses per share for the 2014 periods mainly reflect the effect of the significant costs associated with the ATMI acquisition.
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
Adjusted EBITDA increased 102% to $64.0 million in the three month period ended September 27, 2014, compared to $31.6 million in the three-month period ended September 28, 2013. Adjusted EBITDA, as a percent of net sales, increased to 23.4% from 19.2% in the year-ago period. Adjusted Operating Income increased 104% to $49.9 million in the three-month period ended September 27, 2014, compared to $24.4 million in the three-month period ended September 28, 2013. Adjusted Operating Income, as a percent of net sales, increased to 18.3% from 14.8% in the year-ago period. Non-GAAP Earnings Per Share increased 50% to $0.21 in the three-month period ended September 27, 2014, compared to $0.14 in the three-month period ended September 28, 2013.
Segment Analysis
In the second quarter of 2014 the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Under the new structure, the managers of two primary product groups are accountable for results at the segment profit level and report directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the product groups. Beginning in the second quarter, the Company reports its financial performance based on two reportable segments: Critical Materials Handling (CMH) and Electronic Materials (EM). See note 12 to the condensed consolidated financial statements for additional information on the Company’s two segments.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three and nine months ended September 27, 2014 and September 28, 2013, and the three months ended June 28, 2014.

	Three months ended			Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	June 28, 2014	September 27, 2014	September 28, 2013
Critical Materials Handling
Net sales	$165,368	$145,601	$176,820	$487,757	$449,534
Segment profit	35,520	31,616	41,069	107,115	96,727
Electronic Materials
Net sales	$107,686	$18,984	$74,758	$202,679	$57,665
Segment profit	33,316	4,064	22,708	59,728	12,417
Critical Materials Handling (CMH)
For the third quarter of 2014, CMH net sales increased 14% to $165.4 million, from $145.6 million in the comparable period last year, due to the inclusion of sales of $11.6 million from ATMI and an increase in liquid microcontamination control product sales. CMH reported a segment profit of $35.5 million in the third quarter of 2014, up 12% from $31.6 million in the year-ago period due to higher sales and a slightly favorable sales mix, partly offset by a 13% increase in operating expenses, mainly consisting of higher ER&D expenditures and costs associated with the ATMI infrastructure.

For the nine months ended September 27, 2014, CMH net sales increased 9% to $487.8 million, from $449.5 million in the comparable period last year, and reflects the inclusion of sales of $19.8 million from ATMI and the increase of 300mm wafer process product sales. CMH reported a segment profit of $107.1 million in the nine months ended September 27, 2014, up 11% from $96.7 million in the year-ago period also due to higher sales and a slightly favorable sales mix, partly offset by a 9% increase in operating expenses, mainly consisting of higher ER&D expenditures and costs associated with the ATMI infrastructure.
Electronic Materials (EM)
For the third quarter of 2014, EM net sales increased 467% to $107.7 million, from $19.0 million in the comparable period last year. The revenue increase primarily reflects the inclusion of sales of $82.5 million from ATMI, while the remainder reflects improved sales of gas microcontamination control systems products. EM reported a segment profit of $33.3 million in the third quarter of 2014 compared to a $4.1 million segment profit in the year-ago period. The increase in the segment's profit is primarily associated with higher sales levels reflecting the sales of ATMI products and improved margins related to a more favorable sales mix, offset partly by costs associated with the ATMI infrastructure.

For the nine months ended September 27, 2014, EM net sales increased 251% to $202.7 million, from $57.7 million in the comparable period last year. The sales increase also reflects the inclusion of sales of $134.4 million from ATMI, while the remainder reflected improved sales of gas microcontamination control systems products. EM reported a segment profit of $59.7 million in the nine months ended September 27, 2014 compared to a $12.4 million segment profit in the year-ago period. The increase in the EM's profit for the nine months ended September 27, 2014 reflects the same factors noted for the improvement of the third quarter segment profit.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $26.0 million in the third quarter of 2014 compared to $11.2 million in the third quarter of 2013. The increase reflects unallocated general and administrative expenses of $7.3 million recorded by ATMI and included in the Company's condensed consolidated financial statements after the date of the Merger, accounting for approximately 50% of the increase. In addition, the Company incurred expenses of $7.1 million associated with integration of the two operations.

Unallocated general and administrative expenses for the nine months ended September 27, 2014 totaled $94.1 million, up from $33.4 million in the comparable period last year. The inclusion of unallocated general and administrative expenses of $37.8 million recorded by ATMI accounted for approximately 62% of the increase. In addition, the Company incurred expenses of $9.1 million in connection with the completion of the ATMI merger, as well as the costs of integration of $10.6 million incurred in the second and third quarters. Included in the ATMI expenses was $22.2 million for share-based compensation expense and related taxes associated with the unvested portion of ATMI share-based awards settled in cash on the date of the Merger, as well as severance and retention costs of $5.4 million.
Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $91.2 million in the nine months ended September 27, 2014. Cash generated by operating activities in the nine months ended September 27, 2014 was primarily the result of a net loss adjusted for non-cash expenses (such as depreciation, amortization, share-based compensation and a charge for the fair value write-up of acquired inventory sold). The net impact of changes in operating assets and liabilities absorbed $1.4 million in operating cash flow, mainly reflecting increases in accounts receivable and inventories, offset by an increase in accounts payable and accrued liabilities.
Accounts receivable increased by $73.2 million during the nine months ended September 27, 2014, but increased just $21.3 million after accounting for the effect of the ATMI acquisition and foreign currency translation. This change mainly reflects increased quarterly sales levels as well as the increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 59 days at September 27, 2014 compared to a historically-low 50 days at the beginning of the year.
Inventories increased by $70.5 million during the nine months ended September 27, 2014, but increased by only $8.1 million after accounting for the effect of the ATMI acquisition, foreign currency translation and the provision for excess and obsolete inventory. The net increase reflects higher levels of work-in-process associated with increased business activity.
Accounts payable and accrued liabilities increased $73.9 million during the nine months ended September 27, 2014, but were $27.9 million higher after accounting for the effect of the ATMI acquisition and foreign currency translation. In part, the increase reflects a $14.7 million increase in accrued interest payable related to the long-term debt.
Working capital at September 27, 2014 was $609.6 million, compared to $514.7 million as of December 31, 2013, and included $390.5 million in cash and cash equivalents, compared to cash and cash equivalents of $384.4 million as of December 31, 2013.

Investing activities Cash flows used in investing activities totaled $851.5 million in the nine-month period ended September 27, 2014.

As noted above and described in note 2 to the Company's condensed consolidated financial statements, on April 30, 2014, the Company acquired ATMI for approximately $1.1 billion in cash pursuant to an Agreement and Plan of Merger with ATMI. The acquisition is reflected in the Company's condensed consolidated statements of cash flows net of cash of $321.1 million acquired from ATMI, or $809.4 million.
Acquisition of property and equipment totaled $44.0 million, which primarily reflected investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. As of September 27, 2014, the Company had outstanding capital purchase obligations of $12.3 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. As of September 27, 2014, the Company expects its capital expenditures in 2014 to be approximately $60 million, as capital expenditure plans generally reflect more normalized capital spending levels.
Financing activities Cash flows provided by financing activities totaled $772.1 million during the nine-month period ended September 27, 2014, primarily reflecting the issuance of debt and related debt issuance costs described below.

On April 1, 2014, the Company issued $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022. In addition the Company entered into the senior secured term loan facility on April 30, 2014 in an aggregate principal amount of $460 million, receiving $457.7 million net of original issue discount of $2.3 million. The senior secured term loan is due April 30, 2021 and initially bears interest at a rate per annum equal to the sum of 4.25% plus the applicable LIBOR rate then in effect. During the three months ended September 27, 2014, the Company made a payment of $25 million on the senior secured term loan facility.

The Company also entered into a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility is due April 30, 2019 and bears interest at a rate per annum equal to the sum of 2% plus the applicable LIBOR rate then in effect. As of September 27, 2014, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.

Further information concerning these items can be found in note 7 to the condensed consolidated financial statements. The Company incurred debt issuance costs of $20.7 million in connection with the above debt instruments.
The Company's prior revolving credit facility was terminated upon consummation of the ATMI acquisition described in note 2 to the condensed consolidated financial statements.
Through September 27, 2014, the Company was in compliance with all applicable financial covenants included in the terms of the senior unsecured notes, its senior secured term loan facility and its senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.0 million. There were no outstanding borrowings under these lines of credit at September 27, 2014.
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
At September 27, 2014, the Company’s shareholders’ equity was $758.3 million, up nominally from $756.8 million at the beginning of the year. The increase mainly reflected additional paid-in capital of $6.5 million associated with the Company’s share-based compensation expense. Among other factors, these increases were partly offset by the taxes paid related to the issuance and net settlement of equity awards of $0.6 million and foreign currency translation effects of $2.9 million, the latter factor of which is mainly associated with the strengthening of the U.S. dollar versus other currencies, primarily the Japanese yen and Euro.
As of September 27, 2014, the Company’s sources of available funds were its cash and cash equivalents of $390.5 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities and cash flow generated from operations. As of September 27, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $310.7 million. These amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
New Accounting Pronouncements
Recently adopted accounting pronouncements There were no recently issued accounting pronouncement adopted during the nine months ended September 27, 2014.

Recently issued accounting pronouncements At this time, the Company does not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on its condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)(ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective beginning January 1, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net loss of affiliates, (2) income tax (benefit) expense, (3) interest expense (4) interest income (5) other expense (income), net, (6) charge for the fair value write-up of acquired inventory sold, (7) transaction-related costs, (8) deal costs, (9) integration costs, (10) contingent consideration fair value adjustment, (11) amortization of intangible assets and (12) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net (loss) income before (1) charge for fair value write-up of acquired inventory sold, (2) transaction-related costs, (3) deal costs, (4) integration costs, (5) contingent consideration fair value adjustment, (6) reclassification of cumulative translation adjustment associated with liquidated subsidiary (7) amortization of intangible assets and (8) the tax effect of those adjustments to net (loss) income.

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
Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$273,054	$164,585	$690,436	$507,199
Net (loss) income	$(1,068)	$17,807	$(1,425)	$53,985
Adjustments to net income
Equity in net loss of affiliates	40	—	90	—
Income tax (benefit) expense	(3,810)	5,139	(22,012)	17,853
Interest expense	10,443	56	23,009	100
Interest income	(347)	(75)	(762)	(254)
Other expense (income), net	110	982	1,639	(1,141)
GAAP – Operating income	5,368	23,909	539	70,543
Charge for fair value write-up of acquired inventory sold	24,293	—	48,586	—
Transaction-related costs	(30)	—	26,776	—
Deal costs	—	—	9,125	—
Integration costs	7,127	—	10,624	—
Contingent consideration fair value adjustment	—	(1,813)	(1,282)	(1,813)
Amortization of intangible assets	13,128	2,343	24,854	6,989
Adjusted operating income	49,886	24,439	119,222	75,719
Depreciation	14,130	7,205	33,005	21,812
Adjusted EBITDA	$64,016	$31,644	$152,227	$97,531

Adjusted operating income – as a % of net sales	18.3%	14.8%	17.3%	14.9%
Adjusted EBITDA – as a % of net sales	23.4%	19.2%	22.0%	19.2%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Nine months ended
(In thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net (loss) income	$(1,068)	$17,807	$(1,425)	$53,985
Adjustments to net (loss) income
Charge for fair value write-up of acquired inventory sold	24,293	—	48,586	—
Transaction-related costs	(30)	—	26,776	—
Deal costs	—	—	13,288	—
Integration costs	6,985	—	10,482	—
Contingent consideration fair value adjustment	—	(1,813)	(1,282)	(1,813)
Reclassification of cumulative translation adjustment associated with liquidated subsidiary	—	739	—	739
Amortization of intangible assets	13,128	2,343	24,854	6,989
Tax effect of adjustments to net (loss) income	(14,485)	(190)	(48,374)	(1,865)
Non-GAAP net income	$28,823	$18,886	$72,905	$58,035

Diluted (loss) earnings per common share	$(0.01)	$0.13	$(0.01)	$0.39
Effect of adjustments to net (loss) income	0.21	0.01	0.53	0.03
Diluted non-GAAP earnings per common share	$0.21	$0.14	$0.52	$0.42

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligation are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.2 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 27, 2014, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of September 27, 2014. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of September 27, 2014, the Comapny's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company acquired ATMI, Inc. (ATMI) on April 30, 2014. In the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended September 27, 2014, management has excluded total assets of approximately $1.2 billion and net sales of approximately $154 million related to ATMI that are included in the condensed consolidated financial statements of Entegris and its subsidiaries as of and for the nine-month period ended September 27, 2014. Management must include ATMI in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting no later than the second quarter of 2015.
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
On or about February 7 and 28, 2014, two putative class action complaints challenging the merger between the Company and ATMI, Inc. ATMI) were filed in the Superior Court of the State of Connecticut, Judicial District of Danbury, captioned Andrew Pace v. ATMI, Inc., et al. and Dolores Carter v. ATMI, Inc., et al., respectively. The complaints were filed on behalf of the public shareholders of ATMI, Inc. and name as defendants ATMI, Inc., the members of the Board of Directors of ATMI, the Company and the Company’s subsidiary, Atomic Merger Corporation. The complaints generally alleged that ATMI’s directors breached their fiduciary duties to ATMI’s shareholders by agreeing to sell ATMI for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that ATMI, the Company and Atomic Merger Corporation aided and abetted those alleged breaches. The complaint in the Carter action and the second amended complaint in the Pace action also allege purported disclosure deficiencies in the preliminary and definitive proxy statements for the merger that ATMI filed with the SEC. The complaints sought, among other things, to enjoin the merger. The merger was approved by ATMI’s shareholders on April 15, 2014 and was closed on April 30, 2014. The case captioned Dolores Carter v. ATMI, Inc., et al. was subsequently dismissed by the plaintiff. The case captioned Andrew Pace v. ATMI, Inc., et al. continues to be pending and has been transferred to the Complex Litigation Docket. On July 21, 2014, ATMI and the Company each filed a motion to strike the plaintiff’s second amended complaint; that motion is pending before the court. The Company continues to believe that this case is without merit and intends to vigorously defend this case.
Item 1A. Risk Factors
The following risk factors are added to the Risk Factors set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2013:
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and to make payments on the indebtedness. As of September 27, 2014, we have an aggregate principal amount of approximately $793 million of outstanding total indebtedness, comprised of our 6% senior unsecured notes due April 1, 2022 (the Notes) and our senior secured term loan facility due 2021 (the Term Loan). In addition we have approximately $75 million of unutilized capacity under a senior secured asset-based revolving credit facility (the ABL Facility), which is subject to a borrowing base.

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

In addition, the indenture that governs the Notes and the credit agreements governing our Senior Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above and prevent us from fulfilling our obligations under our Indebtedness. We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Notes and the credit agreements governing our Term Loan contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with the holders of the Notes and the lenders under the Term Loan in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our Company. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Our Term Loan also provides that we will have the right at any time to request additional loans and commitments, and to the extent that the aggregate amount of such additional loans and commitments exceeds $225 million, the incurrence thereof will be subject to our secured net leverage ratio being less than a specified ratio, or in the case of unsecured loans or other unsecured debt, or loans or other debt secured by junior liens, our total net leverage ratio being less than a specified ratio. The lenders under these facilities will not be under any obligation to provide any such additional term loans or commitments, and any additional term loans or increase in commitments will be subject to several conditions precedent and limitations. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

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

The terms of our credit agreements governing our Term Loan and the indenture that governs the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. The indenture that governs the Notes and the credit agreements governing our Term Loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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
A breach of the covenants under the indenture governing the Notes or under the credit agreements governing our Term Loan and ABL Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our ABL Facility would permit the lenders under our ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Term Loan, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

The restrictions contained in the credit agreements governing our Term Loan and ABL Facility and the indenture governing the Notes could adversely affect our ability to:

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

Additional Risks Related to Our Business
The loss of or significant curtailment of purchases by any of the largest customers of our Electronics Materials (EM) business could adversely affect our results of operations. While our EM business generates revenue from hundreds of customers worldwide, in 2013, approximately 76% of its revenues were generated by 20 customers. The loss of or significant curtailment of purchases by one or more of its top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations. Our EM customers’ and their customers’ aggressive management of inventory has adversely affected EM’s results of operations in the past and may adversely affect future results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 6. Exhibits

10.1	2014 Performance Award Agreement
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: October 31, 2014	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)

EXHIBIT INDEX

10.1	2014 Performance Award Agreement
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document