Form 10-K
period 2014-12-31
ENTEGRIS INC
filed 2015-02-26
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 28, 2014, the last business day of registrant’s most recently completed second fiscal quarter, was $1,683,447,163. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of February 18, 2015, 139,792,583 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders scheduled to be held on April 30, 2015, or the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2015 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

ENTEGRIS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I
Item 1. Business.

THE COMPANY

Entegris, Inc., referred in this report as Entegris or the Company, is a worldwide developer, manufacturer and supplier of yield-enhancing materials and solutions for advanced manufacturing processes in the semiconductor and other high-technology industries. Our products and materials are used to manufacture semiconductors, micro-electromechanical systems or MEMS, flat panel displays, light emitting diodes or “LEDs”, high-purity chemicals, such as photoresists, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.

The Company was incorporated in Delaware in March 2005 in connection with a strategic merger of equals transaction between Entegris, Inc., a Minnesota corporation, and Mykrolis Corporation, a Delaware corporation. On April 30, 2014, the Company acquired ATMI, Inc., a Delaware Corporation based in Danbury, CT, referred to throughout this report as ATMI. This transaction is referred to alternatively as the Merger or the ATMI acquisition in this report. See OUR HISTORY below.

We offer a diverse product portfolio that includes approximately 19,000 standard and customized products which include both unit driven and capital expense driven products. As a result of the Merger, unit-driven products now comprise approximately 80% of our combined sales, with the balance being capital driven products. Our unit-driven products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Our unit-driven product class includes membrane-based liquid filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products, implant gas storage and delivery systems, copper electroplating materials, advanced precursor materials for thin film deposition and photoresist strip and post chemical mechanical planarization (CMP) or CMP cleaning materials and consumable graphite and silicon carbide components. Capital expense driven products, which generally have a lifetime of 18 months or more, rely on the expansion of manufacturing capacity to drive growth and include our fluid management components, systems and subsystems that transfer, monitor, and control process liquids used in the semiconductor manufacturing processes, gas filtration and purification components, systems and subsystems that remove contaminants at equipment and factory level for manufacturing, our process carriers that protect the integrity of in-process wafers and graphite, silicon carbide and specialty coated components for manufacturing equipment. Unit-driven products accounted for approximately 74%, 66%, and 66% of our net sales for fiscal years 2014, 2013 and 2012, respectively, while capital expense-driven products accounted for approximately 26%, 34% and 34% of our net sales for the fiscal years 2014, 2013 and 2012, respectively.

Our Internet address is www.entegris.com. On this web site, under the “Investors-Financial Information-SEC Filings” section, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC): our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; any amendments to those reports or statements, and Form SD. All such filings are available on our web site free of charge. The SEC also maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on our website, and any other website, as referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

SEMICONDUCTOR INDUSTRY BACKGROUND

Semiconductors, or integrated circuits, are the building blocks of today’s electronics and the backbone of the information age. The market for semiconductors has grown significantly over past decades. This trend is expected to continue as the advanced connectivity of devices to the internet or the “internet of things”, gathers increasing momentum. We believe that the connected devices, ranging from every day devices, such as light bulbs and home heating thermostats interconnected through wireless technology to the internet and the cloud to permit remote monitoring and control of the device, to connected automobiles that offer a new level of safety and comfort to vehicle operators will drive growth in the demand for semiconductors and create significant opportunities for our products. This new trend will supplement existing demand driven by applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics.

The manufacture of semiconductors is a highly complex process that consists of numerous and repeated process operations. The process starts with the delivery of raw silicon wafers from wafer manufacturers to semiconductor manufacturers and requires hundreds of highly complex and sensitive manufacturing steps, during which a variety of materials are repeatedly applied to the silicon wafer to build the integrated circuits on the wafer surface. We offer a broad range of products to purify, transport and monitor these critical process materials during the manufacturing process. We provide advanced chemical materials used in many of these process steps and offer a broad range of products to purify, transport and monitor these critical process materials during the manufacturing process. The process operations that rely most heavily on our products and chemical materials are described below.

Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The two main deposition processes are physical vapor deposition, where a thin film is deposited on a wafer surface in a low-pressure gas environment, and chemical vapor deposition, where a thin film is deposited on a wafer surface using a gas medium and a chemical bonding process. In addition, electro-plating technology is used for the deposition of low resistance conductive materials such as copper. The control of uniformity and thickness of these films through our advanced precursor materials and electro-plating chemicals used during the process as well as our filtration and purification products, which remove defects and contaminants from materials are critical to the performance of the semiconductor circuit and, consequently, the manufacturing yield.

Chemical Mechanical Planarization (CMP). CMP flattens, or planarizes, the topography of the surface of the wafer after deposition by use of CMP polishing pads and slurries containing abrasive particles in a chemical mixture. The purpose of CMP is to permit the patterning of small features on the resulting smooth surface by the photolithography process. We offer a broad range of products used by semiconductor manufacturers during and immediately following the CMP process. Our Planarclean®, ESC-784 and TitanKlean™ formulated chemical materials remove defects from wafer surfaces after the CMP process. We also offer high pH formulations that provide passivation of copper surfaces on the wafer after the post CMP cleaning. Our filtration and purification systems are used to filter the liquid slurries and to remove oversized particles and contaminants that can cause defects on a wafer’s surface, while not affecting the functioning of the abrasive particles in the liquid slurries. Our consumable polyvinyl alcohol (PVA) roller brushes are used to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations and our pad conditioners are used to prepare the surface of the CMP polishing pad.

Photolithography. Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light-sensitive film composed of ultra-high purity chemicals in liquid form. The photoresist is exposed to specific forms of radiation, such as ultraviolet light, electrons or x-rays, to form patterns that eventually become the circuitry on the chip. This process is repeated many times, using different patterns and interconnects between layers to form the complex, multi-layer circuitry in a semiconductor chip. As device geometries decrease and wafer sizes increase, it is even more critical that these photoresists are dispensed onto the wafer with accurate thickness and uniformity, as well as with extremely low levels of contamination, so that manufacturers can achieve acceptable yields in the manufacturing process. Our liquid filtration and liquid dispense systems play a critical role in assuring the pure, accurate and uniform dispense of photoresists onto the wafer. In addition, ST and AP photoresist strip cleaning materials are proprietary chemistries used for negative resist removal, and our gas micro-contamination systems eliminate airborne amine contaminants that can disrupt effective photolithography processes.

Etch and Resist Strip. Etch is the process of selectively removing precise areas of thin films that have been deposited on the surface of a wafer. The hardened photoresist protects the remaining material that makes up the circuits. During etch, specific areas of the film not covered by photoresist are removed to leave a desired circuit pattern. Similarly, resist strip is a process of removing the photoresist material from the wafer after the desired pattern has been etched on the wafer. Emerging advanced etch and resist strip applications require our ST-250™ and TitanKlean™ formulated solutions to remove photo resists and post-etch residues, and our gas filters and purifiers to help assure the purity of the process gas streams used in the etch process.

Ion Implant. Ion implantation provides a means for introducing impurities into the silicon crystal, typically into selected areas defined by the photolithographic process. This selective implanting of ions into defined areas creates electrically conductive areas that form the transistors of the integrated circuits. Ion implanters have the ability to implant selected elements into the silicon wafers at precise locations and depths by bombarding the silicon surface with a precisely controlled beam of electrically charged ions of specific atomic mass and energy. These ions are embedded into the silicon crystal structure, changing the electrical properties of the silicon. The precision of ion implantation techniques permits customers to achieve the necessary control of this doping process to construct up to 500 billion transistors of uniform characteristics on a 300mm wafer. Since these transistors are the starting point of all subsequent process steps, repeatability, uniformity and yield are extremely important. Our SDS® and VAC® gas delivery systems assure the safe, effective and efficient delivery of the toxic gases necessary for the implant process. In addition, our proprietary low temperature plasma coating process for core components are critical elements of ion implantation equipment.

Wet Cleaning. Ultra-high purity chemicals and photoresists of precise composition are used to clean the wafers, to pattern circuit images and to remove photoresists after etch. Before processes such as photoresist coating, thin film deposition, ion implantation, diffusion and oxidation, and after processes such as ion implantation and etch, the photoresists must be stripped off, and the wafer cleaned in multiple steps using chemical processes. To maintain manufacturing yields and avoid defective products, the cleaning chemicals must be maintained at very high purity levels without the presence of foreign material such as particles, ions or organic contaminants. As described above, our proprietary formulated cleaning chemistries are used in these wet cleaning processes and our liquid filters and purifiers are used to assure the purity of these chemicals.

Our wafer and reticle carriers are high-purity “micro-environments” which carry wafers between each of the above process steps, protecting them from damage and contamination during these transport operations. Our fluid handling components assure the delivery of pure liquid chemicals to each of these process steps. Front-end wafer processing can involve hundreds of steps and take several weeks. As a result, a batch of 25 fully processed wafers, the standard number of wafers that can be transported in one of our 200 mm and 300 mm products, can be worth several million dollars. Since significant value is added to the wafer during each successive manufacturing step, it is essential that the wafer be well protected to minimize the risk of any damage. Thus, in the case of wafer carriers, precise wafer positioning, highly reliable and predictable cassette interface dimensions and advanced materials are crucial. The failure to prevent damage to wafers can severely impact integrated circuit performance, render an integrated circuit inoperable or disrupt manufacturing operations. Our products enable semiconductor manufacturers to: minimize contamination (semiconductor processing is now so sensitive that ionic contamination in certain processing chemicals is measured in parts per trillion); protect semiconductor devices from electrostatic discharge and shock; avoid process interruptions; prevent damage or abrasion to wafers and materials during automated processing caused by contact with other materials or equipment; prevent damage due to abrasion or vibration of work-in-process and finished goods during transportation to and from customer and supplier facilities; and eliminate the dangers associated with handling toxic chemicals.

Future Trends. Semiconductor manufacturing has become increasingly complex in recent years as new materials and new process technologies have been introduced to enhance device performance and achieve productivity gains. We expect this trend to accelerate in future years. This increasing complexity of semiconductor devices has substantially increased the cost of semiconductor plant infrastructure and equipment and has made achieving target yields more difficult for semiconductor manufacturers adopting advanced processes. Fabrication of wafers at the advanced technology nodes requires larger diameter wafers and finer line widths that are more costly and more complex to manufacture than smaller wafer sizes and larger line widths. In addition, these advanced processes create new contamination and material compatibility risks, rendering larger wafers more vulnerable to damage or contamination. All of these difficulties increase the need and demand for our advanced materials and contamination control products. In response to the challenges faced by our semiconductor customers, we have been moving aggressively to collaborate with semiconductor equipment companies and device manufacturers to synthesize new materials, to develop enhanced methods of filtration and purification and to introduce advanced materials packaging and materials monitoring capabilities to address the challenges of the advanced technology nodes. These collaborations often include the outsourcing of the design and manufacture of innovative materials management and liquid delivery, measurement, control and purification systems to Entegris. Also our semiconductor customers have become increasingly focused on materials management solutions that enable them to safely store, handle, process and transport critical materials throughout the manufacturing process to minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers. We believe that these trends provide opportunities for our advanced chemical, materials management and polymer engineering expertise and our advanced tool design capabilities to enable us to provide our semiconductor customers with innovative materials, materials management, purification, wafer transport, and process solutions enabling them to successfully manage this growing complexity.

Many of the processes used to manufacture semiconductors are also used to manufacture photovoltaic cells, LEDs, flat panel displays and magnetic storage devices resulting in the need for similar filtration, purification, control and measurement capabilities. We seek to leverage our products, technologies and expertise in serving semiconductor applications to address these important market opportunities.

OUR BUSINESS STRATEGY

Our objective is to be a leading global provider of advanced materials and solutions used in processing and manufacturing in high-technology industries. We intend to benefit from our market leading position and strengthen our core business in the semiconductor industry. We will also build upon our position as a worldwide developer, manufacturer and supplier of advanced specialty materials, filtration and purification solutions, delivery systems, and materials packaging solutions used by semiconductor device manufacturers to grow our business in other high value-added manufacturing process markets. Our strategy includes the following key elements:

Technology Leadership. With the emergence of smaller and more powerful semiconductor devices, and the deployment of new materials and processes to produce them, we believe there is a need for greater materials management within the semiconductor fabrication process. We seek to extend our technology by developing advanced products that address more stringent requirements for greater purification, protection and transport of high value-added materials and for contamination control, fluid delivery and monitoring, and system integration. We also support our customers’ operations by developing advanced chemical materials for use in their critical fabrication processes. We continuously improve our products as our customers’ needs evolve. For example, we have introduced sub 10 nanometer filtration products, advanced deposition materials for next generation transistor and interconnect technologies, advanced reticle pods for extreme ultra violet or EUV photolithography applications, advanced 300mm wafer carriers and advanced e-chucks for implant equipment to meet the rigorous demands of the advanced technology nodes faced by our customers.

Global Presence. We have established a global infrastructure of design, manufacturing, distribution, service and technical support facilities to meet the needs of our customers. As semiconductor and other electronic device manufacturers have become increasingly global, they have required that suppliers offer comprehensive local repair, customer and technical support services. In response to this trend, we have, for example, expanded our operations in Taiwan and South Korea to provide manufacturing capabilities to support our important customers in these regions, we have established sales and service offices in China in anticipation of a growing semiconductor manufacturing base in that region and we have transferred customer support and logistics activities to local regions, including our expanded presence in Singapore, to enhance our global and regional management of supply chain and manufacturing processes, and we maintain advanced technology centers in Taiwan and South Korea. We maintain our customer relationships through a combination of direct sales and support personnel and selected independent sales representatives and distributors in Asia, Europe and the Middle East.

Operational Excellence. We have also established leading edge manufacturing plants located in the United States, Malaysia, Japan, South Korea and Taiwan that possess the advanced manufacturing capabilities described under Manufacturing below. We have consolidated management of these plants under a single global operations organization with a charter to drive these plants to achieve world class manufacturing and quality standards. Our strategy is to develop our advanced manufacturing capabilities into a competitive advantage with our customers through implementation of the following priorities:

•	use of manufacturing equipment and facilities incorporating leading edge technology including advanced clean room and cleaning procedures;

•	implementation of standardized manufacturing systems stressing optimization of overall equipment operational effectiveness, predictive maintenance, and direct labor productivity;

•
implementation of automated quality systems that provide both process monitoring and process control throughout the manufacturing process as well as predictive quality data allowing us to predict and remediate potential quality excursions before they occur;

•	excellence of supply chain management systems that assure a supply of high quality raw materials that is reliable and responsive to the changing requirements for our products;

•	conduct of manufacturing operations so as to assure the safety of our employees and of the individuals using our products;

•
a streamlined manufacturing organization well-aligned internally as well as with our customers that is capable of rapid design and development of prototypes of new and derivative products; rapid response to customer feedback concerning prototypes and ability to quickly commercialize and ramp production of prototypes accepted by our customers.

Strong Customer Base. We have established solid ongoing relationships with many of the world's leading semiconductor manufacturers, original equipment manufacturers (OEMs), and semiconductor materials suppliers. We intend to continue to leverage these relationships to participate in significant collaborations with our customers at the product design stage, which to facilitate our ability to introduce new products and applications that meet our customers’ needs. For example, we work with our key customers at the pre-design and design stages to identify and respond to their requests for current and future generations of products for emerging applications requiring cleaner materials as well as systems that maintain the integrity and stability of materials during transport through the manufacturing process. To respond to these opportunities we have developed advanced filtration and purification solutions as well a new packaging solutions based on process challenges identified by our customers. We believe that our large customer base will continue to be an important source of new product development opportunities that we intend to emphasize.

Comprehensive and Diverse Product Offerings. The semiconductor manufacturing industry is characterized by rapid technological changes and intense competition, especially at the current time when the imperative of increased productivity is driving the move to the advanced technology nodes with the technological challenges inherent in these advances. We believe that semiconductor manufacturers are seeking suppliers who can provide a broad range of reliable, flexible and cost-effective products and materials, as well as the technological and application design expertise necessary to deliver other effective solutions. Our comprehensive offering of materials and components enables us to meet a broad range of customer needs and provide a single source of flexible product offerings for semiconductor device and capital equipment manufacturers as they seek to consolidate their supplier relationships to a smaller select group with comprehensive capabilities. We believe our offering of consumable products and materials, creates a competitive advantage because we offer a comprehensive array of solutions to these challenges at the advanced technology nodes.

Adjacent Markets. We leverage our accumulated expertise in the semiconductor industry by developing products for applications that employ similar production processes that utilize materials integrity management, high-purity fluids and integrated dispense system technologies. Outside of the semiconductor industry, our products are used in other manufacturing processes, including the manufacturing of flat panel displays, fuel cell components, high-purity chemicals, solar cells, optical magnetic storage devices and products for life sciences. We plan to continue to identify and develop products that address materials management and advanced materials processing applications where fluid management plays a critical role. We believe that by utilizing our technology to provide manufacturing solutions across multiple industries, we are able to increase the total available market for our products and reduce, to an extent, our exposure to the cyclicality of any particular market.

Strategic Acquisitions, Partnerships and Related Transactions. We will continue to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets and broaden our technological capabilities and product offerings. Our acquisition of ATMI, Inc. in April 2014 and of Jetalon Solutions, Inc. in April 2013 are examples of this strategy. ATMI brings a whole new portfolio of technologies and materials products to serve our semiconductor customers while Jetalon Solutions reinforces our presence in the semiconductor industry by providing new and complementary sensing and control technologies. Further, as the dynamics of the markets that we serve shift, we will reevaluate the ability of our existing businesses to provide value-added solutions to those markets in a manner that contributes to achieving our objectives; in the event that we conclude that a business is not able to do this, we expect to restructure or replace that business. The sale of our cleaning equipment business in 2008 is an example of this strategy. Finally, we are continuously evaluating opportunities for strategic alliances and joint development efforts with key customers and other industry leaders.

OUR SEGMENTS

We design, manufacture and market our products through two business segments: (i) our critical materials handling segment, which offers a wide range of products that purify, monitor and deliver critical liquids and gases to the semiconductor manufacturing process and similar manufacturing processes as well as microenvironment products to preserve the integrity of wafers, reticles and electronic components at various stages of transport, processing and storage and materials, components and services to a wide range of customers in the semiconductor industry and in adjacent and unrelated industries; and (ii) our electronic materials segment which offers a wide range of materials and materials delivery systems to support the advanced semiconductor manufacturing processes. Each segment has dedicated manufacturing resources managed by our global operations organization, and is composed of product-focused business units. Each business segment has its own dedicated marketing and engineering, research and development resources. There follows a detailed description of our two segments:

CRITICAL MATERIALS HANDLING SEGMENT

Liquid Microcontamination Products. Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly reduce defects and improve the manufacturing yield. Specially designed proprietary filters remove nanometer-sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene flat sheet membranes that offer improved bubble clearance and gel removal to prevent defects in the wafers that occur if these elements are not removed. Our low hold-up volume disposable filters, with flat sheet membranes, use our Connectology™ technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during change out. In addition to the filtration of particles from fluids, we have also expanded our offerings for chemical purification, which targets the removal of specific molecules from a process chemical, to improve yield in processes such as wet cleaning.

Microenvironment Products. Our microenvironment products fall into three sub-categories, wafer and reticle handling products, wafer shipping products and data storage products. We are a global producer of wafer and reticle handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated semiconductor manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet a spectrum of industry standards and customers’ wafer handling needs including front opening unified pods or “FOUPs”, wafer transport and process carriers, standard mechanical interface or “SMIF” pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer process carriers in a variety of materials, including advanced polymeric materials, and in sizes ranging from 100 mm through 300 mm. In addition, we offer FOUPs for developmental 450 mm wafers. We also provide mask and reticle handling products, including reticle SMIF pods for the protection of extremely valuable and contamination-sensitive lithography reticles. We are also a global provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers or finished wafers shipped to back end processors. We lead the market with our extensive, high-volume line of Ultrapak ® and Crystalpak ® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150 and 200 mm wafers. We also offer a full-pitch, front-opening shipping box, or FOSB, for the transportation and automated interface of 300 mm wafers. For developmental 450 mm wafers, we offer a Single Wafer Shipper, a Multi-Application Carrier, or MAC, and a front-opening unified pod, or FOUP.

For the data storage market we offer products and solutions for magnetic disks and the read/write heads used to read and write today’s higher density disks. Finally, we offer chip and matrix trays as well as carriers for bare die handling and integrated circuits that are compatible with industry standards, are available in a wide range of sizes with various feature sets and that offer dimensional stability and permanent electrostatic discharge protection.

Fluid Management and Control Products. We offer chemical management and distribution systems that assure the consistent, clean and safe delivery of sophisticated chemicals to the point-of-use in the semiconductor fab. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the semiconductor industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products under the most stringent of process conditions has made us a leader in high-purity fluid transfer products. Both semiconductor manufacturers and semiconductor OEMs use our chemical management and distribution products. Our comprehensive product line provides our customers with a single-source provider for their process chemical management needs throughout the manufacturing process. Our chemical management and distribution products include valves, fittings, tubing, pipe, custom fabricated products and associated connection systems for high-purity chemical applications.

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

Liquid Packaging Products. Semiconductor process chemicals spend most of their time in contact with fluid storage containers, so it is critical for these containers to resist degradation by these process chemicals and avoid contributing contaminants to the chemicals. We offer rigid wall HPDE blow molded drums and rotationally molded composite containers and associated connection systems for semiconductor process chemicals in sizes ranging from 20 to 2,000 liters. We also offer container liners and container assemblies, such as NOWPak® and BrightPak™, in sizes ranging from 1 to 200 liters, for high-purity liquid materials packaging and dispensing systems for advanced photolithography applications as well as for flat-panel display and liquid containment and delivery systems.

Specialty Materials Products. These products are made from specialized graphite or silicon carbide. Our Poco Graphite products sold to the semiconductor industry are used for critical components for semiconductor manufacturing equipment at various stages of the semiconductor manufacturing process including chemical vapor deposition or CVD, where our expendable graphite chamber liners and shower heads are critical components used in the CVD chamber; dry or plasma etch, where our consumable graphite components deliver, baffle and confine the process gases during the etch process; and ion implant, where our consumable graphite components are critical elements of ion implantation equipment. In addition, our POCO® high-quality graphite is used to make precision consumable electrodes for electrical discharge machining, a non-contact precision thermoelectric machining process for hard and exotic metals and other materials. Poco Graphite also manufactures a number of graphite hot glass contact materials for use in the manufacture of glass containers. Finally, Poco Graphite manufactures a number of graphite consumable products for various industrial applications including bushings and thrust washers for aerospace applications, substrates for industrial print heads, components for scan heads in industrial optical applications, cathodes for fuel cells and materials for manufacturers of artificial heart valves for human implantation.

We also offer a variety of high-performance specialty coatings for critical components used in semiconductor and other high-technology manufacturing operations. These components, often in highly complex geometries, are coated by means of a proprietary low-temperature, plasma-assisted CVD process to provide corrosion and abrasion resistance and desired conductivity and hydrophobicity properties. We also provide complex assemblies such as electrostatic chucks for ion implant equipment, where our coatings prevent contamination of the process. Our coatings are also used in other high-technology applications such as aerospace optical components.

ELECTRONIC MATERIALS SEGMENT

Specialty Gases Products. Among the primary issues for semiconductor manufacturers are production throughput, cost, and safety because of the hazardous properties of the gases used in the ion implant processes. Our patented Safe Delivery Source® ("SDS®") solutions use a standard gas cylinder containing a carbon-based adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over traditional high-pressure and mechanical cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. These advantages have led the majority of significant semiconductor manufacturers to adopt this technology as the industry standard for dopant gas delivery. Materials packaged in SDS systems include primarily arsine, phosphine, germanium and boron trifluoride. The third generation of SDS products, called SDS3, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The two to three times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers. We also offer Vacuum Actuated Cylinders (“VAC®”), a complementary technology to SDS where select implant gases are stored under high pressure but delivered sub-atmospherically.

Deposition Products. Several processes for depositing thin films such as CVD and atomic layer deposition (“ALD”) processes are enabled by advanced liquid, gaseous and solid precursors. We believe that we are well-positioned for the incorporation of ALD processes by the semiconductor industry with our ProE-Vap® ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high-k gates. We have also successfully adapted the carbon adsorption technology used in SDS and incorporated it into products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or “PE-CVD”, processes using low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, and films using phosphine gases and thermal deposition processes using germane gases. Given the increasing need for new materials used in leading edge semiconductor processes, we are also developing a portfolio of new deposition products to meet the future needs of our customers.

Surface Preparation and Copper Integration Products. We believe that we are a market leader in copper electroplating materials and processes in semiconductor development and manufacturing with our Viaform® product, which includes inorganic and proprietary organic molecules that provide the wiring for copper interconnects allowing manufacturers to eliminate processing steps. We also focus on the total copper integration scheme with post-chemical mechanical planarization (“CMP”) cleaning solutions. ATMI’s ST and AP photoresist strip and post-CMP cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal, and corrosion prevention. In addition to filters for the purification of CMP liquid chemical slurries, we offer a line of consumable PVA roller brush products to clean the wafer following the CMP process. Our unique Planarcore™ PVA roller brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer-to-wafer cleaning performance. In addition, our CMP pad conditioners, based on our silicon carbide capabilities, offer unique preparation solutions for each distinct CMP pad application, with significant improvement in CMP pad life.

Gas Microcontamination Products. Our Wafergard®, Chambergard® and Waferpure® particle and molecular filtration products purify the gas entering the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce out gassing and improve corrosion resistance. Our Waferpure ® and Aeronex Gatekeeper® purifiers chemically react with and absorb contaminants, such as oxygen and water, to prevent contamination, and our ChamberGard™ vent diffusers reduce particle contamination and processing cycle times. We offer a wide variety of gas purification products to meet the stringent requirements of semiconductor processing. Our Aeronex Gas Purification Systems contain dual-resin beds, providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers. Our product line also includes filter housings and hybrid media chemical air filters which purify air entering tool enclosures and remove airborne molecular contaminants.

Other Entegris products. We also offer our eVOLV™ wet chemical process to recycle electronic waste and recover precious metals and other high value materials from components and printed circuit boards and our BrightBlack® precision engineered carbon materials with high purity, high capacity, small tunable pores and excellent mechanical durability for gas capture, storage and release.

WORLDWIDE APPLICATIONS DEVELOPMENT AND FIELD SUPPORT CAPABILITIES

We provide strong technical support to our customers through local service groups and engineers consisting of field applications engineers, technical service groups, applications development groups and training capabilities. Our field applications engineers, located in the United States and approximately ten other countries, work directly with our customers on product qualification and process improvements in their facilities. In addition, in response to customer needs for local technical service and fast turnaround time, we maintain regional applications laboratories and technology centers. Our applications laboratories maintain process equipment that simulate customers’ applications and industry test standards and provide product evaluation and technical support for our customers; our regional technology centers collaborate with our customers to develop materials to meet their most advanced semiconductor manufacturing challenges.

OUR CUSTOMERS AND MARKETS

Within the semiconductor market, our major customer groups include semiconductor device manufacturers, OEMs that provide equipment to semiconductor device manufacturers, gas and chemical manufacturing companies and manufacturers of high-precision electronics.

Our most significant customers based on sales in 2014 include virtually all of the leading semiconductor device makers and equipment makers and leading wafer grower companies. We also sell our products to flat panel display OEMs, materials suppliers and manufacturers. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In our other high-technology markets, our customers include manufacturers and suppliers in the solar and life science industries and, for our Poco Graphite products, electrical discharge machining customers, glass container manufacturers, aerospace manufacturers and manufacturers of biomedical implantation devices.

In 2014, 2013 and 2012, net sales to our top ten customers accounted for approximately 42%, 34% and 36%, respectively, of combined net sales. In 2014, one individual customer accounted for approximately 14% of our net sales. In 2013 and 2012, no single customer accounted for ten percent or more of net sales. International net sales represented 75%, 71% and 69%, respectively, of net sales in 2014, 2013 and 2012. Approximately 2,400 customers purchased products from us during 2014.

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

SALES AND MARKETING
We sell our products worldwide, primarily through our direct sales force and strategic independent distributors located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2014, our sales and marketing force consisted of 485 employees worldwide. Our direct sales force is also supplemented by independent distributors, sales representatives and agents, which are directed to specific market segments.

Our unique capabilities and long-standing industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage, which has facilitated our ability to introduce new materials and new solutions that meet our customers’ needs. We are constantly identifying for our customers the variety of materials, purification and process control challenges that may be addressed by our products. Our sales representatives provide our customers with worldwide support and information about our products and materials.

We believe that our technical support services are important to our marketing efforts. These services include assisting in defining a customer’s needs, evaluating alternative products and materials, designing a specific system to perform the desired separation or operation, training users and assisting customers in compliance with relevant government regulations. In addition, we maintain a network of service centers and technology centers located in all key markets internationally and in the United States to support our products and our customers with their advanced development needs.

COMPETITION

The market for our products is highly competitive. While price is an important factor, we compete primarily on the basis of the following factors:

historical customer relationships;	breadth of product line;
technical expertise;	breadth of geographic presence;
product quality and performance;	advanced manufacturing capabilities; and
total cost of ownership;	after-sales service.
customer service and support;

We believe that we compete favorably with respect to all of the factors listed above, but we cannot assure you that we will continue to do so. We believe that our key competitive strengths include our broad product line, our strong research and development infrastructure and investment, our manufacturing excellence, our advanced quality control systems, the low total cost of ownership of our products, our ability to provide our customers with quick order fulfillment and our technical applications expertise. However, our competitive position varies depending on the market segment and specific product areas within these segments. While we have longstanding relationships with a number of semiconductor and other electronic device manufacturers, we also face significant competition from companies that also have longstanding relationships with other semiconductor and electronic device manufacturers and, as a result, have been able to have their products specified by those customers for use in manufacturers’ fabrication facilities. In the markets for our consumable products, we believe that our differentiated membrane and materials management technologies, our materials and materials delivery systems, our strong supply chain capabilities that allow us to provide our customers with quick order fulfillment, and our technical expertise, which enables us to develop membranes to meet specific customer needs and assist our customers in improving the functionality of our membranes for particular applications, allow us to compete favorably. In these markets our competitors compete against us on the basis of price, as well as alternative membrane technology having different functionality, manufacturing capabilities and breadth of geographic presence.

The market for our products is highly fragmented, and we compete with a number of different companies. Our liquid filtration and other contamination control products compete with product offerings from a wide range of companies including both large companies, such as Pall Corporation, as well as small Asian filter manufacturers. Our microenvironment product lines face competition largely on a product-by-product basis. We face competition from mid-size Japanese companies such as Miraial Co. Ltd.and Shin-Etsu Polymer Co., Ltd. and from small regional suppliers such as Gudeng Precision Industrial Co., Ltd. and e.PAK Resources Pte. Ltd. These companies compete with us primarily in 200 mm and below, and 300 mm applications. Our fluid management and control products also face worldwide competition from companies such as Gemu Valves, Inc., Integrated Automation, Inc. (CKD) and Tokyo Keiso Co., Ltd. Our materials packaging products primarily compete with glass and plastic bottle manufacturers. Our Poco Graphite products compete with products manufactured by companies such as Mersen (France), Tokai Carbon Co., Ltd. (Japan) and Toyo Tanso Co., Ltd. (Japan). There are numerous domestic and foreign companies that offer products that compete with our Electronic Materials products including Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, Dow Chemical Company (including Rohm and Haas), BASF and Air Liquide as well as several smaller companies that specialize in niche markets. Our SDS adsorbent based sub-atmospheric implant gas delivery systems face competition from Praxair, Inc. as well as from a number of companies that compete with high-pressure gas cylinders and solid sources. Our gas filtration products compete with companies such as SAES Pure Gas, Inc., Donaldson Company, Inc. and Mott Corporation. Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. We believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our aggregate engineering, research and development expenses in 2014, 2013 and 2012 were $87.7 million, $55.3 million and $50.9 million, respectively. As of December 31, 2014, we had 386 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect to products incorporating externally owned technologies when we believe it is in our long-term interests to do so. These R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. We also participate in joint development efforts with several key semiconductor manufacturers, advanced technology developers, and semiconductor equipment manufacturers.

To meet the global needs of our customers, we have engineering, research and development capabilities in California, Connecticut, Minnesota, Massachusetts, Colorado, Texas, Japan, Korea, Taiwan, France, China and Malaysia. Our engineering, research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role.

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

Key elements of our engineering, research and development expenditures over the past three years have included the development of new product platforms to meet the manufacturing needs for 28 and 20 nanometer and smaller semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes and more demanding platforms for contamination control for 300 mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) and EUV photolithography, and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. We made additional investments in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes, including the development of a manufacturing capability for the production of Single Wafer Carriers, Multi Application Carriers and FOUPs for the next generation 450 mm wafers. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our engineering, research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), an association of semiconductor equipment suppliers, and leading industry consortia, such as the Interuniversity Microelectronics Centre (IMEC) and Semiconductor Manufacturing Technology (SEMATECH), including its Global 450 Consortium (G450C). For example, we have participated with Semiconductor Equipment and Materials International, SEMI, to develop specifications for the next generation wafer shipping and handling products and with a major customer to develop specific wafer handling products for 450 mm wafers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

We also form strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of our products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. We have a strategic alliance with Enthone, Inc. (“Enthone”), a subsidiary of Alent plc, pursuant to which we hold the exclusive worldwide marketing and distribution rights to Enthone’s copper ECD products, including its ViaForm products. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for us. We also have smaller alliances and programs in Asia to enhance our core technology base and promote the introduction of new and innovative products.

MANUFACTURING

Our customers rely on our products and materials to assure the integrity of the critical materials used in their manufacturing processes by providing dimensional precision and stability, purity, cleanliness and consistent performance. Our ability to meet our customers’ expectations, combined with our substantial investments in worldwide manufacturing capacity, position us to respond to the increasing demands of the semiconductor industry and other industries that require yield enhancing materials and solutions.

To meet our customer needs worldwide, we have established an extensive global manufacturing network with manufacturing and coating facilities in the United States, Japan, Taiwan, France, Malaysia and South Korea. Because we work in an industry where contamination control is paramount, we maintain Class 100 to Class 10,000 clean rooms for manufacturing and assembly. We believe that our worldwide manufacturing operations and our advanced manufacturing capabilities are important competitive advantages. Our advanced manufacturing capabilities include:

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

•
High-Purity Materials Packaging. We have established protocols, flow charts, work instructions and quality assurance procedures to assure proper and ultraclean assembly of materials packaging products in reliable, consistent and repeatable processes.

•
Gas Delivery Systems. We use state of the art, secure gas cabinets with advanced leak monitoring capabilities and established protocols, flow charts, work instructions and quality and safety assurance procedures to assure the safe, efficient and cost effective filling of gas cylinders.

We have made significant investments in systems and equipment to create innovative products and tool designs Including metrology and 3D printing capabilities for rapid analysis and production prototype of products.

In addition we use contract manufacturers for certain of our gas microcontamination and other electronic materials products both in the U.S. and Asia.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2014 our combined patent portfolio included 641 current U.S. patents, 1,266 current foreign patents, including counterparts to U.S. filings, 277 pending U.S. patent applications, 67 pending filings under the Patent Cooperation Treaty not yet nationalized and 974 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, we do not consider any particular license to be material to our business. We also license our technology to third parties from time to time and, in particular, as required for our patented technology to be designated as the standard by SEMI or other standard setting organizations within the semiconductor industry.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions made while employed by us. We also require all outside scientific collaborators, sponsored researchers, and other advisors and consultants who are provided confidential information to execute confidentiality agreements upon the commencement of the consulting or collaboration relationship in question. These agreements generally provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with the Company is to be kept confidential and not disclosed to third parties except in specific limited circumstances.

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

EMPLOYEES

As of December 31, 2014, we had 3,348, full-time employees, as well as approximately 180 temporary and part-time employees. 386 of our full-time employees work in engineering, research and development and 485 work in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain European countries.
INFORMATION ABOUT OUR OPERATING SEGMENTS
Our financial reporting segments are Critical Materials Handling (CMH), and Electronic Materials (EM). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis below for a discussion of revenue and segment profitability with respect to each of these reporting segments, which discussion is incorporated herein by reference. See also note 15 to our consolidated financial statements. Further, in 2014, 2013 and 2012 approximately 75%, 71% and 69%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is also discussed in note 15 to the Entegris, Inc. consolidated financial statements (the “Financial Statements”) included in response to Item 8 below, which note is incorporated herein by reference.

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

Entegris’ products are made from a wide variety of raw materials that are generally available in quantity from alternate sources of supply. However, certain materials included in the Company’s products, such as certain filtration membranes, polymer resins and petroleum coke used by our Critical Materials Handling segment are obtained from a single source or a limited group of suppliers. Our Electronic Materials segment uses a broad range of specialty and commodity chemicals and polymers in the development of its products, including parts and sub-assemblies that are obtained from outside suppliers. We seek, where possible, to have several sources of supply for all of these materials. Likewise, we may, in some instances, rely on a single or a limited number of suppliers, or upon suppliers in a single country, for some of the materials used by our Electronic Materials segment, however, we have not experienced any sustained interruption in production or the supply of materials to our Electronic Materials segment, and we do not anticipate any significant difficulties in obtaining the materials necessary to manufacture these products. Although the Company seeks to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could interrupt our manufacturing operations and result in an adverse effect on the Company’s results of operations. Furthermore, a significant increase in the price of one or more of these components could also adversely affect the Company’s results of operations.

OUR HISTORY

Effective April 30, 2014, the Company completed the acquisition of ATMI, Inc., a Delaware corporation based in Danbury, CT, for a cash purchase price of $34.00 per ATMI share pursuant to a merger transaction in which ATMI, Inc. became a wholly owned subsidiary of the Company. ATMI, Inc. was incorporated under the laws of Delaware in 1997, and its predecessor company was incorporated under the laws of Delaware in 1987.

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

Mykrolis was organized as a Delaware corporation on October 16, 2000 under the name Millipore MicroElectronics, Inc. in connection with the spin-off by Millipore Corporation of its microelectronics business unit which was completed on February 27, 2002.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list, as of January 31, 2015, of our Executive Officers. All of the Corporate Officers listed below were elected to serve until the first Directors Meeting following the 2015 Annual Stockholders Meeting.

Name	Age	Office	First Appointed To Office*
CORPORATE OFFICERS
Bertrand Loy	49	President & Chief Executive Officer	2001
Gregory B. Graves	54	Executive Vice President, Chief Financial Officer & Treasurer	2002
Peter W. Walcott	68	Senior Vice President, Secretary & General Counsel	2001
John J. Murphy	62	Senior Vice President, Human Resources	2005
Todd Edlund	52	Senior Vice President, Chief Operating Officer	2007
Christian F. Kramer	52	Senior Vice President, Chief Commercial Officer	2014
William Shaner	47	Senior Vice President, Global Operations	2007
Corey Rucci	55	Vice President, Business Development	2014
Gregory Marshall	58	Vice President, Quality and EH&S	2011
Michael D. Sauer	49	Vice President, Controller & Chief Accounting Officer	2011
* With either the Company or a predecessor company

Bertrand Loy has served as our Chief Executive Officer, President and a director since November 2012. Prior to his promotion, Mr. Loy served as our Executive Vice President and Chief Operating Officer since 2008. From August 2005 until July 2008, he served as our Executive Vice President and Chief Administrative Officer in charge of our global supply chain and manufacturing operations. He served as the Vice President and Chief Financial Officer of Mykrolis from January 2001 until August 2005. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore Corporation during 1999 and 2000. From 1995 until 1999, he served as the Division Controller for Millipore’s Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan. Mr. Loy served as a director of BTU International, Inc., (supplier of advanced thermal processing equipment) until its acquisition in January of 2015. He also serves as a director of Harvard Bioscience, Inc. (scientific equipment) since November of 2014.

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

Todd Edlund has been our Senior Vice President and Chief Operating Officer since November 2014. Prior to that he was Senior Vice President and General Manager of our Critical Materials Handling business and prior to the merger with ATMI, Inc. he was the Vice President and General Manager of our Contamination Control Solutions Division since December 2007. He served as the Vice President and General Manager of our Liquid Systems Business Unit from 2005 to 2007, and prior to that as Entegris Minnesota’s Vice President of Sales for semiconductor markets from 2003 to 2005. Prior to 2003, Mr. Edlund held a variety of positions with our predecessor companies since 1995.

Christian F. Kramer has been our Senior Vice President and Chief Commercial Officer since November of 2014; prior to that he served as Senior Vice President , General Manager, of our Electronic Materials businesses since our merger with ATMI, Inc. Prior to that Mr. Kramer served ATMI, Inc as Senior Vice President and General Manager, Microelectronics, since February 2013. Mr. Kramer joined ATMI in 2010 and, through 2012, served as Senior Vice President of ATMI Material Solutions. Prior to joining ATMI, Mr. Kramer was Vice President, Global Strategic Account Management for Tokyo Electron America, a global manufacturer of capital equipment used in the semiconductor industry, from 1998 through 2010. Prior to that, Mr. Kramer held various commercial leadership positions in the semiconductor industry.

William Shaner has been our Senior Vice President Global Operations since February 2014. Previously he served as our Vice President and General Manager, Microenvironments Division since 2007. He has served in a variety of sales, marketing, business development and engineering roles since joining Entegris in 1995.

Gregory Marshall has been our Vice President of Quality and EH&S since March of 2010. Prior to that he served as our Global Director of Quality since the merger with Mykrolis Corporation, prior to which he served as the Director of Quality for Mykrolis. Prior to joining Mykrolis Mr. Marshall served and the Director of US Quality for Kokusai Semiconductor Equipment Corporation.

Corey Rucci assumed his current position of Vice President Business Development in February 2014. Prior to that he served as Vice President and General Manager of our Specialty Materials Division since 2011 and as General Manager of Poco Graphite, Inc. (Poco) since 2008 when we acquired Poco. Prior to joining Entegris, Mr. Rucci served Poco as the President and Chief Operating Officer since 2007, Chief Operating Officer since 2005, Chief Financial Officer since 2001 and Vice President of Business Development since 1998. Prior to that he worked at UNOCAL Corp. for 17 years in a variety of accounting, marketing and business development roles.

Michael D. Sauer has been our Vice President, Controller and Chief Accounting Officer since June 2012. Prior to that, he served as the Corporate Controller since 2008. From the time of the merger with Mykrolis until April 2008, Mr. Sauer served as Director of Treasury and Risk Management. Mr. Sauer joined Fluoroware, Inc., a predecessor to Entegris Minnesota in 1988 and held a variety of finance and accounting positions until 2001 when he became the Director of Business Development for Entegris Minnesota, the successor to Fluoroware, serving in that position until the merger with Mykrolis.

Item 1A. Risk Factors.
Risks Relating to our Business and Industry

The semiconductor industry has historically been highly cyclical, and industry downturns reduce net sales and profits. Our business depends on the purchasing patterns of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly cyclical with periodic significant downturns, which often have resulted in significantly decreased expenditures by semiconductor manufacturers. Even moderate cyclicality can cause our operating results to fluctuate significantly from one period to the next. We have in the past experienced significant revenue deterioration and incurred significant operating losses due to a severe downturn in both the capital and unit-driven segments of the semiconductor industry. We are unable to predict the ultimate duration and severity of future downturns for the semiconductor industry.

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

If we are unable to maintain our technological expertise in design and manufacturing processes, we will not be able to successfully compete. The semiconductor industry is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of our products is difficult to determine. We believe that our future success will depend upon our ability to develop and provide products that meet the changing needs of our customers, including the shrinking of integrated circuit line-widths and the use of new classes of materials, such as copper, titanium nitride and organic and inorganic dielectric materials, which are materials that have either a low or high resistance to the flow of electricity. This requires that we successfully anticipate and respond to technological changes in manufacturing processes in a cost-effective and timely manner. Any inability to develop the technical specifications for any of our new products or enhancements to our existing products or to manufacture and ship these products or enhancements in volume in a timely manner could harm our business prospects and significantly reduce our sales. In addition, if new products have reliability or quality problems, we may experience reduced orders, higher manufacturing costs, delays in acceptance and payment, additional service and warranty expense, and damage to our reputation.

Our sales are somewhat concentrated on a small number of key customers and, therefore, our net sales and profitability may materially decline if one or more of our key customers does not continue to purchase our existing and new products in significant quantities. We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have a significant impact on our operating results. Our top ten customers accounted for 42%, 34% and 36% of our net sales in 2014, 2013 and 2012, respectively. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our net sales and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. The semiconductor industry is currently undergoing consolidation with a number of major firms merging or being acquired. If any of our customers merge or are acquired, we may experience lower overall sales from the merged or surviving companies. Because one of our strategies has been to develop long-term relationships with key customers in the product areas in which we focus, and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

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

The limited market acceptance of our 300 mm shipper products as well as our other products could continue to harm our operating results. The broad adoption of 300 mm wafers has contributed to the increasing complexity of the semiconductor manufacturing process. The greater diameter of these wafers requires higher tooling costs and presents more complex handling, storage and transportation challenges. We have made and continue to make substantial investments in our 300 mm wafer shipping products, but there is no guarantee that a sufficient number of our customers will adopt our 300 mm wafer shipping product lines. Sales of our shipping products for these applications has, to date been, and could continue in the future to be modest, and we might not recover our development costs.

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

From time to time, we make capital investments in anticipation of future business opportunities; if we are unable to obtain the anticipated business, our revenue and profitability may decline. In the semiconductor market, the first company to introduce an innovative product meeting an identified customer need often will have a significant advantage over offerings of competitive products. For this reason, we may make significant capital investments in technology and manufacturing capacity in advance of future business developing and without any commitment from our customers to purchase products manufactured as a result of these investments. For example, we have made significant capital investments to develop the capability to manufacture shippers and FOUPs for 450 mm wafers, however, the size and timing of the development of the market for 450 mm wafer shippers and FOUPs remains uncertain. Major semiconductor manufacturers have delayed the implementation of 450 mm manufacturing while others have announced that they would not initiate 450 mm manufacturing until after 2020, so we cannot assure you that we will be able to successfully sell significant quantities of our 450 mm shipper and FOUP products or realize a return on our investment in the near term or ever. If we are unable to achieve broad market acceptance for these products or if a competitive product is preferred by our customers, we may not be able to recoup our investment, we may lose market share and our revenue and profitability may decline.

We may acquire other businesses, form joint ventures or divest businesses that could negatively affect our profitability, require us to incur debt and dilute your ownership of the Company. As part of our business strategy, we have, and we expect to continue to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations. We also expect to adjust our portfolio of businesses to meet our ongoing strategic objectives. As a result, we may enter markets in which we have no or limited prior experience and may encounter difficulties in divesting businesses that no longer meet our objectives. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. Alternatively, we may be required to undertake multiple transactions at the same time in order to take advantage of acquisition opportunities that do arise; this could strain our ability to effectively execute and integrate these transactions. We would consider a variety of financing alternatives for each acquisition which could include borrowing funds, reducing our cash balances or issuing additional shares of our common stock to complete an acquisition. This could impair our liquidity and dilute your ownership of the Company. Further, we may not be able to successfully integrate any acquisitions that we do make into our existing business operations, and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets, including goodwill, related to future acquisitions. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

We may not effectively penetrate new markets. Part of our business strategy is to leverage our expertise in our core competencies for growth in new and adjacent markets, such as photovoltaic cells, LEDs, flat panel displays, lithium ion batteries and magnetic storage devices. Our ability to grow our business could be limited if we are unable to execute on this strategy.

Additional Risks Related to Our Business

The loss or significant curtailment of purchases by any of the largest customers of our Electronic Materials (EM) business could adversely affect our results of operations. While our EM business generates revenue from hundreds of customers worldwide, a significant percent of its revenues are generated by its top ten customers. The loss of or significant curtailment of purchases by one or more of these top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations. Our EM customers’ and their customers’ aggressive management of inventory has already adversely affected EM’s results of operations in the past and may continue to adversely affect future results of operations.

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

Certain of our EM products are used to transport toxic gases used in the semiconductor manufacturing process. Our patented SDS systems use a standard gas cylinder containing a carbon-based adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure to minimize potential leaks of gas during transportation and use. Likewise our VAC systems use a complementary technology where select implant gases are stored under high pressure but delivered sub-atmospherically. While we believe that these delivery systems are the safest available in the industry, as with any products involved in the transport and storage of toxic gases, if a leak should occur during transport or during storage at our customers’ location serious damage could result including injury or death to any person exposed to those toxic gases creating significant product liability for us. While we believe we maintain adequate levels of product liability insurance, there can be no assurance that our insurance will be adequate to satisfy any such liabilities and our financial results or financial condition could be adversely affected.

Our results of operations could be adversely affected by climate change or natural catastrophes, such as the March 2011 earthquake and tsunami in Japan and the June 2012 wildfires in Colorado Springs, Colorado, in the locations in which we, our customers or our suppliers operate. We have manufacturing and other operations in locations subject to natural events such as severe weather and earthquakes that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or our customers’ or suppliers’ operations, may adversely affect our results of operations and financial condition. Also, climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our businesses. While the March 2011 earthquake and tsunami in Japan did not materially impair manufacturing operations at our Yonezawa, Japan plant and while the June 2012 wildfires did not materially impair manufacturing operations at our Colorado Springs plant, there can be no assurance that future such catastrophes will not impact our manufacturing operations or those of our supply chain partners by disrupting our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations.

We may be subject to information technology system failures, network disruptions and breaches in data security. Information technology system failures, network disruptions and breaches of data security from cyber attacks, employee social media use on our computers or through failure of our internet service providers and other cloud computing service providers to successfully secure their own systems could disrupt our operations, causing customer communication and order management issues, unintentional disclosure of customer, employee and proprietary information, and disruption in transaction processing, which could affect our reputation and reporting of financial results. While our management has taken steps to address these concerns by implementing network security, hiring personnel and establishing internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.

The integration of ATMI’s operations into ours following the Merger could create additional risks for our internal controls over financial reporting. We intend to integrate ATMI into our control environment and subject it to internal control testing during calendar year 2015, which means that deficiencies in our internal control over financial reporting as a combined company may not be identified until then. Any such undiscovered deficiencies, if material, could result in misstatements of our results of operations, restatements of our financial statements, declines in the trading price of our common stock or otherwise have a material adverse effect on our business, reputation, results of operations, financial condition or cash flows.

Risks Related to Our Indebtedness

We will have a substantial amount of indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and to make payments on the indebtedness. As of December 31, 2014, we have an aggregate principal amount of approximately $767 million of outstanding total indebtedness, comprised of our 6% senior unsecured notes due April 1, 2022 (“Notes”) and our senior secured term loan facility due 2021 (“Term Loan”). In addition we have approximately $75 million of unutilized capacity under a senior secured asset-based revolving credit facility (“ABL Facility”), which is subject to a borrowing base.

Subject to the limits contained in the credit agreements governing our Term Loan, the ABL Facility and the indenture that governs the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to investors, including:

•	making it more difficult for us to satisfy our obligations with respect to the Notes, the Term Loan and the ABL Facility;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Notes, the Term Loan and the ABL Facility;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•
preventing us from raising funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which could constitute a default under the indenture governing the Notes;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

•	increasing our cost of borrowing.

In addition, the indenture that governs the Notes and the credit agreements governing our Term Loan and the ABL Facility contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above and prevent us from fulfilling our obligations under our existing indebtedness. We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that will govern the Notes and the credit agreements governing our Term Loan contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with the holders of the Notes and the lenders under the Term Loan and the ABL Facility in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our Company. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Our Term Loan also provides that we will have the right at any time to request additional loans and commitments, and to the extent that the aggregate amount of such additional loans and commitments exceeds $225 million, the incurrence thereof will be subject to our secured net leverage ratio being less than a specified ratio, or in the case of unsecured loans or other unsecured debt, or loans or other debt secured by junior liens, our total net leverage ratio being less than a specified ratio. The lenders under these facilities will not be under any obligation to provide any such additional term loans or commitments, and any additional term loans or increase in commitments will be subject to several conditions precedent and limitations. If new debt is added to our current debt levels, the related risks that the Company now faces could intensify.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements governing the Term Loan, the ABL Facility and the indenture that governs the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Term Loan and the ABL Facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of our credit agreements governing our Term Loan, our ABL Facility and the indenture governing the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. The indenture that governs the Notes and the credit agreements governing our Term Loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants under the indenture that governs the Notes or under the credit agreements governing our Term Loan and the ABL Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our ABL Facility would permit the lenders under our ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Term Loan and ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Term Loan and ABL Facility to avoid being in default. If we breach our covenants under our Term Loan and ABL Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs we would be in default under the applicable facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The restrictions contained in the credit agreements governing our Term Loan, the ABL Facility and the indenture that governs the Notes could adversely affect our ability to:

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

Our membrane manufacturing operations may be disrupted if we are unable to successfully transition manufacturing to our own facility. The Membrane Manufacturing and Supply Transition Agreement (the Membrane Agreement) between us and EMD Millipore Corporation, dated November 22, 2013, provides that our lease of space in Millipore’s Bedford, Massachusetts facility and our right to use certain manufacturing equipment owned by Millipore expires on June 30, 2015. While we have opened a new membrane manufacturing plant in Bedford, MA to house these membrane manufacturing operations, qualification of this new membrane manufacturing plant is still under way and will require significant lead time to complete. In addition, the transition of membrane manufacturing operations to this new facility, which will also consolidate certain other existing operations in Massachusetts, will be complex and time consuming. In addition, our current membrane manufacturing is operating at capacity. Consequently, delays in completion of the qualification of our new membrane manufacturing facility or a failure to execute the transition of our membrane manufacturing operations effectively and expeditiously might disrupt our manufacture of membrane, exacerbate our capacity constraints and result in a loss of customers or exposure to warranty, product liability claims and breach of contract claims.

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

We incur significant cash outlays over long-term periods in order to research, develop, manufacture and market new products that may never reach market or may have limited market acceptance. We make significant cash expenditures to engineer, research, develop and market new products. For example, we incurred $87.7 million, $55.3 million and $50.9 million for engineering, research and development expense in 2014, 2013 and 2012, respectively. The development period for a product can be very long. Following development, it may take a number of years for sales of that product to reach a substantial level, if ever. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our profitability could decline and our prospects could be harmed. For example, as noted above, while we have made significant capital investments to develop the capability to manufacture shippers and FOUPs for 450 mm wafers, the size and timing of the development of the market for 450 mm wafer shippers and FOUPs remains uncertain. Major semiconductor manufacturers have delayed the implementation of 450 mm manufacturing while others have announced that they would not initiate 450 mm manufacturing until after 2020, so we cannot assure you that we will be able to successfully sell significant quantities of our 450 mm shipper and FOUP products or realize a return on our investment in the near term or ever.

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

Loss of our key personnel could harm our business because of their experience in the semiconductor industry and their technological expertise. Similarly, our inability to attract and retain new qualified personnel could inhibit our ability to operate and grow our business successfully. We depend on the services of our key senior executives and technological experts because of their experience in the semiconductor industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically research and development and engineering personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. In the past and currently, during downturns in the semiconductor industry our predecessor companies have, and we have, had to impose salary reductions on senior employees and freeze or eliminate merit increases in an effort to maintain our financial position. These actions may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel.

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

If we are unable to protect our intellectual property rights, our business and prospects could be harmed. Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families. We rely, in part, on patent, trade secret and trademark law to protect that technology. We routinely enter into confidentiality agreements with our employees and with third parties. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. We have obtained a number of patents relating to our products and have filed applications for additional patents. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. In addition, if we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue. Furthermore, there can be no assurance that third parties will not design around our patents.

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

International Risks

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may cause our profitability to decline due to increased costs. Sales to customers outside the United States accounted for approximately 75%, 71% and 69%, respectively, of our net sales in 2014, 2013 and 2012, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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

In the past, we have incurred costs or experienced disruptions due to the factors described above and expect to do so in the future. For example, our operations in Asia, and particularly South Korea, Taiwan and Japan, have been negatively impacted in the past as a result of regional economic instability. In addition, Taiwan and South Korea account for a growing portion of the world’s semiconductor manufacturing. There have historically been strained relations between China and Taiwan and there are continuing tensions between North Korea and other countries, including South Korea and the United States. Any adverse developments in those relations could significantly disrupt the worldwide production of semiconductors, which may lead to reduced sales of our products. Furthermore, we incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In a number of foreign countries, some companies engage in business practices that are prohibited by U.S. law applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in countries where practices that violate such U.S. laws may be customary or common, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and results of operations.

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

In connection with the Merger we have undertaken a complex internal reorganization of our foreign subsidiaries in order to rationalize and streamline our foreign operations, focus our management efforts on certain local opportunities and to take advantage of favorable business conditions in certain localities. While we have exercised diligence in undertaking this internal reorganization, there can be no assurance that this reorganization, or any future internal reorganization, will not result in adverse tax consequences in the United States or in foreign countries in which we have operations. This could adversely impact our profitability from foreign operations and result in a material reduction in our results of operations.

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

We are subject to restrictions on the transfer of currency from certain countries in which we conduct operations that could impair our ability to transfer our funds from one of our subsidiaries to another. These regulations are complex and may interfere with the conduct of our business operations in the ordinary course. In some jurisdictions even an unintentional violation of these regulations can result in criminal penalties.

Volatility in the global economy could adversely affect our results. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of sovereign debt and declining valuation of certain investments, declines in consumer confidence, declines in economic growth, volatility in unemployment rates, and uncertainty about economic stability. In the past such conditions have had a significant adverse impact on our industry and financial condition and results of operations. There may be further changes in the global economy, which could lead to further challenges in our business and negatively impact our financial results. Tightness of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in European or global financial markets and adverse economic conditions and the effects they may have on our business and financial condition. If uncertain economic conditions return or deteriorate, our business and results of operations could be further materially and adversely affected.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate or our operations and hurt our ability to manufacture products and our profitability. Terrorist attacks may negatively affect our operations and any security we issue. There can be no assurance that there will not be future terrorist attacks against the United States or U.S. businesses. These attacks or other armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include headquarters, research and development and manufacturing facilities in the United States; sales, research and development and manufacturing facilities in Japan, South Korea, Taiwan and Malaysia; and sales and service facilities in Europe and Asia. Attacks may also disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for our facilities. Furthermore, such attacks may make travel and the transportation of our supplies and products more difficult and more expensive and may ultimately affect the sales of our products in the United States and overseas. As a result of terrorism, the United States may enter into additional armed conflicts, which could have a further impact on our domestic and international sales, our supply chain, our production capacity and our ability to deliver products to our customers. The consequences of these armed conflicts and the associated instability are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business and any security we issue.

Risks Related to Owning our Securities

The price of our common stock has been volatile in the past and may be volatile in the future. The price of our common stock has been volatile in the past and may be volatile in the future. While in 2014 the closing price of our stock on The NASDAQ Global Select Market (“NASDAQ”) ranged from a low of $10.28 to a high of $14.02, in past years the price of our common stock showed greater volatility.

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

If our common stock trades below book value or our business outlook erodes, we could be required to record material impairment losses for our long-lived assets, including property, plant and equipment and our identifiable intangibles. In accordance with U.S. generally accepted accounting principles, we review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its undiscounted cash flows, the asset will be written down to its fair value.

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
Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing, research and equipment cleaning facilities in the United States, Japan, France, Taiwan, South Korea and Malaysia. Information about our principal facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned
Bedford, Massachusetts(1)	Research &Manufacturing	80,000	Owned
Billerica, Massachusetts(1) (2)	Executive Offices, Research & Manufacturing	175,000	Leased
Bloomington, MN(1)	Research & Manufacturing	68,000	Leased
Burnet, TX(3)	Research & Manufacturing	77,000	Owned
Chaska, Minnesota(1)	Executive Offices, Research & Manufacturing	192,000	Owned
Colorado Springs, CO(1)	Manufacturing	82,000	Owned
Colorado Springs, CO(1)	Manufacturing	40,000	Leased
Danbury, CT(3)	Research & Manufacturing	73,000	Leased
Danbury, CT(3)	Executive Offices	31,000	Leased
Decatur, Texas(1)	Manufacturing	359,000	Owned
Hsin-chu, Taiwan(1) (3)	Executive Offices, Research &Manufacturing	50,000	Leased
JangAn, South Korea(3)	Manufacturing	127,000	Owned
Kulim, Malaysia(1)	Manufacturing	195,000	Owned
Montpellier, France(1)	Cleaning Services	53,000	Owned
Suwon, South Korea(1) (3)	Executive Offices & Research	16,000	Leased
Tokyo, Japan(1) (3)	Executive Offices & Research	27,000	Leased
Wonju City, South Korea(1)	Manufacturing	35,000	Owned
Yonezawa, Japan(1)	Manufacturing	196,000	Owned

1.	Facility used by our Critical Materials Handling segment.

2.	This lease has been extended through March 31, 2019 and is subject to one five-year renewal option.

3.	Facility used by our Electronics Materials segment.

We lease approximately 4,200 square feet of manufacturing space in a facility located at 80 Ashby Road, Bedford, Massachusetts owned by EMD Millipore Corporation pursuant to a Membrane Manufacturing and Supply Transition Agreement that expires June 30, 2015. We also lease approximately 13,000 square feet of research and development and manufacturing office space located in San Diego, California, approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, Massachusetts, an aggregate of approximately 33,000 square feet of manufacturing space in Anseong, South Korea, approximately 15,000 square feet of office space in Round Rock, Texas, and approximately 10,000 square feet of office space in Tempe, Arizona.

We lease approximately 10,000 square feet for our Asia manufacturing management offices in Singapore. In addition, we maintain a worldwide network of sales, service, repair or cleaning centers in the United States, Germany, France, Israel, Japan, Malaysia, Taiwan, Singapore, China and South Korea. Leases for our facilities expire through December 2018. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

We believe that our facilities are well-maintained and suitable for their respective operations. All of our facilities are generally utilized within a normal range of production volume.

Item 3. Legal Proceedings.

On or about February 7 and 28, 2014, two putative class action complaints challenging the Merger between the Company and ATMI, Inc. were filed in the Superior Court of the State of Connecticut, Judicial District of Danbury, captioned Andrew Pace v. ATMI, Inc., et al. and Dolores Carter v. ATMI, Inc., et al., respectively. The complaints were filed on behalf of the public shareholders of ATMI, Inc. and name as defendants ATMI, Inc., the members of the Board of Directors of ATMI, Inc., the Company and the Company’s subsidiary, Atomic Merger Corporation. The complaints generally alleged that ATMI, Inc.’s directors breached their fiduciary duties to ATMI, Inc.’s shareholders by agreeing to sell ATMI, Inc. for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that ATMI, Inc., the Company and Atomic Merger Corporation aided and abetted those alleged breaches. The complaint in the Carter action and the second amended complaint in the Pace action also allege purported disclosure deficiencies in the preliminary and definitive proxy statements for the merger that ATMI, Inc. filed with the SEC. The complaints sought, among other things, to enjoin the Merger. The Merger was approved by ATMI, Inc.’s shareholders on April 15, 2014 and was closed on April 30, 2014. The case captioned Dolores Carter v. ATMI, Inc., et al. was subsequently dismissed by the plaintiff. The case captioned Andrew Pace v. ATMI, Inc., et al. was transferred to the Complex Litigation Docket of the Superior Court of the State of Connecticut, Judicial District of Waterbury. On July 21, 2014, ATMI, Inc. and the Company each filed a motion to strike the plaintiff’s second amended complaint. On December 29, 2014, the court granted the defendant’s motion to strike and on January 27, 2015, the case was dismissed by agreement of the parties.

As of December 31, 2014, we were not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows. From time to time the Company may be a party to litigation involving claims against the Company arising in the ordinary course of our business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders:
Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ Global Select Market under the symbol “ENTG”. The following table sets forth the high and low sales prices of the Company shares for each full quarterly period during 2014 and 2013. As of February 18, 2015 there were 1,252 shareholders of record. On February 18, 2015, the last sale price reported on the Nasdaq Global Select Market for our common stock was $13.51 per share.

	2014		2013
	Low	High	Low	High
First quarter	$10.20	$12.50	$8.96	$10.18
Second quarter	$10.69	$13.86	$8.89	$10.52
Third quarter	$11.43	$14.05	$8.97	$10.64
Fourth quarter	$10.67	$13.96	$9.87	$11.65
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
Issuer Sales of Unregistered Securities During the Past Three Years:
None
Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2009 through December 31, 2014 with cumulative total return of (1) The NASDAQ Composite Index (NASDAQ), and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading December 31, 2009 in Entegris, Inc. common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Entegris, Inc.	$100.00	$141.48	$165.34	$173.86	$219.51	$250.19
NASDAQ Composite	100.00	118.02	117.04	137.47	192.62	221.02
Philadelphia Semiconductor Index	100.00	141.76	127.06	136.21	193.20	253.96
Issuer Purchases of Equity Securities:

On December 12, 2012, the Board of Directors authorized a repurchase program covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program and the pre-arranged stock trading plan expired February 7, 2014 and covered the repurchase of up to $36.2 million of the registrant’s common stock. The Company repurchased none of its common stock in 2014.

Item 6. Selected Financial Data.
The table that follows presents selected financial data for each of the last five years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2014 and for the year ended December 31, 2014 includes the results of operations of ATMI, Inc. since April 30, 2014. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

(In thousands, except per share amounts)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Operating Results
Net sales	$962,069	$693,459	$715,903	$749,259	$688,416
Gross profit	376,683	294,214	307,383	325,930	310,643
Selling, general and administrative expenses	231,833	137,123	147,405	140,847	147,051
Engineering, research and development expenses	87,711	55,320	50,940	47,980	43,934
Amortization of intangible assets	37,067	9,347	9,594	10,225	13,231
Contingent consideration fair value adjustment	(1,282)	(1,813)	—	—	—
Operating income	21,354	94,237	99,444	126,878	106,427
Income (loss) before income taxes and equity in affiliate net income (loss)	(13,392)	96,195	99,703	127,964	101,481
Income tax (benefit) expense	(21,572)	21,669	30,881	4,217	15,006
Net income	7,887	74,526	68,825	124,246	85,122
Net income attributable to Entegris, Inc.	7,887	74,526	68,825	123,846	84,356
Earnings Per Share Data
Diluted earnings per share	$0.06	$0.53	$0.50	$0.91	$0.63
Weighted average shares outstanding – diluted	140,062	139,618	138,412	136,223	133,174
Operating Ratios – % of net sales
Gross profit	39.2%	42.4%	42.9%	43.5%	45.1%
Selling, general and administrative expenses	24.1	19.8	20.6	18.8	21.4
Engineering, research and development expenses	9.1	8.0	7.1	6.4	6.4
Amortization of intangible assets	3.9	1.3	1.3	1.4	1.9
Contingent consideration fair value adjustment	(0.1)	(0.3)	—	—	—
Operating income	2.2	13.6	13.9	16.9	15.5
Income (loss) before income taxes and equity in affiliate net income (loss)	(1.4)	13.9	13.9	17.1	14.7
Effective tax rate	161.1	22.5	31.0	3.3	14.8
Net income attributable to Entegris, Inc.	0.8	10.7	9.6	16.5	12.3
Cash Flow Statement Data
Depreciation and amortization	$83,704	$38,815	$37,607	$37,064	$41,198
Capital expenditures	57,733	60,360	49,929	30,267	16,794
Net cash provided by operating activities	126,423	109,402	115,162	157,286	140,898
Net cash used in investing activities	(860,295)	(47,029)	(72,467)	(28,431)	(11,985)
Net cash provided by (used in) financing activities	747,648	(3,895)	10,890	10,864	(65,709)
Balance Sheet and Other Data
Current assets	$765,655	$612,305	$579,324	$502,999	$387,091
Current liabilities	262,520	97,585	93,263	92,594	107,634
Working capital	503,135	514,720	486,061	410,405	279,457
Current ratio	2.92	6.27	6.21	5.43	3.60
Long-term debt, including current maturities	766,796	—	—	—	—
Shareholders’ equity	748,441	756,843	694,799	608,238	459,619
Total assets	1,762,091	875,294	811,544	724,663	601,385
Return on average shareholders’ equity – %	1.0%	10.3%	10.6%	23.2%	20.9%
Shares outstanding at end of period	139,793	138,734	138,458	135,821	132,901

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read along with the consolidated financial statements and the accompanying notes to the consolidated financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statements” sections of this Item 7 below. The Company’s actual results may differ materially from those contained in any forward-looking statements. You should review the Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Statements
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” will,” “would,” “could,” “should” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limitation, the risks described under Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2014 under the headings “Risks Relating to our Business and Industry,” “Additional Risks Related to our Business”, Risks Related to our Indebtedness”, “Manufacturing Risks,” “International Risks” and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission. Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

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
The Company offers a diverse product portfolio which includes more than 19,000 standard and customized products that it believes provide the most comprehensive offering of contamination control solutions and microenvironment products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others are capital-expenditure driven and rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.
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

•
Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the costs of manufacturing and raw materials. This is affected by a number of factors, which include the Company’s sales mix, purchase prices of raw material (especially polymers, membranes, stainless steel and purchased components), competition, both domestic and international, direct labor costs, and the efficiency of the Company’s production operations, among others.

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

Overall Summary of Financial Results for the Year Ended December 31, 2014

On April 30, 2014, the Company acquired ATMI, Inc., a Delaware corporation (ATMI), for approximately $1.1 billion in cash, or $809.4 million net of cash acquired, as described in note 2 to the Company’s consolidated financial statements. ATMI is a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. The acquisition of ATMI (the Merger) was funded with the issuance of $820 million in debt, described in note 7 to the consolidated financial statements.

Total net sales for the year ended December 31, 2014 were $962 million, up $269 million, or 39%, from sales of $693 million for the year ended December 31, 2013. This sales improvement was principally driven by the inclusion of sales of $245 million from ATMI. Exclusive of the effect of the added ATMI sales and unfavorable foreign currency translation effects of $8 million, the Company's sales increased 4%. Overall demand from the semiconductor industry reflected improved demand from device makers, as wafer starts and semiconductor unit production increased, higher industry fab utilization rates and increased capital spending levels. Based on the information available, the Company believes sales of its products trailed industry growth measures for 2014.

Despite the significant net sales increase, the Company's gross profit rose by only $82 million for the year ended December 31, 2014, to $377 million, up from $294 million for the year ended December 31, 2013. Accordingly, the Company reported a 39.2% gross margin rate compared to 42.4% in 2013. The gross profit and gross margin figures reflect a $49 million charge for fair value write-up of acquired ATMI inventory sold during the year. Excluding that charge, the Company's gross margin for the year was 44.2%.

The Company also incurred significantly higher selling, general and administrative (SG&A) expenses and engineering, research and development (ER&D) expenses for 2014, mainly due to the inclusion in SG&A and ER&D expenses of ATMI's infrastructure, merger-related expenditures and the cost of integration activities.

The Company incurred interest expense of $33 million for the year ended December 31, 2014 compared to a nominal amount a year ago, the increase related to the debt issued in connection with the funding of the ATMI Merger.
The Company’s effective tax benefit rate was 161% in 2014 compared to 23% in 2013. The change in the effective tax rate is primarily due to a change in the Company's geographic composition of income toward jurisdictions with lower tax rates, the nondeductibility of certain acquisition-related expenditures incurred in connection with the ATMI acquisition and the benefit of a foreign dividend.

As a result of the aforementioned factors, net income for 2014 was $8 million, or $0.06 per diluted share, compared to net income of $75 million, or $0.53 per diluted share, in 2013.

During 2014, the Company’s operating activities provided cash flow of $126 million. Cash used for the ATMI Merger, net of cash acquired, was $809 million, while capital expenditures were $58 million. Cash, cash equivalents and short-term investments were $394 million at December 31, 2014 compared with $384 million at December 31, 2013. The Company had long-term borrowings, including current maturities, of $767 million at December 31, 2014 and none at December 31, 2013.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to inventories, long-lived assets (property, plant and equipment, goodwill and identified intangibles), income taxes and business combinations. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. If management made different judgments or utilized different estimates, this could result in material differences in the amount and timing of the Company’s results of operations for any period. In addition, actual results could be different from the Company’s current estimates, possibly resulting in increased future charges to earnings.
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.
Inventory Valuation The Company uses certain estimates and judgments to properly value its inventory. The Company’s inventories are recorded at the lower of cost or market. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and historical and projected sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $11.9 million and $6.6 million at December 31, 2014 and 2013, respectively.
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
Impairment of Long-Lived Assets As of December 31, 2014, the Company had $313.6 million of net property, plant and equipment and $308.6 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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
Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. In addition, changes in the underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.
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
Goodwill The Company tests goodwill at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. At December 31, 2014, the Company had nine reporting units, five of which are assigned goodwill.
As of August 31, 2014, the Company’s annual testing date, the Company had five reporting units assigned goodwill. At that date, the estimated fair value of the two reporting units assigned goodwill in prior years was in excess of their respective carrying values. The fair value of the four reporting units to which goodwill was assigned in connection with the ATMI acquisition (see note 2 to the consolidated financial statements) approximates its purchase price, reflecting the recent acquisition thereof. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.
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
The Company has deferred tax assets related to certain federal and state credit carryforwards, and certain state and foreign net operating loss carryforwards of $15.3 million and $6.8 million as of December 31, 2014 and 2013, respectively. Management believes it is more likely than not that the benefit from a portion of these carryforwards will not be realized. In recognition of this risk, the Company provided a valuation allowance of $11.1 million and $5.4 million as of December 31, 2014 and 2013, respectively, relating to these carryforwards. If the Company’s assumptions change and it determines it will be able to realize these carryforwards, the tax benefits relating to any reversal of the valuation allowance on the deferred tax assets will be recognized as a reduction of income tax expense.
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

In connection with the ATMI acquisition consummated in 2014, the final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the valuation of certain assets and liabilities, is still being completed, and is subject to final review. Specifically, certain property, plant and equipment and tax accounts are provisional pending the completion and review of such assets and liabilities. To the extent that the Company's estimates require adjustment, the Company will modify the values.
Results of Operations
Year ended December 31, 2014 compared to year ended December 31, 2013
The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the years ended December 31, 2014 and 2013. The Company’s historical financial data was derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Dollars in thousands)	2014		2013
		% of net sales		% of net sales
Net sales	$962,069	100.0%	$693,459	100.0%
Cost of sales	585,386	60.8	399,245	57.6
Gross profit	376,683	39.2	294,214	42.4
Selling, general and administrative expenses	231,833	24.1	137,123	19.8
Engineering, research and development expenses	87,711	9.1	55,320	8.0
Amortization of intangible assets	37,067	3.9	9,347	1.3
Contingent consideration fair value adjustment	(1,282)	(0.1)	(1,813)	(0.3)
Operating income	21,354	2.2	94,237	13.6
Interest expense	33,355	3.5	153	—
Interest income	(1,336)	(0.1)	(317)	—
Other income, net	2,727	0.3	(1,794)	(0.3)
Income (loss) before income taxes and equity in net loss of affiliates	(13,392)	(1.4)	96,195	13.9
Income tax (benefit) expense	(21,572)	(2.2)	21,669	3.1
Equity in net income of affiliates	293	—	—	—
Net income	$7,887	0.8	$74,526	10.7
Net sales For the year ended December 31, 2014, net sales were $962.1 million, up $268.6 million, or 39%, from sales for the year ended December 31, 2013. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)	2014
Net sales in previous year	$693,459
Increase associated with legacy Entegris volume and pricing	30,733
Decrease associated with effect of foreign currency translation	(7.516)
Increase associated with acquisition of ATMI, Inc	245,393
$962,069
The unfavorable foreign currency translation effects of $7.5 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Japanese yen and Taiwanese dollar, offset partly by a stronger Korean won.
Excluding the net sales of ATMI for the eight months subsequent to the ATMI merger and the unfavorable foreign currency translation effects, net sales rose approximately 4% in 2014 when compared to 2013. The Company believes this sales increase was primarily volume driven and that the effect of selling price erosion was nominal. Overall demand from the semiconductor industry reflected improved demand from device makers, as wafer starts and semiconductor unit production increased, higher industry fab utilization rates and increased capital spending levels. Based on the information available, the Company believes sales of its products trailed industry growth measures for 2014.
On a geographic basis, total sales to North America were 25%, Asia Pacific 51%, Europe 11% and Japan 13% in 2014. Total sales to North America were 29%, Asia Pacific 43%, Europe 13% and Japan 15% in 2013. When comparing 2014 to 2013, all regions experienced year-over-year sales increases, primarily reflecting the ATMI sales. Net sales to customers in North America, Japan, Asia Pacific and Europe increased 18%, 19%, 66% and 17%, respectively, from 2013 to 2014, generally due to the the inclusion of sales from ATMI. Net sales for Japan were affected by unfavorable foreign currency translation effects of $7.8 million.
Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products represented 74% of total sales and sales of capital-driven products represented 26% of total sales in 2014. This compares to a unit-driven to capital-driven ratio of 66%:34% for 2013. The shift toward unit-driven products reflects the inclusion of sales from ATMI, which are primarily unit-driven.

Gross profit Gross profit for 2014 increased by $82.5 million, to $376.7 million, an increase of 28% from $294.2 million for 2013. The gross margin rate for 2014 was 39.2% versus 42.4% for 2013. An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)	2014
Gross profit in previous year (legacy Entegris only)	$294,214
Incremental cost of sales associated with fair value step-up related to sale of inventory acquired in ATMI acquisition	(48,586)
Increase associated with ATMI, Inc. net sales	118,431
Increase associated with legacy Entegris volume and pricing	12,624
$376,683

The increase in gross profit reflects the improvement in legacy Entegris sales and the inclusion of sales from ATMI. Despite the improvement in gross profit, the Company experienced a 39.2% gross margin rate compared to 42.4% in the comparable year-ago period. The gross margin percentage for 2014 was below the comparable year-ago figures primarily due to incremental cost of sales charge of $48.6 million associated with the sale of inventory acquired in the acquisition with ATMI. An inventory write-up of $48.6 million was recorded as part of the purchase price allocation and was amortized over the expected inventory turn of the acquired finished goods inventory. Excluding that charge, the Company's gross margin for the year ended December 31, 2014 was 44.2%. The adjusted gross margin rates exceeded the comparable year-ago figures mainly due to the increase in Company sales levels and, on average, higher margins for ATMI products.
Selling, general and administrative expenses
Selling, general and administrative expense (SG&A) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. Selling, general and administrative (SG&A) expenses for 2014 increased $94.7 million, or 69%, to $231.8 million from $137.1 million in 2013. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)	2014
Selling, general and administrative expenses in previous year (legacy Entegris only)	$137,123
Increase associated with ATMI, Inc. infrastructure	35,714
Increase in professional fees and other related to ATMI acquisition	8,152
Transaction-related expenses, including share-based compensation expense and related taxes associated with the unvested portion of ATMI share-based awards settled in cash	26,776
Integration expenditures	19,652
Other increases, net	4,416
$231,833
SG&A expenses, as a percent of net sales, increased to 24.1% from 19.8% a year earlier, reflecting the significant increase in SG&A expenditure levels primarily related ATMI merger and subsequent integration expenditures.
Expenses associated with ATMI, including certain merger-related expenses, amounted to $66.2 million, or about 70% of the increase. Included in these expenses were costs of $30.5 million related to the ATMI acquisition, specifically $21.3 million for share-based compensation expense and related taxes associated with the unvested portion of ATMI share-based awards settled in cash on the date of the acquisition, as well as integration costs of $9.2 million, consisting primarily of severance and retention costs. In addition, legacy Entegris incurred SG&A expenses of $24.5 million in merger-related expenses, including deal costs, severance and termination costs, and other costs associated with the integration of the two operations.

In addition to the increase in SG&A costs associated with ATMI's infrastructure, the Company expects SG&A costs to be higher than normal during the first half of 2015 as integration costs and related severance and retention costs will continue during this period. The Company expects overall SG&A costs will decline to normalized levels by the third quarter of 2015. Savings associated with integration efforts, primarily resulting from the combination of corporate staff functions, are expected to be realized in 2015.
Engineering, research and development expenses
Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies increased by $32.4 million, or 59%, to $87.7 million in 2014 compared to $55.3 million in 2013. ER&D expenses as a percent of net sales were 9.1% compared to 8.0% a year ago, reflecting the increase in ER&D expenditure levels, offset by the increase in net sales. In 2014, the Company continued to invest in its core membrane and coatings technologies to create differentiated and high-value, unit-driven products for the most advanced and demanding semiconductor applications.

ER&D expenses recorded by ATMI and included in the Company's consolidated financial statements amounted to $23.3 million, accounting for approximately 70% of the increase. The increase also reflect higher legacy Entegris ER&D activity levels, including increased employee costs, and customer samples and supplies expense of $6.0 million and $2.7 million for the year December 31, 2014.

The Company expects ER&D costs will increase in 2015 due to the addition of ATMI's ER&D infrastructure. However, these costs are expected to stay relatively stable as a percentage of net sales. The Company’s overall ER&D efforts will continue to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.

Contingent consideration fair value adjustment In the years ended December 31, 2014 and 2013, the Company recognized an acquisition-related contingent consideration adjustments of $1.3 million and $1.8 million, respectively, reflecting changes in the fair value of contingent consideration liability associated with the Jetalon acquisition described in note 2 in the Company’s consolidated financial statements. These adjustments to the contingent consideration liability reflect changes in Jetalon's revenue and gross profit forecasts for the three years ending December 31, 2015 and the estimated probability of achieving those projections.
Amortization of intangible assets Amortization of intangible assets was $37.1 million in 2014 compared to $9.3 million for 2013. The increase reflected the additional amortization associated with the identifiable intangible assets acquired in the ATMI merger.
Interest expense Interest expense was $33.4 million and $0.2 million in the years ended December 31, 2014 and 2013. The significant increase reflects the interest associated with the borrowings made by the Company in connection with the acquisition of ATMI as described in notes 2 and 7 to the Company's consolidated financial statements. Interest expense included interest on outstanding borrowings, the amortization of debt issuance costs associated with such borrowings and bridge financing costs of $4.0 million recorded in the second quarter.
Other expense (income), net Other expense, net, was $2.7 million in 2014 compared to other income, net, of $1.8 million in 2013. In 2014, other expense includes foreign currency transaction losses of $1.1 million and an $1.9 million impairment loss recorded in connection with an equity investment, partially offset by $0.2 million in net realized gains on the sale of equity investments.
In 2013, other income includes foreign currency transaction gains of $2.3 million, partially offset by charges of $0.8 million associated with the realization of translation losses recorded upon the liquidation of certain of the Company's subsidiaries.
Income tax expense The Company recorded an income tax benefit of $21.6 million in 2014 compared to an income tax expense of $21.7 million in 2013. The Company’s effective tax benefit rate was 161.1% in 2014, compared to an effective tax rate of 22.5% in 2013. The increase in the effective tax rate in 2014 from 2013 was primarily due to a change in the Company's geographic composition of income toward jurisdictions with lower tax rates and the benefit of a foreign dividend, reduced by the nondeductibility of certain acquisition-related expenditures incurred in connection with the ATMI acquisition.
In 2013, the Company’s effective tax rate was lower than the U.S. statutory rate of 35% primarily due to lower rates in various foreign jurisdictions compared to the U.S. statutory rate. The effective tax rate in 2013 included a $1.7 million benefit associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law and recorded by the Company in the first quarter of 2013.
Net income Net income was $7.9 million, or $0.06 per diluted share, in 2014 compared to net income of $74.5 million, or $0.53 per diluted share, in 2013. The significant decrease reflects the Company’s aforementioned operating results described in greater detail above, mainly reflecting the effect of the significant costs associated with the ATMI acquisition.
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

Adjusted EBITDA increased 57% to $207.9 million in 2014, compared to $132.2 million in 2013. Adjusted EBITDA, as a percent of net sales, increased to 21.6% from 19.1% a year earlier. Adjusted Operating Income increased 57% to $161.3 million in 2014, compared to $102.7 million in 2013. Adjusted Operating Income, as a percent of net sales, increased to 16.8% from 14.8% a year earlier. Non-GAAP Earnings Per Share increased 19% to $0.69 in 2014, compared to $0.58 in 2013. The improvement in the Adjusted EBITDA and Adjusted Operating Income measures reflect the increase in net sales and related increase in gross profit. In addition, Non-GAAP Earnings Per Share was positively affected by a lower adjusted effective tax rate.
Segment Analysis
In 2014 the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Under the new structure, the manager of two segments is accountable for results at the segment profit level and reports directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the segments. Beginning in the second quarter, the Company reported its financial performance based on two reportable segments: Critical Materials Handling (CMH) and Electronic Materials (EM). See note 16 to the consolidated financial statements for additional information on the Company’s two segments.
The following table and discussion concern the results of operations of the Company’s two reportable segments for the years ended December 31, 2014 and 2013. See note 15 to the consolidated financial statements for additional information on the Company’s two segments.

(In thousands)	2014	2013
Critical Materials Handling
Net sales	$653,964	$609,826
Segment profit	138,379	128,910
Electronic Materials
Net sales	$308,105	$83,633
Segment profit	90,121	20,034
Critical Materials Handling (CMH)
For the year ended December 31, 2014, CMH net sales increased 7% to $654.0 million, from $609.8 million in 2013, and primarily reflects the inclusion of sales of $30.4 million from ATMI. CMH reported a segment profit of $138.4 million in 2014, up 7% from $128.9 million in 2013 also due to higher sales and a slightly favorable sales mix, partly offset by a 7% increase in operating expenses, mainly consisting of higher ER&D expenditures and costs associated with the ATMI infrastructure.
Electronic Materials (EM)
For the year ended December 31, 2014, EM net sales increased to $308.1 million, up 268%, from $83.6 million in the comparable period last year. The sales increase also reflects the inclusion of sales of $214.4 million from ATMI, while the remainder reflected improved sales of gas microcontamination control systems products. EM reported a segment profit of $90.1 million for the year ended December 31, 2014 compared to a $20.0 million segment profit in the year-ago period. The increase in the segment's profit is primarily associated with higher sales levels reflecting the sales of ATMI products and improved margins related to a more favorable sales mix, offset partly by costs associated with the ATMI infrastructure.
Unallocated general and administrative expenses
Unallocated general and administrative expenses for the year ended December 31, 2014 totaled $122.8 million compared to $47.2 million for the year ended December 31, 2013. The inclusion of unallocated general and administrative expenses of $45.7 million recorded by ATMI accounted for approximately 60% of the increase. Included in the ATMI expenses was $21.3 million for share-based compensation expense and related taxes associated with the unvested portion of ATMI share-based awards settled in cash on the date of the Merger and integration costs of $9.2 million, consisting primarily of severance and retention costs.

In addition, the Company incurred expenses of $9.1 million in connection with the completion of the ATMI merger, as well as the costs of integration of $19.7 million incurred since the date of the ATMI Merger.

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
Employee costs, which make up approximately two-thirds of SG&A expenses, decreased by $2.4 million for 2013. The decrease also reflected a decline in consulting and professional fees of $1.9 million as well as the $3.9 million reduction in SG&A expense related to the 2012 CEO succession and transition plan. Also included in the decrease in SG&A expenses for 2013 compared to the year-ago period is a $0.7 million reduction in SG&A expense during the second quarter of 2013 related to the sale of a building classified as an asset held for sale, consisting of the gain on sale thereof and an adjustment to the real estate tax accrual for the building and the favorable settlement of value-added tax matters in Europe ($1.2 million). In addition, the decrease in SG&A costs reflected favorable foreign currency translation effects of $2.9 million.
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
The lower rate in 2013 reflects changes in the Company's geographic composition of income toward jurisdictions with lower tax rates. The effective tax rate in 2013 also included a $1.7 million associated with the reinstatement of the U.S. federal credit for increasing research expenditures, as retroactively signed into law in 2013 and recorded by the Company in the first quarter of 2013.
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
Adjusted EBITDA decreased 6% to $132.2 million in 2013, compared to $141.0 million in 2012. Adjusted EBITDA, as a percent of net sales, decreased to 19.1% from 19.7% a year earlier. Adjusted Operating Income decreased 9% to $102.7 million in 2013, compared to $113.0 million in 2012. Adjusted Operating Income, as a percent of net sales, decreased to 14.8% from 15.8% a year earlier. Non-GAAP Earnings Per Share increased 5% to $0.58 in 2013, compared to $0.55 in 2012. The decline in the Adjusted EBITDA and Adjusted Operating Income measures reflect the reduction in net sales and related decrease in gross profit. In addition, Non-GAAP Earnings Per Share was positively affected by a lower effective tax rate.
Segment Analysis
The following table and discussion concern the results of operations of the Company’s two business segments for the years ended December 31, 2013 and 2012. See note 15 to the consolidated financial statements for additional information on the Company’s two segments.

(In thousands)	2013	2012
Critical Materials Handling
Net sales	$609,826	$630,929
Segment profit	128,910	144,758
Electronic Materials
Net sales	$83,633	$84,974
Segment profit	20,034	21,051

Critical Materials Handling (CMH)
For the year ended December 31, 2013, CMH net sales decreased 3%, to $609.8 million, from $630.9 million in the comparable period last year. Net of unfavorable foreign currency effects of $16.4 million, primarily related to weakness in the Japanese yen, CMH net sales decreased 1%. CMH sales decrease primarily reflected lower sales of liquid filtration products, fluid components and systems and decrease in royalty revenue. Gas filtration products were flat.
CMH reported a segment profit of $128.9 million for the year ended December 31, 2013 compared to $144.8 million in the comparable period last year, a decrease of $15.8 million, or 11%. The decrease in sales volume and a slightly unfavorable sales mix combined to reduce gross profit, which along with a 2% increase in operating expenses accounted for the decline in segment profit.
Electronic Materials (EM)
For the year ended December 31, 2013, EM net sales decreased 2%, to $83.6 million, versus $85.0 million in the comparable period last year. Net of unfavorable foreign currency effects of approximately $2.2 million, EM net sales increased 1%.
EM reported a segment profit of $20.0 million for the year ended December 31, 2013 compared to $21.1 million in the comparable period last year, a decrease of 5%. The decrease in the segment's gross profit associated with lower sales levels and a 5% increase of operating expenses, accounted for the decrease in segment profit.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $47.2 million for the year ended December 31, 2013 compared to $56.8 million for the year ended December 31, 2012. The decrease primarily reflected lower employee costs ($4.4 million) and professional fees ($1.4 million). Included in the employee cost decline is a $3.9 million charge recorded in 2012 associated with compensation to which the Company’s current chief executive officer was entitled in connection with the succession and transition plan. Figures for 2013 included reductions in unallocated general and administrative expenses related to the sale of a building classified as assets held for sale, consisting of the gain on sale thereof, and an adjustment to the real estate tax accrual for the building ($0.7 million) and the favorable settlement of value-added tax matters in Europe ($1.2 million).
Quarterly Results of Operations
The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended December 31, 2014. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments that management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.
QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

	2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$165,070	$177,544	$164,585	$186,260	$165,804	$251,578	$273,054	$271,633
Gross profit	67,128	77,570	70,132	79,384	71,352	88,668	98,743	117,920
Selling, general and administrative expenses	32,421	35,397	31,746	37,559	34,787	82,347	55,820	58,879
Engineering, research and development expenses	12,173	13,427	13,947	15,773	15,690	21,581	24,427	26,013
Amortization of intangible assets	2,287	2,359	2,343	2,358	2,336	9,390	13,128	12,213
Contingent consideration fair value adjustment	—	—	(1,813)	—	—	(1,282)	—	—
Operating income	20,247	26,387	23,909	23,694	18,539	(23,368)	5,368	20,815
Net income	16,397	19,781	17,807	20,541	14,312	(14,669)	(1,068)	9,312

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	40.7	43.7	42.6	42.6	43.0	35.2	36.2	43.4
Selling, general and administrative expenses	19.6	19.9	19.3	20.2	21.0	32.7	20.4	21.7
Engineering, research and development expenses	7.4	7.6	8.5	8.5	9.5	8.6	8.9	9.6
Amortization of intangibles	1.4	1.3	1.4	1.3	1.4	3.7	4.8	4.5
Contingent consideration fair value adjustment	—	—	(1.1)	—	—	(0.5)	—	—
Operating income	12.3	14.9	14.5	12.7	11.2	(9.3)	2.0	7.7
Net income	9.9	11.1	10.8	11.0	8.6	(5.8)	(0.4)	3.4
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
Operating activities
Net cash flow provided by operating activities totaled $126.4 million for the year ended December 31, 2014. Cash generated by the Company’s operations included net income of $7.9 million, as adjusted for the impact of various non-cash charges, primarily depreciation and amortization of $83.7 million, charge for the fair value write-up of acquired inventory sold of $48.6 million and share-based compensation expense of $8.9 million. The net impact on cash flow from operations from changes in operating assets reduced cash otherwise generated by the Company’s operations.
Working capital was $503.1 million at December 31, 2014, which included $389.7 million in cash and cash equivalents, a decrease from $514.7 million as of December 31, 2013, which included $384.4 million in cash and cash equivalents.
Accounts receivable increased by $52.1 million during 2014, or $4.8 million after accounting for the effect of the ATMI acquisition and foreign currency translation. The net increase reflects the year-over-year improvement in fourth quarter sales of the Company’s products. The Company’s days sales outstanding measure (DSO) stood at 52 days at December 31, 2014 compared to 50 days at the beginning of the year.
Inventories at December 31, 2014 increased by $69.1 million from a year earlier, or $11.6 million after accounting for the effect of the ATMI acquisition, foreign currency translation and the provision for excess and obsolete inventory. The increase primarily reflects increases in the Company's finished goods inventories.
Accounts payable and accrued expenses were $61.8 million higher than a year ago, or $14.3 million higher after accounting for the effect of the ATMI acquisition and foreign currency translation. In part, the increase reflects a $5.6 million increase in accrued interest payable related to the long-term debt. The Company made income tax payments, net of refunds, of $12.3 million in 2014.
Investing activities Cash flow used in investing activities totaled $860.3 million in 2014.

As noted above and described in note 2 to the Company's consolidated financial statements, on April 30, 2014, the Company acquired ATMI for approximately $1.1 billion in cash pursuant to an Agreement and Plan of Merger with ATMI. The acquisition is reflected in the Company's consolidated statements of cash flows net of cash of $321.1 million acquired from ATMI, or $809.4 million.
Acquisition of property and equipment totaled $57.7 million, which primarily reflected significant investments in equipment and tooling to manufacture 450mm wafer handling products and to establish an advanced membrane manufacturing and development center for critical filtration applications. As of December 31, 2014, the Company expects its capital expenditures in 2015 to be approximately $60 million, as the Company's capital expenditure plans will generally reflect more normalized capital spending levels.
Financing activities Cash flow provided by financing activities totaled $747.6 million during 2014.

On April 1, 2014, the Company issued $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022. In addition the Company entered into the senior secured term loan facility on April 30, 2014 in an aggregate principal amount of $460 million, receiving $457.7 million net of original issue discount of $2.3 million. The senior secured term loan is due April 30, 2021. During the year ended December 31, 2014, the Company made a payment of $51.2 million on the senior secured term loan facility.

The Company also entered into a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility is due April 30, 2019. As of December 31, 2014, the Company had no outstanding borrowings and $0.3 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility. The Company's prior revolving credit facility was terminated upon consummation of the ATMI acquisition.

Further information concerning these items can be found in note 7 to the consolidated financial statements.

The Company incurred debt issuance costs of $20.7 million in connection with the above debt instruments.
Through December 31, 2014, the Company was in compliance with all applicable financial covenants included in the terms of the senior unsecured notes, its senior secured term loan facility and its senior secured asset-based revolving credit facility.
The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary equivalent to an aggregate of approximately $10.0 million. There were no outstanding borrowings under these lines of credit at December 31, 2014.

The Company received proceeds of $3.6 million in connection with common shares issued under the Company’s stock plans less $2.5 million paid for taxes related to the net share settlement of equity awards. Cash flow provided by financing activities also included $0.8 million related to excess tax benefits associated with such employee stock plan activity.
At December 31, 2014, the Company’s shareholders’ equity stood at $748.4 million, down 1% from $756.8 million at the beginning of the year. The decrease reflected unfavorable foreign currency translation effects of $26.9 million, which primarily reflect the effect of the stronger U.S. dollar versus most currencies in 2014, which were offset by net income of $7.9 million, additional paid-in capital of $8.9 million associated with the Company’s share-based compensation expense, $1.1 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, and a tax benefit associated with employee stock plan activity of $0.8 million.

As of December 31, 2014, the Company’s sources of available funds were its cash and cash equivalents of $389.7 million, funds available under its senior secured asset-based revolving credit facility and international credit facilities and cash flow generated from operations. As of December 31, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $301 million. These amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.

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
Refer to Note 1 to the Company’s consolidated financial statements for a discussion of accounting pronouncements implemented in 2014.
Contractual Obligations
The following table summarizes the maturities of the Company’s significant financial obligations as of December 31, 2014:

(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$766,796	$26,597	$—	$—	$—	$—	$740,199
Pension obligations	8,102	195	129	239	264	216	7,059
Capital purchase obligations[1]	12,836	12,836	—	—	—	—	—
Operating leases	27,092	10,708	6,810	4,596	3,738	948	292
Total	$814,826	$50,336	$6,939	$4,835	$4,002	$1,164	$747,550

Unrecognized tax benefits[2]

1.
Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2014, as the Company had not yet received the related goods or taken title to the property.

2.
The Company had $6.0 million of total gross unrecognized tax benefits at December 31, 2014. The timing of any payments associated with these unrecognized tax benefits will depend on a number of factors. Accordingly, the

Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities and are not included in the table above.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net loss (income) of affiliates, (2) income tax (benefit) expense, (3) interest expense (4) interest income (5) other expense (income), net, (6) charge for the fair value write-up of acquired inventory sold, (7) transaction-related costs, (8) deal costs, (9) integration costs, (10) contingent consideration fair value adjustment, (11) charge associated with CEO succession and transition plan, (12) amortization of intangible assets and (13) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net (loss) income before (1) charge for fair value write-up of acquired inventory sold, (2) transaction-related costs, (3) deal costs, (4) integration costs, (5) contingent consideration fair value adjustment, (6) reclassification of cumulative translation adjustment associated with liquidated subsidiary (7) charge associated with CEO succession and transition plan, (8) loss (gain) on impairment/sale of short-term and equity investments, (9) amortization of intangible assets and (10) the tax effect of those adjustments to net (loss) income.

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
The reconciliation of GAAP measures to Adjusted Operating Income and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 are presented below:

(Dollars in thousands)	2014	2013	2012
Net sales	$962,069	$693,459	$715,903
Net income	$7,887	$74,526	$68,825
Adjustments to net income
Equity in net loss (income) of affiliates	293	—	(3)
Income tax (benefit) expense	(21,572)	21,669	30,881
Interest expense	33,355	153	271
Interest income	(1,336)	(317)	(281)
Other expense (income), net	2,727	(1,794)	(249)
GAAP – Operating income	21,354	94,237	99,444
Charge for fair value write-up of acquired inventory sold	48,586	—	—
Transaction-related costs	26,776	—	—
Deal costs	9,125	973	—
Integration costs	19,652	—	—
Contingent consideration fair value adjustment	(1,282)	(1,813)	—
Charge associated with CEO succession and transition plan	—	—	3,928
Amortization of intangible assets	37,067	9,347	9,594
Adjusted operating income	161,278	102,744	112,966
Depreciation	46,637	29,468	28,013
Adjusted EBITDA	$207,915	$132,212	$140,979
Adjusted operating margin	16.8%	14.8%	15.8%
Adjusted EBITDA – as a % of net sales	21.6%	19.1%	19.7%

The reconciliation of GAAP measures to Non-GAAP Earnings per Share for the years ended December 31, 2014, 2013 and 2012 are presented below:

(Dollars in thousands)	2014	2013	2012
GAAP net income attributable to Entegris, Inc.	$7,887	$74,526	$68,825
Adjustments to net income:
Charge for fair value write-up of acquired inventory sold	48,586	—	—
Transaction-related costs	26,776	—	—
Deal costs	13,288	973	—
Integration costs	19,510	—	—
Contingent consideration fair value adjustment	(1,282)	(1,813)	—
Reclassification of cumulative translation adjustments adjustments associated with liquidated subsidiaries	—	787	—
Charge associated with CEO succession and transition plan	—	—	3,928
Net loss (gain) on impairment/sale of short-term investment or equity investments	1,710	—	(1,522)
Amortization of intangible assets	37,067	9,347	9,594
Tax effect of adjustments to net income attributable to Entegris, Inc.	(56,819)	(3,044)	(4,643)
Non-GAAP net income attributable to Entegris, Inc.	$96,723	$80,776	$76,182
Diluted earnings per common share attributable to Entegris, Inc.	$0.06	$0.53	$0.50
Effect of adjustments to net income attributable to Entegris, Inc.	$0.63	$0.04	$0.05
Diluted non-GAAP earnings per common share attributable to Entegris, Inc.	$0.69	$0.58	$0.55

Quantitative and Qualitative Disclosure About Market Risks
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.1 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2014, the Company had no net exposure to any foreign currency forward contracts.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
This item is not applicable.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)), as of December 31, 2014, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

The Company acquired ATMI, Inc. (ATMI) on April 30, 2014. In the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2014, management has excluded total assets of approximately $1.0 billion (of which $602 million represents goodwill and intangibles included within the scope of the assessment) and net sales of approximately $245 million related to ATMI that are included in the consolidated financial statements of Entegris and its subsidiaries as of and for the year ended December 31, 2014. Management must include ATMI in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting no later than the second quarter of 2015.
KPMG LLP, the independent registered public accounting firm which audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Entegris, Inc.:
We have audited Entegris, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entegris, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”: appearing under Item 9A(a) of the Company’s December 31, 2014 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Entegris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Entegris, Inc. acquired ATMI, Inc. during 2014, and management excluded from its assessment of the effectiveness of Entegris, Inc.’s internal control over financial reporting as of December 31, 2014, ATMI, Inc.’s internal control over financial reporting associated with total assets of $1 billion (of which $602 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $245 million included in the consolidated financial statements of Entegris, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Entegris, Inc. also excluded an evaluation of the internal control over financial reporting of ATMI, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Minneapolis, Minnesota
February 26, 2015

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the Information required by this Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Corporate Governance” in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 30, 2015, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this report.

At their first meeting following the August 10, 2005 merger described under "Our History" in Part I above, our Board of Directors adopted a code of business ethics, The Entegris, Inc. Code of Business Ethics, applicable to all of our executives, directors and employees as well as a set of corporate governance guidelines. The Entegris, Inc. Code of Business Ethics was amended by the Entegris Board of Directors on July 30, 2014. The amended Entegris, Inc. Code of Business Ethics, the Corporate Governance Guidelines and the charters for our Audit & Finance Committee, Governance & Nominating Committee and our Management Development & Compensation Committee all appear on our website at http://www.Entegris.com under “Investors - Corporate Governance”. The Entegris Code of Business Ethics, Corporate Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Peter W. Walcott, our Senior Vice President, Secretary and General Counsel through our corporate headquarters. The Company intends to comply with the requirements of Item 5.05 of Form 8-K with respect to any amendment to or waiver of the provisions of the Entegris, Inc. Code of Business Ethics applicable to the registrant’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting notice of any such amendment or waiver at the same location on our website.
Item 11. Executive Compensation.

The information required by this Item 11 has been omitted from this report, and is incorporated by reference to the sections entitled "Compensation of Executive Officers" and “Management Development & Compensation Committee Report”, respectively, in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 30, 2015, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 has been omitted from this report, and is incorporated by reference to the sections entitled “Ownership of Entegris Common Stock” and “ Proposal 5 -- To Approve the Performance Criteria and Limitations for Equity Awards under 2010 Stock Plan” in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 30, 2015, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 has been omitted from this report, and is incorporated by reference to the section entitled "Corporate Governance" in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 30, 2015, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.
Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 has been omitted from this report, and is incorporated by reference to the section entitled "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm for 2014" in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 30, 2015, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.
Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report are incorporated by reference herein.

2.	Exhibits.

A.	The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Agreement and Plan of Merger, dated as of February 4, 2014, among Entegris, Inc., Atomic Merger Corporation and ATMI, Inc.	Exhibit 2.1 to Entegris, Inc Current Report on Form 8-K filed on February 4, 2014
(3)	By-Laws of Entegris, Inc., as amended December 17, 2008	Exhibit 3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(3)	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended	Exhibit 3.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011
(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)
(4)	Rights Agreement dated July 26, 2005 between Entegris and Wells Fargo Bank, N.A as rights agent	Exhibit 4.1 to Entegris, Inc. (Entegris Minnesota) Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005
(4)
Indenture, dated as of April 1, 2014, between Entegris, Inc., as Issuer and Wells Fargo Bank National Association, as Trustee, with respect to $360,000,000 6% Senior Unsecured Notes Due 2022, including the form of note representing the 2022 Senior Unsecured Notes
Exhibit 4.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2014
(10)	Entegris, Inc. – 2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 3, 2010
(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Exhibit 10.2 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan*	Exhibit 10.3 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Amended and Restated Entegris Incentive Plan*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2008
(10)	Lease Agreement, dated April 1, 2002 between Nortel Networks HPOCS Inc. and Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(10)	Amendment of Lease between Entegris, Inc. and KBS Rivertech, LLC dated April 1, 2012	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012
(10)	Fluoropolymer Purchase and Sale Agreement, by and between E.I. Du Pont De Nemours and Company and the Registrant, dated January 1, 2011, as amended	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the quarter ended April 2, 2011
(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005

(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)	Severance Protection Agreement, dated July 26, 2011 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011
(10)	Trust Agreement between Entegris, Inc. Fidelity Management Trust Company and Entegris Inc. 401(k) Savings and Profit Sharing Plan Trust, dated December 29, 2007.	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(10)	Entegris, Inc. 2007 Deferred Compensation Plan*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form10-Q for the fiscal period ended June 30, 2007
(10)	Entegris, Inc. – Form of 2010 RSU Unit Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Entegris, Inc. – Form of 2010 Stock Option Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(10)	Amendment to Amended and Restated SERP*	Exhibit 10.15 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(10)	Entegris, Inc. 2012 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 2012 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2012 Restatement)*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Executive Employment Agreement, effective November 28, 2012, between the Registrant and Bertrand Loy*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	2011 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	2011 Stock Option Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	Amendment No. 1, dated April 26, 2013, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 99.1 to Entegris, Inc. Periodic Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
(10)	Membrane Manufacture and Supply Transition Agreement, dated as of November 22, 2013, between Entegris, inc. and EMD Millipore Corporation	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2014
(10)
ABL Credit and Guaranty Agreement, dated as of April 30, 2014, among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto and Goldman Sachs Bank USA as administrative agent and collateral agent
Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2014
(10)
Term Loan Credit and Guaranty Agreement, dated as of April 30, 2014, among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto and Goldman Sachs Bank USA as administrative agent and collateral agent
Exhibit 10.2 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2014
(10)
ABL Pledge and Security Agreement, dated as of April 30, 2014, among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto and Goldman Sachs Bank USA as collateral agent
Exhibit 10.3 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2014

(10)
Term Loan Pledge and Security Agreement, dated as of April 30, 2014, among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto and Goldman Sachs Bank USA as collateral agent
Exhibit 10.4 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2014
(10)
ABL Intercreditor Agreement, dated as of April 30, 2014, among Goldman Sachs Bank USA, as ABL Collateral Agent, Goldman Sachs Bank USA, as Term Collateral Agent, and acknowledged by the Company and its wholly owned domestic subsidiaries
Exhibit 10.5 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2014
(10)	2014 Performance Award Agreement	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2014
 * A “management contract or compensatory plan”
B. The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:
Reg. S-K
Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Entegris, Inc. 2013 RSU Unit Award Agreement*
(10)	10.2	Entegris, Inc. 2013 Stock Option Grant Agreement*
(10)	10.3	Entegris, Inc. 2014 RSU Unit Award Agreement*
(10)	10.4	Entegris, Inc. 2014 Stock Option Grant Agreement*
(10)	10.5	Letter Agreement, dated November 13, 2014, between Registrant and Gregory Morris*
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*  A “management contract or compensatory plan”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: February 26, 2015	By	/s/ BERTRAND LOY
Bertrand Loy
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ BERTRAND LOY	President, Chief Executive Officer and Director (Principal executive officer)	February 26, 2015
Bertrand Loy

/s/ GREGORY B. GRAVES	Executive Vice President, Chief Financial Officer & Treasurer (Principal financial officer)	February 26, 2015
Gregory B. Graves

/s/ MICHAEL D. SAUER	Vice President, Controller & Chief Accounting Officer (Principal accounting officer)	February 26, 2015
Michael D. Sauer

PAUL L.H. OLSON*	Director, Chairman of the Board	February 26, 2015
Paul L.H. Olson

MICHAEL A. BRADLEY*	Director	February 26, 2015
Michael A. Bradley

MARVIN D. BURKETT*	Director	February 26, 2015
Marvin D. Burkett

R. NICHOLAS BURNS*	Director	February 26, 2015
R. Nicholas Burns

DANIEL W. CHRISTMAN*	Director	February 26, 2015
Daniel W. Christman

JAMES F. GENTILCORE*	Director	February 26, 2015
James F. Gentilcore

BRIAN F. SULLIVAN*	Director	February 26, 2015
Brian F. Sullivan

*By	/s/ GREGORY B. GRAVES
GREGORY B. GRAVES, ATTORNEY-IN-FACT

EXHIBIT INDEX
Reg. S-K Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Entegris, Inc. 2013 RSU Unit Award Agreement*
(10)	10.2	Entegris, Inc. 2013 Stock Option Grant Agreement*
(10)	10.3	Entegris, Inc. 2014 RSU Unit Award Agreement*
(10)	10.4	Entegris, Inc. 2014 Stock Option Grant Agreement*
(10)	10.5	Letter Agreement, dated November 13, 2014, between Registrant and Gregory Morris*
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 * A “management contract or compensatory plan”

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Entegris, Inc.:
We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entegris, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Our report dated February 26, 2015 on internal control over financial reporting as of December 31, 2014, contains an explanatory paragraph that states management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, ATMI, Inc.’s internal control over financial reporting associated with total assets of $1 billion (of which $602 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $245 million included in the consolidated financial statements of Entegris, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Entegris, Inc. also excluded an evaluation of the internal control over financial reporting of ATMI, Inc.

/s/ KPMG LLP

Minneapolis, Minnesota
February 26, 2015

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$389,699	$384,426
Short-term investments	4,601	—
Trade accounts and notes receivable, net	153,961	101,873
Inventories, net	163,125	94,074
Deferred tax assets, deferred tax charges and refundable income taxes	30,556	20,844
Other current assets	23,713	11,088
Total current assets	765,655	612,305
Property, plant and equipment, net	313,569	186,440
Other assets:
Goodwill	340,743	12,274
Intangible assets, net	308,554	43,509
Deferred tax assets and other noncurrent tax assets	5,068	12,039
Other	28,502	8,727
Total assets	$1,762,091	$875,294
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$100,000	$—
Accounts payable	57,417	38,396
Accrued payroll and related benefits	51,164	30,116
Other accrued liabilities	40,387	18,700
Deferred tax liabilities and income taxes payable	13,552	10,373
Total current liabilities	262,520	97,585
Long-term debt, excluding current maturities	666,796	—
Pension benefit obligations and other liabilities	25,373	15,411
Deferred tax liabilities and other noncurrent tax liabilities	58,961	5,455
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 139,792,583 and 138,734,442	1,398	1,387
Additional paid-in capital	830,430	819,632
Retained deficit	(80,712)	(88,599)
Accumulated other comprehensive (loss) income	(2,675)	24,423
Total equity	748,441	756,843
Total liabilities and equity	$1,762,091	$875,294
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net sales	$962,069	$693,459	$715,903
Cost of sales	585,386	399,245	408,520
Gross profit	376,683	294,214	307,383
Selling, general and administrative expenses	231,833	137,123	147,405
Engineering, research and development expenses	87,711	55,320	50,940
Amortization of intangible assets	37,067	9,347	9,594
Contingent consideration fair value adjustment	(1,282)	(1,813)	—
Operating income	21,354	94,237	99,444
Interest expense	33,355	153	271
Interest income	(1,336)	(317)	(281)
Other expense (income), net	2,727	(1,794)	(249)
(Loss) income before income tax (benefit) expense and equity in net loss (income) of affiliates	(13,392)	96,195	99,703
Income tax (benefit) expense	(21,572)	21,669	30,881
Equity in net loss (income) of affiliates	293	—	(3)
Net income	$7,887	$74,526	$68,825

Basic net income per common share	$0.06	$0.54	$0.50
Diluted net income per common share	$0.06	$0.53	$0.50
Weighted shares outstanding
Basic	139,311	138,950	137,306
Diluted	140,062	139,618	138,412
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net income	$7,887	$74,526	$68,825
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(26,948)	(17,504)	(2,524)
Reclassification of cumulative translation adjustment associated with liquidated subsidiaries	—	787	—
Reclassification of cumulative translation adjustment associated with acquisition of business	—	—	(216)
Unrealized loss on available-for-sale investments	(1,884)	—	—
Reclassification adjustment associated with unrealized loss realized upon the write-down of available-for-sale investments	1,884	—	—
Pension liability adjustments, net of income tax expense (benefit) of $71, $(37), and $74 for year ended December 31, 2014, 2013, and 2012	(150)	202	(295)
Other comprehensive loss	(27,098)	(16,515)	(3,035)
Comprehensive (loss) income	$(19,211)	$58,011	$65,790
See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2011	135,821	$1,358	$788,673	$(225,766)	$44,737	$(764)	$608,238
Shares issued under stock plans	2,694	28	7,403	—	—	—	7,431
Share-based compensation expense	—	—	9,881	—	—	—	9,881
Repurchase and retirement of common stock	(57)	(1)	(329)	(97)	—	—	(427)
Tax benefit associated with stock plans	—	—	3,886	—	—	—	3,886
Pension liability adjustment	—	—	—	—	—	(295)	(295)
Reclassification of cumulative translation adjustment associated with acquisition of business	—	—	—	—	(216)	—	(216)
Foreign currency translation	—	—	—	—	(2,524)	—	(2,524)
Net income	—	—	—	68,825	—	—	68,825
Balance at December 31, 2012	138,458	1,385	809,514	(157,038)	41,997	(1,059)	694,799
Shares issued under stock plans	1,882	18	7,667	—	—	—	7,685
Share-based compensation expense	—	—	7,928	—	—	—	7,928
Repurchase and retirement of common stock	(1,606)	(16)	(9,391)	(6,087)	—	—	(15,494)
Tax benefit associated with stock plans	—	—	3,914	—	—	—	3,914
Pension liability adjustment	—	—	—	—	—	202	202
Reclassification of cumulative translation adjustment associated with liquidated subsidiaries	—	—	—	—	787	—	787
Foreign currency translation	—	—	—	—	(17,504)	—	(17,504)
Net income	—	—	—	74,526	—	—	74,526
Balance at December 31, 2013	138,734	1,387	819,632	(88,599)	25,280	(857)	756,843
Shares issued under stock plans	1,059	11	1,069	—	—	—	1,080
Share-based compensation expense	—	—	8,887	—	—	—	8,887
Tax benefit associated with stock plans	—	—	842	—	—	—	842
Pension liability adjustment	—	—	—	—	—	(150)	(150)
Foreign currency translation	—	—	—	—	(26,948)	—	(26,948)
Net income	—	—	—	7,887	—	—	7,887
Balance at December 31, 2014	139,793	$1,398	$830,430	$(80,712)	$(1,668)	$(1,007)	$748,441

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Operating activities:
Net income	$7,887	$74,526	$68,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,637	29,468	28,013
Amortization	37,067	9,347	9,594
Share-based compensation expense	8,887	7,928	9,881
Charge for fair value write-up of acquired inventory sold	48,586	—	—
Provision for deferred income taxes	(44,716)	8,232	11,940
Charge for excess and obsolete inventory	4,513	3,963	4,007
Excess tax benefit from share-based compensation plans	(842)	(3,914)	(3,805)
Amortization of debt issuance costs	5,848	—	—
Other	2,209	(765)	1,701
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	(4,845)	(13,363)	10,626
Inventories	(11,608)	(441)	(6,118)
Accounts payable and other accrued liabilities	14,348	(4,408)	6,265
Other current assets	(1,699)	(414)	(2,985)
Income taxes payable and refundable income taxes	10,975	2,731	(11,015)
Other	3,176	(3,488)	(11,767)
Net cash provided by operating activities	126,423	109,402	115,162
Investing activities:
Acquisition of property and equipment	(57,733)	(60,360)	(49,929)
Acquisition of business, net of cash acquired	(809,390)	(13,358)	(2,961)
Purchase of short-term investments	—	—	(27,990)
Proceeds from sale or maturities of short-term investments	13,778	20,000	8,000
Proceeds from sale of assets held for sale	—	6,500	—
Payments for non-compete agreements	(7,517)	—	—
Other	567	189	413
Net cash used in investing activities	(860,295)	(47,029)	(72,467)
Financing activities:
Proceeds from long-term debt	855,200	—	—
Payments of long-term debt	(88,650)	—	—
Payments for debt issuance costs	(20,747)	—	—
Issuance of common stock from employee stock plans	3,559	7,685	7,431
Taxes paid related to net share settlement of equity awards	(2,479)	—	—
Repurchase and retirement of common stock	—	(15,494)	(427)
Other	765	3,914	3,886
Net cash provided by (used in) financing activities	747,648	(3,895)	10,890
Effect of exchange rate changes on cash and cash equivalents	(8,503)	(4,471)	3,241
Increase in cash and cash equivalents	5,273	54,007	56,826
Cash and cash equivalents at beginning of year	384,426	330,419	273,593
Cash and cash equivalents at end of year	$389,699	$384,426	$330,419

Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Non-cash transactions:
Equipment purchases in accounts payable	$3,702	$6,950	$3,429
Schedule of interest and income taxes paid:
Interest paid	$21,919	$72	$271
Income taxes, net of refunds received	12,274	10,208	29,697
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
Use of Estimates and Basis of Presentation The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, Entegris evaluates its estimates, including those related to receivables, inventories, property, plant and equipment, intangible assets, accrued liabilities, income taxes and share-based compensation, among others. Actual results could differ from those estimates.
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
Cash and Cash Equivalents Cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost and approximates fair value.
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
Property, Plant, and Equipment Property, plant and equipment are carried at cost and are depreciated on the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred; with significant additions and improvements are capitalized. Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of asset(s) may not be recoverable based on estimated future undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the net book value and the estimated fair value of the asset(s).
Investments The Company’s nonmarketable investments are accounted for under either the cost or equity method of accounting, as appropriate. All nonmarketable investments are periodically reviewed to determine whether declines, if any, in fair value below cost basis are other-than-temporary. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment is written down to a new cost basis.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those instruments.
The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $764 million at December 31, 2014 compared to the carrying amount of long-term debt, including current maturities, of $767 million.
Goodwill and Intangible Assets Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. At August 31, 2014, the Company's annual testing date, it was determined there was no impairment of its goodwill.
Amortizable intangible assets include, among other items, patented, unpatented and other developed technology and customer-based intangibles, and are amortized using the straight-line method over their respective estimated useful lives of 3 to 15 years. The Company reviews intangible assets, along with other long-lived assets - primarily property, plant and equipment - for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. At December 31, 2014, the Company concluded there was no impairment of its intangible assets.
Derivative Financial Instruments The Company records derivatives as assets or liabilities on the balance sheet and measures such instruments at fair value. Changes in fair value of derivatives are recorded each period in the Company’s consolidated statements of operations.
The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as other expense (income), net, in the Company’s consolidated statements of operations. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments.
Foreign Currency Translation Assets and liabilities of foreign subsidiaries are generally translated from foreign currencies into U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income in the consolidated balance sheets. Income statement amounts are translated at the weighted average exchange rates for the year. Translation adjustments are not adjusted for income taxes, as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in other expense (income), net, in the Company's consolidated statements of operations.
Revenue Recognition Revenue and the related cost of sales are generally recognized upon shipment of the products. Revenue for product sales is recognized upon delivery, when persuasive evidence of an arrangement exists, when title and risk of loss have been transferred to the customer, collectability is reasonably assured, and pricing is fixed or determinable. Shipping and handling fees related to sales transactions are billed to customers and are recorded as revenue.
The Company sells its products throughout the world primarily to companies in the microelectronics industry. The Company performs continuing credit evaluations of its customers and generally does not require collateral. Letters of credit may be required from its customers in certain circumstances. The Company provides for estimated returns based on historical and current trends in both sales and product returns.
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
Share-based Compensation The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. Compensation expense is based on the grant date fair value. Because share-based compensation expense recognized in the Company's consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for expected forfeitures, which are estimated at the time of grant with such estimates revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income before taxes. Penalties and interest to be paid or received are recorded in other expense (income), net, in the statement of operations.
Comprehensive (Loss) Income Comprehensive income represents the change in equity resulting from items other than shareholder investments and distributions. The Company’s foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments are included in accumulated other comprehensive income. Comprehensive income and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of equity and comprehensive (loss) income.
Recent Accounting Pronouncements
Accounting Standards Updates issued but not effective for the Company until after December 31, 2014 are not expected to have a material effect on the Company’s consolidated financial statements.
(2)    ACQUISITIONS

ATMI

On April 30, 2014, the Company acquired ATMI, Inc. (the Merger), a Delaware corporation (ATMI), for approximately $1.1 billion in cash pursuant to an Agreement and Plan of Merger (the Merger Agreement), dated as of February 4, 2014. As a result of the Merger, ATMI became a wholly-owned subsidiary of the Company. The Merger was accounted for under the acquisition method of accounting and the results of operations of ATMI are included in the Company's consolidated financial statements as of and since April 30, 2014. Direct costs of $13.3 million associated with the acquisition of ATMI, consisting of professional and consulting fees, and bridge financing costs, were expensed as incurred in the year ended December 31, 2014. These costs are included in selling, general and administrative expense and interest expense, respectively, in the Company's consolidated statements of operations.

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

Under the terms of the Merger Agreement, the Company paid $34 per share for all outstanding common shares of ATMI (excluding treasury shares). In addition, the Company settled all outstanding share-based compensation awards held by ATMI employees at the same per share price. The acquisition method of accounting requires the Company to include the amount associated with pre-combination service as consideration in the acquisition, reflected in the table immediately above, while the fair value of the unvested portion of the awards in the amount of $21.3 million is recorded as expense, classified as selling, general and administrative expense, in the Company's consolidated statement of operations.

The Merger was funded with existing cash balances as well as funds raised by the Company through the issuance of debt in the form of a senior secured term loan in an aggregate principal amount of $460 million and senior unsecured notes in an aggregate principal amount of $360 million as described in note 7 to the consolidated financial statements.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the ATMI acquisition:

(In thousands):
Accounts receivable and other current assets	$107,967
Inventory	115,507
Property, plant and equipment	126,302
Identifiable intangible assets	297,040
Other noncurrent assets	13,216
Current liabilities	(60,056)
Deferred tax liabilities and other noncurrent liabilities	(122,710)
Net assets acquired	477,266
Goodwill	332,124
Total purchase price, net of cash acquired	$809,390

The fair value write-up of acquired finished goods inventory was $48.6 million. This amount was recorded as an incremental cost of sales charge, amortized over the expected turn of the acquired inventory, during the year ended December 31, 2014.

The fair value of acquired property, plant and equipment of $126.3 million is valued at its value-in-use and is provisional pending the Company's completion of its valuation of certain assets, and its final review thereof.

The fair value of the acquired intangible assets is $297.0 million. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life of approximately 8.3 years and are being amortized on a straight-line basis. The intangible assets that comprise the amount include customer relationships of $165.1 million (10-year weighted average useful life), developed technology and related trade names of $120.8 million (6-year weighted average useful life), and other intangible assets of $11.1 million (7.4-year weighted average useful life).

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

The purchase price of ATMI exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $332.1 million, which reflects adjustments made during the fourth quarter by the Company to its preliminary allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed recorded in prior quarters, primarily related to ATMI's property, plant and equipment, intangible assets and tax accounts. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.

The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the valuation of certain assets and liabilities, is still being completed, and is subject to final review. Specifically, certain property, plant and equipment, as noted above, and ATMI's tax accounts are provisional pending the completion of and review of such assets and liabilities. To the extent that the Company's estimates require adjustment, the Company will modify the values.

Subsequent to the Merger, the Company agreed to make severance payments of $7.5 million to ATMI executives. Under the terms of various agreements, the executives are unable to compete with the Company for specified periods. Based on the Company's analysis, the payments associated with these noncompete clauses were capitalized as finite-lived intangible assets to be amortized over periods averaging 1.6 years. The fair value of these noncompete clauses was determined using the “income approach” on an individual executive basis, following a methodology similar to the one described above for acquired identifiable intangible assets.

Pro Forma Results (Unaudited)

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

	Year ended
(In thousands, except per share data) (Unaudited)	December 31, 2014	December 31, 2013
Net sales	$1,076,334	$1,051,175
Net income	68,279	60,324
Per share amounts:
Net income per common share - basic	$0.49	$0.43
Net income per common share - diluted	0.49	0.43

The unaudited pro forma financial information above gives effect to the following:

a.
The elimination of transactions between Entegris and ATMI, which upon completion of the merger would be considered intercompany. This reflects the elimination of intercompany sales and associated intercompany accounts.

b.	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

c.	Removal of the operating results of ATMI's discontinued operations.

The unaudited pro forma financial information above for the year ended December 31, 2014 excludes the purchase accounting impact of the incremental charge reported in cost of sales for the sale of acquired inventory that was written-up to fair value of $48.6 million.

The pro forma data does not include data for Jetalon Solutions, Inc. for the period prior to its acquisition due to the immaterial impact on the pro forma financial information for the year ended December 31, 2014.

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

The purchase price of Jetalon, including the Company's valuation of contingent consideration, exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $10.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes. The goodwill has been assigned to the Company's fluid management reporting unit.

The Company completed its fair value determinations for all elements of the Jetalon acquisition in 2013. Intangible assets, consisting mostly of technology-related intellectual property, are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

Subsequent changes in the fair value of this obligation have been recognized as adjustments to the contingent consideration obligation and reflected in the Company's consolidated statements of operations. During the years ended December 31, 2014 and 2013, the Company updated its assessment of the contingent consideration based on the valuation methodology described above and recorded gains of $1.3 million and $1.8 million in the Company's consolidated statements of operations, resulting in the reversal of the contingent consideration obligation.

Entegris Precision Technologies Corporation (EPT)

On April 2, 2012, the Company acquired the remaining 50% of its Entegris Precision Technologies Corporation (EPT) joint venture in Taiwan, an equity method investee in which it had previously owned a 50% equity interest accounted for under the equity method. The Company paid $3.4 million in cash for the additional 50% equity interest in the entity. The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company's consolidated financial statements as of and since April 2, 2012. EPT's sales and operating results were not material to the Company's consolidated financial statements.
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
The purchase price was allocated based on the fair values of all of the assets acquired and liabilities assumed. The sum of the purchase price of the additional 50% equity interest and the fair value of the equity interest in the investee held by the Company at the acquisition date exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $2.2 million, resulting in goodwill, which is not deductible for income tax purposes. EPT is part of the Company’s liquid packaging reporting unit.

As described above, the Company acquired businesses in 2014, 2013 and 2012. As part of the accounting for these transactions, the Company allocated the purchase price of the acquired entities based on the fair value of all the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as well as the Company's contingent consideration obligation in the case of Jetalon and the Company's previously held equity interest in the case of EPT, was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company's management.

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

(3)    TRADE ACCOUNTS AND NOTES RECEIVABLE
Trade accounts and notes receivable from customers at December 31, 2014 and 2013 consist of the following:

(In thousands)	2014	2013
Accounts receivable	$151,082	$94,613
Notes receivable	4,706	9,039
	155,788	103,652
Less allowance for doubtful accounts	1,827	1,779
	$153,961	$101,873
(4)    INVENTORIES
Inventories at December 31, 2014 and 2013 consist of the following:

(In thousands)	2014	2013
Raw materials	$41,015	$26,012
Work-in-process	14,190	10,512
Finished goods (a)	107,431	56,998
Supplies	489	552
	$163,125	$94,074

(a)	Includes consignment inventories held by customers for $11.0 million and $5.1 million at December 31, 2014 and 2013, respectively.
(5)    PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2014 and 2013 consists of the following:

(In thousands)	2014	2013	Estimated useful lives in years
Land	$15,064	$12,866
Buildings and improvements	150,450	109,105	5-35
Manufacturing equipment	214,509	168,197	5-10
Canisters and cylinders	42,154	—	3-12
Molds	80,532	76,909	3-5
Office furniture and equipment	99,624	70,158	3-8
Construction in progress	27,185	33,021
	629,518	470,256
Less accumulated depreciation	315,949	283,816
	$313,569	$186,440
The table below sets forth the depreciation expense for the years ended December 31, 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Depreciation expense	$46,637	$29,468	$28,013
(6)    GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each of the Company's two reportable segments, Critical Materials Handling (CMH) and Electronic Materials (EM), was as follows:

(In thousands)	CMH	EM	Total
December 31, 2012	$2,209	$—	$2,209
Addition due to acquisition	10,090	—	10,090
Other, including foreign currency translation	(25)	—	(25)
December 31, 2013	12,274	—	12,274
Addition due to acquisition	35,329	296,795	332,124
Other, including foreign currency translation	(120)	(3,535)	(3,655)
December 31, 2014	$47,483	$293,260	$340,743

As of December 31, 2014, goodwill amounted to approximately $340.7 million, an increase of $328.5 million from the balance at December 31, 2013. The increase in goodwill relates to the acquisition of ATMI completed in April 2014 as described in note 2 and is provisional subject to the Company's final valuation of assets acquired and liabilities assumed. The increase was partially offset by the foreign currency translation adjustments.
Identifiable intangible assets at December 31, 2014 and 2013 consist of the following:

2014
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$1,347	$779	$568	9.8
Developed technology	199,402	78,785	120,617	6.6
Trademarks and trade names	17,152	8,883	8,269	9.8
Customer relationships	220,420	54,452	165,968	10.3
Other	16,768	3,636	13,132	6.6
	$455,089	$146,535	$308,554	8.5

2013
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$1,369	$649	$720	9.8
Developed technology	78,686	62,257	16,429	7.4
Trademarks and trade names	13,092	7,306	5,786	12.0
Customer relationships	57,617	39,146	18,471	11.0
Other	2,213	110	2,103	13.3
	$152,977	$109,468	$43,509	9.3
The table below sets forth the amortization expense for the years ended December 31, 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Amortization expense	$37,067	$9,347	$9,594
The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated to be the following at December 31, 2014:

Fiscal year ending December 31	(In thousands)
2015	$47,835
2016	45,401
2017	43,977
2018	42,725
2019	40,472
Thereafter	88,144
$308,554
7. DEBT

Long-term debt at December 31, 2014 consists of the following:

(In thousands)	December 31, 2014
Senior secured term loan facility due 2021	$406,796
Senior unsecured notes due 2022	360,000
Total long-term debt	766,796
Less current maturities of long-term debt	100,000
Long-term debt less current maturities	$666,796

Annual maturities of long-term debt contractually due as of December 31, 2014 are as follows:

Fiscal year ending	(In thousands)
2015	$26,597
2016	—
2017	—
2018	—
2019	—
Thereafter	740,199
$766,796

Under the terms of the Term Loan Facility, the Company is obligated to remit payments of approximately $26.6 million on the Term Loan Facility in 2015. However, based on management's plans and intent, the Company reflects $100 million as the current maturity of long-term debt in its consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2014, the Company made payments of $51.2 million on the Term Loan Facility, reducing the contractual principal payments otherwise due in 2015.

As described in note 2 to the consolidated financial statements, the Company issued debt with a principal amount of $820 million to supply the funding required to complete its acquisition of ATMI. Debt issuance costs of $2.3 million paid directly to lending institutions are recorded as a debt discount, while debt issuance costs of $20.7 million paid to third parties are capitalized as debt issuance costs, and reflected within other current and other noncurrent assets. These debt issuance costs are being amortized as interest expense over the term of the debt instrument using the effective-interest method for the senior secured term loan facility and senior unsecured notes, and the straight-line method for the senior secured asset-based revolving credit facility. In the year ended December 31, 2014, the Company expensed $5.8 million of the debt issuance costs, including $4.0 million for bridge financing fees paid for the availability of funding for the acquisition of ATMI. These amounts are included in interest expense in the Company's consolidated statements of operations.

Senior Secured Term Loan Facility and Security Agreement
On April 30, 2014, the Company entered into a term loan credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the Term Loan Facility), that provides senior secured financing of $460 million (which may be increased by up to $225 million in certain circumstances). Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company's interest rate is 3.5% at December 31, 2014.

In addition to paying interest on outstanding principal under the Term Loan Facility, the Company is required to pay customary agency fees.
During the year ended December 31, 2014, the Company made payments of $51.2 million on the Term Loan Facility.
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

The Term Loan Facility contains a number of negative covenants that, subject to certain exceptions, restrict the Company’s ability and each of the Company’s subsidiaries ability to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. The credit agreement governing the Term Loan Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Company is in compliance with all of the above covenants at December 31, 2014.

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

The 2022 Senior Unsecured Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to pay dividends or distributions or redeem or repurchase equity; prepay subordinated debt or make certain investments, loans, advances and acquisitions; incur or guarantee additional debt, or issue certain disqualified stock and preferred stock; create liens; engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; enter into transactions with affiliates; and create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries. The Company is in compliance with all of the above covenants at December 31, 2014.

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

Senior Secured Asset-Based Revolving Credit Facility and Security Agreement
On April 30, 2014, the Company entered into an asset-based credit agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the ABL Facility), that provides senior secured financing of $75 million (which may be increased by up to $35 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of certain percentages of various accounts and inventories and stood at $64.6 million at December 31, 2014. The ABL Facility includes borrowing capacity in the form of letters of credit up to $35 million of the facility, and up to $20 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans.

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
During the year ended December 31, 2014, the Company borrowed and repaid $37.5 million in borrowings under the ABL Facility. There is no outstanding balance under the ABL Facility at December 31, 2014.
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

The ABL Facility contains a number of negative covenants that, among other things, subject to certain exceptions, restrict the Company’s ability and the ability of each of the Company’s subsidiaries to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions.  The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Company is in compliance with all of the above covenants at December 31, 2014.

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
(8)    LEASE COMMITMENTS
As of December 31, 2014, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31	(In thousands)
2015	$10,708
2016	6,810
2017	4,596
2018	3,738
2019	948
Thereafter	292
Total minimum lease payments	$27,092
Total rental expense for all equipment and building operating leases for the years ended December 31, 2014, 2013, and 2012, were $13.3 million, $9.5 million, and $9.4 million, respectively.
9. ASSET RETIREMENT OBLIGATIONS

In connection with the acquisition of ATMI described in note 2, the Company assumed asset retirement obligations (AROs) related to environmental disposal obligations associated with cylinders used to supply customers with ATMI's products, and certain restoration obligations associated with its leased facilities. Prior to the acquisition, the Company also had AROs related certain restoration obligations associated with its leased facilities.

Changes in the carrying amounts of the Company’s AROs at December 31, 2014 are shown below:

(In thousands)
Balance at December 31, 2013	$2,167
Liabilities assumed in ATMI acquisition	7,365
Liabilities settled	(128)
Liabilities incurred	248
Accretion expense	195
Revision of estimate	103
Balance at December 31, 2014	$9,950

The ARO liability is included in the consolidated balance sheets in other accrued liabilities, and pension benefit obligations and other liabilities.

(10)    INCOME TAXES
(Loss) income before income taxes for the years ended December 31, 2014, 2013 and 2012 was derived from the following sources:

(In thousands)	2014	2013	2012
Domestic	$(118,917)	$29,066	$49,056
Foreign	105,525	67,129	50,647
(Loss) income before income tax (benefit) expense and equity in net loss (income of affiliates	$(13,392)	$96,195	$99,703
Income tax (benefit) expense for the years ended December 31, 2014, 2013, and 2012 is summarized as follows:

(In thousands)	2014	2013	2012
Current:
Federal	$1,574	$854	$5,797
State	111	772	654
Foreign	21,459	12,937	11,183
	23,144	14,563	17,634
Deferred (net of valuation allowance):
Federal	(41,484)	6,003	11,165
State	(1,545)	(650)	168
Foreign	(1,687)	1,753	1,914
	(44,716)	7,106	13,247
Income tax (benefit) expense	$(21,572)	$21,669	$30,881
Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2014, 2013, and 2012 as follows:

(In thousands)	2014	2013	2012
Expected federal income tax at statutory rate	$(4,687)	$33,668	$34,896
State income taxes before valuation allowance, net of federal tax effect	(2,115)	(357)	440
Income (losses) without tax expense (benefit)	(72)	22	(40)
Effect of foreign source income	(19,996)	(10,583)	(5,314)
Tax contingencies	1,379	1,383	1,374
Valuation allowance	2,106	445	358
Non-deductible acquisition costs	2,176	—	—
U.S. federal research credit	(2,085)	(3,233)	(790)
Other items, net	1,722	324	(43)
Income tax (benefit) expense	$(21,572)	$21,669	$30,881

As a result of commitments made by the Company related to investments in tangible property and equipment, the establishment of a research and development center in 2006 and certain employment commitments, income from certain manufacturing activities in Malaysia is exempt from tax for years up through 2015. The income tax benefits attributable to the tax status of this subsidiary are estimated to be $8 million ($0.06 cents per diluted share), $5.4 million ($0.04 cents per diluted share), and $2.4 million ($0.02 cents per diluted share) for the years ended December 31, 2014, 2013, and 2012, respectively. The 2014 effective tax rate reflects an additional benefit of $3.3 million due to a lower tax rate than the U.S.

In 2012, ATMI's Korea subsidiary made commitments to produce a certain line of products. In return for this commitment, the Company has a tax holiday on income earned on sales of these products for five years and a partial holiday for two additional years. The income tax benefit attributable to this tax holiday are $0.2 million ($0.0 cents per diluted share) for the year ended December 31, 2014. The 2014 effective tax rate reflects an additional benefit of $0.2 million due to a lower tax rate than the U.S.

The Company also made employment and spending commitments to Singapore. In return for those commitments, the Company has been granted a partial tax holiday for five years and an additional partial tax holiday for an additional two years if the requirements are met. The income tax benefits attributable to the tax status are estimated to be $1.2 million ($0.01 cents per diluted share), $0.5 million ($0.00 cents per diluted share), $0 million ($0.00 cents per diluted share) for the years ending December 31, 2014, 2013, and 2012 respectively. The 2014 effective tax rate reflects an additional benefit of $3.7 million due to a lower tax rate than the U.S.
The 2014 effective tax rate reflects a $2.6 million benefit related to foreign tax credits.

The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Deferred tax assets attributable to:
Accounts receivable	$243	$269
Inventory	5,663	2,853
Accruals not currently deductible for tax purposes	9,915	8,844
Net operating loss and credit carryforwards	12,183	3,972
Capital loss carryforward	3,088	2,779
Depreciation	10,498	1,070
Equity compensation	3,662	3,157
Asset impairments	732	732
Purchased intangible assets	—	1,439
Other, net	5,549	2,976
Gross deferred tax assets	51,533	28,091
Valuation allowance	(11,104)	(5,435)
Total deferred tax assets	40,429	22,656
Deferred tax liabilities attributable to:
Depreciation	—	(3,245)
Purchased intangible assets	(77,149)	(601)
Total deferred tax liabilities	(77,149)	(3,846)
Net deferred tax (liabilities) assets	$(36,720)	$18,810
Deferred tax assets are generally required to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
As of December 31, 2014 and 2013, the Company had a net U.S. deferred tax liability of $24.8 million and a net U.S. deferred tax asset of $16.0 million, respectively, which are composed of temporary differences and various tax credit carryforwards. Management believes that it is more likely than not that the benefit from certain state net operating loss carryforwards, state credits, and a federal capital loss carryforward will not be realized. In recognition of this risk, management has provided a valuation allowance of $10.6 million and $5.4 million as of December 31, 2014 and 2013, respectively, on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2014 will be recognized as a reduction of income tax expense.
As of December 31, 2014 and 2013, the Company had a net non-U.S. deferred tax liability of $1.4 million and a net non-U.S. deferred tax asset of $8.2 million, respectively, for which management determined based upon the available evidence a valuation allowance of $0.5 million as of December 31, 2014 was required against the non-U.S. gross deferred tax assets. For other non-U.S. jurisdictions, management is relying upon projections of future taxable income to utilize deferred tax assets.
At December 31, 2014, there were approximately $618.0 million of accumulated undistributed earnings of subsidiaries outside the United States, all of which are considered to be reinvested indefinitely. Management has considered its future cash needs and affirms its intention to indefinitely invest such earnings overseas to be utilized for working capital purposes, expansion of existing operations, possible acquisitions and other international items. No U.S. tax has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes may be partially offset by available foreign tax credits. Management has concluded that it is impracticable to compute the full actual tax impact, but it estimates that $12 million of withholding taxes would be incurred if the $618.0 million were distributed.
At December 31, 2014, the Company had state operating loss carryforwards of approximately $42.4 million, which begin to expire in 2015; foreign tax credit carryforwards of approximately $7.2 million, which begin to expire in 2019; federal research and development credit carryforwards of approximately $3.6 million, which begin to expire in 2033; and foreign operating loss carryforwards of $2.7 million, which begin to expire in 2023. The Company will need approximately $31.0 million of certain types of domestic income between 2015 and 2033 to fully utilize the credit carryforwards.
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
Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Gross unrecognized tax benefits at beginning of year	$4,277	$5,419
Increase from acquisition	2,431	—
Increases in tax positions for prior years	—	28
Decreases in tax positions for prior years	(246)	—
Increases in tax positions for current year	2,409	1,879
Settlements	(1,385)	(2,298)
Lapse in statute of limitations	(1,502)	(751)
Gross unrecognized tax benefits at end of year	$5,984	$4,277
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.3 million at December 31, 2014.
Penalties and interest paid or received are recorded in other income, net, in the consolidated statements of operations. For the years ended December 31, 2014 and 2013, the Company has accrued interest and penalties related to unrecognized tax benefits of $0.5 million and $0.8 million, respectively. Benefits of $0.4 million, $0.1 million and $0.0 million were recognized as interest and penalties in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statutes of limitations related to the consolidated Federal income tax return and state returns are closed for all years up to and including 2010 and 2010, respectively. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2008.
Due to the potential for resolution of a foreign examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $0.2 million.

(11)    EQUITY
Share Repurchase Program
On December 12, 2012, the Board of Directors authorized a repurchase program covering up to an aggregate of $50.0 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the repurchase program, which expired on February 7, 2014, the Company repurchased $15.5 million and $0.4 million shares for the years ended December 31, 2013 and 2012, respectively.
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

Subsequent to the acquisition of ATMI, the Company's Board of Directors approved the absorption of the ATMI, Inc. 2010 Stock Plan (ATMI Plan) into the Company's 2010 Stock Plan for the remainder of the term of the ATMI Plan. 5.7 million additional shares became available for grant by the Company upon absorption of the ATMI Plan.
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
General Option Information
Stock option activity for the 2010 Stock Plan and predecessor plans for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014		2013		2012
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	1,961	$8.20	2,565	$8.20	3,561	$6.53
Granted	651	11.71	553	9.88	470	9.27
Exercised	(546)	6.56	(786)	7.54	(1,293)	3.76
Expired or Forfeited	(32)	14.06	(371)	12.10	(173)	9.83
Options outstanding, end of year	2,034	$9.67	1,961	$8.20	2,565	$8.20
Options exercisable, end of year	728	$7.92	1,001	$6.92	1,828	$8.18
Options outstanding for the Company’s stock plans at December 31, 2014 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$0.00 to $9.40	842	3.0 years	$7.96	602	$7.50
$9.88 to $9.88	541	5.1 years	9.88	126	9.88
$11.71 to $11.71	651	6.1 years	11.71	—	—
	2,034	4.6 years	9.67	728	7.92
The weighted average remaining contractual term for options outstanding and exercisable for all plans at December 31, 2014 was 4.6 years and 3.1 years, respectively.
For all plans, the Company had shares available for future grants of 11.6 million shares, 6.8 million shares, and 7.7 million shares at December 31, 2014, 2013 and 2012, respectively.
For all plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $3.3 million and $1.8 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $13.21 at December 31, 2014, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $7.2 million and $3.9 million for options outstanding and options exercisable, respectively.
Employee Stock Purchase Plan
The Company maintains the Entegris, Inc. Employee Stock Purchase Plan (ESPP). A total of 4.0 million common shares are reserved for issuance under the ESPP. The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. As of December 31, 2014, 3.8 million shares had been issued under the ESPP. At December 31, 2014, 0.2 million shares remained available for issuance under the ESPP. Employees purchased 0.2 million shares, 0.2 million shares, and 0.3 million shares, at a weighted-average price of $10.57, $8.00, and $7.34 during the years ended December 31, 2014, 2013 and 2012, respectively.
The table below sets forth the amount of cash received by the Company from the exercise of stock options and employee contributions to the ESPP during the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Exercise of stock options and employee contributions to the ESPP	$3,117	$7,685	$7,431
Restricted Stock Awards
Restricted stock awards are awards of common stock made under the 2010 Stock Plan that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense for restricted stock awards is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity for the years ended December 31, 2014, 2013 and 2012 is presented in the following table:

	2014		2013		2012
(Shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	1,570	$8.98	1,802	$7.02	2,298	$5.49
Granted	834	11.59	717	9.85	744	9.21
Vested	(686)	8.32	(871)	5.67	(1,132)	5.42
Forfeited	(105)	10.14	(78)	8.66	(108)	6.22
Unvested, end of year	1,613	10.53	1,570	8.98	1,802	7.02
The weighted average remaining contractual term for unvested restricted shares at December 31, 2014 and 2013 was 2.3 years and 2.0 years, respectively.
As of December 31, 2014, the total compensation cost related to unvested stock options and restricted stock awards not yet recognized was $3.7 million and $11.8 million, respectively, and is expected to be recognized over the next 2.6 years on a weighted-average basis.
Valuation and Expense Information
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Cost of sales	$809	$690	$575
Engineering, research and development expenses	705	502	500
Selling, general and administrative expenses	7,373	6,736	8,806
Share-based compensation expense	8,887	7,928	9,881
Tax benefit	2,746	2,643	3,686
Share-based compensation expense, net of tax	$6,141	$5,285	$6,195
Stock Options
Share-based payment awards in the form of stock option awards for 0.7 million, 0.6 million and 0.5 million options were granted to employees during the years ended December 31, 2014, 2013, and 2012. Compensation expense is based on the grant date fair value. The awards vest annually over a three-year or four-year period and have a contractual term of seven years. The

Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.
The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2014, 2013 and 2012:

Employee stock options:	2014	2013	2012
Volatility	43.3%	51.7%	82.4%
Risk-free interest rate	1.1%	0.7%	0.6%
Dividend yield	—%	—%	—%
Expected life (years)	3.8	3.6	3.8
Weighted average fair value per option	$3.99	$3.80	$5.42
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
Shareholder Rights Plan On July 27, 2005, the Company’s Board of Directors adopted a shareholder rights plan (the Rights Plan) pursuant to which Entegris declared a dividend on August 8, 2005 to its shareholders of record on that date of one preferred share purchase right (a Right) for each share of Entegris common stock owned on August 8, 2005 and authorized the issuance of Rights in connection with future issuances of Entegris common stock. Each Right entitles the holder to purchase one-hundredth of a share of a series of preferred stock at an exercise price of $50, subject to adjustment as provided in the Rights Plan. The Rights Plan is designed to protect Entegris’ shareholders from attempts by others to acquire Entegris on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of the Company’s common stock until certain triggering events specified in the Rights Agreement occur, including, unless approved by the Company’s Board of Directors, an acquisition by a person or group of specified levels of beneficial ownership of Entegris common stock or a tender offer for Entegris common stock. Upon the occurrence of any of these triggering events, the Rights authorize the holders to purchase at the then-current exercise price for the Rights, that number of shares of the Company’s common stock having a value equal to twice the exercise price. The Rights are redeemable by the Company for $0.01 and will expire on August 8, 2015. One of the events which will trigger the Rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than Entegris or any of its subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of the Company’s common stock. An Acquiring Person may not exercise a Right.
(12)    BENEFIT PLANS
401(k) Plan The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches employees’ contributions to a maximum match of 4% of the employee’s eligible wages. The employer matching contribution expense under the Plan was $4.4 million, $3.2 million and $3.0 million in the fiscal years ended December 31, 2014, 2013 and 2012, respectively.
Defined Benefit Plans The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.
The tables below set forth the Company’s estimated funded status as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$9,855	$12,607
Service cost	64	98
Interest cost	111	122
Actuarial loss (gain)	336	(158)
Benefits paid	(922)	(1,072)
Foreign exchange impact	(962)	(1,742)
Benefit obligation at end of year	8,482	9,855
Change in plan assets:
Fair value of plan assets at beginning of year	384	382
Return on plan assets	9	5
Employer contributions	9	9
Foreign exchange impact	(22)	(12)
Fair value of plan assets at end of year	380	384
Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(8,102)	$(9,471)
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2014	2013
Noncurrent liability	$(8,102)	$(9,471)
Accumulated other comprehensive loss, net of taxes	1,007	857
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:

(In thousands)	2014	2013
Net actuarial loss	$1,043	$811
Prior service cost	227	259
Unrecognized transition obligation	(9)	(11)
Gross amount recognized	1,261	1,059
Deferred income taxes	(254)	(202)
Net amount recognized	$1,007	$857
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

(In thousands)	2014	2013
Projected benefit obligation	$8,482	$9,855
Accumulated benefit obligation	7,180	8,651
Fair value of plan assets	380	384
The components of the net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

(In thousands)	2014	2013	2012
Pension benefits:
Service cost	$64	$98	$89
Interest cost	111	122	163
Expected return on plan assets	(8)	(7)	(7)
Amortization of prior service cost	18	19	19
Amortization of net transition obligation	(1)	(1)	(1)
Amortization of plan loss	22	219	20
Recognized actuarial net loss	7	8	1
Acquisition	—	—	—
Curtailments	—	—	—
Net periodic pension benefit cost	$213	$458	$284
The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is as follows:

(In thousands)
Transition obligation	$(1)
Prior service cost	17
Net actuarial loss	44
$60
Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2014, 2013 and 2012 are presented in the following table as weighted-averages:

	2014	2013	2012
Benefit obligations:
Discount rate	1.13%	1.23%	1.19%
Rate of compensation increase	4.41%	4.10%	4.18%
Net periodic benefit cost:
Discount rate	1.83%	1.41%	1.80%
Rate of compensation increase	3.38%	2.01%	2.84%
Expected return on plan assets	1.35%	0.70%	1.14%
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
Plan Assets
At December 31, 2014 and 2013, the Company’s pension plan assets are deposited in Bank of Taiwan in the form of money market funds, where the Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit.
The fair value measurements of the Company’s pension plan assets at December 31, 2014, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$380	$380	—	—
	$380	$380	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
The fair value measurements of the Company’s pension plan assets at December 31, 2013, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$384	$384	—	—
	$384	$384	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
Cash Flows
The Company expects to make the following contributions and benefit payments:

(In thousands)	Contributions	Payments
2015	$9	$195
2016	—	129
2017	—	239
2018	—	264
2019	—	216
Years 2019-2023	—	2,297
(13)    FAIR VALUE MEASUREMENTS
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013.

	December 31, 2014				December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$—	$—	$—	$—	$49,988	$—	$49,988
Money market fund deposits	—	—	—	—	118,090	—	—	118,090
Short-term investments
Common stock	4,601	—	—	4,601	—	—	—	—
Total assets measured and recorded at fair value	$4,601	$—	$—	$4,601	$118,090	$49,988	$—	$168,078
Liabilities:
Foreign exchange forward contracts	$—	$1,851	$—	$1,851	$—	$514	$—	$514
Contingent consideration	$—	$—	$—	$—	$—	$—	$1,282	$1,282
Total liabilities measured and recorded at fair value	$—	$1,851	$—	$1,851	$—	$514	$1,282	$1,796

The following table provides information about derivative positions held by the Company as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
Foreign exchange forward contracts	$4,336	$2,485	$1,851	$620	$106	$514
Gains and losses associated with derivatives are recorded in other expense (income), net, in the consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments for the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Losses on foreign currency forward contracts	$1,456	$5,726
Items Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of 2014, the Company recorded a gain of $0.3 million on the sale of an equity investment that was classified within other expense (income), net in the consolidated statements of operations. The carrying value of the investment at the time of the sale was $2.3 million. The Company received cash proceeds of $2.6 million resulting in the aforementioned gain.

In the fourth quarter of 2014, the Company recorded an other-than-temporary impairment of $1.9 million related to an available-for-sale common stock investment classified in short-term investments in the consolidated balance sheet. The fair value of the investment after impairment was $4.6 million at December 31, 2014 and is classified as a Level 1 investment in the fair value hierarchy. The fair value measurement of the common stock investment was based on a quoted market price in an active market. The Company determined that it was an other-than-temporary impairment due to the significant decline in fair value compared to the acquisition cost for an extended period of time and the financial condition of the issuer.

(14)    EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing net income attributable to Entegris, Inc. by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2014	2013	2012
Basic earnings per share—Weighted common shares outstanding	139,311	138,950	137,306
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	751	668	1,106
Diluted earnings per share—Weighted common shares outstanding	140,062	139,618	138,412
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Shares excluded from calculations of diluted EPS	1,183	1,248	1,431

(15)    SEGMENT INFORMATION

In 2014 the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Under the new structure, the manager of two primary segments is accountable for results at the segment profit level and reports directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the segments, and is the chief operating decision maker. Accordingly, the Company will report its financial performance based on two reportable segments: Critical Materials Handling (CMH) and Electronic Materials (EM). The Company's two reportable segments are business divisions that provide unique products and services.

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

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, amortization of intangible assets, charges for the fair value write-up of acquired inventory sold, contingent consideration fair value adjustments, income taxes and equity in net income of affiliates.
Corporate assets consist primarily of cash and cash equivalents, short-term investments, assets held for sale, investments, deferred tax assets and deferred tax charges.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

(In thousands)	2014	2013	2012
Net sales:
CMH	$653,964	$609,826	$630,929
EM	308,105	83,633	84,974
Total net sales	$962,069	$693,459	$715,903
(In thousands)	2014	2013	2012
Segment profit:
CMH	$138,379	$128,910	$144,758
EM	90,121	20,034	21,051
Total segment profit	$228,500	$148,944	$165,809
(In thousands)	2014	2013	2012
Total assets:
CMH	$500,575	$395,291	$362,672
EM	804,889	46,831	41,348
Corporate	456,627	433,172	407,524
Total assets	$1,762,091	$875,294	$811,544

(In thousands)	2014	2013	2012
Depreciation and amortization:
CMH	$37,455	$32,797	$31,612
EM	41,671	4,238	4,358
Corporate	4,578	1,780	1,637
Total depreciation and amortization	$83,704	$38,815	$37,607
(In thousands)	2014	2013	2012
Capital expenditures:
CMH	$33,619	$49,893	$40,683
EM	19,450	6,842	5,579
Corporate	4,664	3,625	3,667
Total capital expenditures	$57,733	$60,360	$49,929

The following table reconciles total segment profit to income before income taxes and equity in net loss (income) of affiliates:

(In thousands)	2014	2013	2012
Total segment profit	$228,500	$148,944	$165,809
Less:
Charge for fair value write-up of acquired inventory sold	48,586	—	—
Amortization of intangibles	37,067	9,347	9,594
Contingent consideration fair value adjustment	(1,282)	(1,813)	—
Unallocated general and administrative expenses	122,775	47,173	56,771
Operating income	21,354	94,237	99,444
Interest expense	33,355	153	271
Interest income	(1,336)	(317)	(281)
Other expense (income), net	2,727	(1,794)	(249)
(Loss) income before income tax (benefit) expense and equity in net loss (income) of affiliates	$(13,392)	$96,195	$99,703

The following table presents amortization of intangibles for each of the Company’s segments for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Amortization of intangibles:
CMH	$10,180	$8,620	$8,772
EM	26,887	727	822
	$37,067	$9,347	$9,594

The following table summarizes total net sales, based upon the country to which sales to external customers were made for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Net sales:
United States	$239,040	$201,380	$218,903
Japan	121,452	101,529	131,521
Germany	27,867	23,240	24,437
Taiwan	230,824	128,194	126,732
Singapore	46,051	30,942	25,607
South Korea	122,328	76,353	70,763
China	66,186	36,299	31,499
Other	108,321	95,522	86,441
	$962,069	$693,459	$715,903

The following table summarizes property, plant and equipment, net, attributed to significant countries for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Property, plant and equipment:
United States	$222,125	$123,846	$86,476
Korea	32,163	4,422	4,946
Japan	22,261	24,007	27,024
Malaysia	20,607	23,801	28,398
Other	16,413	10,364	10,177
	$313,569	$186,440	$157,021

In the year ended December 31, 2014, one individual customer accounted for 13.6% of net sales, which includes sales from both of the Company's segments. In the years ended December 31, 2013 and 2012, no single customer accounted for ten percent or more of net sales.
(16)    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial statements. The Company expenses legal costs as incurred.
(17)    QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$165,804	$251,578	$273,054	$271,633
Gross profit	71,352	88,668	98,743	117,920
Net income	14,312	(14,669)	(1,068)	9,312
Basic income per share	0.10	(0.11)	(0.01)	0.07
Diluted income per share	0.10	(0.11)	(0.01)	0.07

	Fiscal quarter ended
(In thousands, except per share data)	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013
Net sales	$165,070	$177,544	$164,585	$186,260
Gross profit	67,128	77,570	70,132	79,384
Net income	16,397	19,781	17,807	20,541
Basic income per share	0.12	0.14	0.13	0.15
Diluted income per share	0.12	0.14	0.13	0.15