Form 10-Q
period 2015-03-28
ENTEGRIS INC
filed 2015-04-30
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common Stock, $0.01 par value per share	140,235,651 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2015

Cautionary Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the headings “Risks Relating to our Business and Industry”, “Additional Risks Related to Our Business”, “Risks Related to Our Indebtedness”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Securities” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.
Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 28, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$341,387	$389,699
Short-term investments	3,187	4,601
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,451 and $1,827	184,734	153,961
Inventories	166,227	163,125
Deferred tax assets, deferred tax charges and refundable income taxes	30,622	30,556
Other current assets	20,192	23,713
Total current assets	746,349	765,655
Property, plant and equipment, net of accumulated depreciation of $324,384 and $315,949	313,081	313,569
Other assets:
Goodwill	347,605	340,743
Intangible assets, net of accumulated amortization of $158,842 and $146,535	296,021	308,554
Deferred tax assets and other noncurrent tax assets	4,986	5,068
Other	24,762	28,502
Total assets	$1,732,804	$1,762,091
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$75,000	$100,000
Accounts payable	55,950	57,417
Accrued payroll and related benefits	34,251	51,164
Interest payable	14,086	5,561
Other accrued liabilities	32,125	34,826
Deferred tax liabilities and income taxes payable	16,631	13,552
Total current liabilities	228,043	262,520
Long-term debt, excluding current maturities	666,949	666,796
Pension benefit obligations and other liabilities	27,266	25,373
Deferred tax liabilities and other noncurrent tax liabilities	56,031	58,961
Commitments and contingent liabilities
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 28, 2015 and December 31, 2014	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of March 28, 2015 and December 31, 2014: 140,235,651 and 139,792,583	1,402	1,398
Additional paid-in capital	831,286	830,430
Retained deficit	(65,840)	(80,712)
Accumulated other comprehensive loss	(12,333)	(2,675)
Total equity	754,515	748,441
Total liabilities and equity	$1,732,804	$1,762,091

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	March 28, 2015	March 29, 2014
Net sales	$263,373	$165,804
Cost of sales	146,837	94,452
Gross profit	116,536	71,352
Selling, general and administrative expenses	50,890	34,787
Engineering, research and development expenses	25,800	15,690
Amortization of intangible assets	12,307	2,336
Operating income	27,539	18,539
Interest expense	9,841	29
Interest income	(213)	(223)
Other (income) expense, net	(1,733)	178
Income before income tax expense and equity in net loss of affiliates	19,644	18,555
Income tax expense	4,670	4,243
Equity in net loss of affiliates	102	—
Net income	$14,872	$14,312

Basic net income per common share	$0.11	$0.10
Diluted net income per common share	$0.11	$0.10
Weighted shares outstanding:
Basic	139,984	138,927
Diluted	140,740	139,706
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Net income	$14,872	$14,312
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(9,675)	484
Pension liability adjustments	17	22
Other comprehensive (loss) income	(9,658)	506
Comprehensive income	$5,214	$14,818
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2013	138,734	$1,387	$819,632	$(88,599)	$25,280	$(857)	$756,843
Shares issued under stock plans	434	5	(1,994)	—	—	—	(1,989)
Share-based compensation expense	—	—	1,877	—	—	—	1,877
Tax benefit associated with stock plans	—	—	244	—	—	—	244
Pension liability adjustment, net of tax	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	484	—	484
Net income	—	—	—	14,312	—	—	14,312
Balance at March 29, 2014	139,168	$1,392	$819,759	$(74,287)	$25,764	$(835)	$771,793
(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2014	139,793	$1,398	$830,430	$(80,712)	$(1,668)	$(1,007)	$748,441
Shares issued under stock plans, net of shares withheld for employee taxes	443	4	(1,537)	—	—	—	(1,533)
Share-based compensation expense	—	—	2,258	—	—	—	2,258
Tax benefit associated with stock plans	—	—	135	—	—	—	135
Pension liability adjustment, net of tax	—	—	—	—	—	17	17
Foreign currency translation	—	—	—	—	(9,675)	—	(9,675)
Net income	—	—	—	14,872		—	14,872
Balance at March 28, 2015	140,236	$1,402	$831,286	$(65,840)	$(11,343)	$(990)	$754,515
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Operating activities:
Net income	$14,872	$14,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,319	7,832
Amortization	12,307	2,336
Share-based compensation expense	2,258	1,877
Provision for deferred income taxes	(2,833)	330
Other	2,908	513
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(32,246)	(7,217)
Inventories	(7,512)	(7,545)
Accounts payable and accrued liabilities	(5,962)	(3,554)
Other current assets	3,100	827
Income taxes payable and refundable income taxes	3,241	2,012
Other	(3,584)	689
Net cash (used in) provided by operating activities	(132)	12,412
Investing activities:
Acquisition of property, plant and equipment	(20,488)	(13,780)
Proceeds from maturities of short-term investments	741	—
Other	319	395
Net cash used in investing activities	(19,428)	(13,385)
Financing activities:
Payments of long-term debt	(25,000)	—
Issuance of common stock	520	—
Taxes paid related to net share settlement of equity awards	(2,053)	(1,989)
Other	135	244
Net cash used in financing activities	(26,398)	(1,745)
Effect of exchange rate changes on cash and cash equivalents	(2,354)	(47)
Decrease in cash and cash equivalents	(48,312)	(2,765)
Cash and cash equivalents at beginning of period	389,699	384,426
Cash and cash equivalents at end of period	$341,387	$381,661

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
Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, goodwill, intangibles, accrued expenses, and income taxes and related accounts, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of March 28, 2015 and December 31, 2014, and the results of operations, comprehensive income, equity and cash flows for the three months ended March 28, 2015 and March 29, 2014.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 28, 2015 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those instruments. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $757.2 million at March 28, 2015 compared to the carrying amount of long-term debt, including current maturities, of $741.9 million.
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

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03) which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of March 28, 2015, the adoption of ASU No. 2015-03 will require the Company to reclassify $14.3 million of unamortized debt issuance costs from other current assets and other noncurrent assets to long-term debt.

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

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the ATMI acquisition:

(In thousands):
Accounts receivable and other current assets	$107,962
Inventory	114,527
Property, plant and equipment	122,702
Identifiable intangible assets	297,040
Other noncurrent assets	9,717
Current liabilities	(60,416)
Deferred tax liabilities and other noncurrent liabilities	(121,451)
Net assets acquired	470,081
Goodwill	339,309
Total purchase price, net of cash acquired	$809,390

The fair value of acquired property, plant and equipment of $122.7 million is valued at its value-in-use, unless there was a known plan to dispose of an asset, and is provisional pending the Company's completion of its valuation of certain assets, and its final review of all acquired property, plant and equipment.

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

The purchase price of ATMI exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $339.3 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.

The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the valuation of certain assets and liabilities is still being completed, or is subject to final review. In addition to property, plant and equipment, as noted above, the Company's valuation of ATMI's tax accounts is provisional pending the completion of and the Company's final review of ATMI's tax accounts . To the extent that the Company's estimates require adjustment, the Company will modify the value.
3. INVENTORIES
Inventories consist of the following:

(In thousands)	March 28, 2015	December 31, 2014
Raw materials	$40,445	$41,015
Work-in process	17,205	14,190
Finished goods(a)	108,577	107,920
Total inventories	$166,227	$163,125

(a)	Includes consignment inventories held by customers of $13.3 million and $11.0 million at March 28, 2015 and December 31, 2014, respectively.

4. GOODWILL

Goodwill activity for each period was as follows:

(In thousands)	CMH	EM	Total
December 31, 2013	$12,274	$—	$12,274
Other, including foreign currency translation	(33)	—	(33)
March 29, 2014	$12,241	$—	$12,241

(In thousands)	CMH	EM	Total
December 31, 2014	47,483	293,260	340,743
Purchase accounting adjustments	—	7,186	7,186
Other, including foreign currency translation	37	(361)	(324)
March 28, 2015	$47,520	$300,085	$347,605

As of March 28, 2015, goodwill amounted to approximately $347.6 million, an increase of $6.9 million from the balance at December 31, 2014. The increase in goodwill relates to purchase accounting adjustments related to the acquisition of ATMI completed in April 2014 as described in note 2 and is provisional subject to the Company's final valuation of assets acquired and liabilities assumed. The increase was partially offset by the foreign currency translation adjustments.

5. DEBT

Long-term debt at March 28, 2015 consists of the following:

(In thousands)	March 28, 2015
Senior secured term loan facility due 2021	$381,949
Senior unsecured notes due 2022	360,000
Total long-term debt, including current maturities	$741,949

Senior Secured Term Loan Facility and Security Agreement
On April 30, 2014, the Company entered into a term loan credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the Term Loan Facility), that provided senior secured financing of $460 million. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate, such as prime rate or LIBOR, plus an applicable margin. The Company's interest rate is 3.5% at March 28, 2015. In addition to paying interest on outstanding principal under the Term Loan Facility, the Company is required to pay customary agency fees.

During the three months ended March 28, 2015, the Company made a discretionary prepayment of $25 million on the Term Loan Facility.
The Company may voluntarily prepay outstanding loans under the Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

The Company is in compliance with all of the covenants associated with the Term Loan Facility at March 28, 2015.

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

The Company is in compliance with all of the covenants associated with the 2022 Senior Unsecured Note at March 28, 2015.

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

The Company is in compliance with of the covenants associated with the ABL Facility at March 28, 2015.
6. INCOME TAXES

Income tax expense differs from the expected amounts based on the statutory federal tax rates for the three months ended March 28, 2015 and March 29, 2014 as follows:

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Expected federal income tax expense at statutory rate	$6,875	$6,494
Effect of foreign source income	(3,021)	(2,746)
Valuation allowance	449	—
Other items, net	367	495
Income tax expense	$4,670	$4,243

The Company’s year-to-date effective tax rate was 23.8% in 2015, compared to an effective tax rate of 22.9% in 2014.
7. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Basic—weighted common shares outstanding	139,984	138,927
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	756	779
Diluted—weighted common shares and common shares equivalent outstanding	140,740	139,706
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 28, 2015 and March 29, 2014:

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Shares excluded from calculations of diluted EPS	1,416	1,509
8. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at March 28, 2015 and December 31, 2014. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	March 28, 2015				December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments
Common stock	$3,187	$—	$—	$3,187	$4,601	$—	$—	$4,601
Total assets measured and recorded at fair value	$3,187	$—	$—	$3,187	$4,601	$—	$—	$4,601
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$2,713	$—	$2,713	$—	$1,851	$—	$1,851
Total liabilities measured and recorded at fair value	$—	$2,713	$—	$2,713	$—	$1,851	$—	$1,851

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the March 28, 2015 and December 31, 2014 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	March 28, 2015			December 31, 2014
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Foreign currency contracts	$2,713	$—	$2,713	$4,336	$2,485	$1,851

(Losses) gains associated with derivatives are recorded in other (income) expense, net in the condensed consolidated statements of operations. (Losses) gains associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
(Losses) gains on foreign currency contracts	$(2,713)	$257

In the first quarter of 2015, the Company recorded an other-than-temporary impairment of $0.7 million related to an available-for-sale common stock investment classified in short-term investments in the condensed consolidated balance sheet. The fair value of the investment after impairment was $3.2 million at March 31, 2015 and is classified as a Level 1 investment in the fair value hierarchy. The fair value measurement of the common stock investment was based on a quoted market price in an active market. The Company determined that it was an other-than-temporary impairment due to the significant decline in the fair value compared to the acquisition cost for an extended period of time and the financial condition of the issuer.
9. SEGMENT REPORTING

The Company reports its financial performance based on two reportable segments: Critical Materials Handling (CMH) and Electronic Materials (EM). The manager of CMH and EM is accountable for results at the segment profit level and reports directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the product groups. The Company's two reportable segments are business divisions that provide unique products and services.

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

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Net sales
CMH	$167,468	$145,569
EM	95,905	20,235
Total net sales	$263,373	$165,804

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Segment profit
CMH	$41,341	$30,526
EM	20,222	3,704
Total segment profit	$61,563	$34,230

The following table reconciles total segment profit to income before income taxes and equity in net loss of affiliates:

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Total segment profit	$61,563	$34,230
Less:
Amortization of intangible assets	12,307	2,336
Unallocated general and administrative expenses	21,717	13,355
Operating income	27,539	18,539
Interest expense	9,841	29
Interest income	(213)	(223)
Other (income) expense, net	(1,733)	178
Income before income taxes and equity in net loss of affiliates	$19,644	$18,555

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2015 end March 28, 2015, June 27, 2015, September 26, 2015 and December 31, 2015. Unaudited information for the three months ended March 28, 2015 and March 29, 2014 and the financial position as of March 28, 2015 and December 31, 2014 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results for the Three Months Ended March 28, 2015

For the three months ended March 28, 2015, net sales increased by $97.6 million, or 59%, to $263.4 million, compared to $165.8 million for the three months ended March 29, 2014. This sales improvement was principally driven by the inclusion of sales of $87.3 million from ATMI, Inc. (ATMI), a leading supplier of high-performance materials, materials packaging and materials delivery systems, acquired April 30, 2014,

Exclusive of the effect of the ATMI sales and unfavorable foreign currency translation effects, the Company's sales increased 11%, reflecting better demand from the Company's semiconductor industry customers compared to the year-ago period when industry fab utilization rates and industry capital spending had softened.

Along with the net sales increase, the Company's gross profit rose by $45.2 million for the three months ended March 28, 2015, to $116.5 million, up from $71.4 million for the three months ended March 29, 2014. The gross profit improvement was primarily associated with the addition of ATMI sales. Accordingly, the Company experienced a 44.2% gross margin rate compared to 43.0% in the comparable year-ago period, reflecting the increase in Company sales and, on average, higher margins for ATMI products.

The Company also incurred higher selling, general and administrative (SG&A) expenses for the three months ended March 28, 2015, mainly due to the inclusion of SG&A expenses for ATMI's operations and the cost of integration activities.

The Company incurred interest expense of $9.8 million for the quarter ended March 28, 2015 compared to a nominal amount in the comparable year-ago period, the increase related to the debt outstanding issued to help fund the ATMI acquisition.

The Company reported net income of $14.9 million, or $0.11 per diluted share, for the quarter ended March 28, 2015 compared to net income of $14.3 million, or $0.10 per diluted share, a year ago.
During the three-month period ended March 28, 2015, the Company’s operating activities used cash flow of $0.1 million. Cash used for capital expenditures was $20.5 million and the Company made a debt payment of $25 million for the period. Cash and cash equivalents were $341.4 million at March 28, 2015 compared with cash and cash equivalents of $389.7 million at December 31, 2014. The Company had outstanding long-term debt of $741.9 million at March 28, 2015 and $766.8 million at December 31, 2014, respectively.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to inventory valuation, impairment of long-lived assets, goodwill, income taxes and business acquisitions. There have been no material changes in these aforementioned critical accounting policies.

Three Months Ended March 28, 2015 Compared to Three Months Ended March 29, 2014 and December 31, 2014
The following table compares operating results for the three months ended March 28, 2015 with results for the three months ended March 29, 2014 and for the three months ended December 31, 2014, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	March 28, 2015		March 29, 2014		December 31, 2014
Net sales	$263,373	100.0%	$165,804	100.0%	$271,633	100.0%
Cost of sales	146,837	55.8	94,452	57.0	153,713	56.6
Gross profit	116,536	44.2	71,352	43.0	117,920	43.4
Selling, general and administrative expenses	50,890	19.3	34,787	21.0	58,879	21.7
Engineering, research and development expenses	25,800	9.8	15,690	9.5	26,013	9.6
Amortization of intangible assets	12,307	4.7	2,336	1.4	12,213	4.5
Operating income	27,539	10.5	18,539	11.2	20,815	7.7
Interest expense	9,841	3.7	29	—	10,346	3.8
Interest income	(213)	(0.1)	(223)	(0.1)	(574)	(0.2)
Other expense (income), net	(1,733)	(0.7)	178	0.1	1,088	0.4
Income before income taxes and equity in loss of affiliates	19,644	7.5	18,555	11.2	9,955	3.7
Income tax expense	4,670	1.8	4,243	2.6	440	0.2
Equity in net loss of affiliates	102	—	—	—	203	0.1
Net income	$14,872	5.6%	$14,312	8.6%	$9,312	3.4%

Net sales For the three months ended March 28, 2015, net sales increased by $97.6 million to $263.4 million, compared to $165.8 million for the three months ended March 29, 2014. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in quarter ended March 29, 2014 (legacy Entegris only)	$165,804
Increase associated with legacy Entegris volume and pricing	18,432
Decrease associated with effect of foreign currency translation	(8,191)
Increase associated with acquisition of ATMI, Inc	87,328
Net sales in quarter ended March 28, 2015	$263,373

Exclusive of the effect of the ATMI sales and unfavorable foreign currency translation effects, the Company's sales increased 11% in 2015 when compared to 2014, reflecting better demand from the Company's semiconductor industry customers compared to the year-ago period when industry fab utilization rates and industry capital spending had softened, and an increase in sales of specialty materials products.

Sales were down 3% on a sequential basis over the fourth quarter of 2014.

The unfavorable foreign currency translation effects of $8.2 million related to the year-over-year weakening of most currencies versus the U.S. dollar, most notably the Japanese yen and Euro. On a geographic basis, total sales in the first quarter of 2015 to North America were 24%, Asia (excluding Japan) 54%, Europe 9% and Japan 12% compared to prior year first quarter sales to North America of 29%, Asia (excluding Japan) 43%, Europe 15% and Japan 14%. Sales in Asia, North America, Japan and Europe increased 102%, 33%, 40%, and 1%, respectively in the first quarter of 2014 compared to last year's first quarter, mainly due to the addition of sales from ATMI.

Gross profit Gross profit for the three months ended March 28, 2015 increased to $116.5 million, up from $71.4 million for the three months ended March 29, 2014. The increase in gross profit reflects the improvement in legacy Entegris sales and the inclusion of sales from ATMI. The Company experienced a 44.2% gross margin rate compared to 43.0% in the comparable year-ago period. The improved gross margin rates exceeded the comparable year-ago figure mainly due to the increase in Company sales levels and, on average, higher margins for ATMI products.
An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)
Gross profit in quarter ended March 29, 2014 (legacy Entegris only)	$71,352
Increase associated with ATMI, Inc. net sales	41,926
Increase associated with legacy Entegris volume and pricing	3,258
Gross profit in quarter ended March 28, 2015	$116,536
On a sequential basis, gross profit decreased by $1.4 million to $116.5 million, down from $117.9 million in the fourth quarter of 2014. The gross margin rate of 44.2% for the first quarter of 2015 compared to 43.4% in the fourth quarter of 2014.
Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $50.9 million for the three months ended March 28, 2015, up $16.1 million, or 46%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in quarter ended March 29, 2014 (legacy Entegris only)	$34,787
Increase associated with ATMI, Inc. infrastructure	11,743
Transaction-related expenses incurred in prior year	(1,281)
Integration expenditures	2,612
Other increases, net	3,029
Selling, general and administrative expenses in quarter ended March 29, 2014	$50,890
SG&A expenses associated with the ATMI, Inc. infrastructure accounted for approximately 73% of the increase. In addition, legacy Entegris incurred SG&A expenses of $2.6 million in merger-related expenses, including severance and termination costs, and other costs associated with the integration of the two operations.
On a sequential basis, SG&A expenses decreased by $8.0 million in the first quarter of 2015. The sequential SG&A expense decline includes a $6.4 million decrease in integration costs.

The Company expects SG&A costs to be higher than normal for the remainder of the first half of 2015 as integration costs and related severance and retention costs will continue during this period. The Company expects overall SG&A costs will decline to normalized levels by the third quarter of 2015. Savings associated with integration efforts, primarily resulting from the combination of corporate staff functions, are expected to be realized in 2015.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $25.8 million in the three months ended March 28, 2015 compared to $15.7 million in the year-ago period, a $10.1 million increase.

ER&D expenses recorded by ATMI and included in the Company's condensed consolidated financial statements amounted to $9.2 million, accounting for approximately 90% of the increase. The increases for the three months ended March 28, 2015 also reflect higher legacy Entegris ER&D activity levels, primarily made up of increased employee costs of $0.8 million.
On a sequential basis, ER&D expenses decreased by $0.2 million in the first quarter of 2015.

The Company’s overall ER&D efforts will continue to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.
Interest expense Interest expense was $9.8 million in the three months ended March 28, 2015 compared to nominal interest expense for the three months ended March 29, 2014. The significant increases reflect the interest associated with the borrowings made by the Company in connection with the acquisition of ATMI in 2014. Interest expense included interest on outstanding borrowings and the amortization of debt issuance costs associated with such borrowings.
Other (income) expense, net Other income, net was $1.7 million in the three months ended March 28, 2015, respectively, which was mainly due to foreign currency transaction gains of $2.4 million, offset in part by a $0.7 million loss related to the impairment and sale of an equity investment.

Other expense, net was $0.2 million in the three months ended March 29, 2014, respectively, also consisted mainly of foreign currency transaction losses.

Income tax expense The Company recorded income tax expense of $4.7 million in the three months ended March 28, 2015 compared to income tax expense of $4.2 million in the three months ended March 29, 2014. The Company’s year-to-date effective tax rate was 23.8% in 2015, compared to 22.9% in 2014. The slightly higher effective tax rate relates mainly to an increase in the Company's deferred tax assets valuation allowance.

Net income Due to the factors noted above, the Company recorded net income of $14.9 million, or $0.11 per diluted share, in the three-month period ended March 28, 2015 compared to net income of $14.3 million, or $0.10 per diluted share, in the three-month period ended March 29, 2014.

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

Adjusted EBITDA increased 86% to $55.8 million in the three-month period ended March 28, 2015, compared to $30.0 million in the three-month period ended March 29, 2014. Adjusted EBITDA, as a percent of net sales, increased to 21.2% from 18.1% in the year-ago period. Adjusted Operating Income increased 92% to $42.5 million in the three-month period ended March 28, 2015, compared to $22.2 million in the three-month period ended March 29, 2014. Adjusted Operating Income, as a percent of net sales, increased to 16.1% from 13.4% in the year-ago period. Non-GAAP Earnings Per Share increased 50% to $0.18 in the three-month period ended March 28, 2015, compared to $0.12 in the three-month period ended March 29, 2014.
Segment Analysis
The Company reports its financial performance based on two reporting segments. The following is a discussion on the results of operations of these two business segments. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s two segments.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three months ended March 28, 2015, March 29, 2014 and December 31, 2014.

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014	December 31, 2014
Critical Materials Handling
Net sales	$167,468	$145,569	$166,207
Segment profit	41,341	30,526	31,264
Electronic Materials
Net sales	$95,905	$20,235	$105,426
Segment profit	20,222	3,704	30,393
Critical Materials Handling (CMH)
For the first quarter of 2015, CMH net sales increased 15% to $167.5 million, from $145.6 million in the comparable period last year, due to the inclusion of sales of $11.6 million from ATMI and an increase in sales of specialty materials products. CMH reported a segment profit of $41.3 million in the first quarter of 2015, up 35% from $30.5 million in the year-ago period due to higher sales and a slightly favorable sales mix and a 3% decrease in operating expenses, mainly consisting of higher ER&D expenditures and costs associated with the ATMI infrastructure.

Electronic Materials (EM)
For the first quarter of 2015, EM net sales increased 374% to $95.9 million, from $20.2 million in the comparable period last year. The sales increase essentially reflects the inclusion of sales of $75.8 million from ATMI. EM reported a segment profit of $20.2 million in the first quarter of 2015 compared to a $3.7 million segment profit in the year-ago period. The increase in segment profit is primarily associated with higher sales levels reflecting the sales of ATMI products and an improved margin related to a more favorable sales mix, offset partly by costs associated with the ATMI infrastructure.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $21.7 million in the first quarter of 2015 compared to $13.4 million in the first quarter of 2014. The increase reflects unallocated general and administrative expenses of $4.8 million recorded by ATMI, accounting for approximately 60% of the increase. In addition, the Company incurred expenses of $2.6 million associated with integration of the two operations. In the first quarter of 2014, the Company incurred expenses of $1.3 million in contemplation of the ATMI merger.
Liquidity and Capital Resources
Operating activities Cash flows used in operating activities totaled $0.1 million in the three months ended March 28, 2015. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $43.0 million, mainly reflecting increases in accounts receivable and inventories, as well as a decrease in accounts payable and accrued liabilities.
Accounts receivable increased by $30.8 million during the three months ended March 28, 2015, or $32.2 million after accounting for foreign currency translation, mainly reflecting an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 64 days at March 28, 2015 compared to 52 days at the beginning of the year. The increase was primarily due to the Company's quarter closing date occurring several days prior to the end of the calendar month, the period during which receivable collections are typically heavy, particularly for the Company's Asia operations.
Inventories increased by $3.1 million during the three months ended March 28, 2015, but increased by $7.5 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The net increase reflects higher levels of work-in-process and finished goods associated with increased business activity.

Accounts payable and accrued liabilities decreased $12.6 million during the three months ended March 28, 2015, but were $6.0 million lower after accounting for foreign currency translation and payments for capital expenditures. The decrease, reflecting the payment of 2014 incentive compensation during the first quarter of 2015, was partly offset by a $8.5 million increase in accrued interest payable related to the long-term debt.

Working capital at March 28, 2015 was $518.3 million, compared to $503.1 million as of December 31, 2014, and included $341.4 million in cash and cash equivalents, compared to cash and cash equivalents of $389.7 million as of December 31, 2014.

Investing activities Cash flows used in investing activities totaled $19.4 million in the three-month period ended March 28, 2015.
Acquisition of property and equipment totaled $20.5 million, which primarily reflected investments in equipment and tooling. The Company's 2015 capital expenditure plans generally reflect more normalized capital spending levels. As of March 28, 2015, the Company had outstanding capital purchase obligations of $13.8 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. As of March 28, 2015, the Company expects its capital expenditures in 2015 to be approximately $60 million.
Financing activities Cash flows used in financing activities totaled $26.4 million during the three-month period ended March 28, 2015. This primarily reflects the Company's payment of $25 million on the senior secured term loan facility.

The Company has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to the sum of 2% plus the applicable LIBOR rate then in effect. As of March 28, 2015, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.

Through March 28, 2015, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.1 million. There were no outstanding borrowings under these lines of credit at March 28, 2015.
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
At March 28, 2015, the Company’s shareholders’ equity was $754.5 million, up nominally from $748.4 million at the beginning of the year. The increase mainly reflected net income of $14.9 million, additional paid-in capital of $2.3 million associated with the Company’s share-based compensation expense. Among other factors, these increases were partly offset by the taxes paid related to the issuance and net settlement of equity awards of $1.5 million and foreign currency translation effects of $9.7 million, the latter factor of which is mainly associated with the strengthening of the U.S. dollar versus other currencies, primarily the Malaysian ringgit and Euro.
As of March 28, 2015, the Company’s sources of available funds were its cash and cash equivalents of $341.4 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities and cash flow generated from operations. As of March 28, 2015, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $235.1 million. These amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
New Accounting Pronouncements
Recently adopted accounting pronouncements There were no recently issued accounting pronouncement adopted during the three months ended March 28, 2015.
Recently issued accounting pronouncements Refer to Note 1 to the Company's condensed consolidated financial statements for a discussion of accounting pronouncements recently issued by not yet adopted.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net loss of affiliates, (2) income tax expense, (3) interest expense (4) interest income (5) other (income) expense , net, (6) transaction-related costs(7) integration costs, (8) amortization of intangible assets and (9) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) transaction-related costs (2) integration costs, (3) loss on impairment and sale of equity investment (4) amortization of intangible assets, and (5) the tax effect of those adjustments to net income.

The transaction-related costs, deal costs and integration costs adjustments underlying Adjusted EBITDA and Non-GAAP EPS relate specifically to the ATMI acquisition.

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
Third, there is no assurance the Company will not have future restructuring activities, translation-related costs, gains or losses on sale of equity investments, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In thousands)	March 28, 2015	March 29, 2014
Net sales	$263,373	$165,804
Net income	$14,872	$14,312
Adjustments to net income
Equity in net loss of affiliates	102	—
Income tax expense	4,670	4,243
Interest expense	9,841	29
Interest income	(213)	(223)
Other (income) expense , net	(1,733)	178
GAAP – Operating income	27,539	18,539
Transaction-related costs	—	1,281
Integration costs	2,612	—
Amortization of intangible assets	12,307	2,336
Adjusted operating income	42,458	22,156
Depreciation	13,319	7,832
Adjusted EBITDA	$55,777	$29,988

Adjusted operating income – as a % of net sales	16.1%	13.4%
Adjusted EBITDA – as a % of net sales	21.2%	18.1%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended
(In thousands, except per share data)	March 28, 2015	March 29, 2014
Net income	$14,872	$14,312
Adjustments to net income
Transaction-related costs	—	1,281
Integration costs	2,612	—
Loss on impairment and sale of equity investment	673	—
Amortization of intangible assets	12,307	2,336
Tax effect of adjustments to net income	(5,018)	(1,279)
Non-GAAP net income	$25,446	$16,650

Diluted earnings per common share	$0.11	$0.10
Effect of adjustments to net income	0.08	0.02
Diluted non-GAAP earnings per common share	$0.18	$0.12

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 28, 2015, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of March 28, 2015. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of March 28, 2015, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company acquired ATMI, Inc. (ATMI) on April 30, 2014. In the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended March 28, 2015, management has excluded total assets of approximately $1.4 billion (of which $599 million represents goodwill and intangibles included within the scope of the assessment) and net sales of approximately $87 million related to ATMI that are included in the condensed consolidated financial statements of Entegris and its subsidiaries as of and for the three-month period ended March 28, 2015. Management must include ATMI in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the second quarter of 2015.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company completed the integration of the former ATMI financial system operations onto the Company’s SAP ERP platform during the quarter ended March 28, 2015. The Company continues to evaluate the associated financial reporting controls to ensure the operating effectiveness of these controls.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of March 28, 2015, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
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

ENTEGRIS, INC.

Date: April 29, 2015	/s/ Gregory B. Graves
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