Form 10-Q
period 2015-06-27
ENTEGRIS INC
filed 2015-07-31
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2015
Common Stock, $0.01 par value per share	140,554,625 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 27, 2015

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 27, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$313,742	$389,699
Short-term investments	3,062	4,601
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,479 and $1,827	177,543	153,961
Inventories	184,737	163,125
Deferred tax assets, deferred tax charges and refundable income taxes	26,538	30,556
Other current assets	21,004	23,713
Total current assets	726,626	765,655
Property, plant and equipment, net of accumulated depreciation of $335,657 and $315,949	312,863	313,569
Other assets:
Goodwill	345,453	340,743
Intangible assets, net of accumulated amortization of $170,309 and $146,535	283,675	308,554
Deferred tax assets and other noncurrent tax assets	4,484	5,068
Other	23,382	28,502
Total assets	$1,696,483	$1,762,091
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$25,000	$100,000
Accounts payable	58,103	57,417
Accrued payroll and related benefits	35,435	51,164
Interest payable	8,231	5,561
Other accrued liabilities	28,613	34,826
Deferred tax liabilities and income taxes payable	12,523	13,552
Total current liabilities	167,905	262,520
Long-term debt, excluding current maturities	667,046	666,796
Pension benefit obligations and other liabilities	24,534	25,373
Deferred tax liabilities and other noncurrent tax liabilities	59,422	58,961
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 27, 2015 and December 31, 2014	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of June 27, 2015 and December 31, 2014: 140,407,932 and 139,792,583	1,404	1,398
Additional paid-in capital	834,492	830,430
Retained deficit	(41,392)	(80,712)
Accumulated other comprehensive loss	(16,928)	(2,675)
Total equity	777,576	748,441
Total liabilities and equity	$1,696,483	$1,762,091
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$280,709	$251,578	$544,082	$417,382
Cost of sales	152,622	162,910	299,459	257,362
Gross profit	128,087	88,668	244,623	160,020
Selling, general and administrative expenses	50,270	82,347	101,160	117,134
Engineering, research and development expenses	26,542	21,581	52,342	37,271
Amortization of intangible assets	11,928	9,390	24,235	11,726
Contingent consideration fair value adjustment	—	(1,282)	—	(1,282)
Operating income (loss)	39,347	(23,368)	66,886	(4,829)
Interest expense	9,752	12,537	19,593	12,566
Interest income	(37)	(192)	(250)	(415)
Other (income) expense, net	(1,109)	1,351	(2,842)	1,529
Income (loss) before income tax expense and equity in net loss of affiliates	30,741	(37,064)	50,385	(18,509)
Income tax expense (benefit)	6,245	(22,445)	10,915	(18,202)
Equity in net loss of affiliates	48	50	150	50
Net income (loss)	$24,448	$(14,669)	$39,320	$(357)

Basic net income (loss) per common share	$0.17	$(0.11)	$0.28	$—
Diluted net income (loss) per common share	$0.17	$(0.11)	$0.28	$—
Weighted shares outstanding:
Basic	140,307	139,238	140,146	139,083
Diluted	140,993	139,238	140,866	139,083
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$24,448	$(14,669)	$39,320	$(357)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(5,279)	5,346	(14,954)	5,830
Available for sale securities, unrealized gain (loss), net of tax benefit of $0 and $367 for three months ended June 27, 2015 and June 28, 2014, respectively, and $0 and $367 for six months ended June 27, 2015 and June 28, 2014	684	(644)	684	(644)
Pension liability adjustments	—	(3)	17	19
Other comprehensive (loss) income	(4,595)	4,699	(14,253)	5,205
Comprehensive income (loss)	$19,853	$(9,970)	$25,067	$4,848
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Available-for-sale investments - Change in net unrealized losses	Defined benefit pension adjustments	Total
Balance at December 31, 2013	138,734	$1,387	$819,632	$(88,599)	$25,280	$—	$(857)	$756,843
Shares issued under stock plans	595	6	(1,536)	—	—	—	—	(1,530)
Share-based compensation expense	—	—	4,155	—	—	—	—	4,155
Tax benefit associated with stock plans	—	—	837	—	—	—	—	837
Pension liability adjustment, net of tax	—	—	—	—	—	—	19	19
Available-for-sale investments, change in net unrealized losses, net of tax	—	—	—	—	—	(644)	—	(644)
Foreign currency translation	—	—	—	—	5,830	—	—	5,830
Net loss	—	—	—	(357)	—	—	—	(357)
Balance at June 28, 2014	139,329	$1,393	$823,088	$(88,956)	$31,110	$(644)	$(838)	$765,153
(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Available-for-sale investments - Change in net unrealized gains	Defined benefit pension adjustments	Total
Balance at December 31, 2014	139,793	$1,398	$830,430	$(80,712)	$(1,668)	$—	$(1,007)	$748,441
Shares issued under stock plans, net of shares withheld for employee taxes	615	6	(1,435)	—	—	—	—	(1,429)
Share-based compensation expense	—	—	5,145	—	—	—	—	5,145
Tax benefit associated with stock plans	—	—	352	—	—	—	—	352
Pension liability adjustment, net of tax	—	—	—	—	—	—	17	17
Available-for-sale investments, change in net unrealized gains, net of tax	—	—	—	—	—	684	—	684
Foreign currency translation	—	—	—	—	(14,954)	—	—	(14,954)
Net income	—	—	—	39,320		—	—	39,320
Balance at June 27, 2015	140,408	$1,404	$834,492	$(41,392)	$(16,622)	$684	$(990)	$777,576
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	June 27, 2015	June 28, 2014
Operating activities:
Net income (loss)	$39,320	$(357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,724	18,875
Amortization	24,235	11,726
Share-based compensation expense	5,145	4,155
Charge for fair value write-up of acquired inventory sold	—	24,293
Provision for deferred income taxes	3,035	(25,467)
Other	5,498	4,907
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(28,594)	(24,269)
Inventories	(28,500)	(7,003)
Accounts payable and accrued liabilities	(9,126)	12,599
Other current assets	4,449	253
Income taxes payable and refundable income taxes	(364)	1,500
Other	(5,708)	2,257
Net cash provided by operating activities	36,114	23,469
Investing activities:
Acquisition of business, net of cash acquired	—	(808,940)
Acquisition of property, plant and equipment	(34,230)	(28,945)
Proceeds from sale and maturities of short-term investments	1,607	5,911
Payments for non-compete agreements	—	(7,517)
Other	318	398
Net cash used in investing activities	(32,305)	(839,093)
Financing activities:
Proceeds from long-term debt	—	855,200
Payments of long-term debt	(75,000)	(37,500)
Issuance of common stock	974	503
Taxes paid related to net share settlement of equity awards	(2,403)	(2,033)
Payments for debt issue costs	—	(20,747)
Other	352	829
Net cash (used in) provided by financing activities	(76,077)	796,252
Effect of exchange rate changes on cash and cash equivalents	(3,689)	1,929
Decrease in cash and cash equivalents	(75,957)	(17,443)
Cash and cash equivalents at beginning of period	389,699	384,426
Cash and cash equivalents at end of period	$313,742	$366,983

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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of June 27, 2015 and December 31, 2014, the results of operations and comprehensive income (loss) for the three and six months ended June 27, 2015 and June 28, 2014, and the equity and cash flows for the six months ended June 27, 2015 and June 28, 2014.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 27, 2015 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $704.2 million at June 27, 2015 compared to the carrying amount of long-term debt, including current maturities, of $692.0 million.
Recent Accounting Pronouncements In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)(ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective beginning January 1, 2018. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03) which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of June 27, 2015, the adoption of ASU No. 2015-03 will require the Company to reclassify $13.7 million of unamortized debt issuance costs from other current assets and other noncurrent assets to long-term debt.
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

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the ATMI acquisition:

(In thousands):
Accounts receivable and other current assets	$109,742
Inventory	114,200
Property, plant and equipment	124,025
Identifiable intangible assets	297,040
Other noncurrent assets	8,954
Current liabilities	(60,831)
Deferred tax liabilities and other noncurrent liabilities	(121,519)
Net assets acquired	471,611
Goodwill	337,779
Total purchase price, net of cash acquired	$809,390

The fair value of acquired property, plant and equipment of $124.0 million is valued at its value-in-use, unless there was a known plan to dispose of an asset.

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

The purchase price of ATMI exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $337.8 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.

The final valuation of assets acquired and liabilities assumed was completed in the second quarter of 2015.
3. INVENTORIES
Inventories consist of the following:

(In thousands)	June 27, 2015	December 31, 2014
Raw materials	$48,127	$41,015
Work-in process	18,042	14,190
Finished goods(a)	118,568	107,920
Total inventories	$184,737	$163,125

(a)	Includes consignment inventories held by customers of $14.9 million and $11.0 million at June 27, 2015 and December 31, 2014, respectively.

4. GOODWILL

Goodwill activity for each period was as follows:

(In thousands)	CMH	EM	Total
December 31, 2013	$12,274	$—	$12,274
Additions due to acquisitions	35,329	280,773	316,102
Other, including foreign currency translation	7	48	55
June 28, 2014	$47,610	$280,821	$328,431

(In thousands)	CMH	EM	Total
December 31, 2014	$47,483	$293,260	$340,743
Purchase accounting adjustments	—	5,656	5,656
Other, including foreign currency translation	54	(1,000)	(946)
June 27, 2015	$47,537	$297,916	$345,453

As of June 27, 2015, goodwill amounted to approximately $345.5 million, an increase of $4.7 million from the balance at December 31, 2014. The increase in goodwill relates to purchase accounting adjustments related to the acquisition of ATMI completed in April 2014. The final valuation of assets acquired and liabilities was completed in the second quarter of 2015. The increase was partially offset by the foreign currency translation adjustments.

5. DEBT

Long-term debt at June 27, 2015 and December 31, 2014 consists of the following:

(In thousands)	June 27, 2015	December 31, 2014
Senior secured term loan facility due 2021	$332,046	$406,796
Senior unsecured notes due 2022	360,000	360,000
Senior secured asset-based revolving credit facility	—	—
Total long-term debt, including current maturities	$692,046	$766,796

Senior Secured Term Loan Facility and Security Agreement
On April 30, 2014, the Company entered into a term loan credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the Term Loan Facility), that provided senior secured financing of $460 million. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate, such as prime rate or LIBOR, plus an applicable margin. The Company's interest rate is 3.5% at June 27, 2015. In addition to paying interest on outstanding principal under the Term Loan Facility, the Company is required to pay customary agency fees.
During the six months ended June 27, 2015, the Company made discretionary prepayments totaling $75 million on the Term Loan Facility.

The Company may voluntarily prepay outstanding loans under the Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

The Company is in compliance with all of the covenants associated with the Term Loan Facility at June 27, 2015.

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

The Company is in compliance with all of the covenants associated with the 2022 Senior Unsecured Note at June 27, 2015.

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

The Company is in compliance with of the covenants associated with the ABL Facility at June 27, 2015.
6. INCOME TAXES

Income tax expense differs from the expected amounts based on the statutory federal tax rates for the three and six months ended June 27, 2015 and June 28, 2014 as follows:

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Expected federal income tax expense at statutory rate	$10,760	$(12,972)	$17,635	$(6,478)
Effect of foreign source income	(5,254)	(7,766)	(8,275)	(9,498)
Effect of foreign dividend	—	(3,722)	—	(4,736)
Valuation allowance	585	—	1,034	—
Nondeductible acquisition costs	—	1,856	—	1,856
Other items, net	154	159	521	654
Income tax expense (benefit)	$6,245	$(22,445)	$10,915	$(18,202)

The Company’s year-to-date effective tax rate was 21.7% in 2015, compared to an effective tax rate of 98.3% in 2014. This variance reflects a greater concentration in the Company's geographic composition of income toward jurisdictions with lower tax rates, nondeductibility of certain acquisition-related expenditures incurred in connection with the ATMI acquisition and the benefit of a foreign dividend in 2014 when compared to 2015.
7. EARNINGS (LOSS) PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per common share (EPS):

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Basic—weighted common shares outstanding	140,307	139,238	140,146	139,083
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	686	—	720	—
Diluted—weighted common shares and common shares equivalent outstanding	140,993	139,238	140,866	139,083
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 27, 2015 and June 28, 2014:

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Shares excluded from calculations of diluted EPS	1,005	1,905	945	2,095
8. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at June 27, 2015 and December 31, 2014. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	June 27, 2015				December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments
Common stock	$3,062	$—	$—	$3,062	$4,601	$—	$—	$4,601
Other current assets
Foreign currency contracts(a)	$—	$391	$—	$391	$—	$—	$—	$—
Total assets measured and recorded at fair value	$3,062	$391	$—	$3,453	$4,601	$—	$—	$4,601
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$1,851	$—	$1,851
Total liabilities measured and recorded at fair value	$—	$—	$—	$—	$—	$1,851	$—	$1,851

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the June 27, 2015 and December 31, 2014 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	June 27, 2015			December 31, 2014
(In thousands)	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Foreign currency contracts	$948	$557	$391	$4,336	$2,485	$1,851

Gains (losses) associated with derivatives are recorded in other (income) expense, net in the condensed consolidated statements of operations. Gains (losses) associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Gains (losses) on foreign currency contracts	$391	$(693)	$(2,322)	$(437)

In the first quarter of 2015, the Company recorded an other-than-temporary impairment of $0.5 million related to an available-for-sale common stock investment classified in short-term investments in its condensed consolidated balance sheet. The Company determined that it was an other-than-temporary impairment due to the significant decline in the fair value compared to the acquisition cost for an extended period of time and the financial condition of the issuer.
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

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales
CMH	$174,253	$176,820	$341,721	$322,389
EM	106,456	74,758	202,361	94,993
Total net sales	$280,709	$251,578	$544,082	$417,382

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Segment profit
CMH	$43,732	$41,069	$85,073	$71,595
EM	28,559	22,708	48,781	26,412
Total segment profit	$72,291	$63,777	$133,854	$98,007
The following table reconciles total segment profit to income before income taxes and equity in net loss of affiliates:

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Total segment profit	$72,291	$63,777	$133,854	$98,007
Less:
Charge for fair value write-up of acquired inventory sold	—	24,293	—	24,293
Amortization of intangible assets	11,928	9,390	24,235	11,726
Contingent consideration fair value adjustment	—	(1,282)	—	(1,282)
Unallocated general and administrative expenses	21,016	54,744	42,733	68,099
Operating income (loss)	39,347	(23,368)	66,886	(4,829)
Interest expense	9,752	12,537	19,593	12,566
Interest income	(37)	(192)	(250)	(415)
Other (income) expense, net	(1,109)	1,351	(2,842)	1,529
Income (loss) before income taxes and equity in net loss of affiliates	$30,741	$(37,064)	$50,385	$(18,509)

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

Entegris is a worldwide developer, manufacturer and supplier of yield-enhancing materials and solutions for advanced manufacturing processes in the semiconductor and other high-technology industries. Our products and materials are used to manufacture semiconductors, micro-electromechanical systems or MEMS, flat panel displays, light emitting diodes or “LEDs”, high-purity chemicals, such as photoresists, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.

We offer a diverse product portfolio that includes approximately 19,000 standard and customized products which include both unit driven and capital expense driven products. As a result of the acquisition of ATMI on April 30, 2014, unit-driven products now comprise approximately 80% of our combined sales, with the balance being capital driven products. Our unit-driven products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Our unit-driven product class includes membrane-based liquid filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products, implant gas storage and delivery systems, copper electroplating materials, advanced precursor materials for thin film deposition and photoresist strip and post chemical mechanical planarization (CMP) or CMP cleaning materials and consumable graphite and silicon carbide components. Capital expense driven products, which generally have a lifetime of 18 months or more, rely on the expansion of manufacturing capacity to drive growth and include our fluid management components, systems and subsystems that transfer, monitor, and control process liquids used in the semiconductor manufacturing processes, gas filtration and purification components, systems and subsystems that remove contaminants at equipment and factory level for manufacturing, our process carriers that protect the integrity of in-process wafers and graphite, silicon carbide and specialty coated components for manufacturing equipment.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2015 end March 28, 2015, June 27, 2015, September 26, 2015 and December 31, 2015. Unaudited information for the three and six months ended June 27, 2015 and June 28, 2014 and the financial position as of June 27, 2015 and December 31, 2014 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results for the Three and Six Months Ended June 27, 2015

For the three months ended June 27, 2015, net sales increased by $29.1 million, or 12%, to $280.7 million, compared to $251.6 million for the three months ended June 28, 2014. The Company's sales increased mainly due to the inclusion of incremental sales of $33.0 million from ATMI, Inc. (ATMI), which was acquired April 30, 2014, reflecting a full quarter's sales compared to two months' sales in the year-ago quarter. Exclusive of the effect of the incremental month of ATMI sales and unfavorable foreign currency translation effects of $9.8 million, the Company's sales increased 2%, reflecting flat demand from the Company's semiconductor industry customers compared to the year-ago period, and an increase in sales of specialty materials products.

Along with the net sales increase, the Company's gross profit rose by $39.4 million for the three months ended June 27, 2015, to $128.1 million, up from $88.7 million for the three months ended June 28, 2014. The Company experienced a 45.6% gross margin rate for the three months ended June 27, 2015 compared to 35.2% in the comparable year-ago period. The gross profit and gross margin improvements were primarily associated with the $24.3 million charge for fair value write-up of acquired ATMI inventory sold during the second quarter of 2014. Excluding that charge, the Company's gross margin for the year-ago quarter was 44.9%. The Company's gross profit also improved due to the incremental ATMI sales noted above.

The Company's selling, general and administrative (SG&A) expenses decreased by $32.1 million for the three months ended June 27, 2015 compared to the year-ago quarter, mainly due to the absence of significant merger-related expenses related to the April 30, 2014 ATMI acquisition. In addition, the cost of integration activities was lower for the three months ended June 27, 2015 compared to a year earlier, offset in part by the inclusion of SG&A expenses for ATMI's operations for a full quarter compared to two months a year ago.

The Company incurred interest expense of $9.8 million for the quarter ended June 27, 2015 compared to $12.5 million in the three-month period ended June 28, 2014. The decrease reflects the absence of bridge financing costs of $4.0 million incurred in the second quarter of 2014 in connection with the ATMI acquisition. This amount was offset in part by an additional month's interest expense on outstanding borrowings.

As a result, the Company reported net income of $24.4 million, or $0.17 per diluted share, for the quarter ended June 27, 2015 compared to a net loss $14.7 million, or $0.11 per diluted share, a year ago.
Net sales for the six months ended June 27, 2015 were $544.1 million, up 30% from $417.4 million in the comparable year-ago period, principally driven by the inclusion of incremental ATMI sales of $120.3 million. Exclusive of the ATMI sales, the Company's sales grew 6%, reflecting the slightly better demand from the Company's semiconductor industry customers noted above. Gross profit, operating expenses, interest and tax expense for the six months ended June 28, 2014 were also affected by the ATMI-related items noted above. As a result, the Company reported net income of $39.3 million, or $0.28 per diluted share, for the six months ended June 27, 2015 compared to net loss of $0.4 million, or $0.00 per diluted share, in the comparable year-ago period.
Sales were up 7% on a sequential basis over the first quarter of 2015. Exclusive of a nominal favorable foreign currency translation effect, the Company's sales increased 6%. Sequentially, overall demand from the Company's semiconductor industry customers improved, reflecting higher industry fab utilization rates and higher industry capital spending.
The Company’s reportable segments' net sales and operating results for the three-month and six-month periods are described in detail below.

During the six-month period ended June 27, 2015, the Company’s operating activities used cash flow of $36.1 million. Cash used for capital expenditures was $34.2 million and the Company made debt payments of $75.0 million for the period. Cash and cash equivalents were $313.7 million at June 27, 2015 compared with cash and cash equivalents of $389.7 million at December 31, 2014. The Company had outstanding long-term debt of $692.0 million at June 27, 2015 and $766.8 million at December 31, 2014, respectively.

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

Three and Six Months Ended June 27, 2015 Compared to Three and Six Months Ended June 28, 2014 and March 28, 2015
The following table compares operating results for the three and six months ended June 27, 2015 with results for the three and six months ended June 28, 2014 and for the three months ended March 28, 2015, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Six months ended
(Dollars in thousands)	June 27, 2015		June 28, 2014		March 28, 2015		June 27, 2015		June 28, 2014
Net sales	$280,709	100.0%	$251,578	100.0%	$263,373	100.0%	$544,082	100.0%	$417,382	100.0%
Cost of sales	152,622	54.4	162,910	64.8	146,837	55.8	299,459	55.0	257,362	61.7
Gross profit	128,087	45.6	88,668	35.2	116,536	44.2	244,623	45.0	160,020	38.3
Selling, general and administrative expenses	50,270	17.9	82,347	32.7	50,890	19.3	101,160	18.6	117,134	28.1
Engineering, research and development expenses	26,542	9.5	21,581	8.6	25,800	9.8	52,342	9.6	37,271	8.9
Amortization of intangible assets	11,928	4.2	9,390	3.7	12,307	4.7	24,235	4.5	11,726	2.8
Contingent consideration fair value adjustment	—	—	(1,282)	(0.5)	—	—	—	—	(1,282)	(0.3)
Operating income (loss)	39,347	14.0	(23,368)	(9.3)	27,539	10.5	66,886	12.3	(4,829)	(1.2)
Interest expense	9,752	3.5	12,537	5.0	9,841	3.7	19,593	3.6	12,566	3.0
Interest income	(37)	—	(192)	(0.1)	(213)	(0.1)	(250)	—	(415)	(0.1)
Other (income) expense, net	(1,109)	(0.4)	1,351	0.5	(1,733)	(0.7)	(2,842)	(0.5)	1,529	0.4
Income (loss) before income taxes and equity in loss of affiliates	30,741	11.0	(37,064)	(14.7)	19,644	7.5	50,385	9.3	(18,509)	(4.4)
Income tax expense (benefit)	6,245	2.2	(22,445)	(8.9)	4,670	1.8	10,915	2.0	(18,202)	(4.4)
Equity in net loss of affiliates	48	—	50	—	102	—	150	—	50	—
Net income (loss)	$24,448	8.7%	$(14,669)	(5.8)%	$14,872	5.6%	$39,320	7.2%	$(357)	(0.1)%

Net sales For the three months ended June 27, 2015, net sales increased by $29.1 million to $280.7 million, compared to $251.6 million for the three months ended June 28, 2014. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended June 28, 2014	$251,578
Growth associated with volume and pricing	5,919
Decrease associated with effect of foreign currency translation	(9,802)
Incremental sales associated with acquisition of ATMI, Inc	33,014
Net sales in the quarter ended June 27 2015	$280,709

The inclusion of incremental ATMI sales is the key factor underlying the increase. Partly offsetting this is an unfavorable foreign currency translation effects of $9.8 million related to the year-over-year weakening of most currencies versus the U.S. dollar, most notably the Japanese yen, Korean won and Euro. Exclusive of the effect of the ATMI sales and unfavorable foreign currency translation effects, the Company's sales increased 2% in 2015 when compared to 2014, reflecting flat demand from the Company's semiconductor industry customers compared to the year-ago period, and an increase in sales of specialty materials products.

On a geographic basis, total sales in the second quarter of 2015 to North America were 25%, Asia (excluding Japan) 54%, Europe 9% and Japan 12% compared to prior year second quarter sales to North America of 25%, Asia (excluding Japan) 52%, Europe 12% and

Japan 12%. Sales in Asia, North America, Japan and Europe increased 17%, 12%, 16%, and (13)%, respectively in the second quarter of 2015 compared to last year's second quarter, mainly due to the addition of sales from ATMI.
Net sales for the six months ended June 27, 2015 were $544.1 million, up 30% from $417.4 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the six months ended June 28, 2014	417,382
Organic growth associated with volume and pricing	24,351
Decrease associated with effect of foreign currency translation	(17,993)
Incremental sales associated with acquisition of ATMI, Inc	120,342
Net sales in the six months ended June 27, 2015	$544,082

The inclusion of incremental ATMI sales is the key factor underlying the increase. Partly offsetting this is an unfavorable foreign currency translation effects of $18.0 million related to the year-over-year weakening of most currencies versus the U.S. dollar, most notably the Japanese yen and Euro. Exclusive of those factors, the Company's sales grew 6%, reflecting the strong demand from device makers and improved wafer starts noted above.

Sales were up 7% on a sequential basis over the first quarter of 2015. Exclusive of a nominal favorable foreign currency translation effect, the Company's sales increased 6%. Sequentially, overall demand from the Company's semiconductor industry customers improved, reflecting higher industry fab utilization rates and higher industry capital spending.

Gross profit Gross profit for the three months ended June 27, 2015 increased to $128.1 million, up from $88.7 million for the three months ended June 28, 2014. An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)
Gross profit in the quarter ended June 28, 2014	$88,668
Increase associated with incremental ATMI net sales	17,928
Charge for fair value mark-up of inventory sold in 2014	24,293
Other	(2,802)
Gross profit in the quarter ended June 27, 2015	$128,087

The Company experienced a 45.6% gross margin rate for the three months ended June 27, 2015 compared to 35.2% in the comparable year-ago period. The gross profit and gross margin improvements primarily reflect the inclusion of one additional month of sales from ATMI and the absence of the incremental cost of sales charges of $24.3 million recorded in the second quarter of 2014 associated with the sale of inventory acquired in the acquisition with ATMI. Excluding the latter item, the Company's gross margin for the year-ago quarter was 44.9%.

Gross profit for the six months ended June 27, 2015 increased to $244.6 million, up from $160.0 million for the six months ended June 28, 2014. An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)
Gross profit in the six months ended June 28, 2014	$160,020
Increase associated with incremental ATMI net sales	59,854
Charge for fair value mark-up of inventory sold in 2014	24,293
Other	456
Gross profit in the six months ended June 27, 2015	$244,623

The Company experienced a 45.0% gross margin rate for the six months ended June 27, 2015 compared to 38.3% in the comparable year-ago period. The gross profit and gross margin improvements primarily reflect the inclusion of four additional months of sales from ATMI and the absence of the incremental cost of sales charges of $24.3 million recorded in the second quarter of 2014 associated with the sale of inventory acquired in the acquisition with ATMI. Excluding the latter item, the Company's gross margin for the year-ago quarter was 44.2%.

On a sequential basis, gross profit decreased by $11.6 million to $128.1 million, up from $116.5 million in the first quarter of 2015. The gross margin rate of 45.6% for the second quarter of 2015 compared to 44.2% in the first quarter of 2015. The gross profit increase relates primarily to the Company's improvement in net sales and favorable sales mix.
Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $50.3 million for the three months ended June 27, 2015, down $32.1 million, or 39%, from the comparable three-month period a year earlier. An analysis of the factors underlying the decrease in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended June 28, 2014	$82,347
Increase associated with ATMI, Inc. infrastructure	3,640
Transaction-related costs incurred in prior year	(26,806)
Deal costs incurred in prior year	(7,844)
Decrease in integration costs	(1,101)
Other increases, net	34
Selling, general and administrative expenses in the quarter ended June 27, 2015	$50,270
SG&A expenses decreased 14% to $101.2 million in the first six months of 2015 compared to $117.1 million in the year-ago period, a reduction of $16.0 million. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the six months ended June 28, 2014	$117,134
Increase associated with ATMI, Inc. infrastructure	15,383
Transaction-related costs incurred in prior year	(26,806)
Deal costs incurred in prior year	(9,125)
Increase in integration costs	1,511
Other increases, net	3,063
Selling, general and administrative expenses in the six months ended June 27, 2015	$101,160

On a sequential basis, SG&A expenses decreased by $0.6 million in the second quarter of 2015. The Company expects overall SG&A costs will reach normalized levels beginning in the third quarter of 2015 as savings associated with integration efforts, primarily resulting from the combination of corporate staff functions, are expected to be realized.

Engineering, research and development expenses Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $26.5 million in the three months ended June 27, 2015 compared to $21.6 million in the year-ago period, a $5.0 million increase.

Incremental ER&D expenses recorded by ATMI, reflecting a full quarter's expenses compared to two months' in the year-ago quarter, included in the Company's condensed consolidated financial statements amounted to $3.5 million, accounting for approximately 70% of the increase. The remainder of the increase for the three months ended June 27, 2015 reflects higher ER&D activity levels, primarily made up of increased legacy Entegris employee costs of $1.0 million. On a sequential basis, ER&D expenses decreased nominally in the second quarter of 2015.

ER&D expenses increased 40% to $52.3 million in the first six months of 2015 compared to $37.3 million in the year ago period, primarily due to the addition of $12.7 million incremental ER&D expenses from ATMI, accounting for approximately 84% of the increase. The remainder of the increase for the six months ended June 27, 2015 reflects higher ER&D activity levels.

The Company’s overall ER&D efforts will continue to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.
Interest expense Interest expense includes interest associated with debt outstanding issued to help fund the acquisition of ATMI in 2014, the amortization of debt issuance costs associated with such borrowings, and bridge financing costs of $4.0 million, which were recorded in the second quarter of 2014.
Interest expense was $9.8 million in the three months ended June 27, 2015 compared to $12.5 million in the three-month period ended June 28, 2014. The decrease reflects the absence of bridge financing costs of $4.0 million incurred in the second quarter of 2014 in connection with the ATMI acquisition. This amount was offset in part by an additional month's interest expense on outstanding borrowings.

The Company incurred interest expense of $19.6 million for the six-month period ended June 27, 2015 compared to $12.6 million in the six-month period ended June 28, 2014. The increase reflects six months' interest in 2015 compared to two months' interest in 2014, offset in part by the absence of the aforementioned second quarter 2014 bridge financing costs
Other (income) expense, net Other income, net was $1.1 million and $2.8 million in the three and six months ended June 27, 2015, respectively. Other income, net included foreign currency transaction gains of $1.0 million and $3.4 million for the three-month and six-month periods, respectively. Partly offsetting the the six-month figure was a $0.6 million loss related to the impairment and sale of an equity investment.
Other expense, net was $1.4 million and $1.5 million in the three-month and six-month periods ended June 28, 2014, respectively, which was mainly due to foreign currency transaction losses.

Income tax expense (benefit) The Company recorded income tax expense of $6.2 million and $10.9 million, respectively, in the three and six months ended June 27, 2015 compared to income tax benefit of $22.4 million and $18.2 million, respectively, in the three and six months ended June 28, 2014. The Company’s year-to-date effective tax rate was 21.7% in 2015, compared to 98.3% in 2014. The tax rate in 2014 reflects the Company's geographic composition of income toward jurisdictions with lower tax rates, the nondeductibility of certain acquisition-related expenditures and the benefit of a foreign dividend.

Net income Due to the factors noted above, the Company recorded net income of $24.4 million, or $0.17 per diluted share, in the three-month period ended June 27, 2015 compared to a net loss of $14.7 million, or $0.11 per diluted share, in the three-month period ended June 28, 2014. In the six-month period ended June 27, 2015, the Company recorded net income of $39.3 million, or $0.28 per diluted share, compared to a net loss of $0.4 million, or $0.00 per diluted share, in the three-month period ended June 28, 2014.

The net losses and diluted losses per share for the 2014 three-month and six-month periods mainly reflect the effect of the significant costs associated with the ATMI acquisition described in greater detail above.

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

Adjusted EBITDA increased 15% to $67.1 million in the three-month period ended June 27, 2015, compared to $58.2 million in the three-month period ended June 28, 2014. Adjusted EBITDA, as a percent of net sales, increased to 23.9% from 23.1% in the year-ago period. Adjusted Operating Income increased 14% to $53.7 million in the three-month period ended June 27, 2015, compared to $47.2 million in the three-month period ended June 28, 2014. Adjusted Operating Income, as a percent of net sales, increased to 19.1% from 18.8% in the year-ago period. Non-GAAP Earnings Per Share increased 20% to $0.24 in the three-month period ended June 27, 2015, compared to $0.20 in the three-month period ended June 28, 2014.

Adjusted EBITDA increased 39% to $122.9 million in the six-month period ended June 27, 2015, compared to $88.2 million in the six-month period ended June 28, 2014. Adjusted EBITDA, as a percent of net sales, increased to 22.6% from 21.1% in the year-ago period. Adjusted Operating Income increased 39% to $96.1 million in the six-month period ended June 27, 2015, compared to $69.3 million in the six-month period ended June 28, 2014. Adjusted Operating Income, as a percent of net sales, increased to 17.7% from 16.6% in the year-ago period. Non-GAAP Earnings Per Share increased 31% to $0.42 in the six-month period ended June 27, 2015, compared to $0.32 in the six-month period ended June 28, 2014.
Segment Analysis
The Company reports its financial performance based on two reporting segments. The following is a discussion on the results of operations of these two business segments. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s two segments.

The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three months ended June 27, 2015, June 28, 2014 and March 28, 2015, and for the six months ended June 27, 2015 and June 28, 2014.

	Three months ended			Six months ended
(In thousands)	June 27, 2015	June 28, 2014	March 28, 2015	June 27, 2015	June 28, 2014
Critical Materials Handling
Net sales	$174,253	$176,820	$167,468	$341,721	$322,389
Segment profit	43,732	41,069	41,341	85,073	71,595
Electronic Materials
Net sales	$106,456	$74,758	$95,905	$202,361	$94,993
Segment profit	28,559	22,708	20,222	48,781	26,412
Critical Materials Handling (CMH)
For the second quarter of 2015, CMH net sales decreased 1% to $174.3 million, from $176.8 million in the comparable period last year. The inclusion of incremental sales of $3.5 million from ATMI and an increase in sales of specialty materials products nearly offset reductions in the sales of fluid management, liquid microcontamination control and 300mm transport module products, and unfavorable foreign currency translation effects. Despite the slightly lower sales, CMH reported a segment profit of $43.7 million in the second quarter of 2015, up 6% from $41.1 million in the year-ago period due to a favorable sales mix.

For the six months ended June 27, 2015, CMH net sales increased 6% to $341.7 million, from $322.4 million in the comparable period last year. This increase reflects the inclusion of incremental sales of $15.1 million from ATMI and an increase in sales of specialty materials products. These factors were partly offset by reductions in the sales of fluid management and liquid microcontamination control, and unfavorable foreign currency translation effects. CMH reported a segment profit of $85.1 million in the six months ended June 27, 2015, up 19% from $71.6 million in the year-ago period also due to higher sales and a slightly favorable sales mix, partly offset by a 6% increase in operating expenses.
Electronic Materials (EM)
For the second quarter of 2015, EM net sales increased 42% to $106.5 million, from $74.8 million in the comparable period last year. The sales increase essentially reflects the inclusion of incremental sales of $29.5 million from ATMI. EM reported a segment profit of $28.6 million in the second quarter of 2015 compared to a $22.7 million segment profit in the year-ago period. The increase in segment profit is primarily associated with higher sales levels reflecting the sales of ATMI products and an improved margin related to a more favorable sales mix, offset partly by costs associated with the ATMI infrastructure.

For the six months ended June 27, 2015, EM net sales increased 113% to $202.4 million, up from $95.0 million in the comparable period last year. The sales increase primarily reflects the inclusion of incremental sales of $105.3 million from ATMI, while the remainder reflected slightly improved sales of gas microcontamination control systems products. EM reported a segment profit of $48.8 million in the six months ended June 27, 2015 compared to a $26.4 million segment profit in the year-ago period. The increase in the EM's profit for the six months ended June 27, 2015 reflects the same factors noted for the improvement of the second quarter segment profit.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $21.0 million in the second quarter of 2015 compared to $54.7 million in the second quarter of 2014. The $33.7 million decline includes the absence of transaction-related costs of $26.8 million and deal costs of $7.8 million, as well as lower integration expenses of $1.1 million. These items were offset by incremental ATMI infrastructure expenses of $1.6 million.

Unallocated general and administrative expenses for the six months ended June 27, 2015 totaled $42.7 million, down from $68.1 million in the six months ended June 28, 2014. The $25.4 million decline includes the absence of transaction-related costs of $26.8 million and deal costs of $9.1 million, offset by incremental ATMI infrastructure expenses of $6.4 million and increased integration expense of $1.5 million.

Liquidity and Capital Resources
Operating activities Cash flows used in operating activities totaled $36.1 million in the six months ended June 27, 2015. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $67.8 million, mainly reflecting increases in accounts receivable and inventories, as well as a decrease in accounts payable and accrued liabilities.
Accounts receivable increased by $23.6 million during the six months ended June 27, 2015, or $28.6 million after accounting for foreign currency translation, mainly reflecting an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 58 days at June 27, 2015 compared to 52 days at the beginning of the year. The increase was primarily due to the Company's quarter closing date occurring several days prior to the end of the calendar month, the period during which receivable collections are typically heavy, particularly for the Company's Asia operations.
Inventories increased by $21.6 million during the three months ended June 27, 2015, but increased by $28.5 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The net increase reflects higher levels of all inventory categories due to increased business activity.

Accounts payable and accrued liabilities decreased $18.6 million during the six months ended June 27, 2015, but were $9.1 million lower after accounting for foreign currency translation and payments for capital expenditures. The decrease, reflecting the payment of 2014 incentive compensation during the first quarter of 2015, was partly offset by a $2.7 million increase in accrued interest payable related to the long-term debt.

Working capital at June 27, 2015 was $558.7 million, compared to $503.1 million as of December 31, 2014, and included $313.7 million in cash and cash equivalents, compared to cash and cash equivalents of $389.7 million as of December 31, 2014.

Investing activities Cash flows used in investing activities totaled $32.3 million in the six-month period ended June 27, 2015.
Acquisition of property and equipment totaled $34.2 million, which primarily reflected investments in equipment and tooling. The Company's 2015 capital expenditure plans generally reflect more normalized capital spending levels. As of June 27, 2015, the Company had outstanding capital purchase obligations of $17.0 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. As of June 27, 2015, the Company expects its capital expenditures in 2015 to be approximately $65 million.
Financing activities Cash flows used in financing activities totaled $76.1 million during the six-month period ended June 27, 2015. This primarily reflects the Company's payments of $75 million on the senior secured term loan facility.

The Company has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to the sum of 2% plus the applicable LIBOR rate then in effect. As of June 27, 2015, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through June 27, 2015, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $9.7 million. There were no outstanding borrowings under these lines of credit at June 27, 2015.
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

At June 27, 2015, the Company’s shareholders’ equity was $777.6 million, up nominally from $748.4 million at the beginning of the year. The increase mainly reflected net income of $39.3 million, additional paid-in capital of $5.1 million associated with the Company’s share-based compensation expense. Among other factors, these increases were partly offset by the taxes paid related to the issuance and net settlement of equity awards of $1.4 million and foreign currency translation effects of $15.0 million, the latter factor of which is mainly associated with the strengthening of the U.S. dollar versus other currencies, primarily the Malaysian ringgit, Japanese yen and Euro.
As of June 27, 2015, the Company’s sources of available funds were its cash and cash equivalents of $313.7 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities, and cash flow generated from operations. As of June 27, 2015, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $232.2 million. These amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business and believes its existing balances of domestic cash and cash equivalents and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
New Accounting Pronouncements
Recently adopted accounting pronouncements There were no recently issued accounting pronouncement adopted during the six months ended June 27, 2015.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income (loss) before (1) equity in net loss of affiliates, (2) income tax expense (benefit), (3) interest expense (4) interest income (5) other (income) expense, net, (6) charge for the fair value write-up of acquired inventory sold, (7) transaction-related costs, (8) deal costs, (9) integration costs, (10) contingent consideration fair value adjustment, (11) amortization of intangible assets and (12) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net (loss) income before (1) charge for fair value write-up of acquired inventory sold, (2) transaction-related costs, (3) deal costs, (4) integration costs, (5) (gain) loss on impairment and sale of equity investment, (6) contingent consideration fair value adjustment, (7) amortization of intangible assets and (8) the tax effect of those adjustments to net income (loss).

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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$280,709	$251,578	$544,082	$417,382
Net income (loss)	$24,448	$(14,669)	$39,320	$(357)
Adjustments to net income
Equity in net loss of affiliates	48	50	150	50
Income tax expense (benefit)	6,245	(22,445)	10,915	(18,202)
Interest expense	9,752	12,537	19,593	12,566
Interest income	(37)	(192)	(250)	(415)
Other (income) expense, net	(1,109)	1,351	(2,842)	1,529
GAAP – Operating income (loss)	39,347	(23,368)	66,886	(4,829)
Charge for fair value mark-up of acquired inventory sold	—	24,293	—	24,293
Transaction-related costs	—	26,806	—	26,806
Deal costs	—	7,844	—	9,125
Integration costs	2,396	3,497	5,008	3,497
Contingent consideration fair value adjustment	—	(1,282)	—	(1,282)
Amortization of intangible assets	11,928	9,390	24,235	11,726
Adjusted operating income	53,671	47,180	96,129	69,336
Depreciation	13,405	11,043	26,724	18,875
Adjusted EBITDA	$67,076	$58,223	$122,853	$88,211

Adjusted operating income – as a % of net sales	19.1%	18.8%	17.7%	16.6%
Adjusted EBITDA – as a % of net sales	23.9%	23.1%	22.6%	21.1%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Six months ended
(In thousands, except per share data)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$24,448	$(14,669)	$39,320	$(357)
Adjustments to net income
Charge for fair value mark-up of acquired inventory sold	—	24,293	—	24,293
Transaction-related costs	—	26,806	—	26,806
Deal costs	—	12,007	—	13,288
Integration costs	2,396	3,497	5,008	3,497
(Gain) loss on impairment and sale of equity investment	(56)	—	617	—
Contingent consideration fair value adjustment	—	(1,282)	—	(1,282)
Amortization of intangible assets	11,928	9,390	24,235	11,726
Tax effect of adjustments to net income	(4,813)	(32,610)	(9,831)	(33,889)
Non-GAAP net income	$33,903	$27,432	$59,349	$44,082

Diluted earnings per common share	$0.17	$(0.11)	$0.28	$—
Effect of adjustments to net income	0.07	0.30	0.14	0.32
Diluted non-GAAP earnings per common share	$0.24	$0.20	$0.42	$0.32

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 27, 2015, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of June 27, 2015. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of June 27, 2015, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company acquired ATMI, Inc. (ATMI) on April 30, 2014. The Company completed the integration of the former ATMI financial system operations onto the Company’s SAP ERP platform during the quarter ended March 28, 2015. The Company continues to evaluate the associated financial reporting controls to ensure the operating effectiveness of these controls.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of June 27, 2015, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
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

ENTEGRIS, INC.

Date: July 31, 2015	/s/ Gregory B. Graves
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