Form 10-Q
period 2015-09-26
ENTEGRIS INC
filed 2015-10-29
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2015
Common Stock, $0.01 par value per share	140,561,354 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2015

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 26, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$301,061	$389,699
Short-term investments	2,178	4,601
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,414 and $1,827	184,297	153,961
Inventories	188,439	163,125
Deferred tax assets, deferred tax charges and refundable income taxes	27,877	30,556
Other current assets	20,392	23,713
Total current assets	724,244	765,655
Property, plant and equipment, net of accumulated depreciation of $331,265 and $315,949	315,695	313,569
Other assets:
Goodwill	341,305	340,743
Intangible assets, net of accumulated amortization of $182,443 and $146,535	269,895	308,554
Deferred tax assets and other noncurrent tax assets	5,183	5,068
Other	22,126	28,502
Total assets	$1,678,448	$1,762,091
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$50,000	$100,000
Accounts payable	53,823	57,417
Accrued payroll and related benefits	42,571	51,164
Interest payable	13,475	5,561
Other accrued liabilities	40,246	34,826
Deferred tax liabilities and income taxes payable	8,950	13,552
Total current liabilities	209,065	262,520
Long-term debt, excluding current maturities	617,130	666,796
Pension benefit obligations and other liabilities	22,414	25,373
Deferred tax liabilities and other noncurrent tax liabilities	59,704	58,961
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 26, 2015 and December 31, 2014	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 26, 2015 and December 31, 2014: 140,561,354 and 139,792,583	1,406	1,398
Additional paid-in capital	839,357	830,430
Retained deficit	(17,990)	(80,712)
Accumulated other comprehensive loss	(52,638)	(2,675)
Total equity	770,135	748,441
Total liabilities and equity	$1,678,448	$1,762,091
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$270,253	$273,054	$814,335	$690,436
Cost of sales	153,943	174,311	453,402	431,673
Gross profit	116,310	98,743	360,933	258,763
Selling, general and administrative expenses	46,730	55,820	147,890	172,954
Engineering, research and development expenses	26,841	24,427	79,183	61,698
Amortization of intangible assets	11,673	13,128	35,908	24,854
Contingent consideration fair value adjustment	—	—	—	(1,282)
Operating income	31,066	5,368	97,952	539
Interest expense	9,291	10,443	28,884	23,009
Interest income	(90)	(347)	(340)	(762)
Other (income) expense, net	(5,624)	110	(8,466)	1,639
Income (loss) before income tax expense (benefit) and equity in net loss of affiliates	27,489	(4,838)	77,874	(23,347)
Income tax expense (benefit)	4,018	(3,810)	14,933	(22,012)
Equity in net loss of affiliates	68	40	218	90
Net income (loss)	$23,403	$(1,068)	$62,723	$(1,425)

Basic net income (loss) per common share	$0.17	$(0.01)	$0.45	$(0.01)
Diluted net income (loss) per common share	$0.17	$(0.01)	$0.44	$(0.01)
Weighted shares outstanding:
Basic	140,555	139,480	140,282	139,215
Diluted	141,317	139,480	141,016	139,215
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$23,403	$(1,068)	$62,723	$(1,425)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(35,343)	(8,749)	(50,297)	(2,919)
Available-for-sale securities, unrealized (loss) gain	(430)	(393)	254	(1,037)
Pension liability adjustments	63	26	80	45
Other comprehensive loss	(35,710)	(9,116)	(49,963)	(3,911)
Comprehensive (loss) income	$(12,307)	$(10,184)	$12,760	$(5,336)
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	September 26, 2015	September 27, 2014
Operating activities:
Net income (loss)	$62,723	$(1,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,080	33,005
Amortization	35,908	24,854
Share-based compensation expense	8,120	6,513
Charge for fair value write-up of acquired inventory sold	—	48,586
Provision for deferred income taxes	2,594	(28,782)
Other	7,569	7,036
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(38,020)	(21,299)
Inventories	(39,550)	(8,078)
Accounts payable and accrued liabilities	12,576	27,929
Other current assets	4,845	45
Income taxes payable and refundable income taxes	(3,647)	(3,153)
Other	(24,498)	5,989
Net cash provided by operating activities	68,700	91,220
Investing activities:
Acquisition of business, net of cash acquired	—	(809,390)
Acquisition of property, plant and equipment	(55,696)	(44,013)
Proceeds from sale and maturities of short-term investments	2,111	8,888
Payments for non-compete agreements	—	(7,517)
Other	347	560
Net cash used in investing activities	(53,238)	(851,472)
Financing activities:
Proceeds from long-term debt	—	855,200
Payments of long-term debt	(100,000)	(62,500)
Issuance of common stock	2,608	1,705
Taxes paid related to net share settlement of equity awards	(2,458)	(2,290)
Payments for debt issue costs	—	(20,747)
Other	665	763
Net cash (used in) provided by financing activities	(99,185)	772,131
Effect of exchange rate changes on cash and cash equivalents	(4,915)	(5,812)
(Decrease) increase in cash and cash equivalents	(88,638)	6,067
Cash and cash equivalents at beginning of period	389,699	384,426
Cash and cash equivalents at end of period	$301,061	$390,493

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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of September 26, 2015 and December 31, 2014, the results of operations and comprehensive income (loss) for the three and nine months ended September 26, 2015 and September 27, 2014, and the equity and cash flows for the nine months ended September 26, 2015 and September 27, 2014.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 26, 2015 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $670.9 million at September 26, 2015 compared to the carrying amount of long-term debt, including current maturities, of $667.1 million.
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

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03) which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of September 26, 2015, the adoption of ASU No. 2015-03 will require the Company to reclassify $13.1 million of unamortized debt issuance costs from other current assets and other noncurrent assets to long-term debt.
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

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the ATMI acquisition:

(In thousands):
Accounts receivable and other current assets	$109,965
Inventory	114,200
Property, plant and equipment	124,025
Identifiable intangible assets	297,040
Other noncurrent assets	8,954
Current liabilities	(60,943)
Deferred tax liabilities and other noncurrent liabilities	(120,946)
Net assets acquired	472,295
Goodwill	337,095
Total purchase price, net of cash acquired	$809,390

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

The purchase price of ATMI exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $337.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.

The final valuation of assets acquired and liabilities assumed was completed in the second quarter of 2015.
3. INVENTORIES
Inventories consist of the following:

(In thousands)	September 26, 2015	December 31, 2014
Raw materials	$54,285	$41,015
Work-in process	14,588	14,190
Finished goods(a)	119,566	107,920
Total inventories	$188,439	$163,125

(a)	Includes consignment inventories held by customers of $15.3 million and $11.0 million at September 26, 2015 and December 31, 2014, respectively.

4. GOODWILL

Goodwill activity for each period was as follows:

(In thousands)	CMH	EM	Total
December 31, 2013	$12,274	$—	$12,274
Additions due to acquisitions	31,440	292,586	324,026
Other, including foreign currency translation	(23)	(25)	(48)
September 27, 2014	$43,691	$292,561	$336,252

(In thousands)	CMH	EM	Total
December 31, 2014	$47,483	$293,260	$340,743
Purchase accounting adjustments	—	4,972	4,972
Other, including foreign currency translation	(81)	(4,329)	(4,410)
September 26, 2015	$47,402	$293,903	$341,305

As of September 26, 2015, goodwill amounted to approximately $341.3 million, an increase of $0.6 million from the balance at December 31, 2014. The increase in goodwill relates to purchase accounting adjustments related to the acquisition of ATMI completed in April 2014. The final valuation of assets acquired and liabilities was completed in the second quarter of 2015. The increase was partially offset by the foreign currency translation adjustments.

5. DEBT

Long-term debt at September 26, 2015 and December 31, 2014 consists of the following:

(In thousands)	September 26, 2015	December 31, 2014
Senior secured term loan facility due 2021	$307,130	$406,796
Senior unsecured notes due 2022	360,000	360,000
Senior secured asset-based revolving credit facility	—	—
Total long-term debt, including current maturities	$667,130	$766,796

Senior Secured Term Loan Facility and Security Agreement
On April 30, 2014, the Company entered into a term loan credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the Term Loan Facility), that provided senior secured financing of $460 million. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate, such as prime rate or LIBOR, plus an applicable margin. The Company's interest rate is 3.5% at September 26, 2015. In addition to paying interest on outstanding principal under the Term Loan Facility, the Company is required to pay customary agency fees.

During the nine months ended September 26, 2015, the Company made discretionary prepayments totaling $100 million on the Term Loan Facility.
The Company may voluntarily prepay outstanding loans under the Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

The Company is in compliance with all of the covenants associated with the Term Loan Facility at September 26, 2015.

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

The Company is in compliance with all of the covenants associated with the 2022 Senior Unsecured Note at September 26, 2015.

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

The Company is in compliance with of the covenants associated with the ABL Facility at September 26, 2015.
6. INCOME TAXES

Income tax expense (benefit) differs from the expected amounts based on the statutory federal tax rates for the three and nine months ended September 26, 2015 and September 27, 2014 as follows:

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Expected federal income tax expense (benefit) at statutory rate	$9,621	$(1,693)	$27,256	$(8,171)
Effect of foreign source income	(5,858)	(3,460)	(14,133)	(12,958)
Effect of foreign dividend	—	1,800	—	(2,936)
Valuation allowance	508	—	1,542	—
Nondeductible acquisition costs	—	(353)	—	1,503
Other items, net	(253)	(104)	268	550
Income tax expense (benefit)	$4,018	$(3,810)	$14,933	$(22,012)

The Company’s year-to-date effective tax rate was 19.2% in 2015, compared to an effective tax rate of 94.3% in 2014. This variance reflects the nondeductibility of certain acquisition-related expenditures incurred in connection with the ATMI acquisition and the benefit of a foreign dividend in 2014. The effective tax rates in both years reflects a greater concentration in the Company's geographic composition of income toward jurisdictions with lower tax rates.
7. EARNINGS (LOSS) PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Basic—weighted common shares outstanding	140,555	139,480	140,282	139,215
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	762	—	734	—
Diluted—weighted common shares and common shares equivalent outstanding	141,317	139,480	141,016	139,215
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 26, 2015 and September 27, 2014:

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Shares excluded from calculations of diluted EPS	1,002	1,389	980	1,896
8. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The carrying value of accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments.
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at September 26, 2015 and December 31, 2014. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	September 26, 2015				December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments
Common stock	$2,178	$—	$—	$2,178	$4,601	$—	$—	$4,601
Total assets measured and recorded at fair value	$2,178	$—	$—	$2,178	$4,601	$—	$—	$4,601
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$10,927	$—	$10,927	$—	$1,851	$—	$1,851
Total liabilities measured and recorded at fair value	$—	$10,927	$—	$10,927	$—	$1,851	$—	$1,851

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the September 26, 2015 and December 31, 2014 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	September 26, 2015			December 31, 2014
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Foreign currency contracts	$11,354	$427	$10,927	$4,336	$2,485	$1,851

(Losses) gains associated with derivatives are recorded in other (income) expense, net, in the condensed consolidated statements of operations. (Losses) gains associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
(Losses) gains on foreign currency contracts	$(10,927)	$1,181	$(13,249)	$740

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

•
EM: provides high-performance materials, materials packaging and materials delivery systems that enable high yield, cost effective semiconductor manufacturing. EM’s products consist of specialized chemistries and performance materials, gas microcontamination control systems and components, and sub-atmospheric pressure gas delivery systems for the safe and efficient handling of hazardous gases to semiconductor process equipment.

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

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales
CMH	$166,043	$165,368	$507,764	$487,757
EM	104,210	107,686	306,571	202,679
Total net sales	$270,253	$273,054	$814,335	$690,436

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Segment profit
CMH	$37,109	$35,520	$122,182	$107,115
EM	23,919	33,316	72,700	59,728
Total segment profit	$61,028	$68,836	$194,882	$166,843
The following table reconciles total segment profit to income (loss) before income taxes and equity in net loss of affiliates:

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Total segment profit	$61,028	$68,836	$194,882	$166,843
Less:
Charge for fair value write-up of acquired inventory sold	—	24,293	—	48,586
Amortization of intangible assets	11,673	13,128	35,908	24,854
Contingent consideration fair value adjustment	—	—	—	(1,282)
Unallocated general and administrative expenses	18,289	26,047	61,022	94,146
Operating income	31,066	5,368	97,952	539
Interest expense	9,291	10,443	28,884	23,009
Interest income	(90)	(347)	(340)	(762)
Other (income) expense, net	(5,624)	110	(8,466)	1,639
Income (loss) before income taxes and equity in net loss of affiliates	$27,489	$(4,838)	$77,874	$(23,347)

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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2015 end March 28, 2015, June 27, 2015, September 26, 2015 and December 31, 2015. Unaudited information for the three and nine months ended September 26, 2015 and September 27, 2014 and the financial position as of September 26, 2015 and December 31, 2014 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results for the Three and Nine Months Ended September 26, 2015

For the three months ended September 26, 2015, net sales decreased by $2.8 million, or 1%, to $270.3 million, compared to $273.1 million for the three months ended September 27, 2014. The Company's sales decrease was mainly due to unfavorable foreign currency translation effects of $12.6 million. Exclusive of that factor, the Company's sales increased 4%, reflecting slightly improved demand from the Company's semiconductor industry customers compared to the year-ago period, and an increase in sales of specialty materials products.

Despite the net sales decrease, the Company's gross profit grew by $17.6 million for the three months ended September 26, 2015, to $116.3 million, up from $98.7 million for the three months ended September 27, 2014. The Company experienced a 43.0% gross margin rate for the three months ended September 26, 2015 compared to 36.2% in the comparable year-ago period. The gross profit and gross margin improvements in 2015 were primarily associated with the $24.3 million charge for the fair value write-up of acquired ATMI inventory sold during the third quarter of 2014. Excluding that charge, the Company's gross margin for the year-ago quarter was 45.1%. When compared to adjusted gross margin for 2014, the 2015 gross margin decline relates to a slightly unfavorable sales mix, higher warranty costs and lower levels of factory utilization.

The Company's selling, general and administrative (SG&A) expenses decreased by $9.1 million for the three months ended September 26, 2015 compared to the year-ago quarter, mainly due to the lower cost of integration activities related to the April 30, 2014 ATMI acquisition.

The Company incurred interest expense of $9.3 million for the quarter ended September 26, 2015 compared to $10.4 million in the three-month period ended September 27, 2014. The decrease reflects a year-over-year reduction in outstanding borrowings.

As a result of the aforementioned factors, the Company reported net income of $23.4 million, or $0.17 per diluted share, for the quarter ended September 26, 2015 compared to a net loss $1.1 million, or $0.01 per diluted share, a year ago.
Net sales for the nine months ended September 26, 2015 were $814.3 million, up 18% from $690.4 million in the comparable year-ago period, principally driven by the inclusion of incremental ATMI sales of $120.3 million through April 2015. Exclusive of the ATMI sales and unfavorable foreign currency effects of $30.5 million, the Company's sales grew 5%, reflecting slightly improved demand from the Company's semiconductor industry customers compared to the year-ago period, and an increase in sales of specialty materials products. Gross profit, operating expenses, interest and tax expense for the nine months ended September 27, 2014, as described in further detail below, were all affected by the ATMI-related items. As a result, the Company reported net income of $62.7 million, or $0.44 per diluted share, for the nine months ended September 26, 2015, which compares favorably to a net loss of $1.4 million, or $0.01 per diluted share, in the comparable year-ago period.
Sales were down 4% on a sequential basis over the second quarter of 2015. Exclusive of unfavorable foreign currency translation effects of $2.8 million, the Company's sales decreased 3%. Sequentially, overall demand from the Company's semiconductor industry customers declined, reflecting both slightly lower industry fab utilization rates and reduced industry capital spending.
The Company’s reportable segments' net sales and operating results for the three-month and nine-month periods are described in detail below.

During the nine-month period ended September 26, 2015, the Company’s operating activities provided cash flow of $68.7 million. Cash used for capital expenditures was $55.7 million and the Company made debt payments of $100.0 million for the period. Cash and cash equivalents were $301.1 million at September 26, 2015 compared with cash and cash equivalents of $389.7 million at December 31, 2014. The Company had outstanding long-term debt of $667.1 million at September 26, 2015, compared to $766.8 million at December 31, 2014.

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

Three and Nine Months Ended September 26, 2015 Compared to Three and Nine Months Ended September 27, 2014 and Three Months Ended June 27, 2015
The following table compares operating results for the three and nine months ended September 26, 2015 with results for the three and nine months ended September 27, 2014 and for the three months ended June 27, 2015, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Nine months ended
(Dollars in thousands)	September 26, 2015		September 27, 2014		June 27, 2015		September 26, 2015		September 27, 2014
Net sales	$270,253	100.0%	$273,054	100.0%	$280,709	100.0%	$814,335	100.0%	$690,436	100.0%
Cost of sales	153,943	57.0	174,311	63.8	152,622	54.4	453,402	55.7	431,673	62.5
Gross profit	116,310	43.0	98,743	36.2	128,087	45.6	360,933	44.3	258,763	37.5
Selling, general and administrative expenses	46,730	17.3	55,820	20.4	50,270	17.9	147,890	18.2	172,954	25.0
Engineering, research and development expenses	26,841	9.9	24,427	8.9	26,542	9.5	79,183	9.7	61,698	8.9
Amortization of intangible assets	11,673	4.3	13,128	4.8	11,928	4.2	35,908	4.4	24,854	3.6
Contingent consideration fair value adjustment	—	—	—	—	—	—	—	—	(1,282)	(0.2)
Operating income	31,066	11.5	5,368	2.0	39,347	14.0	97,952	12.0	539	0.1
Interest expense	9,291	3.4	10,443	3.8	9,752	3.5	28,884	3.5	23,009	3.3
Interest income	(90)	—	(347)	(0.1)	(37)	—	(340)	—	(762)	(0.1)
Other (income) expense, net	(5,624)	(2.1)	110	—	(1,109)	(0.4)	(8,466)	(1.0)	1,639	0.2
Income (loss) before income taxes and equity in loss of affiliates	27,489	10.2	(4,838)	(1.8)	30,741	11.0	77,874	9.6	(23,347)	(3.4)
Income tax expense (benefit)	4,018	1.5	(3,810)	(1.4)	6,245	2.2	14,933	1.8	(22,012)	(3.2)
Equity in net loss of affiliates	68	—	40	—	48	—	218	—	90	—
Net income (loss)	$23,403	8.7%	$(1,068)	(0.4)%	$24,448	8.7%	$62,723	7.7%	$(1,425)	(0.2)%

Net sales For the three months ended September 26, 2015, net sales decreased by $2.8 million to $270.3 million, compared to $273.1 million for the three months ended September 27, 2014. An analysis of the factors underlying the decrease in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended September 27, 2014	$273,054
Growth associated with volume and pricing	9,755
Decrease associated with effect of foreign currency translation	(12,556)
Net sales in the quarter ended September 26 2015	$270,253

The Company's sales decrease was mainly due to unfavorable foreign currency translation effects of $12.6 million related to the year-over-year weakening of most currencies versus the U.S. dollar, most notably the Japanese yen, Korean won and Euro. Exclusive of that factor, the Company's sales increased 4%, reflecting slightly improved demand from the Company's semiconductor industry customers compared to the year-ago period, and an increase in sales of specialty materials products.

On a geographic basis, total sales in the third quarter of 2015 to North America were 22%, Asia (excluding Japan) 56%, Europe 10% and Japan 12% compared to prior year third quarter sales to North America of 23%, Asia (excluding Japan) 54%, Europe 10% and Japan 13%. Sales in Asia increased 4%, while falling by 6% and 12% in North America and Japan, respectively, in the third quarter of 2015 compared to last year's third quarter. Sales in Europe were flat with year ago.

Net sales for the nine months ended September 26, 2015 were $814.3 million, up 18% from $690.4 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the nine months ended September 27, 2014	690,436
Organic growth associated with volume and pricing	34,106
Decrease associated with effect of foreign currency translation	(30,549)
Incremental sales associated with acquisition of ATMI, Inc	120,342
Net sales in the nine months ended September 26, 2015	$814,335

The inclusion of incremental ATMI sales is the key factor underlying the increase. Partly offsetting this is an unfavorable foreign currency translation effects of $30.5 million related to the year-over-year weakening of most currencies versus the U.S. dollar, most notably the Japanese yen, Korean won and Euro. Exclusive of those factors, the Company's sales grew 5%, most notably reflecting an increase in sales of specialty materials products.
Sales were down 4% on a sequential basis compared to the second quarter of 2015. Exclusive of unfavorable foreign currency translation effects of $2.8 million, the Company's sales decreased 3%. Sequentially, overall demand from the Company's semiconductor industry customers declined, reflecting both slightly lower industry fab utilization rates and reduced industry capital spending.

Gross profit Gross profit for the three months ended September 26, 2015 increased to $116.3 million, up from $98.7 million for the three months ended September 27, 2014. An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)
Gross profit in the quarter ended September 27, 2014	$98,743
Charge for fair value mark-up of inventory sold in 2014	24,293
Other	(6,726)
Gross profit in the quarter ended September 26, 2015	$116,310

The Company experienced a 43.0% gross margin rate for the three months ended September 26, 2015 compared to 36.2% in the comparable year-ago period. The gross profit and gross margin improvements primarily reflect the absence of the incremental cost of sales charges of $24.3 million recorded in the third quarter of 2014 associated with the sale of inventory acquired in the acquisition with ATMI. Excluding that item, the Company's gross margin for the year-ago quarter was 45.1%. When compared to the adjusted gross margin for 2014, the 2015 gross margin decline relates to a slightly unfavorable sales mix, higher warranty costs and lower levels of factory utilization.

Gross profit for the nine months ended September 26, 2015 increased to $360.9 million, up from $258.8 million for the nine months ended September 27, 2014. An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)
Gross profit in the nine months ended September 27, 2014	$258,763
Increase associated with incremental ATMI net sales	59,854
Charge for fair value mark-up of inventory sold in 2014	48,586
Other	(6,270)
Gross profit in the nine months ended September 26, 2015	$360,933

The Company experienced a 44.3% gross margin rate for the nine months ended September 26, 2015 compared to 37.5% in the comparable year-ago period. The gross profit and gross margin improvements primarily reflect the inclusion of four additional months of sales from ATMI and the absence of the incremental cost of sales charges of $48.6 million recorded in the second and third quarters of 2014 associated with the sale of inventory acquired in the acquisition with ATMI. Excluding the latter item, the Company's gross margin for the year-ago quarter was 44.5%.
On a sequential basis, gross profit decreased by $11.8 million to $116.3 million, down from $128.1 million in the second quarter of 2015. The gross margin rate of 43.0% for the third quarter of 2015 compared to 45.6% in the second quarter of 2015. The gross profit and gross margin declines relate primarily to lower sales, a slightly unfavorable sales mix, higher warranty costs and lower levels of factory utilization.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $46.7 million for the three months ended September 26, 2015, down $9.1 million, or 16%, from the comparable three-month period a year earlier. An analysis of the factors underlying the decrease in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended September 27, 2014	$55,820
Decrease in integration costs	(5,052)
Other decreases, net	(4,038)
Selling, general and administrative expenses in the quarter ended September 26, 2015	$46,730
SG&A expenses decreased 14% to $147.9 million in the first nine months of 2015 compared to $173.0 million in the year-ago period, a reduction of $25.1 million. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the nine months ended September 27, 2014	$172,954
Increase associated with ATMI, Inc. infrastructure	15,383
Transaction-related costs incurred in prior year	(26,776)
Deal costs incurred in prior year	(9,125)
Decrease in integration costs	(3,541)
Other decreases, net	(1,005)
Selling, general and administrative expenses in the nine months ended September 26, 2015	$147,890

On a sequential basis, SG&A expenses decreased by $3.5 million in the third quarter of 2015. This expected reduction in SG&A costs reflects savings associated with the Company's integration efforts, primarily resulting from the combination of corporate staff functions. In addition, integration costs decreased by $0.3 million in the third quarter compared to the second quarter of 2015.

Engineering, research and development expenses The Company’s overall ER&D efforts will continue to focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.

Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies were $26.8 million in the three months ended September 26, 2015 compared to $24.4 million in the year-ago period, a $2.4 million increase. The increase for the three months ended September 26, 2015 reflects higher ER&D activity levels, primarily reflecting increased legacy ATMI ER&D spending. On a sequential basis, ER&D expenses were in line with levels recorded in the first and second quarters of 2015.

ER&D expenses increased 28% to $79.2 million in the first nine months of 2015 compared to $61.7 million in the year ago period, primarily due to the addition of $12.7 million incremental ER&D expenses from ATMI, accounting for approximately three-quarters of the increase. The remainder of the increase for the nine months ended September 26, 2015 reflects higher ER&D activity levels, including increased legacy Entegris employee costs of $1.8 million.
Interest expense Interest expense includes interest associated with debt outstanding issued to help fund the acquisition of ATMI in 2014 and the amortization of debt issuance costs associated with such borrowings. In addition, bridge financing costs of $4.0 million were recorded in the second quarter of 2014.
Interest expense was $9.3 million in the three months ended September 26, 2015 compared to $10.4 million in the three-month period ended September 27, 2014. The decrease reflects lower outstanding borrowings due to the Company's payments on its senior secured term loan.

The Company incurred interest expense of $28.9 million for the nine-month period ended September 26, 2015 compared to $23.0 million in the nine-month period ended September 27, 2014. The increase reflects nine months' interest in 2015 compared to five months' interest in 2014, offset in part by the absence of the aforementioned second quarter 2014 bridge financing costs.
Other (income) expense, net Other income, net was $5.6 million and $8.5 million in the three and nine months ended September 26, 2015, respectively. Other income, net included foreign currency transaction gains of $5.5 million and $8.8 million for the three-month and nine-month periods, respectively. Partly offsetting the nine-month figure was a $0.6 million loss related to the impairment and sale of an equity investment.

Other expense, net was $0.1 million and $1.6 million in the three-month and nine-month periods ended September 27, 2014, respectively, which was mainly due to foreign currency transaction losses.

Income tax expense (benefit) The Company recorded income tax expense of $4.0 million and $14.9 million, respectively, in the three and nine months ended September 26, 2015 compared to income tax benefits of $3.8 million and $22.0 million, respectively, in the three and nine months ended September 27, 2014. The Company’s year-to-date effective tax rate was 19.2% in 2015, compared to 94.3% in 2014. The tax rate in 2014 reflects the benefit of a foreign dividend, net of the nondeductibility of certain acquisition-related expenditures.

Net income (loss) Due to the factors noted above, the Company recorded net income of $23.4 million, or $0.17 per diluted share, in the three-month period ended September 26, 2015 compared to a net loss of $1.1 million, or $0.01 per diluted share, in the three-month period ended September 27, 2014. In the nine-month period ended September 26, 2015, the Company recorded net income of $62.7 million, or $0.44 per diluted share, compared to a net loss of $1.4 million, or $0.01 per diluted share, in the nine-month period ended September 27, 2014.

The net losses and diluted losses per share for the 2014 three-month and nine-month periods mainly reflect the effect of the significant costs associated with the ATMI acquisition described in detail above.

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

Adjusted EBITDA decreased 9% to $58.2 million in the three-month period ended September 26, 2015, compared to $64.0 million in the three-month period ended September 27, 2014. Adjusted EBITDA, as a percent of net sales, declined to 21.5% from 23.4% in the year-ago period. Adjusted Operating Income decreased 10% to $44.8 million in the three-month period ended September 26, 2015, compared to $49.9 million in the three-month period ended September 27, 2014. Adjusted Operating Income, as a percent of net sales, declined to 16.6% from 18.3% in the year-ago period. Non-GAAP Earnings Per Share increased 10% to $0.23 in the three-month period ended September 26, 2015, compared to $0.21 in the three-month period ended September 27, 2014.

Adjusted EBITDA increased 19% to $181.0 million in the nine-month period ended September 26, 2015, compared to $152.2 million in the nine-month period ended September 27, 2014. Adjusted EBITDA, as a percent of net sales, increased to 22.2% from 22.0% in the year-ago period. Adjusted Operating Income increased 18% to $140.9 million in the nine-month period ended September 26, 2015, compared to $119.2 million in the nine-month period ended September 27, 2014. Adjusted Operating Income, as a percent of net sales, held steady at 17.3% in the year-ago period. Non-GAAP Earnings Per Share increased 25% to $0.65 in the nine-month period ended September 26, 2015, compared to $0.52 in the nine-month period ended September 27, 2014.
Segment Analysis
The Company reports its financial performance based on two reporting segments. The following is a discussion on the results of operations of these two business segments. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s two segments.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three months ended September 26, 2015, September 27, 2014 and June 27, 2015, and for the nine months ended September 26, 2015 and September 27, 2014.

	Three months ended			Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	June 27, 2015	September 26, 2015	September 27, 2014
Critical Materials Handling
Net sales	$166,043	$165,368	$174,253	$507,764	$487,757
Segment profit	37,109	35,520	43,732	122,182	107,115
Electronic Materials
Net sales	$104,210	$107,686	$106,456	$306,571	$202,679
Segment profit	23,919	33,316	28,559	72,700	59,728
Critical Materials Handling (CMH)
For the third quarter of 2015, CMH net sales were flat at $166.0 million, essentially unchanged from $165.4 million in the comparable period last year. Increases in sales of specialty materials, and 300mm transport module products offset a reduction in sales of liquid packaging products, and unfavorable foreign currency translation effects. Despite the flat sales, CMH reported a segment profit of $37.1 million in the third quarter of 2015, up 4% from $35.5 million in the year-ago period due to a favorable sales mix and lower operating expenses, offset by increased warranty costs.

For the nine months ended September 26, 2015, CMH net sales increased 4% to $507.8 million, from $487.8 million in the comparable period last year. This increase primarily reflects the inclusion of incremental sales of $15.1 million from ATMI and an increase in sales of specialty materials products. These factors were partly offset by modest reductions in the sales of fluid management and liquid microcontamination control products. CMH reported a segment profit of $122.2 million in the nine months ended September 26, 2015, up 14% from $107.1 million in the year-ago period, due to the higher sales and its associated slightly favorable sales mix and a 6% decrease in operating expenses.
Electronic Materials (EM)
For the third quarter of 2015, EM net sales decreased 3% to $104.2 million, down from $107.7 million in the comparable period last year. EM reported a segment profit of $23.9 million in the third quarter of 2015 compared to a $33.3 million segment profit in the year-ago period. The decrease in segment profit reflects lower sales levels, lower margins due to reduced plant utilization and higher operating expenses.

For the nine months ended September 26, 2015, EM net sales increased 51% to $306.6 million, up from $202.7 million in the comparable period last year. The sales increase primarily reflects the inclusion of incremental sales of $105.3 million from ATMI, offsetting slightly lower sales of gas microcontamination control systems products. EM reported a segment profit of $72.7 million in the nine months ended September 26, 2015 compared to a $59.7 million segment profit in the year-ago period. The increase in the EM's profit for the nine months ended September 26, 2015 reflects the incremental ATMI sales and related gross margin, offset partly by the incremental costs associated of the ATMI infrastructure.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $18.3 million in the third quarter of 2015 compared to $26.0 million in the third quarter of 2014. The $7.8 million decline includes lower integration expenses of $5.1 million.

Unallocated general and administrative expenses for the nine months ended September 26, 2015 totaled $61.0 million, down from $94.1 million in the nine months ended September 27, 2014. The $33.1 million decline includes the absence of transaction-related costs of $26.8 million and deal costs of $9.1 million, as well as a decrease in integration expenses of $3.5 million. These items were offset by incremental ATMI infrastructure expenses of $6.4 million.
Liquidity and Capital Resources
Operating activities Cash flows used in operating activities totaled $68.7 million in the nine months ended September 26, 2015. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $88.3 million, mainly reflecting significant increases in accounts receivable and inventories.
Accounts receivable increased by $30.3 million during the nine months ended September 26, 2015, or $38.0 million after accounting for foreign currency translation, mainly reflecting an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 62 days at September 26, 2015 compared to 52 days at the beginning of the year. The increase was primarily due to the Company's quarter closing date occurring several days prior to the end of the calendar month, the period during which receivable collections are typically heavy, particularly for the Company's Asia operations.
Inventories increased by $25.3 million during the three months ended September 26, 2015, but increased by $39.6 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The net increase reflects higher levels of all inventory categories due to increased business activity and certain strategic purchases of critical raw materials.

Accounts payable and accrued liabilities increased $1.1 million during the nine months ended September 26, 2015, but were $12.6 million lower after accounting for foreign currency translation and payments for capital expenditures. The decrease, reflecting the payment of 2014 incentive compensation during the first quarter of 2015 and lower accounts payable, was partly offset by a $7.9 million increase in accrued interest payable related to the long-term debt.

Working capital at September 26, 2015 was $515.2 million, compared to $503.1 million as of December 31, 2014, and included $301.1 million in cash and cash equivalents, compared to cash and cash equivalents of $389.7 million as of December 31, 2014.

Investing activities Cash flows used in investing activities totaled $53.2 million in the nine-month period ended September 26, 2015.
Acquisition of property and equipment totaled $55.7 million, which primarily reflected investments in equipment and tooling. The Company's 2015 capital expenditure plans generally reflect more normalized capital spending levels. As of September 26, 2015, the Company had outstanding capital purchase obligations of $14.3 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. As of September 26, 2015, the Company expects its capital expenditures in 2015 to be approximately $65 million to $70 million.
Financing activities Cash flows used in financing activities totaled $99.2 million during the nine-month period ended September 26, 2015. This primarily reflects the Company's payments of $100 million on its senior secured term loan facility.

The Company has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. As of September 26, 2015, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through September 26, 2015, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.0 million. There were no outstanding borrowings under these lines of credit at September 26, 2015.
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
At September 26, 2015, the Company’s shareholders’ equity was $770.1 million, up nominally from $748.4 million at the beginning of the year. The increase mainly reflected net income of $62.7 million and an increase to additional paid-in capital of $8.1 million associated with the Company’s share-based compensation expense. Among other factors, these increases were partly offset by foreign currency translation effects of $50.3 million, which is associated with the strengthening of the U.S. dollar versus most other currencies, primarily the Malaysian ringgit, Korean won and Euro.
As of September 26, 2015, the Company’s resources included cash and cash equivalents of $301.1 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities, and cash flow generated from operations. As of September 26, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $234.1 million. These amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. Certain of these amounts are associated with indefinitely reinvested foreign earnings and are subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
New Accounting Pronouncements
Recently adopted accounting pronouncements There were no recently issued accounting pronouncement adopted during the nine months ended September 26, 2015.
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

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$270,253	$273,054	$814,335	$690,436
Net income (loss)	$23,403	$(1,068)	$62,723	$(1,425)
Adjustments to net income
Equity in net loss of affiliates	68	40	218	90
Income tax expense (benefit)	4,018	(3,810)	14,933	(22,012)
Interest expense	9,291	10,443	28,884	23,009
Interest income	(90)	(347)	(340)	(762)
Other (income) expense, net	(5,624)	110	(8,466)	1,639
GAAP – Operating income (loss)	31,066	5,368	97,952	539
Charge for fair value mark-up of acquired inventory sold	—	24,293	—	48,586
Transaction-related costs	—	(30)	—	26,776
Deal costs	—	—	—	9,125
Integration costs	2,075	7,127	7,083	10,624
Contingent consideration fair value adjustment	—	—	—	(1,282)
Amortization of intangible assets	11,673	13,128	35,908	24,854
Adjusted operating income	44,814	49,886	140,943	119,222
Depreciation	13,356	14,130	40,080	33,005
Adjusted EBITDA	$58,170	$64,016	$181,023	$152,227

Adjusted operating income – as a % of net sales	16.6%	18.3%	17.3%	17.3%
Adjusted EBITDA – as a % of net sales	21.5%	23.4%	22.2%	22.0%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Nine months ended
(In thousands, except per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$23,403	$(1,068)	$62,723	$(1,425)
Adjustments to net income (loss)
Charge for fair value mark-up of acquired inventory sold	—	24,293	—	48,586
Transaction-related costs	—	(30)	—	26,776
Deal costs	—	—	—	13,288
Integration costs	2,075	6,985	7,083	10,482
(Gain) loss on impairment and sale of equity investment	(50)	—	567	—
Contingent consideration fair value adjustment	—	—	—	(1,282)
Amortization of intangible assets	11,673	13,128	35,908	24,854
Tax effect of adjustments to net income	(4,657)	(14,485)	(14,488)	(48,374)
Non-GAAP net income	$32,444	$28,823	$91,793	$72,905

Diluted earnings (loss) per common share	$0.17	$(0.01)	$0.44	$(0.01)
Effect of adjustments to net income	0.06	0.21	0.21	0.53
Diluted non-GAAP earnings per common share	$0.23	$0.21	$0.65	$0.52

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligation are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $24.0 thousand annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 26, 2015, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of September 26, 2015. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of September 26, 2015, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of September 26, 2015, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.

Item 1A. Risk Factors.

The following risk factor under International Risks appearing in registrant's Form 10-K Annual Report for the year ended December 31, 2014 has been revised to read in its entirety as follows:

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

In addition, certain countries require import and other special licenses in order for certain of our products to be imported into or sold in that country. Our inability to satisfy these requirements in a timely manner has in the past, and may continue to, prevent us from meeting our customers’ expectations in these countries and to lose sales. For example, in response to recent explosions at gas storage facilities in Singapore and China, the import of gas cannisters and chemicals viewed as dangerous have come under increased regulatory scrutiny by governmental officials. This increased regulation may impair the ability of our Electronic Materials business segment to import those products into Singapore and China and may cause us to lose sales.

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

ENTEGRIS, INC.

Date: October 29, 2015	/s/ Gregory B. Graves
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