Form 10-K
period 2015-12-31
ENTEGRIS INC
filed 2016-02-29
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 27, 2015, the last business day of registrant’s most recently completed second fiscal quarter, was $1,616,092,607. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of February 22, 2016, 140,640,495 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders scheduled to be held on May 17, 2016, or the 2016 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2016 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

ENTEGRIS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I
Item 1. Business.

THE COMPANY

Entegris, Inc., referred in this report as Entegris or the Company, is a worldwide developer, manufacturer and supplier of yield-enhancing materials and solutions for advanced manufacturing processes in the semiconductor and other high-technology industries. Our products and materials are used to manufacture semiconductors, micro-electromechanical systems, flat panel displays, light emitting diodes or LEDs, high-purity chemicals, such as photoresists, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.

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

We offer a diverse product portfolio that includes approximately 20,000 standard and customized products which include both unit driven and capital expense driven products. As a result of the Merger, unit-driven products now comprise approximately 80% of our combined sales, with the remaining balance being capital driven products. Our unit-driven products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Our unit-driven product class includes membrane-based liquid filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products, implant gas storage and delivery systems, copper electroplating materials, advanced precursor materials for thin film deposition and photoresist strip and post chemical mechanical planarization (CMP) or CMP cleaning materials and consumable graphite and silicon carbide components. Capital expense driven products, which generally have a lifetime of 18 months or more, rely on the expansion of manufacturing capacity to drive growth and include our fluid management components, systems and subsystems that transfer, monitor, and control process liquids used in the semiconductor manufacturing processes, gas filtration and purification components, systems and subsystems that remove contaminants at equipment and factory level for manufacturing, our process carriers that protect the integrity of in-process wafers and graphite, silicon carbide and specialty coated components for manufacturing equipment. Unit-driven products accounted for approximately 78%, 74%, and 66% of our net sales for fiscal years 2015, 2014 and 2013, respectively, while capital expense-driven products accounted for approximately 22%, 26% and 34% of our net sales for the fiscal years 2015, 2014 and 2013, respectively.

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

SEMICONDUCTOR INDUSTRY BACKGROUND

Semiconductors, or integrated circuits, are the building blocks of today’s electronics and the backbone of the information age. The market for semiconductors has grown significantly over past decades. This trend is expected to continue as the advanced connectivity of devices to the internet or the “internet of things”, gathers increasing momentum. We believe that the connected devices, ranging from everyday devices, such as light bulbs and home heating thermostats interconnected through wireless technology to the internet and the cloud to permit remote monitoring and control of the device, to connected automobiles that offer a new level of safety and comfort to vehicle operators, will drive growth in the demand for semiconductors and create significant opportunities for our products. This new trend will supplement existing demand driven by applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics.

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

Chemical Mechanical Planarization (CMP). The CMP process flattens, or planarizes, the topography of the surface of the wafer after deposition by use of mechanical force, CMP polishing pads and slurries containing abrasive particles in a chemical mixture.  The purpose of CMP is to permit the patterning of small features on the resulting smooth surface by the photolithography process.  We offer a broad range of products used by semiconductor manufacturers during and immediately following the CMP process.  Our PlanarClean® and ESC-784 formulated chemical materials remove defects from wafer surfaces after the CMP process, and passivate the surface to prevent subsequent corrosion.  Our filtration and purification systems are used to filter the liquid slurries and cleans chemistries to remove oversized particles and contaminants that can cause defects on a wafer’s surface, while not affecting the functionality of the solutions. Our Planarcore® polyvinyl alcohol (PVA) roller brushes are used in conjunction with our cleans chemistries to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations and our Planargem® pad conditioners are used to prepare the surface of the CMP polishing pad prior to every polishing cycle.

Photolithography. Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light-sensitive film composed of ultra-high purity chemicals in liquid form. The photoresist is exposed to specific forms of radiation, such as ultraviolet light, electrons or x-rays, to form patterns that eventually become the circuitry on the chip. This process is repeated many times, using different patterns and interconnects between layers to form the complex, multi-layer circuitry in a semiconductor chip. As device geometries decrease and wafer sizes increase, it is even more critical that these photoresists are dispensed onto the wafer with accurate thickness and uniformity, as well as with extremely low levels of contamination, so that manufacturers can achieve acceptable yields in the manufacturing process. Our liquid filtration and liquid dispense systems play a critical role in assuring the pure, accurate and uniform dispense of photoresists onto the wafer. In addition, ST and AP photoresist strip cleaning materials are proprietary chemistries used for negative resist removal, and our gas microcontamination control systems eliminate airborne amine contaminants that can disrupt effective photolithography processes.

Etch and Resist Strip. Etch is the process of selectively removing precise areas of thin films that have been deposited on the surface of a wafer.  It is used in conjunction with photolithography to define the multi-layer circuitry on a semiconductor chip.  The photolithography process defines the patterns that make up the circuitry. During etch, specific areas of the film not covered by photoresist are removed to leave a desired circuit pattern.  After the etch process, the hardened resist needs to be completely removed.  Advanced etch and resist strip applications require our ST-250™ and TitanKlean® formulated solutions to remove photo resists and post-etch residues, and our gas filters and purifiers to help assure the purity of the process gas streams used in the etch process.  As more and more materials are introduced at very advanced technology nodes, there is an increased need for wet chemistries that are capable of removing one material without removing anything else.   This is driving demand for selective wet etch formulations.

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

Technology Leadership. With the emergence of smaller and more powerful semiconductor devices, and the deployment of new materials and processes to produce them, we believe there is a need for greater materials management within the semiconductor fabrication process. We seek to extend our technology by developing advanced products that address more stringent requirements for greater purification, protection and transport of high value-added materials and for contamination control, fluid delivery and monitoring, and system integration. We also support our customers’ operations by developing advanced chemical materials for use in their critical fabrication processes. We continuously improve our products as our customers’ needs evolve. For example, we have introduced sub-10 nanometer filtration products, advanced deposition materials for next generation transistor and interconnect technologies, advanced reticle pods for extreme ultra violet or EUV photolithography applications, advanced 300mm wafer carriers and advanced e-chucks for implant equipment to meet the rigorous demands of the advanced technology nodes faced by our customers.

Global Presence. We have established a global infrastructure of design, manufacturing, distribution, service and technical support facilities to meet the needs of our customers. As semiconductor and other electronic device manufacturers have become increasingly global, they have required that suppliers offer comprehensive local repair, customer and technical support services. In response to this trend, we have, for example, expanded our operations in Taiwan and South Korea to provide manufacturing capabilities to support our important customers in these regions, we have established sales and service offices in China in anticipation of a growing semiconductor manufacturing base in that country and we have transferred customer support and logistics activities to local regions, including our expanded presence in Singapore, to enhance our global and regional management of supply chain and manufacturing processes, and we maintain advanced technology centers in Taiwan and South Korea. We maintain our customer relationships through a combination of direct sales and support personnel and selected independent sales representatives and distributors in Asia, Europe and the Middle East.

Operational Excellence. We have also established leading edge manufacturing plants located in the United States, Malaysia, Japan, South Korea and Taiwan that possess the advanced manufacturing capabilities described under Manufacturing below. We have consolidated management of these plants under a single global operations organization with a charter to drive these plants to achieve world class manufacturing and quality standards. Our strategy is to develop our advanced manufacturing capabilities into a competitive advantage with our customers through implementation of the following priorities:

•	use of manufacturing equipment and facilities incorporating leading edge technology including advanced clean-room and cleaning procedures;

•	implementation of standardized manufacturing systems stressing optimization of overall equipment operational effectiveness, predictive maintenance, and direct labor productivity;

•
implementation of automated quality systems that provide both process monitoring and process control throughout the manufacturing process as well as predictive quality data allowing us to predict and remediate potential quality excursions before they occur;

•	excellence of supply chain management systems that assure a supply of high quality raw materials that is reliable and responsive to the changing requirements for our products;

•	conduct of manufacturing operations so as to assure the safety of our employees and of the individuals using our products; and

•
a streamlined manufacturing organization well-aligned internally as well as with our customers that is capable of rapid design and development of prototypes of new and derivative products; rapid response to customer feedback concerning prototypes and ability to quickly commercialize and ramp production of prototypes accepted by our customers.

Strong Customer Base. We have established solid ongoing relationships with many of the world's leading semiconductor manufacturers, original equipment manufacturers (OEMs), and semiconductor materials suppliers. We intend to continue to leverage these relationships to participate in significant collaborations with our customers at the product design stage, which will facilitate our ability to introduce new products and applications that meet our customers’ needs. For example, we work with our key customers at the pre-design and design stages to identify and respond to their requests for current and future generations of products for emerging applications requiring cleaner materials as well as systems that maintain the integrity and stability of materials during transport through the manufacturing process. To respond to these opportunities we have developed advanced filtration and purification solutions as well a new packaging solutions based on process challenges identified by our customers. We believe that our large customer base will continue to be an important source of new product development opportunities that we intend to emphasize.

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

OUR SEGMENTS

We design, manufacture and market our products through two business segments: (i) our critical materials handling segment, which offers a wide range of products that purify, monitor and deliver critical liquids and gases to the semiconductor manufacturing process and similar manufacturing processes as well as microenvironments products to preserve the integrity of wafers, reticles and electronic components at various stages of transport, processing and storage and materials, components and services to a wide range of customers in the semiconductor industry and in adjacent and unrelated industries; and (ii) our electronic materials segment which offers a wide range of materials and materials delivery systems to support the advanced semiconductor manufacturing processes. Each segment has dedicated manufacturing resources managed by our global operations organization, and is composed of product-focused business units. Each business segment has its own dedicated marketing and engineering, research and development resources. The following is a detailed description of our two segments:

CRITICAL MATERIALS HANDLING SEGMENT

Liquid Microcontamination Control Products. Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly reduce defects and improve the manufacturing yield. Specially designed proprietary filters remove nanometer-sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene flat sheet membranes that offer improved bubble clearance and gel removal to prevent defects in the wafers that occur if these elements are not removed. Our low hold-up volume disposable filters, with flat sheet membranes, use our Connectology® technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during change out. In addition to the filtration of particles from fluids, we have also expanded our offerings for chemical purification, which targets the removal of specific molecules from a process chemical, to improve yield in processes such as wet cleaning.

Microenvironments Products. Our microenvironment products fall into three sub-categories, wafer and reticle handling products, wafer shipping products and data storage products. We are a global producer of wafer and reticle handling products. We offer a wide variety of products that hold and position wafers as they travel between each piece of equipment used in the automated semiconductor manufacturing process. These specialized carriers provide precise wafer positioning, wafer protection and highly reliable and predictable cassette interfaces in automated fabs. Semiconductor manufacturers rely on our products to improve yields by protecting wafers from abrasion, degradation and contamination during the manufacturing process. We provide standard and customized products that meet a spectrum of industry standards and customers’ wafer handling needs including front opening unified pods or FOUPs, wafer transport and process carriers, standard mechanical interface or SMIF pods and work-in-process boxes. To meet our customers’ varying wafer processing and transport needs, we offer wafer process carriers in a variety of materials, including advanced polymeric materials, and in sizes ranging from 100 mm through 300 mm. In addition, we offer FOUPs for developmental 450 mm wafers. We also provide mask and reticle handling products, including reticle SMIF pods for the protection of extremely valuable and contamination-sensitive lithography reticles. We are also a global provider of critical shipping products that preserve the integrity of raw silicon wafers as they are transported from wafer manufacturers to semiconductor manufacturers or finished wafers shipped to back end processors. We lead the market with our extensive, high-volume line of Ultrapak® and Crystalpak® products which are supplied to wafer manufacturers in a full range of sizes covering 100, 125, 150 and 200 mm wafers. We also offer a full-pitch, front-opening shipping box, or FOSB, for the transportation and automated interface of 300 mm wafers. For developmental 450 mm wafers, we offer a Single Wafer Shipper, a Multi-Application Carrier, or MAC, and a FOUP.

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

Fluid Management Solutions Products. We offer chemical management and distribution systems that assure the consistent, clean and safe delivery of sophisticated chemicals to the point-of-use in the semiconductor fab. Most of these products are made from perfluoroalkoxy or PFA, a fluoropolymer resin widely used in the semiconductor industry because of its high purity and inertness to chemicals. The innovative design and reliable performance of our products under the most stringent of process conditions has made us a leader in high-purity fluid transfer products. Both semiconductor manufacturers and semiconductor OEMs use our chemical management and distribution products. Our comprehensive product line provides our customers with a single-source provider for their process chemical management needs throughout the manufacturing process. Our chemical management and distribution products include valves, fittings, tubing, pipe, custom fabricated products and associated connection systems for high-purity chemical applications.

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

Specialty Materials Products. These products are made from specialized graphite or silicon carbide. Our Poco Graphite products sold to the semiconductor industry are used for critical components for semiconductor manufacturing equipment at various stages of the semiconductor manufacturing process including chemical vapor deposition or CVD, where our expendable graphite chamber liners and shower heads are critical components used in the CVD chamber; dry or plasma etch, where our consumable graphite components deliver, baffle and confine the process gases during the etch process; and ion implant, where our consumable graphite components are critical elements of ion implantation equipment. In addition, our POCO® premium graphite is used to make precision consumable electrodes for electrical discharge machining, a non-contact precision thermoelectric machining process for hard and exotic metals and other materials. Poco Graphite also manufactures a number of graphite hot glass contact materials for use in the manufacture of glass containers. Finally, Poco Graphite manufactures a number of graphite consumable products for various industrial applications including bushings and thrust washers for aerospace applications, substrates for industrial print heads, components for scan heads in industrial optical applications, cathodes for fuel cells and materials for manufacturers of artificial heart valves for human implantation.

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

ELECTRONIC MATERIALS SEGMENT

Specialty Gas Solutions Products. Among the primary issues for semiconductor manufacturers are production throughput, cost, and safety because of the hazardous properties of the gases used in the ion implant processes. Our patented Safe Delivery Source® (SDS®) solutions use a standard gas cylinder containing a carbon-based adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over traditional high-pressure and mechanical cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. These advantages have led the majority of significant semiconductor manufacturers to adopt this technology as the industry standard for dopant gas delivery. Materials packaged in SDS systems include primarily arsine, phosphine, germanium and boron trifluoride. The third generation of SDS products, called SDS®3, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The two to three times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers. We also offer VAC® (Vacuum Actuated Cylinders), a complementary technology to SDS where select implant gases are stored under high pressure but delivered sub-atmospherically.

Our Wafergard® particle and molecular filtration products filter the gas entering the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce out gassing and improve corrosion resistance. Our GateKeeper® purifiers chemically react with and absorb contaminants, such as oxygen and water, to prevent contamination, and our Chambergard™ vent diffusers reduce particle contamination and processing cycle times. We offer a wide variety of gas purification products to meet the stringent requirements of semiconductor processing. Our GateKeeper® Gas Purification Systems contain dual-resin beds, providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers. Our product line also includes filter housings and Vaporsorb™ hybrid media chemical air filters which purify air entering tool enclosures and remove airborne molecular contaminants.

Advanced Deposition Materials Products. Several processes for depositing thin films such as CVD and atomic layer deposition (ALD) processes are enabled by advanced liquid, gaseous and solid precursors. We believe that we are well-positioned for the incorporation of ALD processes by the semiconductor industry with our ProE-Vap® ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high-k gates. We have also successfully adapted the carbon adsorption technology used in SDS and incorporated it into products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or PE-CVD, processes using low-k materials, pre-metal dielectric high-density plasma, or HDP-CVD, and films using phosphine gases and thermal deposition processes using germane gases. Given the increasing need for new materials used in leading edge semiconductor processes, we are also developing a portfolio of new deposition products to meet the future needs of our customers.

Surface Preparation and Integration Products. We believe that we are a market leader in copper electroplating materials and processes in semiconductor development and manufacturing with our Viaform® (a trademark of Enthone Inc.) product, which includes inorganic and proprietary organic molecules that provide the wiring for copper interconnects allowing manufacturers to eliminate processing steps. We also focus on the total copper integration scheme with post-chemical mechanical planarization

(CMP) cleaning solutions. Our ST and AP photoresist strip and post-CMP cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal, and corrosion prevention. In addition to filters for the purification of CMP liquid chemical slurries, we offer a line of consumable PVA roller brush products to clean the wafer following the CMP process. Our unique Planarcore™® PVA brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer-to-wafer cleaning performance. In addition, our Planargem® pad conditioners, based on our silicon carbide capabilities, offer unique preparation solutions for each distinct CMP pad application, with significant improvement in CMP pad life.

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

Our most significant customers based on sales in 2015 include virtually all of the leading semiconductor device makers and equipment makers and leading wafer grower companies. We also sell our products to flat panel display OEMs, materials suppliers and manufacturers. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In our other high-technology markets, our customers include manufacturers and suppliers in the solar and life science industries and, for our Poco Graphite products, electrical discharge machining customers, glass container manufacturers, aerospace manufacturers and manufacturers of biomedical implantation devices.

In 2015, 2014 and 2013, net sales to our top ten customers accounted for approximately 44%, 42% and 34%, respectively, of combined net sales. In 2015 and 2014, one individual customer accounted for approximately 12% and 14% of our net sales, respectively. In 2013, no single customer accounted for ten percent or more of net sales. International net sales represented 77%, 75% and 71%, respectively, of net sales in 2015, 2014 and 2013. Approximately 2,400 customers purchased products from us during 2015.

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

SALES AND MARKETING
We sell our products worldwide, primarily through our direct sales force and strategic independent distributors located in offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2015, our sales and marketing force consisted of 526 employees worldwide. Our direct sales force is also supplemented by independent distributors, sales representatives and agents, which are directed to specific market segments.

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

The market for our products is highly fragmented, and we compete with a number of different companies. Our liquid filtration and other contamination control products compete with product offerings from a wide range of companies including both large companies, such as Pall Corporation, which was acquired by Danaher Corporation in 2015, as well as small Asian filter manufacturers. Our microenvironment product lines face competition largely on a product-by-product basis. We face competition from mid-size Japanese companies such as Miraial Co. Ltd. and Shin-Etsu Polymer Co., Ltd. and from small regional suppliers such as Gudeng Precision Industrial Co., Ltd. and e.PAK Resources Pte. Ltd. These companies compete with us primarily in 200 mm and below, and 300 mm applications. Our fluid management solutions products also face worldwide competition from companies such as Gemu Valves, Inc., Integrated Automation, Inc. (CKD) and Tokyo Keiso Co., Ltd. Our materials packaging products primarily compete with glass and plastic bottle manufacturers. Our Poco Graphite products compete with products manufactured by companies such as Mersen (France), Tokai Carbon Co., Ltd. (Japan) and Toyo Tanso Co., Ltd. (Japan). There are numerous domestic and foreign companies that offer products that compete with our Electronic Materials products including Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, Dow Chemical Company (including Rohm and Haas), BASF and Air Liquide as well as several smaller companies that specialize in niche markets. Our SDS adsorbent based sub-atmospheric gas delivery systems face competition from Praxair, Inc. as well as from a number of companies that compete with high-pressure gas cylinders and solid sources. Our gas filtration products compete with companies such as SAES Pure Gas, Inc., Donaldson Company, Inc. and Mott Corporation. Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. We believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor.

ENGINEERING, RESEARCH AND DEVELOPMENT

Our aggregate engineering, research and development expenses in 2015, 2014 and 2013 were $105.9 million, $87.7 million and $55.3 million, respectively. As of December 31, 2015, we had 454 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect to products incorporating externally owned technologies when we believe it is in our long-term interests to do so. These R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. We also participate in joint development efforts with several key semiconductor manufacturers, advanced technology developers, and semiconductor equipment manufacturers.

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

Key elements of our engineering, research and development expenditures over the past three years have included the development of new product platforms to meet the manufacturing needs for 28 and 20 nanometer and smaller semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes and more demanding platforms for contamination control for 300 mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) and EUV photolithography, and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. We made additional investments in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes, including the development of a manufacturing capability for the production of Single Wafer Carriers, Multi Application Carriers and FOUPs for the next generation 450 mm wafers. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our engineering, research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI®), an association of semiconductor equipment suppliers, and leading industry consortia, such as the Interuniversity Microelectronics Centre (imec®) and Semiconductor Manufacturing Technology (SEMATECH), including its Global 450 Consortium (G450C). For example, we have participated with SEMI to develop specifications for the next generation wafer shipping and handling products and with a major customer to develop specific wafer handling products for 450 mm wafers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

We also form strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of our products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. We have a strategic alliance with Enthone, Inc. (Enthone), a subsidiary of Alent plc, pursuant to which we hold the exclusive worldwide marketing and distribution rights to Enthone’s copper ECD products, including its ViaForm products. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for us. We also have smaller alliances and programs in Asia to enhance our core technology base and promote the introduction of new and innovative products.

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

•
Cartridge Manufacturing. We fabricate the membrane we manufacture as well as membranes manufactured by others into finished filtration cartridges in a variety of configurations. The fabrication process involves membrane processing into pleated and other configurations around a central core and enclosing it in a framework of end caps and protective screening for use in fabricated cartridge housings. We also manufacture filter cartridges that are integrated into their own housings and incorporate our patented Connectology™® quick connect technology.

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

•
Gas Delivery Systems. We use state of the art, secure gas cabinets with advanced leak monitoring capabilities and have established protocols, flow charts, work instructions and quality and safety assurance procedures to assure the safe, efficient and cost effective filling of gas cylinders.

We have made significant investments in systems and equipment to create innovative products and tool designs, including metrology and 3D printing capabilities for rapid analysis and production prototype of products.

In addition we use contract manufacturers for certain of our gas microcontamination control and other electronic materials products both in the U.S. and Asia.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2015 our combined patent portfolio included 643 current U.S. patents, 1,320 current foreign patents, including counterparts to U.S. filings, 309 pending U.S. patent applications, 73 pending filings under the Patent Cooperation Treaty not yet nationalized and 1,054 pending foreign patent applications. While we believe that patents may be important for aspects of our business, we believe that our success also depends upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, we do not consider any particular license to be material to our business. We also license our technology to third parties from time to time and, in particular, as required for our patented technology to be designated as the standard by SEMI or other standard setting organizations within the semiconductor industry.

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

EMPLOYEES

As of December 31, 2015, we had 3,419 full-time employees, as well as approximately 138 temporary and part-time employees. Of our full-time employees, 454 work in engineering, research and development and 526 work in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain European countries.
INFORMATION ABOUT OUR OPERATING SEGMENTS
Our financial reporting segments are Critical Materials Handling (CMH), and Electronic Materials (EM). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis below for a discussion of revenue and segment profitability with respect to each of these reporting segments, which discussion is incorporated herein by reference. See also note 15 to our consolidated financial statements. Further, in 2015, 2014 and 2013 approximately 77%, 75% and 71%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is also discussed in note 15 to the Entegris, Inc. consolidated financial statements (the “Financial Statements”) included in response to Item 8 below, which note is incorporated herein by reference.

OTHER INFORMATION

Our shareholder rights plan, which was originally adopted by our Board of Directors on July 27, 2005, expired pursuant to its terms on August 8, 2015, along with the preferred share purchase rights issued thereunder.

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
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list, as of January 31, 2016, of our Executive Officers. All of the Corporate Officers listed below were elected to serve until the first Directors Meeting following the 2016 Annual Stockholders Meeting.

Name	Age	Office	First Appointed To Office*
CORPORATE OFFICERS
Bertrand Loy	50	President & Chief Executive Officer	2001
Gregory B. Graves	55	Executive Vice President, Chief Financial Officer & Treasurer	2002
Peter W. Walcott	69	Senior Vice President, Secretary & General Counsel	2001
John J. Murphy	63	Senior Vice President, Human Resources	2005
Todd Edlund	53	Senior Vice President & Chief Operating Officer	2007
Christian F. Kramer	53	Senior Vice President & Chief Commercial Officer	2014
William Shaner	48	Senior Vice President, Global Operations	2007
Corey Rucci	56	Vice President, Business Development	2014
Gregory Marshall	58	Vice President, Quality and EH&S	2011
Michael D. Sauer	50	Vice President, Controller & Chief Accounting Officer	2011
* With either the Company or a predecessor company

Bertrand Loy has served as our Chief Executive Officer, President and a director since November 2012. Prior to his promotion, Mr. Loy served as our Executive Vice President and Chief Operating Officer since 2008. From August 2005 until July 2008, he served as our Executive Vice President and Chief Administrative Officer in charge of our global supply chain and manufacturing operations. He served as the Vice President and Chief Financial Officer of Mykrolis from January 2001 until August 2005. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore Corporation during 1999 and 2000. From 1995 until 1999, he served as the Division Controller and Head of Manufacturing for Millipore’s Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan. Mr. Loy served as a director of BTU International, Inc., (supplier of advanced thermal processing equipment) until its acquisition in January 2015. He also serves as a director of Harvard Bioscience, Inc. (scientific equipment) since November 2014 and Semiconductor Equipment and Materials International (“SEMI”) (global high technology manufacturing trade association) since July 2013.

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

John J. Murphy joined us as our Senior Vice President, Human Resources in October 2005. He served as the Senior Vice President Human Resources of HNTB, an engineering and architectural services firm, from February 2004 until October 2005 and as Corporate Vice President, Human Resources of Cadence Design Systems, Inc. from May 2000 through October 2003. Prior to that Mr. Murphy held senior human resources positions with Williams Companies, L.M. Ericsson Telephone Company and General Electric Company.

Todd Edlund has been our Senior Vice President and Chief Operating Officer since November 2014. Prior to that he was Senior Vice President and General Manager of our Critical Materials Handling business and prior to the merger with ATMI, he was the Vice President and General Manager of our Contamination Control Solutions Division since December 2007. He served as the Vice President and General Manager of our Liquid Systems Business Unit from 2005 to 2007, and prior to that as Entegris Minnesota’s Vice President of Sales for semiconductor markets from 2003 to 2005. Prior to 2003, Mr. Edlund held a variety of positions with our predecessor companies since 1995.

Christian F. Kramer has been our Senior Vice President and Chief Commercial Officer since November of 2014; prior to that he served as Senior Vice President and General Manager of our Electronic Materials businesses since the merger with ATMI. Prior to that Mr. Kramer served ATMI as Senior Vice President and General Manager, Microelectronics, since February 2013. Mr. Kramer joined ATMI in 2010 and, through 2012, served as Senior Vice President of ATMI Material Solutions. Prior to joining

ATMI, Mr. Kramer was Vice President, Global Strategic Account Management for Tokyo Electron America, a global manufacturer of capital equipment used in the semiconductor industry, from 1998 through 2010. Prior to that, Mr. Kramer held various commercial leadership positions in the semiconductor industry.

William Shaner has been our Senior Vice President Global Operations since February 2014. Previously he served as our Vice President and General Manager, Microenvironments Division since 2007. He has served in a variety of sales, marketing, business development and engineering roles since joining Entegris in 1995.

Gregory Marshall has been our Vice President, Quality and EH&S since March of 2010. Prior to that he served as our Global Director of Quality since the merger with Mykrolis Corporation, prior to which he served as the Director of Quality for Mykrolis. Prior to joining Mykrolis, Mr. Marshall served as the Director of US Quality for Kokusai Semiconductor Equipment Corporation.

Corey Rucci assumed his current position of Vice President, Business Development in February 2014. Prior to that he served as Vice President and General Manager of our Specialty Materials Division since 2011 and as General Manager of Poco Graphite, Inc. (POCO) since 2008 when we acquired POCO. Prior to joining Entegris, Mr. Rucci served POCO as the President and Chief Operating Officer since 2007, Chief Operating Officer since 2005, Chief Financial Officer since 2001 and Vice President of Business Development since 1998. Prior to that he worked at UNOCAL Corp. for 17 years in a variety of accounting, marketing and business development roles.

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

Our sales are somewhat concentrated on a small number of key customers and, therefore, our net sales and profitability may materially decline if one or more of our key customers does not continue to purchase our existing and new products in significant quantities. We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have a significant impact on our operating results. Our top ten customers accounted for 44%, 42% and 34% of our net sales in 2015, 2014 and 2013, respectively. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us entirely, our net sales and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line, a change in the manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments. For example, our EM customers’ and their customers’ aggressive management of inventory has already adversely affected EM’s results of operations in the past and may adversely affect future results of operations.

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

We may not effectively penetrate new markets. Part of our business strategy is to leverage our expertise in our core competencies for growth in new and adjacent markets, such as photovoltaic cells, LEDs, flat panel displays, lithium ion batteries and magnetic storage devices and life sciences. Our ability to grow our business could be limited if we are unable to execute on this strategy.

Certain of our EM products are used to transport toxic gases used in the semiconductor manufacturing process. Our patented SDS systems use a standard gas cylinder containing a carbon-based adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure to minimize potential leaks of gas during transportation and use. Likewise our VAC systems use a complementary technology where select implant gases are stored under high pressure but delivered sub-atmospherically. While we believe that these delivery systems are the safest available in the industry, as with any products involved in the transport and storage of toxic gases, if a leak were to occur during transport or during storage at our customers’ location, serious damage could result including injury or death to any person exposed to those toxic gases creating significant product liability for us. While we believe we maintain adequate levels of product liability insurance, there can be no assurance that our insurance will be adequate to satisfy any such liabilities and our financial results or financial condition could be adversely affected.

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

Risks Related to Our Indebtedness

We will have a substantial amount of indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and to make payments on the indebtedness. As of December 31, 2015, we have an aggregate principal amount of approximately $667 million of outstanding total indebtedness, comprised of our 6% senior unsecured notes due April 1, 2022 (“Notes”) and our senior secured term loan facility due 2021 (“Term Loan”). In addition we have approximately $75 million of unutilized capacity under a senior secured asset-based revolving credit facility (“ABL Facility”), which is subject to a borrowing base.

Subject to the limits contained in the credit agreements governing our Term Loan and our ABL Facility, and the indenture that governs the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to investors, including:

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

In addition, the indenture that governs the Notes and the credit agreements governing our Term Loan and our ABL Facility contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above and prevent us from fulfilling our obligations under our existing indebtedness. We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Notes and the credit agreements governing our Term Loan and our ABL Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with the holders of the Notes and the lenders under the Term Loan and the ABL Facility in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our Company. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Our Term Loan also provides that we will have the right at any time to request additional loans and commitments, and to the extent that the aggregate amount of such additional loans and commitments exceeds $225 million, the incurrence thereof will be subject to our secured net leverage ratio being less than a specified ratio, or in the case of unsecured loans or other unsecured debt, or loans or other debt secured by junior liens, our total net leverage ratio being less than a specified ratio. The lenders under these facilities will not be under any obligation to provide any such additional term loans or commitments, and any additional term loans or increase in commitments will be subject to several conditions precedent and limitations. If new debt is added to our current debt levels, the related risks that the Company now faces could intensify.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements governing our Term Loan and our ABL Facility, and the indenture that governs the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

The terms of our credit agreements governing our Term Loan and our ABL Facility, and the indenture governing the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. The credit agreements governing our Term Loan and our ABL Facility and the indenture that governs the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants under the indenture that governs the Notes or under the credit agreements governing our Term Loan and our ABL Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our ABL Facility would permit the lenders under our ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Term Loan and our ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Term Loan and our ABL Facility to avoid being in default. If we breach our covenants under our Term Loan and our ABL Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs we would be in default under the applicable facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The restrictions contained in the credit agreements governing our Term Loan and our ABL Facility and the indenture that governs the Notes could adversely affect our ability to:

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

Manufacturing Risks

Our dependence on single and limited source suppliers could affect our ability to manufacture our products. We rely on single or limited source suppliers for some plastic polymers, filtration membranes, petroleum coke and the various materials, such as chemicals and gases, which we use in the production of our EM products, that are critical to the manufacturing of our products. At times, we have experienced a limited supply of certain polymers as well as the need to substitute polymers, resulting in delays, increased costs and the risks associated with qualifying new polymers with our customers. An industry-wide increase in demand for these polymers could affect the ability of our suppliers to provide sufficient quantities to us. If we are unable to obtain an adequate quantity of such supplies, our manufacturing operations may be interrupted.

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

Our membrane manufacturing operations may be disrupted if we are unable to successfully transition manufacturing to our own facility. The Membrane Manufacturing and Supply Transition Agreement (the Membrane Agreement) between us and EMD Millipore Corporation, dated November 22, 2013, provides that our lease of space in Millipore’s Bedford, Massachusetts facility and our right to use certain manufacturing equipment owned by Millipore expires on June 30, 2016. While we have opened a new membrane manufacturing plant in Bedford, MA to house these membrane manufacturing operations, qualification of this new membrane manufacturing plant is still under way and will require significant lead time to complete. In addition, the transition of membrane manufacturing operations to this new facility, which will also consolidate certain other existing operations in Massachusetts, continues to be complex and time consuming. In addition, our current membrane manufacturing is operating at capacity. Consequently, delays in completion of the qualification of our new membrane manufacturing facility or a failure to execute the transition of our membrane manufacturing operations effectively and expeditiously might disrupt our manufacture of membrane, exacerbate our capacity constraints and result in a loss of customers or exposure to warranty, product liability claims and breach of contract claims.

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

We incur significant cash outlays over long-term periods in order to research, develop, manufacture and market new products that may never reach market or may have limited market acceptance. We make significant cash expenditures to engineer, research, develop and market new products. For example, we incurred $105.9 million, $87.7 million and $55.3 million for engineering, research and development expense in 2015, 2014 and 2013, respectively. The development period for a product can be very long. Following development, it may take a number of years for sales of that product to reach a substantial level, if ever. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our profitability could decline and our prospects could be harmed. For example, as noted above, while we have made significant capital investments to develop the capability to manufacture shippers and FOUPs for 450 mm wafers, the size and timing of the development of the market for 450 mm wafer shippers and FOUPs remains uncertain. Major semiconductor manufacturers have delayed the implementation of 450 mm manufacturing while others have announced that they would not initiate 450 mm manufacturing until after 2020, so we cannot assure you that we will be able to successfully sell significant quantities of our 450 mm shipper and FOUP products or realize a return on our investment in the near term or ever.

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

International Risks

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may cause our profitability to decline due to increased costs. Sales to customers outside the United States accounted for approximately 77%, 75% and 71%, respectively, of our net sales in 2015, 2014 and 2013, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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

In addition, certain countries require import and other special licenses in order for certain of our products to be imported into or sold in that country. Our inability to satisfy these requirements in a timely manner has in the past, and may continue to, prevent us from meeting our customers’ expectations in these countries and to lose sales. For example, in response to recent explosions at gas storage facilities in Singapore and China, the import of gas canisters and chemicals viewed as dangerous have come under increased regulatory scrutiny by governmental officials. This increased regulation may impair the ability of our Electronic Materials business segment to import those products into Singapore and China and may cause us to lose sales.

Our results of operations could be adversely affected by changes in taxation or by adverse tax rulings. We have facilities in foreign countries and, as a result, are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate. In addition, we are subject to laws and regulations in various locations that govern the determination of which is the appropriate jurisdiction to decide when and how much profit has been earned and is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations could affect our ability to realize those deferred tax assets, which could also affect our results of operations. Each quarter we forecast our tax liability based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax liability may change.

We have undertaken a number of complex internal reorganizations of our foreign subsidiaries in order to rationalize and streamline our foreign operations, focus our management efforts on certain local opportunities and to take advantage of favorable business conditions in certain localities. While we have exercised diligence in undertaking this internal reorganization, there can be no assurance that this reorganization, or any future internal reorganization, will not result in adverse tax consequences in the United States or in foreign countries in which we have operations. This could adversely impact our profitability from foreign operations and result in a material reduction in our results of operations.

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

Risks Related to Owning our Common Stock

The price of our common stock has been volatile in the past and may be volatile in the future. The price of our common stock has been volatile in the past and may be volatile in the future. While in 2015 the closing price of our stock on The NASDAQ Global Select Market (“NASDAQ”) ranged from a low of $12.01 to a high of $15.02, on January 21, 2016, the closing price of our stock was $10.60, and, as in past years, the price of our common stock may show greater volatility.

The trading price of our common stock is subject to significant volatility in response to various factors, some of which are beyond our control, including the following: the failure to meet the published expectations of securities analysts; changes in financial estimates by securities analysts; press releases or announcements by, or changes in market values of, comparable companies; volatility in the markets for high-technology stocks, general stock market price and volume fluctuations, which are particularly common among securities of high-technology companies; stock market price and volume fluctuations attributable to inconsistent trading volume levels; the cyclicality of the semiconductor industry and a potential industry downturn; our performance; our ability to repay when due any debt obligations we may incur in the future; our ability to respond to rapid shifts in demand; our ability to compete effectively; loss of key customers or decline in order volumes for new and existing products; our high fixed costs; manufacturing difficulties; risks associated with our significant foreign operations; additions or departures of key personnel; involvement in or adverse results from litigation; and perceived dilution from stock issuances.

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

Changes in the securities laws and regulations have in the past and may continue to increase our costs, and any future changes would likely increase our costs. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as related rules and listing standards promulgated by the Securities and Exchange Commission and the NASDAQ, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules and listing standards has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. While these costs are no longer increasing, they may in fact increase in the future. In addition, due, at least in part, to the turmoil over the past several years in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NASDAQ, have enacted additional changes in their laws, regulations and rules and may be contemplating additional changes. These changes, and any such future changes, may cause our legal and financial accounting costs to increase. We also expect these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of us, which could decrease the value of your shares. Our certificate of incorporation and by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing, research and equipment cleaning facilities in the United States, Japan, France, Taiwan, South Korea and Malaysia. Information about our principal facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned
Bedford, Massachusetts(1)	Research &Manufacturing	80,000	Owned
Billerica, Massachusetts(1) (2)	Executive Offices, Research & Manufacturing	175,000	Leased
Bloomington, MN(1)	Research & Manufacturing	68,000	Leased
Burnet, TX(3)	Research & Manufacturing	77,000	Owned
Chaska, Minnesota(1)	Executive Offices, Research & Manufacturing	186,000	Owned
Colorado Springs, CO(1)	Manufacturing	82,000	Owned
Colorado Springs, CO(1)	Manufacturing	40,000	Leased
Danbury, CT(3)	Research & Manufacturing	73,000	Leased
Danbury, CT(3)	Executive Offices	31,000	Leased
Decatur, Texas(1)	Manufacturing	359,000	Owned
Hsin-chu, Taiwan(1) (3)	Executive Offices, Research &Manufacturing	109,000	Leased
Yangmei City, Taiwan(1)	Manufacturing	40,000	Leased
JangAn, South Korea(3)	Manufacturing	127,000	Owned
Kulim, Malaysia(1)	Manufacturing	195,000	Owned
Montpellier, France(1)	Cleaning Services	53,000	Owned
Suwon, South Korea(1) (3)	Executive Offices & Research	42,000	Leased
Tokyo, Japan(1) (3)	Executive Offices & Research	27,000	Leased
Wonju City, South Korea(1)	Manufacturing	39,000	Owned
Yonezawa, Japan(1)	Manufacturing	185,000	Owned

1.	Facility used by our Critical Materials Handling segment.

2.	This lease has been extended through March 31, 2019 and is subject to one five-year renewal option.

3.	Facility used by our Electronics Materials segment.

We lease approximately 4,200 square feet of manufacturing space in a facility located at 80 Ashby Road, Bedford, Massachusetts owned by EMD Millipore Corporation pursuant to a Membrane Manufacturing and Supply Transition Agreement that expires June 30, 2016. We also lease approximately 13,000 square feet of research and development and manufacturing office space located in San Diego, California, approximately 31,000 square feet of office, research and development and manufacturing space located in Franklin, Massachusetts, an aggregate of approximately 23,000 square feet of manufacturing space in Anseong, South Korea, approximately 15,000 square feet of office space in Round Rock, Texas, and approximately 3,300 square feet of office space in Tempe, Arizona.

We lease approximately 10,000 square feet for our Asia manufacturing management offices in Singapore. In addition, we maintain a worldwide network of sales, service, repair or cleaning centers in the United States, Germany, France, Israel, Japan, Malaysia, Taiwan, Singapore, China and South Korea. Leases for our facilities expire through December 2019. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

We believe that our facilities are well-maintained and suitable for their respective operations. All of our facilities are generally utilized within a normal range of production volume.

Item 3. Legal Proceedings.

As of December 31, 2015, we were not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows. From time to time the Company may be a party to litigation involving claims against the Company arising in the ordinary course of our business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders:
Entegris’ Common Stock, $0.01 par value, trades on the NASDAQ Global Select Market under the symbol “ENTG”. The following table sets forth the high and low sales prices of the Company shares for each full quarterly period during 2015 and 2014. As of February 22, 2016 there were 1,222 shareholders of record. On February 22, 2016, the last sale price reported on the Nasdaq Global Select Market for our common stock was $12.12 per share.

	2015		2014
	Low	High	Low	High
First quarter	$11.90	$13.94	$10.20	$12.50
Second quarter	$13.02	$15.11	$10.69	$13.86
Third quarter	$12.63	$15.20	$11.43	$14.05
Fourth quarter	$12.36	$14.32	$10.67	$13.96
Dividend Policy:
The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business operations and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the credit agreements governing our Term Loan and our ABL Facility and the indenture that governs the Notes contain restrictions that limit our ability to pay dividends.
Issuer Sales of Unregistered Securities During the Past Three Years:
None
Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2010 through December 31, 2015 with cumulative total return of (1) The NASDAQ Composite Index (NASDAQ), and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading December 31, 2010 in Entegris, Inc. common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Entegris, Inc.	$100.00	$116.87	$122.89	$155.15	$176.84	$177.64
NASDAQ Composite	100.00	99.17	116.48	163.21	187.27	200.31
Philadelphia Semiconductor Index	100.00	89.63	96.08	136.28	179.15	176.25
Issuer Purchases of Equity Securities:

The Company repurchased none of its common stock in 2015.

On February 5, 2016, the Company’s Board of Directors authorized a repurchase program covering up to an aggregate of $100 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The authorization expires February 17, 2017.
Item 6. Selected Financial Data.
The table that follows presents selected financial data for each of the last five years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 include the results of operations of ATMI, Inc. since April 30, 2014. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

(In thousands, except per share amounts)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Operating Results
Net sales	$1,081,121	$962,069	$693,459	$715,903	$749,259
Gross profit	470,231	376,683	294,214	307,383	325,930
Selling, general and administrative expenses	198,914	231,833	137,123	147,405	140,847
Engineering, research and development expenses	105,900	87,711	55,320	50,940	47,980
Amortization of intangible assets	47,349	37,067	9,347	9,594	10,225
Contingent consideration fair value adjustment	—	(1,282)	(1,813)	—	—
Operating income	118,068	21,354	94,237	99,444	126,878
Income (loss) before income taxes and equity in affiliate net income (loss)	92,185	(13,392)	96,195	99,703	127,964
Income tax expense (benefit)	10,202	(21,572)	21,669	30,881	4,217
Net income	80,296	7,887	74,526	68,825	124,246
Net income attributable to Entegris, Inc.	80,296	7,887	74,526	68,825	123,846
Earnings Per Share Data
Diluted earnings per share	$0.57	$0.06	$0.53	$0.50	$0.91
Weighted average shares outstanding – diluted	141,121	140,062	139,618	138,412	136,223
Operating Ratios – % of net sales
Gross profit	43.5%	39.2%	42.4%	42.9%	43.5%
Selling, general and administrative expenses	18.4	24.1	19.8	20.6	18.8
Engineering, research and development expenses	9.8	9.1	8.0	7.1	6.4
Amortization of intangible assets	4.4	3.9	1.3	1.3	1.4
Contingent consideration fair value adjustment	—	(0.1)	—	—	—
Operating income	10.9	2.2	13.6	13.9	16.9
Income (loss) before income taxes and equity in affiliate net income (loss)	8.5	(1.4)	13.9	13.9	17.1
Effective tax rate	11.1	161.1	22.5	31.0	3.3
Net income attributable to Entegris, Inc.	7.4	0.8	10.7	9.6	16.5
Cash Flow Statement Data
Depreciation and amortization	$101,654	$83,704	$38,815	$37,607	$37,064
Capital expenditures	71,977	57,733	60,360	49,929	30,267
Net cash provided by operating activities	120,918	126,423	109,402	115,162	157,286
Net cash used in investing activities	(63,638)	(860,295)	(47,029)	(72,467)	(28,431)
Net cash (used in) provided by financing activities	(92,787)	747,648	(3,895)	10,890	10,864
Balance Sheet and Other Data
Current assets	$710,762	$765,655	$612,305	$579,324	$502,999
Current liabilities	175,550	262,520	97,585	93,263	92,594
Working capital	535,212	503,135	514,720	486,061	410,405
Current ratio	4.05	2.92	6.27	6.21	5.43
Long-term debt, including current maturities	667,287	766,796	—	—	—
Shareholders’ equity	802,883	748,441	756,843	694,799	608,238
Total assets	1,657,940	1,762,091	875,294	811,544	724,663
Return on average shareholders’ equity – %	10.4%	1.0%	10.3%	10.6%	23.2%
Shares outstanding at end of year	140,716	139,793	138,734	138,458	135,821

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

Cautionary Statements
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “may,” "will,” “would,” “could,” “should” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limitation, the risks described under Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2015 under the headings “Risks Relating to our Business and Industry,” “Risks Related to our Indebtedness,” “Manufacturing Risks,” “International Risks” and “Risks Related to Owning Our Common Stock” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission. Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

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
The Company is a leading provider of a wide range of products and services for purifying, protecting and transporting the critical materials used in processing and manufacturing in the microelectronics and other high-technology industries. Entegris derives most of its revenue from the sale of products and services to the semiconductor and related industries. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers as well as thin film transistor-liquid crystal display (TFT-LCD) and hard disk manufacturers, which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.
The Company offers a diverse product portfolio which includes more than 20,000 standard and customized products that it believes provide the most comprehensive offering of contamination control solutions and microenvironment products and services to maintain the purity and integrity of critical materials used by the semiconductor and other high-technology industries. Certain of these products are unit-driven and consumable products that rely on the level of semiconductor manufacturing activity to drive growth, while others are capital-expenditure driven and rely on expansion of manufacturing capacity to drive growth. The Company’s unit-driven and consumable products includes membrane-based liquid filters and housings, metal-based gas filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products and consumable graphite and silicon carbide components used in plasma etch, ion implant and chemical vapor deposition processes in semiconductor manufacturing. The Company’s capital expense-driven products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids used in these manufacturing processes, and process carriers that protect the integrity of in-process wafers.

Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of the Company, include:

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

Overall Summary of Financial Results for the Year Ended December 31, 2015

Total net sales for the year ended December 31, 2015 were $1,081.1 million, up $119 million, or 12%, from sales of $962.1 million for the year ended December 31, 2014. This sales improvement was principally driven by the inclusion of the incremental sales of $120.3 million through April 2015 of ATMI, Inc. (ATMI), which the Company acquired on April 30, 2014.

Exclusive of the effect of the added ATMI sales and unfavorable foreign currency translation effects of $32.7 million, the Company's sales increased 3%, reflecting an increase in overall demand from the Company's semiconductor industry customers, particularly an increase in the sale of specialty materials products. The Company believes this sales increase was primarily volume driven and that the effect of selling price erosion was nominal. Overall demand from the semiconductor industry reflected the following factors: slightly improved demand from device makers, as wafer starts and semiconductor unit production increased; higher industry fab utilization rates; and increased capital spending levels. Based on the information available, the Company believes sales of its products exceeded semiconductor industry growth measures for 2015.

The Company's gross profit rose by $93.5 million for the year ended December 31, 2015, to $470.2 million, up from $376.7 million for the year ended December 31, 2014. Accordingly, the Company reported a 43.5% gross margin rate compared to 39.2% in 2013. The gross profit and gross margin figures in 2014 included a $48.6 million charge for fair value write-up of acquired ATMI inventory sold during that year. Excluding that charge, the Company's gross margin for 2014 was 44.2%.

The Company's selling, general and administrative (SG&A) expenses fell in 2015, mainly due to absence of the ATMI merger-related expenditures incurred in 2014 and a reduction in integration costs recorded in 2015 compared to a year earlier.
As a result of the aforementioned and other factors discussed below, net income for 2015 was $80.3 million, or $0.57 per diluted share, compared to net income of $7.9 million, or $0.06 per diluted share, in 2014.

During 2015, the Company’s operating activities provided cash flow of $121 million. Cash and cash equivalents, and short-term investments were $352 million at December 31, 2015 compared with $394 million at December 31, 2014. The Company had long-term borrowings, including current maturities, of $667 million at December 31, 2015 compared with $767 million at December 31, 2014.
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
Inventory Valuation The Company uses certain estimates and judgments to properly value its inventory. The Company’s inventories are recorded at the lower of cost or net realizable value. The Company evaluates its ending inventories for obsolescence and excess quantities each quarter. This evaluation includes analyses of inventory levels, historical write-off trends, expected product lives, and historical and projected sales levels by product. Inventories that are considered obsolete are written off or a full allowance is recorded. In addition, allowances are established for inventory quantities in excess of forecasted demand. Inventory allowances were $13.2 million and $11.9 million at December 31, 2015 and 2014, respectively.
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
Impairment of Long-Lived Assets As of December 31, 2015, the Company had $321.3 million of net property, plant and equipment and $258.9 million of net intangible assets. The Company routinely considers whether indicators of impairment of the value of its long-lived assets, particularly its manufacturing equipment, and its intangible assets, are present. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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
Goodwill The Company tests goodwill at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. At December 31, 2015, the Company had seven reporting units, four of which are assigned goodwill.
As of August 31, 2015, the Company’s annual testing date, the Company had four reporting units assigned goodwill. At that date, the estimated fair value of the reporting units assigned goodwill in prior years was in excess of their respective carrying values. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.
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
The Company has deferred tax assets related to certain federal and state credit carryforwards, and foreign net operating loss carryforwards of $17.0 million and $15.3 million as of December 31, 2015 and 2014, respectively. Management believes it is more likely than not that the benefit from a portion of these carryforwards will not be realized. In recognition of this risk, the Company provided a valuation allowance of $12.7 million and $11.1 million as of December 31, 2015 and 2014, respectively, relating to these carryforwards. If the Company’s assumptions change and it determines it will be able to realize these carryforwards, the tax benefits relating to any reversal of the valuation allowance on the deferred tax assets will be recognized as a reduction of income tax expense.
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

Results of Operations
Year ended December 31, 2015 compared to year ended December 31, 2014
The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for the years ended December 31, 2015 and 2014. The Company’s historical financial data was derived from its consolidated financial statements and related notes included elsewhere in this annual report.

(Dollars in thousands)	2015		2014
		% of net sales		% of net sales
Net sales	$1,081,121	100.0%	$962,069	100.0%
Cost of sales	610,890	56.5	585,386	60.8
Gross profit	470,231	43.5	376,683	39.2
Selling, general and administrative expenses	198,914	18.4	231,833	24.1
Engineering, research and development expenses	105,900	9.8	87,711	9.1
Amortization of intangible assets	47,349	4.4	37,067	3.9
Contingent consideration fair value adjustment	—	—	(1,282)	(0.1)
Operating income	118,068	10.9	21,354	2.2
Interest expense	38,667	3.6	33,355	3.5
Interest income	(429)	—	(1,336)	(0.1)
Other (income) expense, net	(12,355)	(1.1)	2,727	0.3
Income (loss) before income taxes and equity in net loss of affiliate	92,185	8.5	(13,392)	(1.4)
Income tax expense (benefit)	10,202	0.9	(21,572)	(2.2)
Equity in net loss of affiliates	1,687	0.2	293	—
Net income	$80,296	7.4	$7,887	0.8
Net sales For the year ended December 31, 2015, net sales were $1,081.1 million, up $119.1 million, or 12%, from sales for the year ended December 31, 2014. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in 2014	$962,069
Organic growth associated with volume and pricing	31,375
Decrease associated with effect of foreign currency translation	(32,665)
Incremental sales associated with acquisition of ATMI, Inc	120,342
Net sales in 2015	$1,081,121

The inclusion of incremental ATMI sales is the key factor underlying the increase. Partly offsetting this is an unfavorable foreign currency translation effects of $32.7 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Japanese yen, Taiwanese dollar, Korean won and Euro.

Exclusive of those factors, the Company's sales grew 3% in 2015 when compared to 2014, reflecting an increase in overall demand from the Company's semiconductor industry customers, particularly an increase in the sale of specialty materials products. The Company believes this sales increase was primarily volume driven and that the effect of selling price erosion was nominal. Overall demand from the semiconductor industry reflected the following factors: slightly improved demand from device makers, as wafer starts and semiconductor unit production increased; higher industry fab utilization rates; and increased capital spending levels. Based on the information available, the Company believes sales of its products exceeded industry growth measures for 2015.
On a geographic basis, total sales to North America were 23%, Asia Pacific 55%, Europe 10% and Japan 12% in 2015. Total sales to North America were 25%, Asia Pacific 51%, Europe 11% and Japan 13% in 2014. When comparing 2015 to 2014, all regions experienced year-over-year sales increases, primarily reflecting the incremental ATMI sales. Net sales to customers in North America, Japan, and Asia Pacific increased 5%, 8%, and 20%, respectively, and Europe decreased 3% from 2014 to 2015, generally due to the the inclusion of incremental sales from ATMI. Net sales for Japan were affected by unfavorable foreign currency translation effects of $32.7 million.
Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products represented 78% of total sales and sales of capital-driven products represented 22% of total sales in 2015. This compares to a unit-driven to capital-driven ratio of 74%:26% for 2014. The shift toward unit-driven products reflects the inclusion of sales from ATMI, which are primarily unit-driven.
Gross profit Gross profit for 2015 increased by $93.5 million, to $470.2 million, an increase of 25% from $376.7 million for 2014. The gross margin rate for 2015 was 43.5% versus 39.2% for 2014. An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)
Gross profit in 2014	$376,683
Charge for fair value mark-up of inventory sold in 2014	48,586
Increase associated with incremental ATMI net sales	59,854
Other	(14,892)
Gross profit in 2015	$470,231

The gross profit and gross margin improvements primarily reflect the inclusion of four additional months of sales from ATMI and the absence of the incremental cost of sales charges of $48.6 million recorded in the second and third quarters of 2014 associated with the sale of inventory acquired in the acquisition with ATMI. Excluding the latter item, the Company's gross margin in 2014 was 44.2%. When compared to the adjusted gross margin for 2014, the 2015 gross margin decline relates to a slightly unfavorable sales mix, higher warranty costs, unfavorable foreign currency translation effects and lower levels of factory utilization, particularly in the latter half of the year, offset in part by the benefit of the Company's organic sales growth.
Selling, general and administrative expenses
Selling, general and administrative expense (SG&A) consists primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. Selling, general and administrative (SG&A) expenses for 2015 decreased $32.9 million, or 14%, to $198.9 million from $231.8 million in 2014. SG&A expenses, as a percent of net sales, decreased to 18.4% from 24.1% a year earlier, reflecting the significant decrease in SG&A expenditure levels due to the absence of ATMI merger costs and a reduction in integration expenditures.
An analysis of the factors underlying the decrease in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in 2014	$231,833
Increase associated with ATMI infrastructure	15,383
Transaction-related costs incurred in 2014	(26,776)
Deal costs incurred in 2014	(9,125)
Decrease in integration costs	(6,985)
Other decreases, net	(5,416)
Selling, general and administrative expenses in 2015	$198,914
Engineering, research and development expenses
Engineering, research and development (ER&D) expenses related to the support of current product lines and the development of new products and manufacturing technologies increased by $18.2 million, or 21%, to $105.9 million in 2015 compared to

$87.7 million in 2014. ER&D expenses as a percent of net sales were 9.8% compared to 9.1% a year ago, reflecting the increase in ER&D expenditure levels, offset by the increase in net sales.

Incremental ER&D expenses of $12.7 million reflecting the inclusion of four additional months of operations at ATMI account for approximately 70% of the increase. The increase for the year December 31, 2015 also reflect higher legacy Entegris ER&D activity levels, including increased employee costs, and customer samples and supplies expense.

The Company’s overall ER&D efforts will continue to focus on the support or extension of current product lines, and the development of its technologies to create differentiated and high-value, unit-driven products for the most advanced and demanding semiconductor applications. The Company expects ER&D costs to stay relatively stable as a percentage of net sales.

Contingent consideration fair value adjustment In the year ended December 31, 2014, the Company recognized an acquisition-related contingent consideration adjustment of $1.3 million reflecting a change in the fair value of the contingent consideration liability associated with the Jetalon acquisition described in note 2 in the Company’s consolidated financial statements.
Amortization of intangible assets Amortization of intangible assets was $47.3 million in 2015 compared to $37.1 million for 2014. The increase reflects the additional amortization associated with the identifiable intangible assets acquired in the ATMI merger.
Interest expense Interest expense was $38.7 million and $33.4 million in the years ended December 31, 2015 and 2014. Interest expense includes interest associated with debt outstanding issued to help fund the acquisition of ATMI in 2014 and the amortization of debt issuance costs associated with such borrowings. In addition, bridge financing costs of $4.0 million related to the acquisition of ATMI were recorded in the second quarter of 2014.

The increase in 2015 reflects a full year's interest in 2015 compared to eight months' interest in 2014, offset in part by the absence of the aforementioned bridge financing costs included in 2014.
Other (income) expense, net Other income, net, was $12.4 million in 2015 compared to other expense, net, of $2.7 million in 2014.
In 2015, other income, net, included foreign currency transaction gains of $9.1 million and a gain of $3.4 million related to the sale of an equity investment.
In 2014, other expense includes foreign currency transaction losses of $1.1 million and an impairment loss of $1.9 million recorded in connection with an equity investment, partially offset by $0.2 million in net realized gains on the sale of equity investments.
Income tax expense (benefit) The Company recorded income tax expense of $10.2 million in 2015 compared to an income tax benefit of $21.6 million in 2014. The Company’s effective tax expense rate was 11.1% in 2015, compared to an effective tax rate of 161.1% in 2014.
The change in the effective tax rate in 2015 from 2014 and the variance in both years from the U.S. statutory rate reflects several factors. The effective tax rates in both years reflects a greater concentration in the Company's geographic composition of income toward jurisdictions with lower tax rates. In addition, the 2014 effective tax rate reflects the benefit of a foreign dividend, net of the nondeductibility of certain acquisition-related expenditures.
Net income Net income was $80.3 million, or $0.57 per diluted share, in 2015 compared to net income of $7.9 million, or $0.06 per diluted share, in 2014. The significant improvement in operating results, described in greater detail above, mainly reflects the absence in 2015 of the significant costs recorded in connection with the acquisition of ATMI in 2014.
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

Adjusted EBITDA increased 12% to $232.4 million in 2015, compared to $207.9 million in 2014. Adjusted EBITDA, as a percent of net sales, was 21.5% in 2015 compared to 21.6% in 2014. Adjusted Operating Income increased 10% to $178.1 million in 2015, compared to $161.3 million in 2014. Adjusted Operating Income, as a percent of net sales, was 16.5% in 2015 compared to 16.8% in 2014. Non-GAAP Earnings Per Share increased 23% to $0.85 in 2015, compared to $0.69 in 2014. The improvement in the Adjusted EBITDA and Adjusted Operating Income measures reflect the increase in net sales and related increase in gross profit. In addition, Non-GAAP Earnings Per Share was positively affected by a lower adjusted effective tax rate.
Segment Analysis
The Company reports its financial performance based on two reporting segments, Critical Materials Handling (CMH) and Electronic Materials (EM). The following is a discussion on the results of operations of these two business segments. See note 15 to the consolidated financial statements for additional information on the Company’s two segments.
The following table and discussion concern the results of operations of the Company’s two reportable segments for the years ended December 31, 2015 and 2014.

(In thousands)	2015	2014
Critical Materials Handling
Net sales	$671,331	$653,964
Segment profit	155,212	138,379
Electronic Materials
Net sales	$409,790	$308,105
Segment profit	94,653	90,121
Critical Materials Handling (CMH)
For the year ended December 31, 2015, CMH net sales increased 3% to $671.3 million, from $654.0 million in 2014. The increase primarily reflects the inclusion of incremental sales of $15.1 million from ATMI and an increase in sales of specialty materials products. Offsetting these factors were unfavorable foreign currency translation effects of approximately $25.7 million, related to the year-over-year weakening of most international currencies versus the U.S. dollar, and modest reductions in the sales of fluid management and liquid microcontamination control products.

CMH reported a segment profit of $155.2 million in 2015, up 12% from $138.4 million in 2014. The increase in the CMH's profit in 2015 was due to higher sales and its associated slightly favorable sales mix and a 8% decrease in operating expenses.

Electronic Materials (EM)
For the year ended December 31, 2015, EM net sales increased to $409.8 million, up 33%, from $308.1 million in the comparable period last year. The sales increase primarily reflects the inclusion of incremental sales of $105.3 million from ATMI. Offsetting the incremental ATMI sales were unfavorable foreign currency translation effects of approximately $6.9 million, related to the year-over-year weakening of most international currencies versus the U.S. dollar, and lightly lower sales of gas microcontamination control systems products.
EM reported a segment profit of $94.7 million for the year ended December 31, 2015 compared to a $90.1 million segment profit in the year-ago period. The increase in the EM's profit in 2015 reflects the incremental ATMI sales and related gross profit, offset by lower margins due to reduced plant utilization, particularly in the latter half of the year, and higher operating expenses.
Unallocated general and administrative expenses
Unallocated general and administrative expenses for the year ended December 31, 2015 totaled $84.4 million compared to $122.8 million for the year ended December 31, 2014. The $38.3 million decline includes the absence of transaction-related costs of $26.8 million and deal costs of $9.1 million, as well as a decrease in integration expenses of $7.0 million. These items were offset by incremental ATMI infrastructure expenses of $6.4 million.

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

(Dollars in thousands)	2014		2013
		% of net sales		% of net sales
Net sales	$962,069	100.0%	$693,459	100.0%
Cost of sales	585,386	60.8	399,245	57.6
Gross profit	376,683	39.2	294,214	42.4
Selling, general and administrative expenses	231,833	24.1	137,123	19.8
Engineering, research and development expenses	87,711	9.1	55,320	8.0
Amortization of intangible assets	37,067	3.9	9,347	1.3
Contingent consideration fair value adjustment	(1,282)	(0.1)	(1,813)	(0.3)
Operating income	21,354	2.2	94,237	13.6
Interest expense	33,355	3.5	153	—
Interest income	(1,336)	(0.1)	(317)	—
Other (income) expense, net	2,727	0.3	(1,794)	(0.3)
Income (loss) before income tax (benefit) expense and equity in net loss of affiliates	(13,392)	(1.4)	96,195	13.9
Income tax (benefit) expense	(21,572)	(2.2)	21,669	3.1
Equity in net loss of affiliates	293	—	—	—
Net income	$7,887	0.8	$74,526	10.7
Net sales For the year ended December 31, 2014, net sales were $962.1 million, up $268.6 million, or 39%, from sales for the year ended December 31, 2013. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)	2014
Net sales in 2013	$693,459
Increase associated with legacy Entegris volume and pricing	30,733
Decrease associated with effect of foreign currency translation	(7.516)
Increase associated with acquisition of ATMI	245,393
Net sales in 2014	$962,069
The unfavorable foreign currency translation effects of $7.5 million related to the year-over-year weakening of most international currencies versus the U.S. dollar, most notably the Japanese yen and Taiwanese dollar, offset partly by a stronger Korean won.
Excluding the net sales of ATMI for the eight months subsequent to the ATMI merger and the unfavorable foreign currency translation effects, net sales rose approximately 4% in 2014 when compared to 2013. The Company believes this sales increase was primarily volume driven and that the effect of selling price erosion was nominal. Overall demand from the semiconductor industry reflected the following factors: improved demand from device makers, as wafer starts and semiconductor unit production increased; higher industry fab utilization rates; and increased capital spending levels. Based on the information available, the Company believes sales of its products trailed industry growth measures for 2014.
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
Gross profit Gross profit for 2014 increased by $82.5 million, to $376.7 million, an increase of 28% from $294.2 million for 2013. The gross margin rate for 2014 was 39.2% versus 42.4% for 2013. An analysis of the factors underlying the increase in gross profit is presented in the following table:

(In thousands)	2014
Gross profit in 2013 (legacy Entegris only)	$294,214
Incremental cost of sales associated with fair value step-up related to sale of inventory acquired in ATMI acquisition	(48,586)
Increase associated with ATMI net sales	118,431
Increase associated with legacy Entegris volume and pricing	12,624
Gross profit in 2014	$376,683

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

(In thousands)	2014
Selling, general and administrative expenses in 2013 (legacy Entegris only)	$137,123
Increase associated with ATMI infrastructure	35,714
Increase in professional fees and other related to ATMI acquisition	8,152
Transaction-related expenses, including share-based compensation expense and related taxes associated with the unvested portion of ATMI share-based awards settled in cash	26,776
Integration expenditures	19,652
Other increases, net	4,416
Selling, general and administrative expenses in 2014	$231,833
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
Segment Analysis
In 2014, the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Under the new structure, the manager of two segments is accountable for results at the segment profit level and reports directly to the Company’s Chief Executive Officer, who is responsible for evaluating companywide performance and resource allocation decisions between the segments. Beginning in the second quarter of 2014, the Company reported its financial performance based on two reportable segments: Critical Materials Handling (CMH) and Electronic Materials (EM). See note 16 to the consolidated financial statements for additional information on the Company’s two segments.
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
Unallocated general and administrative expenses
Unallocated general and administrative expenses for the year ended December 31, 2014 totaled $122.8 million compared to $47.2 million for the year ended December 31, 2013. The inclusion of unallocated general and administrative expenses of $45.7 million recorded by ATMI accounted for approximately 60% of the increase. Included in the ATMI expenses was $21.3 million for share-based compensation expense and related taxes associated with the unvested portion of ATMI share-based awards settled in cash on the date of the ATMI merger and integration costs of $9.2 million, consisting primarily of severance and retention costs.

In addition, the Company incurred expenses of $9.1 million in connection with the completion of the ATMI merger, as well as the costs of integration of $19.7 million incurred since the date of the ATMI Merger.

Quarterly Results of Operations
The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended December 31, 2015. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. All adjustments that management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.
QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

	2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$165,804	$251,578	$273,054	$271,633	$263,373	$280,709	$270,253	$266,786
Gross profit	71,352	88,668	98,743	117,920	116,536	128,087	116,310	109,298
Selling, general and administrative expenses	34,787	82,347	55,820	58,879	50,890	50,270	46,730	51,024
Engineering, research and development expenses	15,690	21,581	24,427	26,013	25,800	26,542	26,841	26,717
Amortization of intangible assets	2,336	9,390	13,128	12,213	12,307	11,928	11,673	11,441
Contingent consideration fair value adjustment	—	(1,282)	—	—	—	—	—	—
Operating income	18,539	(23,368)	5,368	20,815	27,539	39,347	31,066	20,116
Net income	14,312	(14,669)	(1,068)	9,312	14,872	24,448	23,403	17,573

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	43.0	35.2	36.2	43.4	44.2	45.6	43.0	41.0
Selling, general and administrative expenses	21.0	32.7	20.4	21.7	19.3	17.9	17.3	19.1
Engineering, research and development expenses	9.5	8.6	8.9	9.6	9.8	9.5	9.9	10.0
Amortization of intangibles	1.4	3.7	4.8	4.5	4.7	4.2	4.3	4.3
Contingent consideration fair value adjustment	—	(0.5)	—	—	—	—	—	—
Operating income	11.2	(9.3)	2.0	7.7	10.5	14.0	11.5	7.5
Net income	8.6	(5.8)	(0.4)	3.4	5.6	8.7	8.7	6.6
The Company’s quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a myriad of factors, many of which are beyond the Company’s control. The variability in sales, and its corresponding effect on gross profit, and the effects of the ATMI acquisition as of April 30, 2014, are the most important factors underlying the changes in the Company’s operating income and net income over the past eight quarters.
Liquidity and Capital Resources
The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. In fiscal 2000 and 2009, the Company raised capital via public offerings of its common stock.
Operating activities
Net cash flow provided by operating activities totaled $120.9 million for the year ended December 31, 2015. Cash generated by the Company’s operations included net income of $80.3 million, as adjusted for the impact of various non-cash charges, most notably depreciation and amortization of $101.7 million, and share-based compensation expense of $11.0 million. These operating cash flows were partly offset by changes in operating assets and liabilities, mainly due to an increase in inventories and a decrease in accounts payable and accrued liabilities.
Working capital was $535.2 million at December 31, 2015, which included $349.8 million in cash and cash equivalents, an increase from $503.1 million as of December 31, 2014, which included $389.7 million in cash and cash equivalents.
Accounts receivable decreased by $12.6 million during 2015, or $5.2 million after accounting for the effect of foreign currency translation. The net increase reflects the slight year-over-year decline in fourth quarter sales of the Company’s products and improved year end collections. The Company’s days sales outstanding measure (DSO) stood at 48 days at December 31, 2015 compared to 52 days at the beginning of the year.
Inventories at December 31, 2015 increased by $10.1 million from a year earlier, or $26.7 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The net increase reflects higher levels of the Company's raw materials and finished goods inventories, the former category including certain strategic purchases of critical raw materials.
Accounts payable and accrued liabilities were $36.2 million lower than a year ago, or $28.7 million lower after accounting for the effect of foreign currency translation. The decline reflects lower accrued bonuses in 2015, as well as a reduction in accrued severance costs, mainly related to the ATMI acquisition.
Investing activities Cash flow used in investing activities totaled $63.6 million in 2015.
Acquisition of property and equipment totaled $72.0 million, which primarily reflected investments in equipment and tooling. Capital expenditures in 2015 generally reflected more normalized capital spending levels. The Company expects its capital expenditures in 2016 to be approximately $80 million.
Financing activities Cash flow used in financing activities totaled $92.8 million during 2015. This primarily reflects the Company's payments of $100 million on its senior secured term loan facility. The Company received proceeds of $4.3 million in connection with common shares issued under the Company’s stock plans less $2.5 million paid for taxes related to the net share settlement of equity awards. Cash flow provided by financing activities also included $5.5 million related to excess tax benefits associated with such employee stock plan activity.

The Company has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  As of December 31, 2015, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through December 31, 2015, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has a line of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary equivalent to an aggregate of approximately $10.0 million. There were no outstanding borrowings under these lines of credit at December 31, 2015.
At December 31, 2015, the Company’s shareholders’ equity stood at $802.9 million, up 7% from $748.4 million at the beginning of the year. The increase in 2015 reflects net income of $80.3 million, additional paid-in capital of $11.0 million associated with the Company’s share-based compensation expense, $1.8 million received in connection with common shares issued under the Company’s stock option and employee stock purchase plans, and a tax benefit associated with employee stock plan activity of $5.5 million. These increases to shareholders’ equity were partly offset by unfavorable foreign currency translation effects of $44.6 million associated with the strengthening of the U.S. dollar versus most other currencies, primarily the Malaysian ringgit, Korean won, Taiwanese dollar and Euro.

As of December 31, 2015, the Company’s sources of available funds were its cash and cash equivalents of $349.8 million, funds available under its senior secured asset-based revolving credit facility and international credit facilities and cash flow generated from operations. As of December 31, 2015, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was $206 million. These amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. Certain of these amounts are associated with indefinitely reinvested foreign earnings and are subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
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
New Accounting Pronouncements

Recently adopted accounting pronouncements Refer to Note 1 to the Company’s consolidated financial statements for a discussion of accounting pronouncements implemented in 2015. Other than the adoption of ASU 2015-17, there were no recently issued accounting pronouncements adopted in 2015.

Recently issued accounting pronouncements Refer to Note 1 to the Company's condensed consolidated financial statements for a discussion of accounting pronouncements recently issued by not yet adopted.
Contractual Obligations
The following table summarizes the maturities of the Company’s significant financial obligations as of December 31, 2015:

(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$667,286	$—	$—	$—	$—	$—	$667,286
Pension obligations	7,476	166	278	300	161	344	6,227
Capital purchase obligations[1]	11,958	11,958	—	—	—	—	—
Operating leases	25,105	8,624	6,879	5,528	2,037	855	1,182
Total	$711,825	$20,748	$7,157	$5,828	$2,198	$1,199	$674,695

Unrecognized tax benefits[2]

1.
Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2015, as the Company had not yet received the related goods or taken title to the property.

2.
The Company had $7.6 million of total gross unrecognized tax benefits at December 31, 2015. The timing of any payments associated with these unrecognized tax benefits will depend on a number of factors. Accordingly, the Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities and are not included in the table above.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net loss of affiliates, (2) income tax expense (benefit), (3) interest expense (4) interest income (5) other (income) expense, net, (6) charge for the fair value write-up of acquired inventory sold, (7) transaction-related costs, (8) deal costs, (9) integration costs, (10) contingent consideration fair value adjustment, (11) amortization of intangible assets and (12) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) transaction-related costs, (3) deal costs, (4) integration costs, (5) contingent consideration fair value adjustment, (6) reclassification of cumulative translation adjustment associated with liquidated subsidiaries, (7) net (gain) loss on impairment/sale of short-term and equity investments, (8) amortization of intangible assets and (9) the tax effect of those adjustments to net income.

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
The reconciliation of GAAP measures to Adjusted Operating Income and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 are presented below:

(Dollars in thousands)	2015	2014	2013
Net sales	$1,081,121	$962,069	$693,459
Net income	$80,296	$7,887	$74,526
Adjustments to net income
Equity in net loss of affiliates	1,687	293	—
Income tax expense (benefit)	10,202	(21,572)	21,669
Interest expense	38,667	33,355	153
Interest income	(429)	(1,336)	(317)
Other (income) expense, net	(12,355)	2,727	(1,794)
GAAP – Operating income	118,068	21,354	94,237
Charge for fair value write-up of acquired inventory sold	—	48,586	—
Transaction-related costs	—	26,776	—
Deal costs	—	9,125	973
Integration costs	12,667	19,652	—
Contingent consideration fair value adjustment	—	(1,282)	(1,813)
Amortization of intangible assets	47,349	37,067	9,347
Adjusted operating income	178,084	161,278	102,744
Depreciation	54,305	46,637	29,468
Adjusted EBITDA	$232,389	$207,915	$132,212
Adjusted operating margin	16.5%	16.8%	14.8%
Adjusted EBITDA – as a % of net sales	21.5%	21.6%	19.1%
The reconciliation of GAAP measures to Non-GAAP Earnings per Share for the years ended December 31, 2015, 2014 and 2013 are presented below:

(Dollars in thousands)	2015	2014	2013
Net income	$80,296	$7,887	$74,526
Adjustments to net income:
Charge for fair value write-up of acquired inventory sold	—	48,586	—
Transaction-related costs	—	26,776	—
Deal costs	—	13,288	973
Integration costs	12,667	19,510	—
Contingent consideration fair value adjustment	—	(1,282)	(1,813)
Reclassification of cumulative translation adjustments adjustments associated with liquidated subsidiaries	—	—	787
Net (gain) loss on impairment/sale of short-term investment or equity investments	(1,449)	1,710	—
Amortization of intangible assets	47,349	37,067	9,347
Tax effect of adjustments to net income attributable to Entegris	(18,248)	(56,819)	(3,044)
Non-GAAP net income	$120,615	$96,723	$80,776
Diluted earnings per common share	$0.57	$0.06	$0.53
Effect of adjustments to net income	$0.29	$0.63	$0.04
Diluted non-GAAP earnings per common share	$0.85	$0.69	$0.58
Item 7A. Quantitative and Qualitative Disclosure About Market Risks
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and short-term investments are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.3 million annually.

The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2015, the Company had no net exposure to any foreign currency forward contracts.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
This item is not applicable.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)), as of December 31, 2015, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, the independent registered public accounting firm which audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Entegris, Inc.:
We have audited Entegris, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entegris, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A(a) of the Company’s December 31, 2015 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Entegris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 26, 2016

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the Information required by this Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Corporate Governance” in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 17, 2016, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

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
Item 11. Executive Compensation.

The information required by this Item 11 has been omitted from this report, and is incorporated by reference to the sections entitled "Compensation of Executive Officers" and “Management Development & Compensation Committee Report”, respectively, in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 17, 2016, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans:
As of December 31, 2015, our equity compensation plan information is as follows:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,195,760	$10.57	10,400,798
Equity compensation plans not approved by security holders	—	—	—
Total	4,195,760	$10.57	10,400,798

(1)	The weighted average exercise price does not take into account the shares issuable upon outstanding restricted stock unit vesting, which have no exercise price.

(2)
These shares are available under the 2010 Stock Plan for future issuance for stock options, restricted stock units, performance shares and stock awards in accordance with the terms of the 2010 Stock Plan.

The other information called for by this Item 12 has been omitted from this report, and is incorporated by reference to the section entitled “Ownership of Entegris Common Stock” in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 17, 2016, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 has been omitted from this report, and is incorporated by reference to the section entitled "Corporate Governance" in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 17, 2016, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.
Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 has been omitted from this report, and is incorporated by reference to the section entitled "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm for 2015" in our definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 17, 2016, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

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
Exhibit 4.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2014
(10)	Entegris, Inc. – 2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 3, 2010
(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Exhibit 10.2 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Entegris, Inc. 2000 Employee Stock Purchase Plan*	Exhibit 10.3 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Amended and Restated Entegris Incentive Plan*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2008
(10)	Lease Agreement, dated April 1, 2002 between Nortel Networks HPOCS Inc. and Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(10)	Amendment of Lease between Entegris, Inc. and KBS Rivertech, LLC dated April 1, 2012	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012
(10)	Fluoropolymer Purchase and Sale Agreement, by and between E.I. Du Pont De Nemours and Company and the Registrant, dated January 1, 2011, as amended	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the quarter ended April 2, 2011
(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005

(10)	Severance Protection Agreement, dated May 13, 2011 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011
(10)	Trust Agreement between Entegris, Inc. Fidelity Management Trust Company and Entegris Inc. 401(k) Savings and Profit Sharing Plan Trust, dated December 29, 2007.	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(10)	Entegris, Inc. 2007 Deferred Compensation Plan*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form10-Q for the fiscal period ended June 30, 2007
(10)	Entegris, Inc. – Form of 2010 RSU Unit Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Entegris, Inc. – Form of 2010 Stock Option Award Agreement*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended April 3, 2010
(10)	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(10)	Amendment to Amended and Restated SERP*	Exhibit 10.15 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(10)	Entegris, Inc. 2012 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 2012 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Entegris, Inc. 401(k) Savings and Profit Sharing Plan (2012 Restatement)*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012
(10)	Executive Employment Agreement, effective November 28, 2012, between the Registrant and Bertrand Loy*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	2011 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	2011 Stock Option Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	Amendment No. 1, dated April 26, 2013, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 99.1 to Entegris, Inc. Periodic Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
(10)	Membrane Manufacture and Supply Transition Agreement, dated as of November 22, 2013, between Entegris, inc. and EMD Millipore Corporation	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2014
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
(10)	2014 Performance Award Agreement	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2014
(10)	Entegris, Inc. 2013 RSU Unit Award Agreement*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015
(10)	Entegris, Inc. 2013 Stock Option Grant Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015
(10)	Entegris, Inc. 2014 RSU Unit Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015
(10)	Entegris, Inc. 2014 Stock Option Grant Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015
(10)	Letter Agreement, dated November 13, 2014, between Registrant and Gregory Morris*	Exhibit 10.5 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015
 * A “management contract or compensatory plan”
B. The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:
Reg. S-K
Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1
Form of Revised Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers executed in 2015 (other than those executive officers who executed the form previously filed)*

(10)	10.2	Entegris, Inc. 2015 Performance Share Award Agreement*
(10)	10.3	Entegris, Inc. 2015 RSU Unit Award Agreement*
(10)	10.4	Entegris, Inc. 2015 Stock Option Grant Agreement*
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*  A “management contract or compensatory plan”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: February 26, 2016	By	/s/ BERTRAND LOY
Bertrand Loy
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ BERTRAND LOY	President, Chief Executive Officer and Director (Principal executive officer)	February 26, 2016
Bertrand Loy

/s/ GREGORY B. GRAVES	Executive Vice President, Chief Financial Officer & Treasurer (Principal financial officer)	February 26, 2016
Gregory B. Graves

/s/ MICHAEL D. SAUER	Vice President, Controller & Chief Accounting Officer (Principal accounting officer)	February 26, 2016
Michael D. Sauer

PAUL L.H. OLSON*	Director, Chairman of the Board	February 26, 2016
Paul L.H. Olson

MICHAEL A. BRADLEY*	Director	February 26, 2016
Michael A. Bradley

MARVIN D. BURKETT*	Director	February 26, 2016
Marvin D. Burkett

R. NICHOLAS BURNS*	Director	February 26, 2016
R. Nicholas Burns

DANIEL W. CHRISTMAN*	Director	February 26, 2016
Daniel W. Christman

JAMES F. GENTILCORE*	Director	February 26, 2016
James F. Gentilcore

JAMES P. LEDERER*	Director	February 26, 2016
James P. Lederer

BRIAN F. SULLIVAN*	Director	February 26, 2016
Brian F. Sullivan

*By	/s/ PETER W. WALCOTT
PETER W. WALCOTT, ATTORNEY-IN-FACT

EXHIBIT INDEX
Reg. S-K Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1
Form of Revised Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers executed in 2015 (other than those executive officers who executed the form previously filed)*

(10)	10.2	Entegris, Inc. 2015 Performance Share Award Agreement*
(10)	10.3	Entegris, Inc. 2015 RSU Unit Award Agreement*
(10)	10.4	Entegris, Inc. 2015 Stock Option Grant Agreement*
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 * A “management contract or compensatory plan”

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Entegris, Inc.:
We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegris, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entegris, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 26, 2016

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$349,825	$389,699
Short-term investments	2,181	4,601
Trade accounts and notes receivable, net	141,409	153,961
Inventories, net	173,176	163,125
Deferred tax assets, deferred tax charges and refundable income taxes	18,943	30,556
Other current assets	25,228	23,713
Total current assets	710,762	765,655
Property, plant and equipment, net	321,301	313,569
Other assets:
Goodwill	342,111	340,743
Intangible assets, net	258,942	308,554
Deferred tax assets and other noncurrent tax assets	7,771	5,068
Other	17,053	28,502
Total assets	$1,657,940	$1,762,091
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$50,000	$100,000
Accounts payable	36,916	57,417
Accrued payroll and related benefits	41,891	51,164
Other accrued liabilities	33,968	40,387
Deferred tax liabilities and income taxes payable	12,775	13,552
Total current liabilities	175,550	262,520
Long-term debt, excluding current maturities	617,287	666,796
Pension benefit obligations and other liabilities	24,608	25,373
Deferred tax liabilities and other noncurrent tax liabilities	37,612	58,961
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares: 140,716,420 and 139,792,583	1,407	1,398
Additional paid-in capital	848,667	830,430
Retained deficit	(416)	(80,712)
Accumulated other comprehensive loss	(46,775)	(2,675)
Total equity	802,883	748,441
Total liabilities and equity	$1,657,940	$1,762,091
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net sales	$1,081,121	$962,069	$693,459
Cost of sales	610,890	585,386	399,245
Gross profit	470,231	376,683	294,214
Selling, general and administrative expenses	198,914	231,833	137,123
Engineering, research and development expenses	105,900	87,711	55,320
Amortization of intangible assets	47,349	37,067	9,347
Contingent consideration fair value adjustment	—	(1,282)	(1,813)
Operating income	118,068	21,354	94,237
Interest expense	38,667	33,355	153
Interest income	(429)	(1,336)	(317)
Other (income) expense, net	(12,355)	2,727	(1,794)
Income (loss) before income tax expense (benefit) and equity in net loss of affiliates	92,185	(13,392)	96,195
Income tax expense (benefit)	10,202	(21,572)	21,669
Equity in net loss of affiliates	1,687	293	—
Net income	$80,296	$7,887	$74,526

Basic net income per common share	$0.57	$0.06	$0.54
Diluted net income per common share	$0.57	$0.06	$0.53
Weighted shares outstanding
Basic	140,353	139,311	138,950
Diluted	141,121	140,062	139,618
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net income	$80,296	$7,887	$74,526
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(44,569)	(26,948)	(17,504)
Reclassification of cumulative translation adjustment associated with liquidated subsidiaries	—	—	787
Unrealized gain (loss) on available-for-sale investments	611	(1,884)	—
Reclassification adjustment associated with unrealized loss realized upon the write-down of available-for-sale investments	—	1,884	—
Pension liability adjustments, net of income tax expense (benefit) of $45, $71, and $(37) for year ended December 31, 2015, 2014, and 2013	(142)	(150)	202
Other comprehensive loss	(44,100)	(27,098)	(16,515)
Comprehensive income (loss)	$36,196	$(19,211)	$58,011
See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Additional paid-in capital	Retained deficit	Foreign currency translation adjustments	Available-for-sale investments - Change in net unrealized gains	Defined benefit pension adjustments	Total
Balance at December 31, 2012	138,458	$1,385	$809,514	$(157,038)	$41,997	$—	$(1,059)	$694,799
Shares issued under stock plans	1,882	18	7,667	—	—	—	—	7,685
Share-based compensation expense	—	—	7,928	—	—	—	—	7,928
Repurchase and retirement of common stock	(1,606)	(16)	(9,391)	(6,087)	—	—	—	(15,494)
Tax benefit associated with stock plans	—	—	3,914	—	—	—	—	3,914
Pension liability adjustment	—	—	—	—	—	—	202	202
Reclassification of cumulative translation adjustment associated with liquidated subsidiaries	—	—	—	—	787	—	—	787
Foreign currency translation	—	—	—	—	(17,504)	—	—	(17,504)
Net income	—	—	—	74,526	—	—	—	74,526
Balance at December 31, 2013	138,734	1,387	819,632	(88,599)	25,280	—	(857)	756,843
Shares issued under stock plans	1,059	11	1,069	—	—	—	—	1,080
Share-based compensation expense	—	—	8,887	—	—	—	—	8,887
Tax benefit associated with stock plans	—	—	842	—	—	—	—	842
Pension liability adjustment	—	—	—	—	—	—	(150)	(150)
Foreign currency translation	—	—	—	—	(26,948)	—	—	(26,948)
Net income	—	—	—	7,887	—	—	—	7,887
Balance at December 31, 2014	139,793	1,398	830,430	(80,712)	(1,668)	—	(1,007)	748,441
Shares issued under stock plans	923	9	1,747	—	—	—	—	1,756
Share-based compensation expense	—	—	11,033	—	—	—	—	11,033
Tax benefit associated with stock plans	—	—	5,457	—	—	—	—	5,457
Pension liability adjustment	—	—	—	—	—	—	(142)	(142)
Available-for-sale investments, change in net unrealized gains, net of taxes	—	—	—	—	—	611	—	611
Foreign currency translation	—	—	—	—	(44,569)	—	—	(44,569)
Net income	—	—	—	80,296	—	—	—	80,296
Balance at December 31, 2015	140,716	$1,407	$848,667	$(416)	$(46,237)	$611	$(1,149)	$802,883

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Operating activities:
Net income	$80,296	$7,887	$74,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,305	46,637	29,468
Amortization	47,349	37,067	9,347
Share-based compensation expense	11,033	8,887	7,928
Charge for fair value write-up of acquired inventory sold	—	48,586	—
Provision for deferred income taxes	(13,313)	(44,716)	8,232
Charge for excess and obsolete inventory	8,311	4,513	3,963
Excess tax benefit from share-based compensation plans	(5,457)	(842)	(3,914)
Amortization of debt issuance costs	3,344	5,848	—
Other	(20,299)	2,209	(765)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	5,212	(4,845)	(13,363)
Inventories	(26,670)	(11,608)	(441)
Accounts payable and other accrued liabilities	(28,686)	14,348	(4,408)
Other current assets	654	(1,699)	(414)
Income taxes payable and refundable income taxes	4,955	10,975	2,731
Other	(116)	3,176	(3,488)
Net cash provided by operating activities	120,918	126,423	109,402
Investing activities:
Acquisition of property and equipment	(71,977)	(57,733)	(60,360)
Acquisition of business, net of cash acquired	—	(809,390)	(13,358)
Proceeds from sale or maturities of short-term investments	7,692	13,778	20,000
Proceeds from sale of assets held for sale	—	—	6,500
Payments for non-compete agreements	—	(7,517)	—
Other	647	567	189
Net cash used in investing activities	(63,638)	(860,295)	(47,029)
Financing activities:
Proceeds from long-term debt	—	855,200	—
Payments of long-term debt	(100,000)	(88,650)	—
Payments for debt issuance costs	—	(20,747)	—
Issuance of common stock from employee stock plans	4,264	3,559	7,685
Taxes paid related to net share settlement of equity awards	(2,508)	(2,479)	—
Repurchase and retirement of common stock	—	—	(15,494)
Other	5,457	765	3,914
Net cash (used in) provided by financing activities	(92,787)	747,648	(3,895)
Effect of exchange rate changes on cash and cash equivalents	(4,367)	(8,503)	(4,471)
(Decrease) increase in cash and cash equivalents	(39,874)	5,273	54,007
Cash and cash equivalents at beginning of year	389,699	384,426	330,419
Cash and cash equivalents at end of year	$349,825	$389,699	$384,426

Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Non-cash transactions:
Equipment purchases in accounts payable	$3,757	$3,702	$6,950
Schedule of interest and income taxes paid:
Interest paid	$35,126	$21,919	$72
Income taxes, net of refunds received	16,060	12,274	10,208
See accompanying notes to consolidated financial statements.

ENTEGRIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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
Property, Plant, and Equipment Property, plant and equipment are carried at cost and are depreciated on the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred, while significant additions and improvements are capitalized. Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable based on estimated future undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the net book value and the estimated fair value of the asset(s).
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
The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $671 million at December 31, 2015 compared to the carrying amount of long-term debt, including current maturities, of $667 million.
Goodwill and Intangible Assets Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. At August 31, 2015, the Company's annual testing date, it was determined there was no impairment of its goodwill.
Amortizable intangible assets include, among other items, patented, unpatented and other developed technology and customer-based intangibles, and are amortized using the straight-line method over their respective estimated useful lives of 3 to 15 years. The Company reviews intangible assets, along with other long-lived assets - primarily property, plant and equipment - for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. At December 31, 2015, the Company concluded there was no impairment of its intangible assets.
Derivative Financial Instruments The Company records derivatives as assets or liabilities on the balance sheet and measures such instruments at fair value. Changes in fair value of derivatives are recorded each period in the Company’s consolidated statements of operations.

The Company periodically enters into forward foreign currency contracts to reduce exposures relating to rate changes in certain foreign currencies. Certain exposures to credit losses related to counterparty nonperformance exist. However, the Company does not anticipate nonperformance by the counterparties since they are large, well-established financial institutions. None of these derivatives is accounted for as a hedge transaction. Accordingly, changes in the fair value of forward foreign currency contracts are recorded as other (income) expense, net, in the Company’s consolidated statements of operations. The fair values of the Company’s derivative financial instruments are based on prices quoted by financial institutions for these instruments.
Foreign Currency Translation Assets and liabilities of certain foreign subsidiaries are translated from foreign currencies into U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income in the consolidated balance sheets. Income statement amounts are translated at the weighted average exchange rates for the year. Translation adjustments are not adjusted for income taxes, as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in other(income) expense, net, in the Company's consolidated statements of operations.
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
Share-based Compensation The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Compensation expense is based on the grant date fair value. The cost is recognized using the straight-line attribution method to recognize share-based compensation over the service period of the award. Because share-based compensation expense recognized in the Company's consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for expected forfeitures, which are estimated at the time of grant with such estimates revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

Comprehensive Income (Loss) Comprehensive income (loss) represents the change in equity resulting from items other than shareholder investments and distributions. The Company’s foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments are included in accumulated other comprehensive loss. Comprehensive income (loss) and the components of accumulated other comprehensive loss are presented in the accompanying consolidated statements of equity and comprehensive income (loss).
Recent Accounting Pronouncements In May 2014, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. ASU 2014-09 is effective beginning January 1, 2018. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03) which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016. Based on the balances as of December 31, 2015, the adoption of ASU No. 2015-03 will require the Company to reclassify $11.2 million of unamortized debt issuance costs from other current assets and other noncurrent assets to long-term debt.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
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

ATMI was a leading supplier of high-performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronic devices. These products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics processes. The acquisition was executed to expand the Company’s product offering base and technological base, and enhance the leverage of its selling and administrative functions. ATMI’s sales for the year ended December 31, 2013 were approximately $361 million.

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

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the ATMI acquisition:

(In thousands):
Accounts receivable and other current assets	$109,965
Inventory	114,200
Property, plant and equipment	124,025
Identifiable intangible assets	297,040
Other noncurrent assets	8,503
Current liabilities	(60,943)
Deferred tax liabilities and other noncurrent liabilities	(120,495)
Net assets acquired	472,295
Goodwill	337,095
Total purchase price, net of cash acquired	$809,390

The final valuation of assets acquired and liabilities assumed was completed in the second quarter of 2015.

The fair value write-up of acquired finished goods inventory was $48.6 million. This amount was recorded as an incremental cost of sales charge, amortized over the expected turn of the acquired inventory, during the year ended December 31, 2014.

The fair value of acquired property, plant and equipment of $124.0 million is valued at its value-in-use.

The fair value of the acquired identifiable intangible assets is $297.0 million. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life of approximately 8.3 years and are being amortized on a straight-line basis. The intangible assets that comprise the amount include customer relationships of $165.1 million (10-year weighted average useful life), developed technology and related trade names of $120.8 million (6-year weighted average useful life), and other intangible assets of $11.1 million (7.4-year weighted average useful life).

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

The purchase price of Jetalon, including the Company's valuation of contingent consideration, exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $10.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes. The goodwill has been assigned to the Company's Fluid Management Solutions reporting unit.

The Company completed its fair value determinations for all elements of the Jetalon acquisition in 2013. Intangible assets, consisting mostly of technology-related intellectual property, are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

Subsequent changes in the fair value of the contingent consideration obligation have been recognized as adjustments to the contingent consideration obligation and reflected in the Company's consolidated statements of operations. During the years ended December 31, 2014 and 2013, the Company updated its assessment of the contingent consideration based on the valuation methodology described above and recorded gains of $1.3 million and $1.8 million in the Company's consolidated statements of operations, resulting in the complete reversal of the initial contingent consideration obligation.

As described above, the Company acquired businesses in 2014 and 2013. As part of the accounting for these transactions, the Company allocated the purchase price of the acquired entities based on the fair value of all the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as well as the Company's contingent consideration obligation in the case of Jetalon was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company's management.

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
(3)    TRADE ACCOUNTS AND NOTES RECEIVABLE
Trade accounts and notes receivable from customers at December 31, 2015 and 2014 consist of the following:

(In thousands)	2015	2014
Accounts receivable	$138,473	$151,082
Notes receivable	4,254	4,706
	142,727	155,788
Less allowance for doubtful accounts	1,318	1,827
	$141,409	$153,961
(4)    INVENTORIES
Inventories at December 31, 2015 and 2014 consist of the following:

(In thousands)	2015	2014
Raw materials	$51,063	$41,015
Work-in-process	11,644	14,190
Finished goods (a)	110,469	107,920
	$173,176	$163,125

(a)	Includes consignment inventories held by customers for $16.1 million and $11.0 million at December 31, 2015 and 2014, respectively.
(5)    PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2015 and 2014 consists of the following:

(In thousands)	2015	2014	Estimated useful lives in years
Land	$14,630	$15,064
Buildings and improvements	155,337	150,450	5-35
Manufacturing equipment	233,473	214,509	5-10
Canisters and cylinders	54,263	42,154	3-12
Molds	82,019	80,532	3-5
Office furniture and equipment	98,291	99,624	3-8
Construction in progress	25,128	27,185
	663,141	629,518
Less accumulated depreciation	341,840	315,949
	$321,301	$313,569
The table below sets forth the depreciation expense for the years ended December 31, 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Depreciation expense	$54,305	$46,637	$29,468
(6)    GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each of the Company's two reportable segments, Critical Materials Handling (CMH) and Electronic Materials (EM), for the years ended December 31, 2015 and 2014 is shown below:

(In thousands)	CMH	EM	Total
December 31, 2013	$12,274	$—	$12,274
Addition due to acquisition	35,329	296,795	332,124
Other, including foreign currency translation	(120)	(3,535)	(3,655)
December 31, 2014	47,483	293,260	340,743
Addition due to purchase accounting adjustments	—	4,972	4,972
Other, including foreign currency translation	(72)	(3,532)	(3,604)
December 31, 2015	$47,411	$294,700	$342,111

As of December 31, 2015, goodwill amounted to approximately $342.1 million, an increase of $1.4 million from the balance at December 31, 2014. The increase in goodwill in 2015 relates to the final purchase accounting adjustments related to the acquisition of ATMI completed in April 2014 as described in note 2. The increase was partially offset by the foreign currency translation adjustments.
Identifiable intangible assets at December 31, 2015 and 2014 consist of the following:

2015
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$1,315	$900	$415	9.8
Developed technology	199,377	101,983	97,394	6.6
Trademarks and trade names	17,085	10,905	6,180	9.8
Customer relationships	218,283	72,948	145,335	10.3
Other	16,766	7,148	9,618	6.6
	$452,826	$193,884	$258,942	8.5

2014
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Patents	$1,347	$779	$568	9.8
Developed technology	199,402	78,785	120,617	6.6
Trademarks and trade names	17,152	8,883	8,269	9.8
Customer relationships	220,420	54,452	165,968	10.3
Other	16,768	3,636	13,132	6.6
	$455,089	$146,535	$308,554	8.5
The table below sets forth the amortization expense for the years ended December 31, 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Amortization expense	$47,349	$37,067	$9,347
The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated to be the following at December 31, 2015:

Fiscal year ending December 31	(In thousands)
2016	$44,802
2017	43,936
2018	40,797
2019	38,557
2020	28,743
Thereafter	62,107
$258,942
(7) DEBT

Long-term debt at December 31, 2015 consists of the following:

(In thousands)	December 31, 2015	December 31, 2014
Senior secured term loan facility due 2021	$307,287	$406,796
Senior unsecured notes due 2022	360,000	360,000
Total long-term debt	667,287	766,796
Less current maturities of long-term debt	50,000	100,000
Long-term debt less current maturities	$617,287	$666,796

Annual maturities of long-term debt contractually due as of December 31, 2015 are as follows:

Fiscal year ending	(In thousands)
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	667,287
$667,287

During the year ended December 31, 2015, the Company made payments of $100.0 million on the Term Loan Facility. As of December 31, 2015, under the terms of the Term Loan Facility, the Company is not obligated to remit payments on the Term Loan Facility in 2016. However, based on management's plans and intent, the Company reflects $50 million as the current maturity of long-term debt in its consolidated balance sheet as of December 31, 2015.

As described in note 2 to the consolidated financial statements, the Company issued debt with a principal amount of $820 million to supply the funding required to complete its acquisition of ATMI. Debt issuance costs of $2.3 million paid directly to lending institutions are recorded as a debt discount, while debt issuance costs of $20.7 million paid to third parties are capitalized as debt issuance costs, and reflected within other current and other noncurrent assets. These debt issuance costs are being amortized as interest expense over the term of the debt instrument using the effective-interest method for the senior secured term loan facility and senior unsecured notes, and the straight-line method for the senior secured asset-based revolving credit facility. In the years ended December 31, 2015 and 2014, the Company expensed debt issuance costs of $3.3 million and $5.8 million, respectively, including $4.0 million for bridge financing fees paid for the availability of funding for the acquisition of ATMI in 2014. These amounts are included in interest expense in the Company's consolidated statements of operations.

Senior Secured Term Loan Facility and Security Agreement
On April 30, 2014, the Company entered into a term loan credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the Term Loan Facility), that provides senior secured financing of $460 million (which may be increased by up to $225 million in certain circumstances). Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company's interest rate is 3.5% at December 31, 2015. In addition to paying interest on outstanding principal under the Term Loan Facility, the Company is required to pay customary agency fees.
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

The Term Loan Facility contains a number of negative covenants that, subject to certain exceptions, restrict the Company’s ability and each of the Company’s subsidiaries' ability to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. The credit agreement governing the Term Loan Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Company is in compliance with all of the above covenants at December 31, 2015.

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

The 2022 Senior Unsecured Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to pay dividends or distributions or redeem or repurchase equity; prepay subordinated debt or make certain investments, loans, advances and acquisitions; incur or guarantee additional debt, or issue certain disqualified stock and preferred stock; create liens; engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; enter into transactions with affiliates; and create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries. The Company is in compliance with all of the above covenants at December 31, 2015.

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

Senior Secured Asset-Based Revolving Credit Facility and Security Agreement
On April 30, 2014, the Company entered into an asset-based credit agreement with Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger, sole bookrunner and sole syndication agent (the ABL Facility), that provides senior secured financing of $75 million (which may be increased by up to $35 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of certain percentages of various accounts and inventories and stood at $64.9 million at December 31, 2015. The ABL Facility includes borrowing capacity in the form of letters of credit up to $35 million of the facility, and up to $20 million in U.S. dollars for borrowings on same-day notice, referred to as swingline loans.

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
There is no scheduled amortization under the Company’s ABL Facility. The principal amount outstanding under the ABL Facility is due and payable in full on April 30, 2019. There is no outstanding balance under the ABL Facility at December 31, 2015.

All obligations under the ABL Facility are unconditionally guaranteed by certain of the Company’s existing wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Company's subsidiaries that have guaranteed the ABL Facility.

The ABL Facility contains a number of negative covenants that, among other things, subject to certain exceptions, restrict the Company’s ability and the ability of each of the Company’s subsidiaries to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions.  The credit agreement governing the ABL Facility additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Company is in compliance with all of the above covenants at December 31, 2015.

Intercreditor Agreement
In connection with the closing of the ABL Facility and Term Loan Facility, on April 30, 2014, Goldman Sachs Bank USA, as collateral agent for the ABL Facility and as collateral agent for the Term Loan Facility, entered into an intercreditor agreement, acknowledged by the Company, which governs the relative priorities (and certain other rights) of the ABL Facility lenders and Term Loan Facility lenders pursuant the respective security agreements that each entered into with the Company and the guarantors.
(8)    LEASE COMMITMENTS
As of December 31, 2015, the Company was obligated under noncancellable operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31	(In thousands)
2016	$8,624
2017	6,879
2018	5,528
2019	2,037
2020	855
Thereafter	1,182
Total minimum lease payments	$25,105
Total rental expense for all equipment and building operating leases for the years ended December 31, 2015, 2014, and 2013, were $13.8 million, $13.3 million, and $9.5 million, respectively.

(9) ASSET RETIREMENT OBLIGATIONS

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

Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2015 and 2014 are shown below:

(In thousands)
Balance at December 31, 2013	$2,167
Liabilities assumed in ATMI acquisition	7,365
Liabilities settled	(128)
Liabilities incurred	248
Accretion expense	195
Revision of estimate	103
Balance at December 31, 2014	9,950
Adjustment to liabilities assumed in ATMI acquisition	589
Liabilities settled	(698)
Liabilities incurred	1,094
Accretion expense	196
Revision of estimate	203
Balance at December 31, 2015	$11,334

ARO liabilities expected to be settled within twelve months are included in the consolidated balance sheets in other accrued liabilities, while all other ARO liabilities are included in pension benefit obligations and other liabilities in the consolidated balance sheets.
(10)    INCOME TAXES
Income (loss) before income taxes for the years ended December 31, 2015, 2014 and 2013 was derived from the following sources:

(In thousands)	2015	2014	2013
Domestic	$(16,751)	$(118,917)	$29,066
Foreign	108,936	105,525	67,129
Income (loss) before income tax expense (benefit) and equity in net loss of affiliates	$92,185	$(13,392)	$96,195
Income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 is summarized as follows:

(In thousands)	2015	2014	2013
Current:
Federal	$4,170	$1,574	$854
State	528	111	772
Foreign	18,817	21,459	12,937
	23,515	23,144	14,563
Deferred (net of valuation allowance):
Federal	(11,374)	(41,484)	6,003
State	(738)	(1,545)	(650)
Foreign	(1,201)	(1,687)	1,753
	(13,313)	(44,716)	7,106
Income tax expense (benefit)	$10,202	$(21,572)	$21,669
Income tax (benefit) expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2015, 2014, and 2013 as follows:

(In thousands)	2015	2014	2013
Expected federal income tax at statutory rate	$32,265	$(4,687)	$33,668
State income taxes before valuation allowance, net of federal tax effect	(576)	(2,115)	(357)
(Losses) income without tax (benefit) expense	(103)	(72)	22
Effect of foreign source income	(23,374)	(19,996)	(10,583)
Tax contingencies	1,483	1,379	1,383
Valuation allowance	1,109	2,106	445
Non-deductible acquisition costs	363	2,176	—
U.S. federal research credit	(3,905)	(2,085)	(3,233)
Other items, net	2,940	1,722	324
Income tax expense (benefit)	$10,202	$(21,572)	$21,669

As a result of commitments made by the Company related to investments in tangible property and equipment, the establishment of a research and development center in 2006 and certain employment commitments, income from certain manufacturing activities in Malaysia has been exempt from tax for years up through 2015. The income tax benefits attributable to the tax status of this subsidiary are estimated to be $10.2 million ($0.07 cents per diluted share), $8.0 million ($0.06 cents per diluted share), and $5.4 million ($0.04 cents per diluted share) for the years ended December 31, 2015, 2014, and 2013, respectively. The 2015 effective tax rate includes an additional benefit of $4.4 million, because the corporate tax rate in Malaysia is lower than the U.S. rate.

In 2012, ATMI's Korean subsidiary made commitments to produce a certain line of products. In return for this commitment, the Company has a tax holiday on income earned on sales of these products for five years and a partial holiday for two additional years. The income tax benefit attributable to this tax holiday are $1.5 million ($0.01 per diluted share) and $0.2 million ($0.00 cent per diluted share) for the years ended December 31, 2015 and December 31, 2014, respectively. The 2015 effective tax rate includes an additional benefit of $0.9 million, because the corporate tax rate in Korea is lower than the U.S. rate.

The Company also has made employment and spending commitments to Singapore. In return for those commitments, the Company has been granted a partial tax holiday for five years and an additional partial tax holiday for an additional two years if the requirements are met. The income tax benefits attributable to the tax status are estimated to be $1.7 million ($0.01 cents per diluted share), $1.2 million ($0.01 cent per diluted share), $0.5 million ($0.00 cent per diluted share) for the years ending December 31, 2015, 2014, and 2013, respectively. The 2015 effective tax rate includes an additional benefit of $4.6 million, because the corporate tax rate in Singapore is lower than the U.S. rate.
The 2014 effective tax rate reflects a $2.6 million benefit related to foreign tax credits.

The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Deferred tax assets attributable to:
Accounts receivable	$64	$243
Inventory	5,491	5,663
Accruals not currently deductible for tax purposes	6,661	9,915
Net operating loss and credit carryforwards	12,247	12,183
Capital loss carryforward	2,141	3,088
Depreciation	21,834	10,498
Equity compensation	4,673	3,662
Asset impairments	1,751	732
Other, net	3,578	5,549
Gross deferred tax assets	58,440	51,533
Valuation allowance	(12,724)	(11,104)
Total deferred tax assets	45,716	40,429
Deferred tax liabilities attributable to:
Purchased intangible assets	(68,610)	(77,149)
Total deferred tax liabilities	(68,610)	(77,149)
Net deferred tax liabilities	$(22,894)	$(36,720)
Deferred tax assets are generally required to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
As of December 31, 2015 and 2014, the Company had a net U.S. deferred tax liability of $12.6 million and $24.8 million, respectively, which are composed of temporary differences and various tax credit carryforwards. Management believes that it is more likely than not that the benefit from certain state net operating loss carryforwards, state credits, and a federal capital loss carryforward will not be realized. In recognition of this risk, management has provided a valuation allowance of $8.9 million and $10.6 million as of December 31, 2015 and 2014, respectively, on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2015 will be recognized as a reduction of income tax expense.
As of December 31, 2015 and 2014, the Company had a net non-U.S. deferred tax asset of $2.4 million and a net non-U.S. deferred tax liability of $1.4 million, respectively, for which management determined based upon the available evidence a valuation allowance of $3.8 million and $0.5 million as of December 31, 2015 and 2014, respectively, was required against the non-U.S. gross deferred tax assets. For other non-U.S. jurisdictions, management is relying upon projections of future taxable income to utilize deferred tax assets.
At December 31, 2015, there were approximately $674.0 million of accumulated undistributed earnings of subsidiaries outside the United States, all of which are considered to be reinvested indefinitely. Management has considered its future cash needs and affirms its intention to indefinitely invest such earnings overseas to be utilized for working capital purposes, expansion of existing operations, possible acquisitions and other international items. No U.S. tax has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes may be partially offset by available foreign tax credits. Management has concluded that it is impracticable to compute the full actual tax impact, but it estimates that $15 million of withholding taxes would be incurred if the $674.0 million were distributed.
At December 31, 2015, the Company had state operating loss carryforwards of approximately $5.6 million, which begin to expire in 2019; federal research and development credit carryforwards of approximately $3.6 million, which begin to expire in 2034; and foreign operating loss carryforwards of $12.9 million, which begin to expire in 2017. The Company will need approximately $10.3 million of certain types of domestic income by 2034 to fully utilize the credit carryforwards.
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
Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Gross unrecognized tax benefits at beginning of year	$5,984	$4,277
Increase from acquisition	—	2,431
Decreases in tax positions for prior years	(51)	(246)
Increases in tax positions for current year	2,067	2,409
Settlements	(194)	(1,385)
Lapse in statute of limitations	(185)	(1,502)
Gross unrecognized tax benefits at end of year	$7,621	$5,984
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.7 million at December 31, 2015.
Penalties and interest paid or received are recorded in other income, net, in the consolidated statements of operations. For the years ended December 31, 2015 and 2014, the Company has accrued interest and penalties related to unrecognized tax benefits of $0.6 million and $0.5 million, respectively. Benefits of $0.1 million, $0.4 million and $0.1 million were recognized as interest and penalties in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statutes of limitations related to the consolidated Federal income tax return and state returns are closed for all years up to and including 2011 and 2011, respectively. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2009.
Due to the potential for resolution of a foreign examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $1.3 million.
(11)    EQUITY
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
Stock Options
Stock option activity for the 2010 Stock Plan and predecessor plans for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015		2014		2013
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	2,034	$9.67	1,961	$8.20	2,565	$8.20
Granted	411	13.49	651	11.71	553	9.88
Exercised	(219)	7.62	(546)	6.56	(786)	7.54
Expired or Forfeited	(87)	10.72	(32)	14.06	(371)	12.10
Options outstanding, end of year	2,139	$10.57	2,034	$9.67	1,961	$8.20
Options exercisable, end of year	961	$9.07	728	$7.92	1,001	$6.92
Options outstanding for the Company’s stock plans at December 31, 2015 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$1.13 to $9.40	640	2.3 years	$8.18	569	$8.05
$9.88 to $9.88	498	4.1 years	9.88	245	9.88
$11.71 to $11.71	590	5.1 years	11.71	147	11.71
$13.49 to $13.49	411	6.1 years	13.49	—	—
	2,139	4.3 years	10.57	961	9.07
The weighted average remaining contractual term for options outstanding and exercisable for all plans at December 31, 2015 was 4.3 years and 3.2 years, respectively.
For all plans, the Company had shares available for future grants of 10.4 million shares, 11.6 million shares, and 6.8 million shares at December 31, 2015, 2014 and 2013, respectively.
For all plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was $1.4 million and $3.3 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $13.27 at December 31, 2015, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $5.9 million and $4.0 million for options outstanding and options exercisable, respectively.
Share-based payment awards in the form of stock option awards for 0.4 million, 0.7 million and 0.6 million options were granted to employees during the years ended December 31, 2015, 2014, and 2013. Compensation expense is based on the grant date fair value. The awards vest annually over a three-year or four-year period and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.
The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2015, 2014 and 2013:

Employee stock options:	2015	2014	2013
Volatility	34.6%	43.3%	51.7%
Risk-free interest rate	1.3%	1.1%	0.7%
Dividend yield	—%	—%	—%
Expected life (years)	3.9	3.8	3.6
Weighted average fair value per option	$3.86	$3.99	$3.80
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
Employee Stock Purchase Plan
The Company maintains the Entegris, Inc. Employee Stock Purchase Plan (ESPP). The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. At December 31, 2015, 0.6 million shares remained available for issuance under the ESPP. Employees purchased 0.3 million shares, 0.2 million shares, and 0.2 million shares, at a weighted-average price of $11.21, $10.57, and $8.00 during the years ended December 31, 2015, 2014 and 2013, respectively.
The table below sets forth the amount of cash received by the Company from the exercise of stock options and employee contributions to the ESPP during the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Exercise of stock options and employee contributions to the ESPP	$4,049	$3,117	$7,685
Restricted Stock Awards
Restricted stock awards are awards of common stock made under the 2010 Stock Plan that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense for restricted stock awards is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock activity for the years ended December 31, 2015, 2014 and 2013 is presented in the following table:

	2015		2014		2013
(Shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	1,613	$10.53	1,570	$8.98	1,802	$7.02
Granted	1,043	13.47	834	11.59	717	9.85
Vested	(638)	10.13	(686)	8.32	(871)	5.67
Forfeited	(136)	11.26	(105)	10.14	(78)	8.66
Unvested, end of year	1,882	12.25	1,613	10.53	1,570	8.98
The weighted average remaining contractual term for unvested restricted shares at December 31, 2015 and 2014 was 2.3 years and 2.3 years, respectively.

During the year ended December 31, 2015, Entegris, Inc. awarded performance stock for up to 0.2 million shares to be issued upon the achievement of performance conditions (Performance shares) under the Company’s 2010 Stock Plan to certain officers and other key employees. Compensation expense is based on the grant date fair value. The awards vest on the third anniversary of the award date. The Company estimates the fair value of the Performance shares using a Monte Carlo simulation process.
As of December 31, 2015, the total compensation cost related to unvested stock options and restricted stock awards not yet recognized was $3.2 million and $17.6 million, respectively, and is expected to be recognized over the next 2.5 years on a weighted-average basis.

Valuation and Expense Information
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards and grants under the employee stock purchase plan for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Cost of sales	$1,317	$809	$690
Engineering, research and development expenses	1,000	705	502
Selling, general and administrative expenses	8,716	7,373	6,736
Share-based compensation expense	11,033	8,887	7,928
Tax benefit	3,362	2,746	2,643
Share-based compensation expense, net of tax	$7,671	$6,141	$5,285

(12)    BENEFIT PLANS
401(k) Plan
The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the 401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches employees’ contributions to a maximum match of 4% of the employee’s eligible wages. The employer matching contribution expense under the Plan was $5.0 million, $4.4 million and $3.2 million in the fiscal years ended December 31, 2015, 2014 and 2013, respectively.
Defined Benefit Plans
The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.
The tables below set forth the Company’s estimated funded status as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$8,482	$9,855
Service cost	65	64
Interest cost	119	111
Actuarial loss	15	336
Benefits paid	(1,165)	(922)
Curtailments	(536)	—
Other	1,412	—
Foreign exchange impact	(198)	(962)
Benefit obligation at end of year	8,194	8,482
Change in plan assets:
Fair value of plan assets at beginning of year	380	384
Return on plan assets	19	9
Employer contributions	14	9
Acquisitions	331	—
Foreign exchange impact	(26)	(22)
Fair value of plan assets at end of year	718	380
Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(7,476)	$(8,102)

The curtailments noted above relate to revisions associated with the early termination of personnel in Taiwan.
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2015	2014
Noncurrent liability	$(7,476)	$(8,102)
Accumulated other comprehensive loss, net of taxes	1,149	1,007
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:

(In thousands)	2015	2014
Net actuarial loss	$435	$1,043
Prior service cost	998	227
Unrecognized transition obligation	—	(9)
Gross amount recognized	1,433	1,261
Deferred income taxes	(284)	(254)
Net amount recognized	$1,149	$1,007
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

(In thousands)	2015	2014
Projected benefit obligation	$8,194	$8,482
Accumulated benefit obligation	6,948	7,180
Fair value of plan assets	718	380
The components of the net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In thousands)	2015	2014	2013
Pension benefits:
Service cost	$65	$64	$98
Interest cost	119	111	122
Expected return on plan assets	(17)	(8)	(7)
Amortization of prior service cost	76	18	19
Amortization of net transition obligation	(1)	(1)	(1)
Amortization of plan loss	28	22	219
Recognized actuarial net loss	14	7	8
Curtailments	160	—	—
Net periodic pension benefit cost	$444	$213	$458
The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is as follows:

(In thousands)
Prior service cost	$63
Net actuarial loss	18
$81
Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2015, 2014 and 2013 are presented in the following table as weighted-averages:

	2015	2014	2013
Benefit obligations:
Discount rate	1.10%	1.13%	1.23%
Rate of compensation increase	3.70%	4.41%	4.10%
Net periodic benefit cost:
Discount rate	1.94%	1.83%	1.41%
Rate of compensation increase	4.41%	3.38%	2.01%
Expected return on plan assets	1.76%	1.35%	0.70%
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
Plan Assets
At December 31, 2015 and 2014, the Company’s pension plan assets are deposited in Bank of Taiwan in the form of money market funds, where the Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit.
The fair value measurements of the Company’s pension plan assets at December 31, 2015, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$718	$718	—	—
	$718	$718	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
The fair value measurements of the Company’s pension plan assets at December 31, 2014, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$380	$380	—	—
	$380	$380	—	—

(a)	This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
Cash Flows
The Company expects to make the following contributions and benefit payments:

(In thousands)	Contributions	Payments
2016	$7	$166
2017	—	278
2018	—	300
2019	—	161
2020	—	344
Years 2021-2025	—	2,514
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014.

	December 31, 2015				December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments:
Common stock	2,181	—	—	2,181	4,601	—	—	4,601
Other current assets:
Foreign exchange forward contracts asset	$—	$2,463	$—	$2,463	$—	$—	$—	$—
Total assets measured and recorded at fair value	$2,181	$2,463	$—	$4,644	$4,601	$—	$—	$4,601
Liabilities:
Foreign exchange forward contracts liability	$—	$—	$—	$—	$—	$1,851	$—	$1,851
Total liabilities measured and recorded at fair value	$—	$—	$—	$—	$—	$1,851	$—	$1,851

The following table provides information about derivative positions held by the Company as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(In thousands)	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amount of assets in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
Foreign exchange forward contracts	$2,958	$495	$2,463	$4,336	$2,485	$1,851
Gains and losses associated with derivatives are recorded in other expense (income), net, in the consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments for the years ended December 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014
Losses on foreign currency forward contracts	$(10,787)	$(1,456)

In the years ended December 31, 2015 and 2014, the Company recorded an other-than-temporary impairment of $0.5 million and $1.9 million, respectively, related to an available-for-sale common stock investment classified in short-term investments in the consolidated balance sheet. The fair value of the investment after impairment was $2.2 million and $4.6 million at December 31, 2015 and 2014, respectively, and is classified as a Level 1 investment in the fair value hierarchy. The fair value measurement of the common stock investment was based on a quoted market price in an active market. The Company determined that it was an other-than-temporary impairment due to the significant decline in fair value compared to the acquisition cost for an extended period of time and the financial condition of the issuer.

(14)    EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing net income attributable to Entegris, Inc. by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2015	2014	2013
Basic earnings per share—Weighted common shares outstanding	140,353	139,311	138,950
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	768	751	668
Diluted earnings per share—Weighted common shares outstanding	141,121	140,062	139,618
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Shares excluded from calculations of diluted EPS	998	1,183	1,248

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
Summarized financial information for the Company’s reportable segments is shown in the following tables.

(In thousands)	2015	2014	2013
Net sales:
CMH	$671,331	$653,964	$609,826
EM	409,790	308,105	83,633
Total net sales	$1,081,121	$962,069	$693,459
(In thousands)	2015	2014	2013
Segment profit:
CMH	$155,212	$138,379	$128,910
EM	94,653	90,121	20,034
Total segment profit	$249,865	$228,500	$148,944
(In thousands)	2015	2014	2013
Total assets:
CMH	$489,433	$500,575	$395,291
EM	765,955	804,889	46,831
Corporate	402,552	456,627	433,172
Total assets	$1,657,940	$1,762,091	$875,294

(In thousands)	2015	2014	2013
Depreciation and amortization:
CMH	$37,521	$37,455	$32,797
EM	59,297	41,671	4,238
Corporate	4,836	4,578	1,780
Total depreciation and amortization	$101,654	$83,704	$38,815
(In thousands)	2015	2014	2013
Capital expenditures:
CMH	$43,646	$33,619	$49,893
EM	22,863	19,450	6,842
Corporate	5,468	4,664	3,625
Total capital expenditures	$71,977	$57,733	$60,360

The following table reconciles total segment profit to income before income taxes and equity in net loss (income) of affiliates:

(In thousands)	2015	2014	2013
Total segment profit	$249,865	$228,500	$148,944
Less:
Charge for fair value write-up of acquired inventory sold	—	48,586	—
Amortization of intangibles	47,349	37,067	9,347
Contingent consideration fair value adjustment	—	(1,282)	(1,813)
Unallocated general and administrative expenses	84,448	122,775	47,173
Operating income	118,068	21,354	94,237
Interest expense	38,667	33,355	153
Interest income	(429)	(1,336)	(317)
Other (income) expense, net	(12,355)	2,727	(1,794)
Income (loss) before income tax expense (benefit) and equity in net loss of affiliates	$92,185	$(13,392)	$96,195

The following table presents amortization of intangibles for each of the Company’s segments for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Amortization of intangibles:
CMH	$9,651	$10,180	$8,620
EM	37,698	26,887	727
Total amortization of intangibles	$47,349	$37,067	$9,347

The following table summarizes total net sales, based upon the country or region to which sales to external customers were made for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Net sales:
United States	$251,885	$239,040	$201,380
Japan	131,332	121,452	101,529
Europe	91,285	95,994	72,330
Taiwan	249,913	230,824	128,194
Singapore	55,409	46,051	30,942
South Korea	148,062	122,328	76,353
China	89,901	66,186	36,299
Other	63,334	40,194	46,432
	$1,081,121	$962,069	$693,459

The following table summarizes property, plant and equipment, net, attributed to significant countries for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Property, plant and equipment:
United States	$229,558	$222,125	$123,846
Korea	32,400	32,163	4,422
Japan	23,619	22,261	24,007
Malaysia	19,878	20,607	23,801
Other	15,846	16,413	10,364
	$321,301	$313,569	$186,440

In the years ended December 31, 2015 and 2014, one individual customer accounted for 12.4% and 13.6% of net sales, respectively, which includes sales from both of the Company's segments. In the year ended December 31, 2013, no single customer accounted for ten percent or more of net sales.
(16)    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial statements. The Company expenses legal costs as incurred.
(17)    QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	March 28, 2015	June 27, 2015	September 26, 2015	December 31, 2015
Net sales	$263,373	$280,709	$270,253	$266,786
Gross profit	116,536	128,087	116,310	109,298
Net income	14,872	24,448	23,403	17,573
Basic net income per common share	0.11	0.17	0.17	0.13
Diluted net income per common share	0.11	0.17	0.17	0.12

	Fiscal quarter ended
(In thousands, except per share data)	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$165,804	$251,578	$273,054	$271,633
Gross profit	71,352	88,668	98,743	117,920
Net income (loss)	14,312	(14,669)	(1,068)	9,312
Basic net income (loss) per common share	0.10	(0.11)	(0.01)	0.07
Diluted net income (loss) per common share	0.10	(0.11)	(0.01)	0.07

(18) SUBSEQUENT EVENT

On February 5, 2016, the Company’s Board of Directors authorized a repurchase program covering up to an aggregate of $100 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The authorization expires February 17, 2017.