Form 10-Q
period 2016-04-02
ENTEGRIS INC
filed 2016-04-28
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common Stock, $0.01 par value per share	140,829,976 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2016

Cautionary Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 under the headings “Risks Relating to our Business and Industry”, “Risks Related to Our Indebtedness”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Common Stock” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.
Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	April 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$344,403	$349,825
Short-term investments	1,140	2,181
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,659 and $1,318	149,824	141,409
Inventories	184,030	173,176
Deferred tax charges and refundable income taxes	18,762	18,943
Other current assets	21,622	23,253
Total current assets	719,781	708,787
Property, plant and equipment, net of accumulated depreciation of $355,805 and $341,840	322,729	321,301
Other assets:
Goodwill	343,286	342,111
Intangible assets, net of accumulated amortization of $205,173 and $193,884	251,803	258,942
Deferred tax assets and other noncurrent tax assets	8,241	7,771
Other	7,990	7,785
Total assets	$1,653,830	$1,646,697
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$50,000	$50,000
Accounts payable	47,550	36,916
Accrued payroll and related benefits	22,068	41,891
Other accrued liabilities	30,460	33,968
Income taxes payable	11,625	12,775
Total current liabilities	161,703	175,550
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $12,220 and $12,807	606,630	606,044
Pension benefit obligations and other liabilities	25,633	24,608
Deferred tax liabilities and other noncurrent tax liabilities	38,110	37,612
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of April 2, 2015 and December 31, 2015	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of April 2, 2015 and December 31, 2015: 140,829,976 and 140,716,420	1,408	1,407
Additional paid-in capital	847,739	848,667
Retained earnings (accumulated loss)	13,993	(416)
Accumulated other comprehensive loss	(41,386)	(46,775)
Total equity	821,754	802,883
Total liabilities and equity	$1,653,830	$1,646,697
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	April 2, 2016	March 28, 2015
Net sales	$267,024	$263,373
Cost of sales	152,318	146,837
Gross profit	114,706	116,536
Selling, general and administrative expenses	47,956	50,890
Engineering, research and development expenses	25,902	25,800
Amortization of intangible assets	11,289	12,307
Operating income	29,559	27,539
Interest expense	9,218	9,841
Interest income	(69)	(213)
Other income, net	(675)	(1,733)
Income before income tax expense and equity in net loss of affiliates	21,085	19,644
Income tax expense	4,873	4,670
Equity in net loss of affiliates	—	102
Net income	$16,212	$14,872

Basic net income per common share	$0.12	$0.11
Diluted net income per common share	$0.11	$0.11
Weighted shares outstanding:
Basic	140,780	139,984
Diluted	141,371	140,740
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Net income	$16,212	$14,872
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5,600	(9,675)
Available-for-sale securities, unrealized loss	(226)	—
Pension liability adjustments	16	17
Other comprehensive income (loss)	5,390	(9,658)
Comprehensive income	$21,602	$5,214
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Operating activities:
Net income	$16,212	$14,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,700	13,319
Amortization	11,289	12,307
Share-based compensation expense	2,861	2,258
Provision for deferred income taxes	(211)	(2,833)
Other	4,796	2,908
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(6,799)	(32,246)
Inventories	(12,998)	(7,512)
Accounts payable and accrued liabilities	(9,510)	(5,962)
Other current assets	1,796	3,100
Income taxes payable and refundable income taxes	(726)	3,241
Other	(3,071)	(3,584)
Net cash provided by (used in) operating activities	17,339	(132)
Investing activities:
Acquisition of property, plant and equipment	(17,819)	(20,488)
Proceeds from sale and maturities of short-term investments	932	741
Other	(3,427)	319
Net cash used in investing activities	(20,314)	(19,428)
Financing activities:
Payments of long-term debt	—	(25,000)
Issuance of common stock	—	520
Repurchase and retirement of common stock	(3,573)	—
Taxes paid related to net share settlement of equity awards	(2,067)	(2,053)
Other	49	135
Net cash used in financing activities	(5,591)	(26,398)
Effect of exchange rate changes on cash and cash equivalents	3,144	(2,354)
Decrease in cash and cash equivalents	(5,422)	(48,312)
Cash and cash equivalents at beginning of period	349,825	389,699
Cash and cash equivalents at end of period	$344,403	$341,387

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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of April 2, 2016 and December 31, 2015, the results of operations and comprehensive income for the three months ended April 2, 2016 and March 28, 2015, and cash flows for the three months ended April 2, 2016 and March 28, 2015.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $663.2 million at April 2, 2016 compared to the carrying amount of long-term debt, including current maturities, of $656.6 million.
Recent Accounting Pronouncements In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU No. 2014-09 is effective beginning January 1, 2018. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures. The Company has not yet selected a transition approach.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update represents a change in accounting principle and required retrospective application. The update became effective January 1, 2016. Based on the balances as of December 31, 2015, the Company reclassified $11.2 million of unamortized debt issuance costs from other current assets and other noncurrent assets to long-term debt per the adoption of ASU No. 2015-03.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU No. 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU No. 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and disclosures, and the timing of adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is currently assessing the impact that adopting this accounting standard will have on its consolidated financial statements and disclosures, and the timing of adoption.
2. INVENTORIES
Inventories consist of the following:

(In thousands)	April 2, 2016	December 31, 2015
Raw materials	$54,634	$51,063
Work-in process	16,061	11,644
Finished goods	113,335	110,469
Total inventories	$184,030	$173,176

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	CMH	EM	Total
December 31, 2015	$47,411	$294,700	$342,111
Foreign currency translation	—	1,175	1,175
April 2, 2016	$47,411	$295,875	$343,286

Identifiable intangible assets at April 2, 2016 and December 31, 2015 consist of the following:

April 2, 2016
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$200,720	$108,708	$92,012
Trademarks and trade names	127,191	32,509	94,682
Customer relationships	108,798	56,421	52,377
Other	20,267	7,535	12,732
	$456,976	$205,173	$251,803

December 31, 2015
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$200,692	$102,883	$97,809
Trademarks and trade names	17,085	10,905	6,180
Customer relationships	218,283	72,948	145,335
Other	16,766	7,148	9,618
	$452,826	$193,884	$258,942
Future amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated to be the following at April 2, 2016:

Fiscal year ending December 31	(In thousands)
2016	$33,390
2017	43,936
2018	40,805
2019	38,565
2020	23,790
Thereafter	71,317
$251,803

4. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Basic—weighted common shares outstanding	140,780	139,984
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	591	756
Diluted—weighted common shares and common shares equivalent outstanding	141,371	140,740
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended April 2, 2016 and March 28, 2015:

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Shares excluded from calculations of diluted EPS	1,305	1,416
5. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at April 2, 2016 and December 31, 2015. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	April 2, 2016				December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments
Common stock	$1,140	$—	$—	$1,140	$2,181	$—	$—	$2,181
Other current assets
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$2,463	$—	$2,463
Total assets measured and recorded at fair value	$1,140	$—	$—	$1,140	$2,181	$2,463	$—	$4,644
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$2,650	$—	$2,650	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$2,650	$—	$2,650	$—	$—	$—	$—

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the April 2, 2016 and December 31, 2015 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	April 2, 2016			December 31, 2015
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet
Foreign currency contracts	$2,650	$—	$2,650	$2,958	$495	$2,463

Losses associated with derivatives are recorded in other income, net, in the condensed consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Losses on foreign currency contracts	$(2,650)	$(2,713)

In the first quarter of 2015, the Company recorded an other-than-temporary impairment loss of $0.5 million related to an available-for-sale common stock investment classified in short-term investments in its condensed consolidated balance sheet. The Company determined that it was an other-than-temporary impairment due to the significant decline in the fair value compared to the investment's carrying value for an extended period of time and the financial condition of the issuer.
6. SEGMENT REPORTING

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

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Net sales
CMH	$166,229	$167,468
EM	100,795	95,905
Total net sales	$267,024	$263,373

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Segment profit
CMH	$37,892	$41,341
EM	21,575	20,222
Total segment profit	$59,467	$61,563
The following table reconciles total segment profit to income before income taxes and equity in net loss of affiliates:

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Total segment profit	$59,467	$61,563
Less:
Amortization of intangible assets	11,289	12,307
Unallocated general and administrative expenses	18,619	21,717
Operating income	29,559	27,539
Interest expense	9,218	9,841
Interest income	(69)	(213)
Other income, net	(675)	(1,733)
Income before income tax expense and equity in net loss of affiliates	$21,085	$19,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
This overview is not a complete discussion of the Company’s financial condition, changes in financial condition and results of operations; it is intended merely to facilitate an understanding of the most salient aspects of the Company's financial condition and operating performance and to provide a context for the detailed discussion and analysis that follows and must be read in its entirety in order to fully understand the Company’s financial condition and results of operations.

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

We offer a diverse product portfolio that includes approximately 20,000 standard and customized products which include both unit driven and capital expense driven products. Unit-driven products now comprise approximately 80% of our combined sales, with the balance being capital driven products. Our unit-driven products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Our unit-driven product class includes membrane-based liquid filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products, implant gas storage and delivery systems, copper electroplating materials, advanced precursor materials for thin film deposition and photoresist strip and post chemical mechanical planarization or CMP cleaning materials and consumable graphite and silicon carbide components. Capital expense driven products, which generally have a lifetime of 18 months or more, rely on the expansion of manufacturing capacity to drive growth and include our fluid management components, systems and subsystems that transfer, monitor, and control process liquids used in the semiconductor manufacturing processes, gas filtration and purification components, systems and subsystems that remove contaminants at equipment and factory level for manufacturing, our process carriers that protect the integrity of in-process wafers and graphite, silicon carbide and specialty coated components for manufacturing equipment.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2016 end April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016. Unaudited information for the three months ended April 2, 2016 and March 28, 2015 and the financial position as of April 2, 2016 and December 31, 2015 are included in this Quarterly Report on Form 10-Q.
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
Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of Entegris include:

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

Overall Summary of Financial Results for the Three Months Ended April 2, 2016

For the three months ended April 2, 2016, net sales increased 1% to $267.0 million, compared to $263.4 million for the three months ended March 28, 2015. The Company's sales increase reflects nominally improved demand from the Company's semiconductor industry customers compared to the year-ago period, offset partly by a decrease in sales of certain specialty materials products. Unfavorable foreign currency translation effects were $0.8 million for the quarter. Exclusive of that factor, the Company's sales increased 2%,

Despite the net sales increase, the Company's gross profit fell slightly for the three months ended April 2, 2016, to $114.7 million, down from $116.5 million for the three months ended March 28, 2015. The Company experienced a 43.0% gross margin rate for the three months ended April 2, 2016 compared to 44.2% in the comparable year-ago period. The gross profit and gross margin shortfalls in 2016 were primarily associated with a slightly unfavorable sales mix, higher charges for excess and obsolete inventory, and an increase in qualification and start-up costs at the Company's i2M Center.

The Company's selling, general and administrative (SG&A) expenses decreased by $2.9 million for the three months ended April 2, 2016 compared to the year-ago quarter, mainly due to the absence of $2.6 million in integration costs incurred in 2015 related to the April 30, 2014 acquisition of ATMI, Inc. (ATMI).

The Company incurred interest expense of $9.2 million for the quarter ended April 2, 2016 compared to $9.8 million in the three-month period ended March 28, 2015. The decrease reflects a year-over-year reduction in outstanding borrowings.

As a result of the aforementioned factors, the Company reported net income of $16.2 million, or $0.11 per diluted share, for the quarter ended April 2, 2016 compared to net income of $14.9 million, or $0.11 per diluted share, a year ago.
During the three-month period ended April 2, 2016, the Company’s operating activities provided cash flow of $17.3 million. Cash used for capital expenditures was $17.8 million. Cash and cash equivalents were $344.4 million at April 2, 2016 compared with cash and cash equivalents of $349.8 million at December 31, 2015. The Company had outstanding long-term debt of $656.6 million at April 2, 2016, compared to $656.0 million at December 31, 2015.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to inventory valuation, impairment of long-lived assets, goodwill, income taxes and business acquisitions. There have been no material changes in these aforementioned critical accounting policies.

Three Months Ended April 2, 2016 Compared to Three Months Ended March 28, 2015 and December 31, 2015
The following table compares operating results for the three months ended April 2, 2016 with results for the three months ended March 28, 2015 and December 31, 2015, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	April 2, 2016		March 28, 2015		December 31, 2015
Net sales	$267,024	100.0%	$263,373	100.0%	$266,786	100.0%
Cost of sales	152,318	57.0	146,837	55.8	157,488	59.0
Gross profit	114,706	43.0	116,536	44.2	109,298	41.0
Selling, general and administrative expenses	47,956	18.0	50,890	19.3	51,024	19.1
Engineering, research and development expenses	25,902	9.7	25,800	9.8	26,717	10.0
Amortization of intangible assets	11,289	4.2	12,307	4.7	11,441	4.3
Operating income	29,559	11.1	27,539	10.5	20,116	7.5
Interest expense	9,218	3.5	9,841	3.7	9,783	3.7
Interest income	(69)	—	(213)	(0.1)	(89)	—
Other income, net	(675)	(0.3)	(1,733)	(0.7)	(3,889)	(1.5)
Income before income taxes and equity in loss of affiliates	21,085	7.9	19,644	7.5	14,311	5.4
Income tax expense (benefit)	4,873	1.8	4,670	1.8	(4,731)	(1.8)
Equity in net loss of affiliates	—	—	102	—	1,469	0.6
Net income	$16,212	6.1%	$14,872	5.6%	$17,573	6.6%

Net sales For the three months ended April 2, 2016, net sales increased by 1% to $267.0 million, compared to $263.4 million for the three months ended March 28, 2015. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended March 28, 2015	$263,373
Growth associated with volume and pricing	4,498
Decrease associated with effect of foreign currency translation	(847)
Net sales in the quarter ended April 2, 2016	$267,024

The Company's sales increase reflects nominally improved demand from the Company's semiconductor industry customers compared to the year-ago period, offset partly by a decrease in sales of certain specialty materials products. Unfavorable foreign currency translation effects were $0.8 million for the quarter. Exclusive of that factor, the Company's sales increased 2%,

On a geographic basis, total sales in the first quarter of 2016 to Asia (excluding Japan) were 53%, North America 24%, Japan 13% and Europe 10% compared to prior year first quarter sales to Asia (excluding Japan) of 54%, North America 24%, Japan 12% and Europe 9%. Sales increased by 10%, 9% and 1% in Japan, Europe and North America, respectively, in the first quarter of 2016 compared to last year's first quarter. About one-third of the improvement in Japan was due to favorable foreign currency translation effects related to the year-over-year strengthening of the Japanese yen. Sales in Asia decreased 2%, mainly due to unfavorable foreign currency translation effects related to the year-over-year weakening of the Korean won

Gross profit Despite the net sales increase, the Company's gross profit fell slightly for the three months ended April 2, 2016, to $114.7 million, down from $116.5 million for the three months ended March 28, 2015. The Company experienced a 43.0% gross margin rate for the three months ended April 2, 2016 compared to 44.2% in the comparable year-ago period. The gross profit and gross margin shortfalls in 2016 were primarily associated with a slightly unfavorable sales mix, higher charges for excess and obsolete inventory, and an increase in qualification and start-up costs at the Company's i2M Center.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $48.0 million for the three months ended April 2, 2016, down $2.9 million, or 6%, from the comparable three-month period a year earlier. An analysis of the factors underlying the decrease in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended March 28, 2015	$50,890
Decrease in integration costs	(2,612)
Other decreases, net	(322)
Selling, general and administrative expenses in the quarter ended September 26, 2015	$47,956

Engineering, research and development expenses ER&D expenses were $25.9 million in the three months ended April 2, 2016 compared to $25.8 million in the year-ago period, a $0.1 million increase. The Company’s ER&D efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies.
Interest expense Interest expense includes interest associated with debt outstanding issued to help fund the acquisition of ATMI in 2014 and the amortization of debt issuance costs associated with such borrowings. Interest expense was $9.2 million in the three months ended April 2, 2016 compared to $9.8 million in the three-month period ended March 28, 2015. The decrease reflects lower outstanding borrowings due to the Company's payments on its senior secured term loan in 2015.
Other income, net Other income, net was $0.7 million in the three months ended April 2, 2016, and consisted mainly of foreign currency transaction gains. Other income, net was $1.7 million in the three months ended March 28, 2015, which was mainly due to foreign currency transaction gains of $2.4 million, offset in part by a $0.7 million loss related to the impairment and sale of an equity investment.

Income tax expense The Company recorded income tax expense of $4.9 million and $4.7 million, respectively, in the three months ended April 2, 2016 and March 28, 2015. The Company’s year-to-date effective tax rate was 23.1% in 2016, compared to 23.8% in 2015. The tax rate in both years reflect the benefit of foreign source income being taxed at lower rates than the U.S. statutory rate.

Net income Due to the factors noted above, the Company recorded net income of $16.2 million, or $0.11 per diluted share, in the three-month period ended April 2, 2016 compared to net income of $14.9 million, or $0.11 per diluted share, in the three-month period ended March 28, 2015.

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

Adjusted EBITDA decreased 2% to $54.5 million in the three-month period ended April 2, 2016, compared to $55.8 million in the three-month period ended March 28, 2015. Adjusted EBITDA, as a percent of net sales, declined to 20.4% from 21.2% in the year-ago period.

Adjusted Operating Income decreased 4% to $40.8 million in the three-month period ended April 2, 2016, compared to $42.5 million in the three-month period ended March 28, 2015. Adjusted Operating Income, as a percent of net sales, declined to 15.3% from 16.1% in the year-ago period.

Non-GAAP Earnings Per Share decreased 6% to $0.17 in the three-month period ended April 2, 2016, compared to $0.18 in the three-month period ended March 28, 2015.

Segment Analysis
The Company reports its financial performance based on two reporting segments. The following is a discussion on the results of operations of these two business segments. See Note 6 to the condensed consolidated financial statements for additional information on the Company’s two segments.

The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three months ended April 2, 2016, March 28, 2015 and December 31, 2015.

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015	December 31, 2015
Critical Materials Handling
Net sales	$166,229	$167,468	$163,567
Segment profit	37,892	41,341	33,030
Electronic Materials
Net sales	$100,795	$95,905	$103,219
Segment profit	21,575	20,222	21,953
Critical Materials Handling (CMH)
For the first quarter of 2016, CMH net sales were slightly lower at $166.2 million, compared to $167.5 million in the comparable period last year. Decreases in sales of specialty materials and unfavorable foreign currency translation effects of $1.0 million, were partly offset by improved sales of 300mm transport module and liquid microcontamination control products. CMH reported a segment profit of $37.9 million in the first quarter of 2016, down 8% from $41.3 million in the year-ago period due to the decreased sales, higher manufacturing expenses associated with qualification and start-up costs at the Company's i2M Center, and higher selling expenses.

Electronic Materials (EM)
For the first quarter of 2016, EM net sales increased 5% to $100.8 million, up from $95.9 million in the comparable period last year. An improvement in the sale of advanced deposition material products accounted for the increase. EM reported a segment profit of $21.6 million in the first quarter of 2016 compared to a $20.2 million segment profit in the year-ago period. The increase in segment profit mainly reflects the improved sales levels.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $18.6 million in the first quarter of 2016 compared to $21.7 million in the first quarter of 2015. The $3.1 million decline mainly reflects the absence of integration expenses of $2.6 million.

Liquidity and Capital Resources
Operating activities Cash flows used in operating activities totaled $17.3 million in the three months ended April 2, 2016. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $31.3 million, mainly reflecting increases in accounts receivable and inventories, and a decrease in accrued liabilities.
Accounts receivable increased by $8.4 million during the three months ended April 2, 2016, or $6.8 million after accounting for foreign currency translation, mainly reflecting an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 51 days at April 2, 2016 compared to 48 days at the beginning of the year.
Inventories increased by $10.9 million during the three months ended April 2, 2016, but increased by $13.0 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The net increase reflects higher levels of all inventory categories due to increased business activity.
Accounts payable and accrued liabilities decreased $12.7 million during the three months ended April 2, 2016, or $9.5 million lower after accounting for foreign currency translation and payments for capital expenditures. The decrease, reflecting the payment of 2015 incentive compensation during the first quarter of 2016 and accrued interest payable, was partly offset by higher accounts payable.

Working capital at April 2, 2016 was $558.1 million, compared to $533.2 million as of December 31, 2015, and included $344.4 million in cash and cash equivalents, compared to cash and cash equivalents of $349.8 million as of December 31, 2015.

Investing activities Cash flows used in investing activities totaled $20.3 million in the three-month period ended April 2, 2016.
Acquisition of property and equipment totaled $17.8 million, which primarily reflected investments in equipment and tooling. The Company's 2016 capital expenditure plans generally reflect more normalized capital spending levels. As of April 2, 2016, the Company had outstanding capital purchase obligations of $9.9 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property. As of April 2, 2016, the Company expects its capital expenditures in 2016 to be approximately $80 million.

Financing activities Cash flows used in financing activities totaled $5.6 million during the three-month period ended April 2, 2016. The Company purchased shares of the Company’s common stock at a total cost of $3.6 million under the stock repurchase program authorized by the Company’s Board of Directors and paid $2.1 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.

The Company has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. As of April 2, 2016, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through April 2, 2016, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.7 million. There were no outstanding borrowings under these lines of credit at April 2, 2016.
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
At April 2, 2016, the Company’s shareholders’ equity was $821.8 million, up from $802.9 million at the beginning of the year. The increase mainly reflected net income of $16.2 million, an increase to additional paid-in capital of $2.9 million associated with the Company’s share-based compensation expense, and foreign currency translation effects of $5.6 million, mainly associated with the weakening of the U.S. dollar versus Korean won and Japanese yen. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $3.6 million and the payment of $2.1 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.
As of April 2, 2016, the Company’s resources included cash and cash equivalents of $344.4 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities, and cash flow generated from operations. As of April 2, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $216.1 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
New Accounting Pronouncements
Recently adopted accounting pronouncements Refer to Note 1 to the Company's condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted.

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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net loss of affiliates, (2) income tax expense, (3) interest expense, (4) interest income, (5) other income, net, (6) integration costs, (7) amortization of intangible assets and (8) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) integration costs, (2) (gain) loss on impairment and sale of equity investment, (3) amortization of intangible assets and (4) the tax effect of those adjustments to net income.
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

Management considers these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP financial measures and evaluating these non-GAAP financial measures together with their most directly comparable financial measures calculated in accordance with GAAP. The calculations of Adjusted EBITDA, Adjusted Operating Income, and non-GAAP EPS, and reconciliations between these financial measures and their most directly comparable GAAP equivalents, are presented below in the accompanying tables.

Reconciliation of GAAP Net income attributable to Entegris, Inc. to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In thousands)	April 2, 2016	March 28, 2015
Net sales	$267,024	$263,373
Net income	$16,212	$14,872
Adjustments to net income
Equity in net loss of affiliates	—	102
Income tax expense	4,873	4,670
Interest expense	9,218	9,841
Interest income	(69)	(213)
Other income, net	(675)	(1,733)
GAAP – Operating income	29,559	27,539
Integration costs	—	2,612
Amortization of intangible assets	11,289	12,307
Adjusted operating income	40,848	42,458
Depreciation	13,700	13,319
Adjusted EBITDA	$54,548	$55,777

Adjusted operating income – as a % of net sales	15.3%	16.1%
Adjusted EBITDA – as a % of net sales	20.4%	21.2%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended
(In thousands, except per share data)	April 2, 2016	March 28, 2015
Net income	$16,212	$14,872
Adjustments to net income
Integration costs	—	2,612
(Gain) loss on impairment and sale of equity investment	(118)	673
Amortization of intangible assets	11,289	12,307
Tax effect of adjustments to net income	(3,766)	(5,018)
Non-GAAP net income	$23,617	$25,446

Diluted earnings per common share	$0.11	$0.11
Effect of adjustments to net income	0.05	0.08
Diluted non-GAAP earnings per common share	$0.17	$0.18

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At April 2, 2016, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of April 2, 2016. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of April 2, 2016, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of April 2, 2016, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended April 2, 2016.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	—	—	—	$100,000,000
February 1 - 29	292,699	$12.21	292,699	$96,427,279
March 1 - April 2	—	—	—	$96,427,279
Total	292,699	$12.21	292,699	$96,427,279

(1) On February 5, 2016, the Company’s Board of Directors authorized a repurchase program covering up to an aggregate of $100 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The authorization expires February 17, 2017.

Item 6. Exhibits

10.1	Executive Separation Letter Agreement, dated as of February 3, 2016 by and between Entegris, Inc. and Peter W. Walcott
10.2	Amendment No. 1, dated as of February 23, 2016, to the Severance Protection Agreement by and between Entegris, Inc, and Gregory B. Graves
10.3
Second Amendment to Lease, dated as of March 8, 2016, by and between Entegris, Inc. and KBS Rivertech, LLC (Incorporated by reference to the Registrant's Report on Form 8-K dated March 11, 2016 (File No. 001-32598)

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

ENTEGRIS, INC.

Date: April 28, 2016	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)

EXHIBIT INDEX

10.1	Executive Separation Letter Agreement, dated as of February 3, 2016 by and between Entegris, Inc. and Peter W. Walcott
10.2	Amendment No. 1, dated as of February 23, 2016, to the Severance Protection Agreement by and between Entegris, Inc, and Gregory B. Graves
10.3
Second Amendment to Lease, dated as of March 8, 2016, by and between Entegris, Inc. and KBS Rivertech, LLC (Incorporated by reference to the Registrant's Report on Form 8-K dated March 11, 2016 (File No. 001-32598)

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