Form 10-Q
period 2016-07-02
ENTEGRIS INC
filed 2016-07-28
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2016
Common Stock, $0.01 par value per share	141,209,778 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2016

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	July 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$373,743	$349,825
Short-term investments	—	2,181
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,282 and $1,318	180,596	141,409
Inventories	181,086	173,176
Deferred tax charges and refundable income taxes	18,971	18,943
Other current assets	17,777	23,253
Total current assets	772,173	708,787
Property, plant and equipment, net of accumulated depreciation of $368,470 and $341,840	322,720	321,301
Other assets:
Goodwill	343,261	342,111
Intangible assets, net of accumulated amortization of $216,071 and $193,884	240,688	258,942
Deferred tax assets and other noncurrent tax assets	8,848	7,771
Other	7,792	7,785
Total assets	$1,695,482	$1,646,697
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$50,000	$50,000
Accounts payable	49,637	36,916
Accrued payroll and related benefits	34,846	41,891
Other accrued liabilities	39,118	33,968
Income taxes payable	13,538	12,775
Total current liabilities	187,139	175,550
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $11,615 and $12,807	582,235	606,044
Pension benefit obligations and other liabilities	27,641	24,608
Deferred tax liabilities and other noncurrent tax liabilities	37,237	37,612
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of July 2, 2016 and December 31, 2015	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of July 2, 2016 and December 31, 2015: 141,171,882 and 140,716,420	1,412	1,407
Additional paid-in capital	853,526	848,667
Retained earnings (accumulated loss)	46,883	(416)
Accumulated other comprehensive loss	(40,591)	(46,775)
Total equity	861,230	802,883
Total liabilities and equity	$1,695,482	$1,646,697
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$303,052	$280,709	$570,076	$544,082
Cost of sales	163,847	152,622	316,165	299,459
Gross profit	139,205	128,087	253,911	244,623
Selling, general and administrative expenses	53,597	50,270	101,553	101,160
Engineering, research and development expenses	28,146	26,542	54,048	52,342
Amortization of intangible assets	11,062	11,928	22,351	24,235
Operating income	46,400	39,347	75,959	66,886
Interest expense	9,092	9,752	18,310	19,593
Interest income	(41)	(37)	(110)	(250)
Other income, net	(1,054)	(1,109)	(1,729)	(2,842)
Income before income tax expense and equity in net loss of affiliates	38,403	30,741	59,488	50,385
Income tax expense	5,513	6,245	10,386	10,915
Equity in net loss of affiliates	—	48	—	150
Net income	$32,890	$24,448	$49,102	$39,320

Basic net income per common share	$0.23	$0.17	$0.35	$0.28
Diluted net income per common share	$0.23	$0.17	$0.35	$0.28
Weighted shares outstanding:
Basic	140,953	140,307	140,867	140,146
Diluted	141,723	140,993	141,547	140,866
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$32,890	$24,448	$49,102	$39,320
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,164	(5,279)	6,763	(14,954)
Available-for-sale securities, unrealized (loss) gain	(384)	684	(611)	684
Pension liability adjustments	16	—	32	17
Other comprehensive income (loss)	796	(4,595)	6,184	(14,253)
Comprehensive income	$33,686	$19,853	$55,286	$25,067
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	July 2, 2016	June 27, 2015
Operating activities:
Net income	$49,102	$39,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,525	26,724
Amortization	22,351	24,235
Share-based compensation expense	6,366	5,145
Provision for deferred income taxes	(931)	3,035
Other	9,204	(8,136)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(36,099)	(28,594)
Inventories	(11,389)	(28,500)
Accounts payable and accrued liabilities	13,555	(9,126)
Other current assets	5,693	4,449
Income taxes payable and refundable income taxes	407	(364)
Other	(7,246)	7,926
Net cash provided by operating activities	78,538	36,114
Investing activities:
Acquisition of property, plant and equipment	(32,144)	(34,230)
Proceeds from sale and maturities of short-term investments	1,726	1,607
Other	(3,384)	318
Net cash used in investing activities	(33,802)	(32,305)
Financing activities:
Payments of long-term debt	(25,000)	(75,000)
Issuance of common stock	2,380	974
Repurchase and retirement of common stock	(3,573)	—
Taxes paid related to net share settlement of equity awards	(2,203)	(2,403)
Other	91	352
Net cash used in financing activities	(28,305)	(76,077)
Effect of exchange rate changes on cash and cash equivalents	7,487	(3,689)
Increase (decrease) in cash and cash equivalents	23,918	(75,957)
Cash and cash equivalents at beginning of period	349,825	389,699
Cash and cash equivalents at end of period	$373,743	$313,742

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations Entegris, Inc. (Entegris or the Company) is a leader in specialty chemicals and advanced materials solutions for the microelectronics industry and other high-technology industries.
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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of July 2, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and six months ended July 2, 2016 and June 27, 2015, and cash flows for the six months ended July 2, 2016 and June 27, 2015.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $639.1 million at July 2, 2016 compared to the carrying amount of long-term debt, including current maturities, of $632.2 million.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU No. 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU No. 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU No. 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and disclosures, and the timing of adoption.

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
2. INVENTORIES
Inventories consist of the following:

(In thousands)	July 2, 2016	December 31, 2015
Raw materials	$51,186	$51,063
Work-in process	17,510	11,644
Finished goods	112,390	110,469
Total inventories	$181,086	$173,176

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	CMH	EM	Total
December 31, 2015	$47,411	$294,700	$342,111
Foreign currency translation	—	1,150	1,150
July 2, 2016	$47,411	$295,850	$343,261

Identifiable intangible assets at July 2, 2016 and December 31, 2015 consist of the following:

July 2, 2016
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$200,601	$114,419	$86,182
Trademarks and trade names	17,101	11,913	5,188
Customer relationships	218,840	82,121	136,719
Other	20,217	7,618	12,599
	$456,759	$216,071	$240,688

December 31, 2015
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$200,692	$102,883	$97,809
Trademarks and trade names	17,085	10,905	6,180
Customer relationships	218,283	72,948	145,335
Other	16,766	7,148	9,618
	$452,826	$193,884	$258,942
Future amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated to be the following at July 2, 2016:

Fiscal year ending December 31	(In thousands)
2016	$22,234
2017	43,897
2018	40,869
2019	38,630
2020	28,813
Thereafter	66,245
$240,688

4. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Basic—weighted common shares outstanding	140,953	140,307	140,867	140,146
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	770	686	680	720
Diluted—weighted common shares and common shares equivalent outstanding	141,723	140,993	141,547	140,866
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended July 2, 2016 and June 27, 2015:

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Shares excluded from calculations of diluted EPS	964	1,005	1,391	945
5. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at July 2, 2016 and December 31, 2015. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	July 2, 2016				December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments
Common stock	$—	$—	$—	$—	$2,181	$—	$—	$2,181
Other current assets
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$2,463	$—	$2,463
Total assets measured and recorded at fair value	$—	$—	$—	$—	$2,181	$2,463	$—	$4,644
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$3,515	$—	$3,515	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$3,515	$—	$3,515	$—	$—	$—	$—

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the July 2, 2016 and December 31, 2015 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	July 2, 2016			December 31, 2015
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet
Foreign currency contracts	$3,515	$—	$3,515	$2,958	$495	$2,463

Losses associated with derivatives are recorded in other income, net, in the condensed consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
(Losses) gains on foreign currency contracts	$(3,515)	$391	$(6,165)	$(2,322)

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

•
CMH provides a broad range of products that filter, handle, dispense, and protect critical materials used in the semiconductor manufacturing process and in other high-technology manufacturing. CMH’s products and subsystems include high-purity materials packaging, fluid handling and dispensing systems and liquid filters as well as microenvironment products that protect critical substrates such as wafers during shipping and manufacturing. CMH also provides specialized graphite components and specialty coatings for high-temperature applications.

•
EM provides high-performance materials, materials packaging and materials delivery systems that enable high yield, cost effective semiconductor manufacturing. EM’s products consist of specialized chemistries and performance materials, gas microcontamination control systems and components, and sub-atmospheric pressure gas delivery systems for the safe and efficient handling of hazardous gases to semiconductor process equipment.

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, and amortization of intangible assets.

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales
CMH	$194,880	$174,253	$361,109	$341,721
EM	108,172	106,456	208,967	202,361
Total net sales	$303,052	$280,709	$570,076	$544,082

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Segment profit
CMH	$52,524	$43,732	$90,416	$85,073
EM	27,475	28,559	49,050	48,781
Total segment profit	$79,999	$72,291	$139,466	$133,854
The following table reconciles total segment profit to income before income taxes and equity in net loss of affiliates:

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Total segment profit	$79,999	$72,291	$139,466	$133,854
Less:
Amortization of intangible assets	11,062	11,928	22,351	24,235
Unallocated general and administrative expenses	22,537	21,016	41,156	42,733
Operating income	46,400	39,347	75,959	66,886
Interest expense	9,092	9,752	18,310	19,593
Interest income	(41)	(37)	(110)	(250)
Other income, net	(1,054)	(1,109)	(1,729)	(2,842)
Income before income tax expense and equity in net loss of affiliates	$38,403	$30,741	$59,488	$50,385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Risk Factors and Forward-Looking Statements
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. These forward-looking statements could differ materially from actual results. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

Entegris is a leader in specialty chemicals and advanced materials solutions for the microelectronics industry. and other high-technology industries. Our products and materials are used to manufacture semiconductors, micro-electromechanical systems, flat panel displays, light emitting diodes or “LEDs”, high-purity chemicals, such as photoresists, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.

We offer a diverse product portfolio that includes approximately 20,000 standard and customized products which include both unit-driven and capital-expense-driven products. Unit-driven products now comprise approximately 80% of our combined sales, with the balance being capital-expense-driven products. Our unit-driven products are consumed or exhausted during the customer’s manufacturing process and rely on the level of semiconductor and other manufacturing activity to drive growth. Our unit-driven product class includes membrane-based liquid filters, resin-based gas purifiers, wafer shippers, disk-shipping containers and test assembly and packaging products, implant gas storage and delivery systems, copper electroplating materials, advanced precursor materials for thin film deposition and photoresist strip and post chemical mechanical planarization, or CMP, cleaning materials and consumable graphite and silicon carbide components. Capital-expense-driven products, which generally have a lifetime of 18 months or more, rely on the expansion of manufacturing capacity to drive growth and include our fluid management components, systems and subsystems that transfer, monitor, and control process liquids used in the semiconductor manufacturing processes, gas filtration and purification components, systems and subsystems that remove contaminants at equipment and factory level for manufacturing, our process carriers that protect the integrity of in-process wafers and graphite, silicon carbide and specialty coated components for manufacturing equipment.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2016 end April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016. Unaudited information for the three and six months ended July 2, 2016 and June 27, 2015 and the financial position as of July 2, 2016 and December 31, 2015 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results

For the three months ended July 2, 2016, net sales increased 8% to $303.1 million, compared to $280.7 million for the three months ended June 27, 2015. The Company's sales increase reflects improved demand from the Company's semiconductor industry customers compared to the year-ago period. Favorable foreign currency translation effects were $3.3 million for the quarter. Exclusive of that factor, the Company's sales increased 7%.

Due to the net sales increase, the Company's gross profit for the three months ended July 2, 2016 rose to $139.2 million, up from $128.1 million for the three months ended June 27, 2015. The Company experienced a 45.9% gross margin rate for the three months ended July 2, 2016 compared to 45.6% in the comparable year-ago period. The gross profit and gross margin improvements in 2016 were primarily associated with increased sales and improved factory utilization, offset partly by a slightly unfavorable sales mix.

The Company's selling, general and administrative (SG&A) expenses increased by $3.3 million for the three months ended July 2, 2016 compared to the year-ago quarter. The increase reflects higher professional fees and employee costs offset by the absence of integration costs incurred in 2015 related to the April 30, 2014 acquisition of ATMI, Inc. (ATMI).

The Company incurred interest expense of $9.1 million for the quarter ended July 2, 2016 compared to $9.8 million in the three-month period ended June 27, 2015. The decrease reflects a year-over-year reduction in outstanding borrowings as a result of our debt repayments.

As a result of the aforementioned factors, the Company reported net income of $32.9 million, or $0.23 per diluted share, for the quarter ended July 2, 2016 compared to net income of $24.4 million, or $0.17 per diluted share, a year ago.
Sales were up 13% on a sequential basis over the first quarter of 2016. Exclusive of the favorable foreign currency translation effects of $3.2 million, the Company's sales increased 12%. Sequentially, overall demand from the Company's semiconductor industry customers improved, reflecting higher industry fab utilization rates and higher industry capital spending.
During the six-month period ended July 2, 2016, the Company’s operating activities provided cash flow of $78.5 million. Cash used for capital expenditures was $32.1 million. Cash and cash equivalents were $373.7 million at July 2, 2016 compared with cash and cash equivalents of $349.8 million at December 31, 2015. The Company had outstanding long-term debt of $632.2 million at July 2, 2016, compared to $656.0 million at December 31, 2015.

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
Three and Six Months Ended July 2, 2016 Compared to Three and Six Months Ended June 27, 2015 and Three Months Ended April 2, 2016

The following table compares operating results for the three and six months ended July 2, 2016 with results for the three and six months ended June 27, 2015 and the three months ended April 2, 2016, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Six months ended
(Dollars in thousands)	July 2, 2016		June 27, 2015		April 2, 2016		July 2, 2016		June 27, 2015
Net sales	$303,052	100.0%	$280,709	100.0%	$267,024	100.0%	$570,076	100.0%	$544,082	100.0%
Cost of sales	163,847	54.1	152,622	54.4	152,318	57.0	316,165	55.5	299,459	55.0
Gross profit	139,205	45.9	128,087	45.6	114,706	43.0	253,911	44.5	244,623	45.0
Selling, general and administrative expenses	53,597	17.7	50,270	17.9	47,956	18.0	101,553	17.8	101,160	18.6
Engineering, research and development expenses	28,146	9.3	26,542	9.5	25,902	9.7	54,048	9.5	52,342	9.6
Amortization of intangible assets	11,062	3.7	11,928	4.2	11,289	4.2	22,351	3.9	24,235	4.5
Operating income	46,400	15.3	39,347	14.0	29,559	11.1	75,959	13.3	66,886	12.3
Interest expense	9,092	3.0	9,752	3.5	9,218	3.5	18,310	3.2	19,593	3.6
Interest income	(41)	—	(37)	—	(69)	—	(110)	—	(250)	—
Other income, net	(1,054)	(0.3)	(1,109)	(0.4)	(675)	(0.3)	(1,729)	(0.3)	(2,842)	(0.5)
Income before income taxes and equity in loss of affiliates	38,403	12.7	30,741	11.0	21,085	7.9	59,488	10.4	50,385	9.3
Income tax expense (benefit)	5,513	1.8	6,245	2.2	4,873	1.8	10,386	1.8	10,915	2.0
Equity in net loss of affiliates	—	—	48	—	—	—	—	—	150	—
Net income	$32,890	10.9%	$24,448	8.7%	$16,212	6.1%	$49,102	8.6%	$39,320	7.2%

Net sales For the three months ended July 2, 2016, net sales increased by 8% to $303.1 million, compared to $280.7 million for the three months ended June 27, 2015. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended June 27, 2015	$280,709
Growth associated with volume and pricing	19,032
Increase associated with effect of foreign currency translation	3,311
Net sales in the quarter ended July 2, 2016	$303,052

The Company's sales increase was due to improved demand from the Company's semiconductor industry customers, reflecting higher industry fab utilization rates and higher industry capital spending compared to the year-ago period. Increased sales of 300mm transport module, container, liquid filtration and advanced deposition material products were partly offset by a decrease in sales of certain specialty materials products. Favorable foreign currency translation effects were $3.3 million for the quarter, mainly due to the strengthening of the Japanese yen relative to the U.S. dollar. Exclusive of that factor, the Company's sales increased 7%.

On a geographic basis, total sales in the second quarter of 2016 to Asia (excluding Japan) were 55%, North America 22%, Japan 14% and Europe 9% compared to prior year second quarter sales to Asia (excluding Japan) of 54%, North America 25%, Japan 12% and Europe 9%. Sales increased by 25%, 2% and 11% in Japan, Europe and Asia, respectively, in the second quarter of 2016 compared to the prior year's second quarter. About one-third of the improvement in Japan was due to favorable foreign currency translation effects related to the year-over-year strengthening of the Japanese yen. Sales in North America fell 4%.

Net sales for the six months ended July 2, 2016 were $570.1 million, up 5% from $544.1 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is present in the following table:

(In thousands)
Net sales in the six months ended June 27, 2015	$544,082
Growth associated with volume and pricing	23,530
Increase associated with effect of foreign currency translation	2,464
Net sales in the six months ended July 2, 2016	$570,076

The Company's sales increase was due to improved demand from the Company's semiconductor industry customers and primarily reflects increased sales of 300mm transport module, container, liquid filtration and advanced deposition material products, offset partly by a decrease in sales of certain specialty materials products. Favorable foreign currency translation effects were $2.5 million for the six months ended July 2, 2016, also mainly due the Japanese yen. Exclusive of that factor, the Company's sales increased 4%.

Sales were up 13% on a sequential basis over the first quarter of 2016. Exclusive of a favorable foreign currency translation effect, the Company sales increased 12%. The increase in revenue was broad-based with growth in the sale of 300mm transport module, container, liquid filtration and advanced deposition material products.

Gross profit Due mainly to the sales increase, the Company's gross profit rose 9% for the three months ended July 2, 2016 to $139.2 million, compared to $128.1 million for the three months ended June 27, 2015. The Company experienced a 45.9% gross margin rate for the three months ended July 2, 2016 compared to 45.6% in the comparable year-ago period. The gross profit and gross margin gains in 2016 were primarily associated with the Company's higher net sales and improved factory utilization.

For the six months ended July 2, 2016, the Company's gross profit rose 4% to $253.9 million, compared to $244.6 million for the six months ended June 27, 2015. The Company experienced a 44.5% gross margin rate for the six months ended July 2, 2016 compared to 45.0% in the comparable year-ago period. The gross profit improvement was mainly due to the Company's higher net sales. The gross margin shortfall was primarily associated with a slightly unfavorable sales mix and and an increase in qualification and start-up costs at the Company's i2M Center.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $53.6 million for the three months ended July 2, 2016, up $3.3 million, or 7%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended June 27, 2015	$50,270
Integration costs recorded in prior year	(2,396)
Professional fees	1,892
Employee costs	3,621
Other increases, net	210
Selling, general and administrative expenses in the quarter ended July 2, 2016	$53,597

SG&A expenses of $101.6 million in the first six months of 2016 were essentially flat compared to SG&A expenses of $101.2 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the six months ended June 27, 2015	$101,160
Integration costs recorded in prior year	(5,008)
Professional fees	1,970
Employee costs	3,170
Other increases, net	261
Selling, general and administrative expenses in the six months ended July 2, 2016	$101,553

Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies. ER&D expenses were $28.1 million in the three months ended July 2, 2016 compared to $26.5 million in the year-ago period, a $1.6 million increase. The increase for the quarter was mainly due to higher project expenses and slightly increased employee costs.

ER&D expenses increased 3% to $54.0 million in the first six months of 2016 compared to $52.3 million in the year ago period, primarily due to higher project expenses and employee costs.

Interest expense Interest expense includes interest associated with debt outstanding issued to help fund the 2014 acquisition of ATMI and the amortization of debt issuance costs associated with such borrowings. Interest expense was $9.1 million in the three months ended July 2, 2016 compared to $9.8 million in the three-month period ended June 27, 2015. The decrease reflects lower outstanding borrowings due to the Company's payments on its senior secured term loan in 2015.
Interest expense was $18.3 million in the six-month period ended July 2, 2016 compared to $19.6 million in the six-month period ended June 27, 2015. The decrease reflects lower outstanding borrowings due to the Company's payments on its senior secured term loan in 2015.
Other income, net Other income, net was $1.1 million and $1.7 million in the three and six months ended July 2, 2016, respectively, and consisted mainly of foreign currency transaction gains.
Other income, net was $1.1 million and $2.8 million in the three and six months ended June 27, 2015, respectively. Other income, net included foreign currency transaction gains of $1.0 million and $3.4 million for the three-month and six-month periods, respectively. Partly offsetting the six-month figure was a $0.6 million loss related to the impairment and sale of an equity investment.

Income tax expense The Company recorded income tax expense of $5.5 million and $10.4 million, respectively, in the three and six months ended July 2, 2016 compared to income tax expense of $6.2 million and $10.9 million, respectively in the three and six months ended June 27, 2015. The Company’s year-to-date effective tax rate was 17.5% in 2016, compared to 21.7% in 2015. The tax rate in both years reflect the benefit of foreign source income being taxed at lower rates than the U.S. statutory rate. Year-to-date income tax expense in 2016 also includes a discrete benefit of $1.1 million recorded in the second quarter related to the consolidation of certain of the Company's Taiwan entities.

Net income Due to the factors noted above, the Company recorded net income of $32.9 million, or $0.23 per diluted share, in the three-month period ended July 2, 2016 compared to net income of $24.4 million, or $0.17 per diluted share, in the three-month period ended June 27, 2015. In the six-month period ended July 2, 2016, the Company recorded net income of $49.1 million, or $0.35 per diluted share, compared to net income of $39.3 million, or $0.28 per diluted share, in the six-month period ended June 27, 2015.

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

Adjusted EBITDA increased 6% to $71.3 million in the three-month period ended July 2, 2016, compared to $67.1 million in the three-month period ended June 27, 2015. Adjusted EBITDA, as a percent of net sales, declined to 23.5% from 23.9% in the year-ago period.

Adjusted Operating Income increased 7% to $57.5 million in the three-month period ended July 2, 2016, compared to $53.7 million in the three-month period ended June 27, 2015. Adjusted Operating Income, as a percent of net sales, declined to 19.0% from 19.1% in the year-ago period.

Non-GAAP Earnings Per Share increased 17% to $0.28 in the three-month period ended July 2, 2016, compared to $0.24 in the three-month period ended June 27, 2015.

Segment Analysis
The Company reports its financial performance based on two reporting segments. The following is a discussion on the results of operations of these two business segments. See Note 6 to the condensed consolidated financial statements for additional information on the Company’s two segments.

The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three months ended July 2, 2016, June 27, 2015 and April 2, 2016, and for the six months ended July 2, 2016 and June 27, 2015.

	Three months ended			Six months ended
(In thousands)	July 2, 2016	June 27, 2015	April 2, 2016	July 2, 2016	June 27, 2015
Critical Materials Handling
Net sales	$194,880	$174,253	$166,229	$361,109	$341,721
Segment profit	52,524	43,732	37,892	90,416	85,073
Electronic Materials
Net sales	$108,172	$106,456	$100,795	$208,967	$202,361
Segment profit	27,475	28,559	21,575	49,050	48,781
Critical Materials Handling (CMH)
For the second quarter of 2016, CMH net sales increased to $194.9 million, compared to $174.3 million in the comparable period last year. This increase was due to improved sales of 300mm transport module and liquid filtration products, as well as favorable foreign currency translation effects of $2.4 million, partly offset by lower sales of specialty materials products. CMH reported a segment profit of $52.5 million in the second quarter of 2016, up 20% from $43.7 million in the year-ago period primarily due to the increased sales, offset in part by a 9% increase in operating expenses, reflecting higher selling expenses and ER&D costs.

For the six months ended July 2, 2016, CMH net sales increased 6% to $361.1 million from $341.7 million in the comparable period last year. This increase also reflects improved sales of 300mm transport module, container and liquid filtration products, partly offset by lower sales of specialty materials products. Favorable foreign currency translation effects were $1.4 million for the period. CMH reported a segment profit of $90.4 million in the six months ended June 27, 2015, up 6% from $85.1 million in the year-ago period also due to higher sales levels, partly offset by a 6% increase in operating expenses, mainly reflecting higher selling expenses.

Electronic Materials (EM)
For the second quarter of 2016, EM net sales increased 2% to $108.2 million, up from $106.5 million in the comparable period last year. This increase was due to an improvement in the sale of advanced deposition material products, offset by a small decline in surface preparation product sales. EM reported a segment profit of $27.5 million in the second quarter of 2016 compared to a $28.6 million segment profit in the year-ago period. The 4% decrease in segment profit mainly reflects an unfavorable sales mix. Operating expenses for the quarter were flat compared to a year-ago.

For the six months ended July 2, 2016, EM net sales of $209.0 million were up 3% from $202.4 million in the comparable period last year. The sales increase reflects an improvement in the sale of advanced deposition material products. EM reported a segment profit of $49.1 million in the six months ended July 2, 2016, essentially unchanged compared to a $48.8 million segment profit in the year-ago period.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $22.5 million in the second quarter of 2016 compared to $21.0 million in the second quarter of 2015. The $1.5 million increase mainly reflects the higher professional fees and severance costs noted above, offset in part by the absence of the integration expenses of $2.4 million recorded a year ago.

Unallocated general and administrative expenses for the six months ended July 2, 2016 totaled $41.2 million, down from $42.7 million in the six months ended June 27, 2015. The $1.6 million decline reflects the absence of the integration expenses of $5.0 million recorded a year ago, offset partly by the higher professional fees and severance costs in the second quarter of 2016.

Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $78.5 million in the six months ended July 2, 2016. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $35.1 million, mainly reflecting increases in accounts receivable and inventories, offset by an increase in accrued liabilities.
Accounts receivable increased by $39.2 million during the six months ended July 2, 2016, or $36.1 million after accounting for foreign currency translation, mainly reflecting an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 54 days at July 2, 2016 compared to 48 days at the beginning of the year.

Inventories increased by $7.9 million during the six months ended July 2, 2016, or $11.4 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The net increase primarily reflects higher levels of work-in-process inventory due to increased levels of business activity.
Accounts payable and accrued liabilities increased $10.8 million during the six months ended July 2, 2016, or $13.6 million after accounting for foreign currency translation and payments for capital expenditures. The increase mainly reflects higher accounts payable associated with increased levels of business activity offset partly by the change in the Company's incentive compensation accruals, which includes the payment of 2015 incentive compensation during the first quarter of 2016.

Working capital at July 2, 2016 was $585.0 million, compared to $533.2 million as of December 31, 2015, and included $373.7 million in cash and cash equivalents, compared to cash and cash equivalents of $349.8 million as of December 31, 2015.

Investing activities Cash flows used in investing activities totaled $33.8 million in the six-month period ended July 2, 2016.
Acquisition of property and equipment totaled $32.1 million, which primarily reflected investments in equipment and tooling. As of July 2, 2016, the Company expects its capital expenditures in 2016 to be approximately $75 million. The Company's 2016 capital expenditure plans generally reflect more normalized capital spending levels. As of July 2, 2016, the Company had outstanding capital purchase obligations of $9.8 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.

Financing activities Cash flows used in financing activities totaled $28.3 million during the six-month period ended July 2, 2016. This primarily reflects the Company's payment of $25.0 million on its senior secured term loan described below. In addition, the Company purchased shares of the Company’s common stock during the first quarter of 2016 at a total cost of $3.6 million under the stock repurchase program authorized by the Company’s Board of Directors. The Company received proceeds of $2.4 million in connection with common shares issued under the Company's stock plans less $2.2 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.

As of July 2, 2016, the Company had outstanding long-term debt, including the current portion thereof, of $632.2 million, related to debt issued by the Company to fund its acquisition of ATMI.

At July 2, 2016, the Company had outstanding $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022.

On April 30, 2014, the Company entered into a term loan facility that provided senior secured financing of $460 million. Borrowings under the term loan facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company may voluntarily prepay outstanding loans under the term loan facility at any time.  The principal amount outstanding at July 2, 2016 was $233.9 million.

The Company also has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. As of July 2, 2016, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through July 2, 2016, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.7 million. There were no outstanding borrowings under these lines of credit at July 2, 2016.
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
At July 2, 2016, the Company’s shareholders’ equity was $861.2 million, up from $802.9 million at the beginning of the year. The increase mainly reflected net income of $49.1 million, an increase to additional paid-in capital of $6.4 million associated with the Company’s share-based compensation expense, proceeds of $2.4 million in connection with common shares issued under the Company's stock plans, and foreign currency translation effects of $6.8 million, mainly associated with the weakening of the U.S. dollar versus the Korean won and Japanese yen. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $3.6 million and the payment of $2.2 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.
As of July 2, 2016, the Company’s resources included cash and cash equivalents of $373.7 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities, and cash flow generated from operations. As of July 2, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $197.3 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) integration costs, (2) (gain) loss on impairment and sale of equity investment, (3) amortization of intangible assets and (4) the tax effect of those adjustments to net income on a per share basis.
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

Reconciliation of GAAP Net income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$303,052	$280,709	$570,076	$544,082
Net income	$32,890	$24,448	$49,102	$39,320
Adjustments to net income
Equity in net loss of affiliates	—	48	—	150
Income tax expense	5,513	6,245	10,386	10,915
Interest expense	9,092	9,752	18,310	19,593
Interest income	(41)	(37)	(110)	(250)
Other income, net	(1,054)	(1,109)	(1,729)	(2,842)
GAAP – Operating income	46,400	39,347	75,959	66,886
Integration costs	—	2,396	—	5,008
Amortization of intangible assets	11,062	11,928	22,351	24,235
Adjusted operating income	57,462	53,671	98,310	96,129
Depreciation	13,825	13,405	27,525	26,724
Adjusted EBITDA	$71,287	$67,076	$125,835	$122,853

Adjusted operating income – as a % of net sales	19.0%	19.1%	17.2%	17.7%
Adjusted EBITDA – as a % of net sales	23.5%	23.9%	22.1%	22.6%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Six months ended
(In thousands, except per share data)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$32,890	$24,448	$49,102	$39,320
Adjustments to net income
Integration costs	—	2,396	—	5,008
(Gain) loss on impairment and sale of equity investment	(38)	(56)	(156)	617
Amortization of intangible assets	11,062	11,928	22,351	24,235
Tax effect of adjustments to net income	(3,624)	(4,813)	(7,390)	(9,831)
Non-GAAP net income	$40,290	$33,903	$63,907	$59,349

Diluted earnings per common share	$0.23	$0.17	$0.35	$0.28
Effect of adjustments to net income	0.05	0.07	0.10	0.14
Diluted non-GAAP earnings per common share	$0.28	$0.24	$0.45	$0.42

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At July 2, 2016, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of July 2, 2016. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of July 2, 2016, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of July 2, 2016, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.

Item 6. Exhibits

10.1	Executive Separation Letter Agreement, dated as of June 13, 2016, by and between Entegris, Inc. and Christian F. Kramer
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 27, 2016	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)

EXHIBIT INDEX

10.1	Executive Separation Letter Agreement, dated as of June 13, 2016, by and between Entegris, Inc. and Christian F. Kramer
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document