Form 10-Q
period 2016-10-01
ENTEGRIS INC
filed 2016-10-26
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Common Stock, $0.01 par value per share	141,341,822 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 1, 2016

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	October 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$411,777	$349,825
Short-term investments	—	2,181
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,616 and $1,318	167,559	141,409
Inventories	186,021	173,176
Deferred tax charges and refundable income taxes	18,000	18,943
Other current assets	17,675	23,253
Total current assets	801,032	708,787
Property, plant and equipment, net of accumulated depreciation of $380,340 and $341,840	315,512	321,301
Other assets:
Goodwill	349,980	342,111
Intangible assets, net of accumulated amortization of $227,044 and $193,884	230,987	258,942
Deferred tax assets and other noncurrent tax assets	8,690	7,771
Other	7,391	7,785
Total assets	$1,713,592	$1,646,697
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$100,000	$50,000
Accounts payable	54,001	36,916
Accrued payroll and related benefits	43,923	41,891
Other accrued liabilities	39,040	33,968
Income taxes payable	713	12,775
Total current liabilities	237,677	175,550
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $10,074 and $12,807	508,775	606,044
Pension benefit obligations and other liabilities	27,848	24,608
Deferred tax liabilities and other noncurrent tax liabilities	42,089	37,612
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of October 1, 2016 and December 31, 2015	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of October 1, 2016 and December 31, 2015: 141,322,874 and 140,716,420	1,413	1,407
Additional paid-in capital	857,023	848,667
Retained earnings (accumulated loss)	68,830	(416)
Accumulated other comprehensive loss	(30,063)	(46,775)
Total equity	897,203	802,883
Total liabilities and equity	$1,713,592	$1,646,697
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$296,692	$270,253	$866,768	$814,335
Cost of sales	173,712	153,943	489,877	453,402
Gross profit	122,980	116,310	376,891	360,933
Selling, general and administrative expenses	51,614	46,730	153,167	147,890
Engineering, research and development expenses	25,720	26,841	79,768	79,183
Amortization of intangible assets	10,974	11,673	33,325	35,908
Operating income	34,672	31,066	110,631	97,952
Interest expense	9,468	9,291	27,778	28,884
Interest income	(123)	(90)	(233)	(340)
Other income, net	(565)	(5,624)	(2,294)	(8,466)
Income before income tax expense and equity in net loss of affiliates	25,892	27,489	85,380	77,874
Income tax expense	3,945	4,018	14,331	14,933
Equity in net loss of affiliates	—	68	—	218
Net income	$21,947	$23,403	$71,049	$62,723

Basic net income per common share	$0.16	$0.17	$0.50	$0.45
Diluted net income per common share	$0.15	$0.17	$0.50	$0.44
Weighted shares outstanding:
Basic	141,324	140,555	141,019	140,282
Diluted	142,473	141,317	141,856	141,016
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$21,947	$23,403	$71,049	$62,723
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	10,512	(35,343)	17,276	(50,297)
Available-for-sale securities, unrealized (loss) gain	—	(430)	(611)	254
Pension liability adjustments	16	63	47	80
Other comprehensive income (loss)	10,528	(35,710)	16,712	(49,963)
Comprehensive income (loss)	$32,475	$(12,307)	$87,761	$12,760
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	October 1, 2016	September 26, 2015
Operating activities:
Net income	$71,049	$62,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,320	40,080
Amortization	33,325	35,908
Share-based compensation expense	10,063	8,120
Provision for deferred income taxes	(334)	2,594
Other	19,667	(12,102)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(22,252)	(38,020)
Inventories	(17,296)	(39,550)
Accounts payable and accrued liabilities	26,517	12,576
Other current assets	7,387	4,845
Income taxes payable and refundable income taxes	(11,364)	(3,647)
Other	(7,606)	(4,827)
Net cash provided by operating activities	150,476	68,700
Investing activities:
Acquisition of property, plant and equipment	(45,268)	(55,696)
Proceeds from sale and maturities of short-term investments	1,726	2,111
Other	(3,246)	347
Net cash used in investing activities	(46,788)	(53,238)
Financing activities:
Payments of long-term debt	(50,000)	(100,000)
Issuance of common stock	2,892	2,608
Repurchase and retirement of common stock	(3,573)	—
Taxes paid related to net share settlement of equity awards	(3,316)	(2,458)
Other	493	665
Net cash used in financing activities	(53,504)	(99,185)
Effect of exchange rate changes on cash and cash equivalents	11,768	(4,915)
Increase (decrease) in cash and cash equivalents	61,952	(88,638)
Cash and cash equivalents at beginning of period	349,825	389,699
Cash and cash equivalents at end of period	$411,777	$301,061

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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of October 1, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and nine months ended October 1, 2016 and September 26, 2015, and cash flows for the nine months ended October 1, 2016 and September 26, 2015.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $624.9 million at October 1, 2016 compared to the carrying amount of long-term debt, including current maturities, of $608.8 million.
Recent Accounting Pronouncements In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU No. 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers. ASU No. 2014-09 is effective beginning January 1, 2018. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures. To assist in this assessment, and to oversee the eventual adoption of ASU No. 2014-09, the Company has established a cross-functional steering committee. The initial analysis of identifying revenue streams and potential impacts of the new guidance is substantially complete, and the Company is now analyzing the potential magnitude to the consolidated financial statements and related disclosures. The Company has not yet selected a transition approach.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs which requires an entity to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability on the balance sheet. The update represents a change in accounting principle and required retrospective application. The update became effective January 1, 2016. Based on the balances as of December 31, 2015, in accordance with ASU No. 2015-03, the Company reclassified $11.2 million of unamortized debt issuance costs from other current assets and other noncurrent assets to long-term debt.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective beginning January 1, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.

2. INVENTORIES
Inventories consist of the following:

(In thousands)	October 1, 2016	December 31, 2015
Raw materials	$51,116	$51,063
Work-in process	17,078	11,644
Finished goods	117,827	110,469
Total inventories	$186,021	$173,176

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	Critical Materials Handling	Electronic Materials	Total
December 31, 2015	$47,411	$294,700	$342,111
Addition due to purchase accounting adjustment	—	4,434	4,434
Foreign currency translation	—	3,435	3,435
October 1, 2016	$47,411	$302,569	$349,980

Identifiable intangible assets at October 1, 2016 and December 31, 2015 consist of the following:

October 1, 2016
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$202,692	$120,250	$82,442
Trademarks and trade names	16,729	12,133	4,596
Customer relationships	220,024	86,732	133,292
Other	18,586	7,929	10,657
	$458,031	$227,044	$230,987

December 31, 2015
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$200,692	$102,883	$97,809
Trademarks and trade names	17,085	10,905	6,180
Customer relationships	218,283	72,948	145,335
Other	16,766	7,148	9,618
	$452,826	$193,884	$258,942
Future amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated at October 1, 2016 to be the following:

Fiscal year ending December 31	(In thousands)
2016	$10,945
2017	42,860
2018	40,563
2019	38,241
2020	26,550
Thereafter	71,828
$230,987

4. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Basic—weighted common shares outstanding	141,324	140,555	141,019	140,282
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,149	762	837	734
Diluted—weighted common shares and common shares equivalent outstanding	142,473	141,317	141,856	141,016
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended October 1, 2016 and September 26, 2015:

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Shares excluded from calculations of diluted EPS	23	1,002	831	980
5. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at October 1, 2016 and December 31, 2015. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	October 1, 2016				December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments
Common stock	$—	$—	$—	$—	$2,181	$—	$—	$2,181
Other current assets
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$2,463	$—	$2,463
Total assets measured and recorded at fair value	$—	$—	$—	$—	$2,181	$2,463	$—	$4,644
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$267	$—	$267	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$267	$—	$267	$—	$—	$—	$—

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the October 1, 2016 and December 31, 2015 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	October 1, 2016			December 31, 2015
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet
Foreign currency contracts	$267	$—	$267	$2,958	$495	$2,463

Losses associated with derivatives are recorded in other income, net, in the condensed consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Losses on foreign currency contracts	$(267)	$(10,927)	$(6,432)	$(13,249)

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

•
EM provides high-performance materials, materials packaging and materials delivery systems that enable high-yield, cost-effective semiconductor manufacturing. EM’s products consist of specialized chemistries and performance materials, gas microcontamination control systems and components, and sub-atmospheric pressure gas delivery systems for the safe and efficient handling of hazardous gases to semiconductor process equipment.

Intersegment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, finance and information technology functions as well as interest expense, and amortization of intangible assets.

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales
CMH	$192,744	$166,043	$553,853	$507,764
EM	103,948	104,210	312,915	306,571
Total net sales	$296,692	$270,253	$866,768	$814,335

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Segment profit
CMH	$45,352	$37,109	$135,768	$122,182
EM	20,454	23,919	69,504	72,700
Total segment profit	$65,806	$61,028	$205,272	$194,882
The following table reconciles total segment profit to income before income taxes and equity in net loss of affiliates:

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Total segment profit	$65,806	$61,028	$205,272	$194,882
Less:
Amortization of intangible assets	10,974	11,673	33,325	35,908
Unallocated general and administrative expenses	20,160	18,289	61,316	61,022
Operating income	34,672	31,066	110,631	97,952
Interest expense	9,468	9,291	27,778	28,884
Interest income	(123)	(90)	(233)	(340)
Other income, net	(565)	(5,624)	(2,294)	(8,466)
Income before income tax expense and equity in net loss of affiliates	$25,892	$27,489	$85,380	$77,874

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

Entegris is a leader in specialty chemicals and advanced materials solutions for the microelectronics industry and other high-technology industries. Our products and materials are used to manufacture semiconductors, micro-electromechanical systems, flat panel displays, light emitting diodes (LEDs), high-purity chemicals, such as photoresists, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. We sell our products worldwide through a direct sales force and through selected distributors.

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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2016 end April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016. Unaudited information for the three and nine months ended October 1, 2016 and September 26, 2015 and the financial position as of October 1, 2016 and December 31, 2015 are included in this Quarterly Report on Form 10-Q.
Key operating factors Key factors that management believes have the largest impact on the overall results of operations of Entegris include:

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

•
Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the costs of manufacturing and raw materials. This is affected by a number of factors, which include the Company’s sales mix, purchase prices of raw material (especially polymers, membranes, stainless steel and purchased components), competition (both domestic and international), direct labor costs, and the efficiency of the Company’s production operations, among others.

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

Overall Summary of Financial Results

For the three months ended October 1, 2016, net sales increased 10% to $296.7 million, compared to $270.3 million for the three months ended September 26, 2015. The Company's sales increase reflects improved demand from the Company's semiconductor industry customers compared to the year-ago period. Favorable foreign currency translation effects were $7.5 million for the quarter. Exclusive of that factor, the Company's sales increased 7%.

Sales were down 2% on a sequential basis over the second quarter of 2016. Exclusive of the favorable foreign currency translation effects of $3.0 million, the Company's sales decreased 3% sequentially.

Due to the net sales increase, the Company's gross profit for the three months ended October 1, 2016 rose to $123.0 million, up from $116.3 million for the three months ended September 26, 2015. The Company experienced a 41.5% gross margin rate for the three months ended October 1, 2016 compared to 43.0% in the comparable year-ago period. The gross profit and gross margin figures for the three months ended October 1, 2016 reflect $6.3 million of charges related to impairment of equipment and severance. Those charges reduced the Company's gross margin for the quarter by 2.1%.

The Company's selling, general and administrative (SG&A) expenses increased by $4.9 million for the three months ended October 1, 2016 compared to the year-ago quarter. The increase reflects higher employee costs offset by the absence of integration costs incurred in 2015 related to the April 30, 2014 acquisition of ATMI, Inc. (ATMI).

As a result of the aforementioned factors, the Company reported net income of $21.9 million, or $0.15 per diluted share, for the quarter ended October 1, 2016 compared to net income of $23.4 million, or $0.17 per diluted share, a year ago.
During the nine-month period ended October 1, 2016, the Company’s operating activities provided cash flow of $150.5 million and cash used for capital expenditures was $45.3 million. Cash and cash equivalents were $411.8 million at October 1, 2016 compared with cash and cash equivalents of $349.8 million at December 31, 2015. The Company had outstanding long-term debt of $608.8 million at October 1, 2016, compared to $656.0 million at December 31, 2015.

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
Three and Nine Months Ended October 1, 2016 Compared to Three and Nine Months Ended September 26, 2015 and Three Months Ended July 2, 2016
The following table compares operating results for the three and nine months ended October 1, 2016 with results for the three and nine months ended September 26, 2015 and the three months ended July 2, 2016, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Nine months ended
(Dollars in thousands)	October 1, 2016		September 26, 2015		July 2, 2016		October 1, 2016		September 26, 2015
Net sales	$296,692	100.0%	$270,253	100.0%	$303,052	100.0%	$866,768	100.0%	$814,335	100.0%
Cost of sales	173,712	58.5	153,943	57.0	163,847	54.1	489,877	56.5	453,402	55.7
Gross profit	122,980	41.5	116,310	43.0	139,205	45.9	376,891	43.5	360,933	44.3
Selling, general and administrative expenses	51,614	17.4	46,730	17.3	53,597	17.7	153,167	17.7	147,890	18.2
Engineering, research and development expenses	25,720	8.7	26,841	9.9	28,146	9.3	79,768	9.2	79,183	9.7
Amortization of intangible assets	10,974	3.7	11,673	4.3	11,062	3.7	33,325	3.8	35,908	4.4
Operating income	34,672	11.7	31,066	11.5	46,400	15.3	110,631	12.8	97,952	12.0
Interest expense	9,468	3.2	9,291	3.4	9,092	3.0	27,778	3.2	28,884	3.5
Interest income	(123)	—	(90)	—	(41)	—	(233)	—	(340)	—
Other income, net	(565)	(0.2)	(5,624)	(2.1)	(1,054)	(0.3)	(2,294)	(0.3)	(8,466)	(1.0)
Income before income taxes and equity in loss of affiliates	25,892	8.7	27,489	10.2	38,403	12.7	85,380	9.9	77,874	9.6
Income tax expense	3,945	1.3	4,018	1.5	5,513	1.8	14,331	1.7	14,933	1.8
Equity in net loss of affiliates	—	—	68	—	—	—	—	—	218	—
Net income	$21,947	7.4%	$23,403	8.7%	$32,890	10.9%	$71,049	8.2%	$62,723	7.7%

Net sales For the three months ended October 1, 2016, net sales increased by 10% to $296.7 million, compared to $270.3 million for the three months ended September 26, 2015. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended September 26, 2015	$270,253
Growth associated with volume and pricing	18,966
Increase associated with effect of foreign currency translation	7,473
Net sales in the quarter ended October 1, 2016	$296,692

The Company's sales increase was due to improved demand from the Company's semiconductor industry customers, reflecting both higher industry fab utilization rates and semiconductor industry capital spending compared to the year-ago period. Improved sales of 300mm transport module, liquid filtration and certain specialty materials products accounted for the increase. Favorable foreign currency translation effects were $7.5 million for the quarter, mainly due to the strengthening of the Japanese yen relative to the U.S. dollar. Exclusive of that factor, the Company's sales increased 7%.

On a geographic basis, in the third quarter of 2016, total sales to Asia (excluding Japan) were 57%, to North America were 20%, to Japan were 14% and to Europe were 9% compared to prior year third quarter sales to Asia (excluding Japan) of 56%, to North America of 22%, to Japan of 12% and to Europe of 10%. Sales increased by 28%, 2%, and 12% in Japan, North America and Asia, respectively, in the third quarter of 2016 compared to the prior year's third quarter. The majority of the improvement in Japan was due to favorable foreign currency translation effects related to the year-over-year strengthening of the Japanese yen. Sales in Europe fell 8%.

Net sales for the nine months ended October 1, 2016 were $866.8 million, up 6% from $814.3 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is present in the following table:

(In thousands)
Net sales in the nine months ended September 26, 2015	$814,335
Growth associated with volume and pricing	42,496
Increase associated with effect of foreign currency translation	9,937
Net sales in the nine months ended October 1, 2016	$866,768

The Company's sales increase was due to improved demand from the Company's semiconductor industry customers and primarily reflects increased sales of 300mm transport module, container, liquid filtration and advanced deposition material products, offset partly by a decrease in sales of certain specialty materials products. Favorable foreign currency translation effects were $9.9 million for the nine months ended October 1, 2016, mainly due the Japanese yen. Exclusive of that factor, the Company's sales increased 5%.

Sales were down 2% on a sequential basis over the second quarter of 2016. Exclusive of a favorable foreign currency translation effect, the Company sales decreased 3%. The decrease in revenue resulted from modest declines across the Company's product lines.

Gross profit Due mainly to the sales increase, the Company's gross profit rose 6% for the three months ended October 1, 2016 to $123.0 million, compared to $116.3 million for the three months ended September 26, 2015. The Company experienced a 41.5% gross margin rate for the three months ended October 1, 2016 compared to 43.0% in the comparable year-ago period. The gross profit and gross margin figures for the three months ended October 1, 2016 include charges of $6.3 million related to the impairment of equipment and severance. Those charges reduced the Company's gross margin for the quarter by 2.1%.

For the nine months ended October 1, 2016, the Company's gross profit rose 4% to $376.9 million, compared to $360.9 million for the nine months ended September 26, 2015. The Company experienced a 43.5% gross margin rate for the nine months ended October 1, 2016 compared to 44.3% in the comparable year-ago period. The gross profit and gross margin figures for the nine months ended October 1, 2016 include charges of $6.3 million related to the impairment of equipment and severance. Those charges reduced the Company's gross margin for the nine months by 0.7%.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $51.6 million for the three months ended October 1, 2016, up $4.9 million, or 10%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended September 26, 2015	$46,730
Integration costs recorded in prior year	(2,075)
Employee costs	4,597
Other increases, net	2,362
Selling, general and administrative expenses in the quarter ended October 1, 2016	$51,614

SG&A expenses were $153.2 million for the first nine months of 2016, up 4% compared to SG&A expenses of $147.9 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the nine months ended September 26, 2015	$147,890
Integration costs recorded in prior year	(7,083)
Professional fees	1,762
Employee costs	9,923
Other increases, net	675
Selling, general and administrative expenses in the nine months ended October 1, 2016	$153,167

Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies. ER&D expenses were $25.7 million in the three months ended October 1, 2016 compared to $26.8 million in the year-ago period, a $1.1 million decrease. The decrease for the quarter was mainly due to lower project expenses.

ER&D expenses increased 1% to $79.8 million in the first nine months of 2016 compared to $79.2 million in the year ago period, primarily due to higher employee costs.

Interest expense Interest expense includes interest associated with debt outstanding issued to help fund the 2014 acquisition of ATMI and the amortization of debt issuance costs associated with such borrowings. Interest expense was $9.5 million in the three months ended October 1, 2016 compared to $9.3 million in the three-month period ended September 26, 2015. The increase reflects higher amortization of debt issuance costs due to the acceleration of actual and expected payments on the Company's senior secured term loan, offset partly by the reduced interest payable on lower outstanding borrowings.
Interest expense was $27.8 million in the nine-month period ended October 1, 2016 compared to $28.9 million in the nine-month period ended September 26, 2015. The decrease reflects lower outstanding borrowings due to the Company's payments on its senior secured term loan in 2015, offset partly by the higher amortization of debt issuance costs noted above.
Other income, net Other income, net was $0.6 million and $2.3 million in the three and nine months ended October 1, 2016, respectively, and consisted mainly of foreign currency transaction gains.
Other income, net was $5.6 million and $8.5 million in the three and nine months ended September 26, 2015, respectively. Other income, net included foreign currency transaction gains of $5.5 million and $8.8 million for the three-month and nine-month periods, respectively. Partly offsetting the nine-month figure was a $0.6 million loss related to the impairment and sale of an equity investment.

Income tax expense The Company recorded income tax expense of $3.9 million and $14.3 million, respectively, in the three and nine months ended October 1, 2016 compared to income tax expense of $4.0 million and $14.9 million, respectively in the three and nine months ended September 26, 2015. The Company’s year-to-date effective tax rate was 16.8% in 2016, compared to 19.2% in 2015. The tax rate in both years reflect the benefit of foreign source income being taxed at lower rates than the U.S. statutory rate. Year-to-date income tax expense in 2016 also includes a discrete benefit of $1.1 million recorded in the second quarter related to the consolidation of certain of the Company's Taiwan entities.

Net income Due to the factors noted above, the Company recorded net income of $21.9 million, or $0.15 per diluted share, in the three-month period ended October 1, 2016 compared to net income of $23.4 million, or $0.17 per diluted share, in the three-month period ended September 26, 2015. In the nine-month period ended October 1, 2016, the Company recorded net income of $71.0 million, or $0.50 per diluted share, compared to net income of $62.7 million, or $0.44 per diluted share, in the nine-month period ended September 26, 2015.

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

Adjusted EBITDA increased 16% to $67.7 million in the three-month period ended October 1, 2016, compared to $58.2 million in the three-month period ended September 26, 2015. Adjusted EBITDA, as a percent of net sales, increased to 22.8% from 21.5% in the year-ago period. Adjusted EBITDA increased 7% to $193.5 million in the nine-month period ended October 1, 2016, compared to $181.0 million in the nine-month period ended September 26, 2015. In the nine-month period ended October 1, 2016, Adjusted EBITDA, as a percent of net sales, increased to 22.3% from 22.2% in the year-ago period.

Adjusted Operating Income increased 20% to $53.9 million in the three-month period ended October 1, 2016, compared to $44.8 million in the three-month period ended September 26, 2015. Adjusted Operating Income, as a percent of net sales, increased to 18.2% from 16.6% in the year-ago period. Adjusted Operating Income increased 8% to $152.2 million in the nine-month period ended October 1, 2016, compared to $140.9 million in the nine-month period ended September 26, 2015. In the nine-month period ended October 1, 2016, Adjusted Operating Income, as a percent of net sales, increased to 17.6% from 17.3% in the year-ago period.

Non-GAAP Earnings Per Share increased 4% to $0.24 in the three-month period ended October 1, 2016, compared to $0.23 in the three-month period ended September 26, 2015. Non-GAAP Earnings Per Share increased 6% to $0.69 in the nine-month period ended October 1, 2016, compared to $0.65 in the nine-month period ended September 26, 2015.

Segment Analysis
The Company reports its financial performance based on two reporting segments. The following is a discussion on the results of operations of these two business segments. See Note 6 to the condensed consolidated financial statements for additional information on the Company’s two segments.

The following table presents selected net sales and segment profit data for the Company’s two reportable segments for the three months ended October 1, 2016, September 26, 2015 and July 2, 2016, and for the nine months ended October 1, 2016 and September 26, 2015.

	Three months ended			Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	July 2, 2016	October 1, 2016	September 26, 2015
Critical Materials Handling
Net sales	$192,744	$166,043	$194,880	$553,853	$507,764
Segment profit	45,352	37,109	52,524	135,768	122,182
Electronic Materials
Net sales	$103,948	$104,210	$108,172	$312,915	$306,571
Segment profit	20,454	23,919	27,475	69,504	72,700
Critical Materials Handling (CMH)
For the third quarter of 2016, CMH net sales increased to $192.7 million, compared to $166.0 million in the comparable period last year. This increase was due to improved sales of 300mm transport module and liquid filtration products, as well as favorable foreign currency translation effects of $5.2 million. CMH reported a segment profit of $45.4 million in the third quarter of 2016, up 22% from $37.1 million in the year-ago period primarily due to the increased sales, offset in part by an 8% increase in operating expenses, reflecting higher selling expenses.

For the nine months ended October 1, 2016, CMH net sales increased 9% to $553.9 million from $507.8 million in the comparable period last year. This increase also reflects improved sales of 300mm transport module, container and liquid filtration products, partly offset by lower sales of certain specialty materials products. Favorable foreign currency translation effects were $7.2 million year-to-date. CMH reported a segment profit of $135.8 million in the nine months ended September 26, 2015, up 11% from $122.2 million in the year-ago period also due to higher sales levels, partly offset by a 7% increase in operating expenses, mainly reflecting higher selling expenses.

Electronic Materials (EM)
For the third quarter of 2016, EM net sales were flat at $103.9 million compared to $104.2 million in the comparable period last year. This result reflected a small improvement in the sale of advanced deposition material products, offset by a nominal decline in surface preparation product sales. EM reported a segment profit of $20.5 million in the third quarter of 2016 compared to a $23.9 million segment profit in the year-ago period.

For the nine months ended October 1, 2016, EM net sales of $312.9 million were up 2% from $306.6 million in the comparable period last year. The sales increase reflected an improvement in the sale of advanced deposition material products. EM reported a segment profit of $69.5 million in the nine months ended October 1, 2016, essentially unchanged compared to a $72.7 million segment profit in the year-ago period. The 4% decrease in segment profit mainly reflects an unfavorable sales mix, partly offset by a 2% decrease in operating expenses.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $20.2 million in the third quarter of 2016 compared to $18.3 million in the third quarter of 2015. The $1.9 million increase mainly reflects the increased employee and severance costs noted above and higher professional fees, offset in part by the absence of the integration expenses of $2.1 million recorded a year ago.

Unallocated general and administrative expenses for the nine months ended October 1, 2016 totaled $61.3 million, flat from $61.0 million in the nine months ended September 26, 2015. The year-to-year comparison reflects the absence of the integration expenses of $7.1 million recorded a year ago, offset by the increased employee and severance costs noted above and higher professional fees.

Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $150.5 million in the nine months ended October 1, 2016. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $24.6 million, mainly reflecting increases in accounts receivable and inventories, offset by an increase in accounts payable and accrued liabilities.
Accounts receivable increased by $26.2 million during the nine months ended October 1, 2016, or $22.3 million after accounting for foreign currency translation, mainly reflecting an increase in the Company’s days sales outstanding (DSO). The Company’s DSO was 52 days at October 1, 2016 compared to 48 days at the beginning of the year.

Inventories increased by $12.8 million during the nine months ended October 1, 2016, or $17.3 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The net increase primarily reflects higher levels of work-in-process inventory and finished goods due to increased levels of business activity.
Accounts payable and accrued liabilities increased $24.2 million during the nine months ended October 1, 2016, or $26.5 million after accounting for foreign currency translation and payments for capital expenditures. The increase mainly reflects higher accounts payable associated with increased levels of business activity offset partly by the change in the Company's incentive compensation accruals, which includes the payment of 2015 incentive compensation during the first quarter of 2016.

Working capital at October 1, 2016 was $563.4 million, compared to $533.2 million as of December 31, 2015, and included $411.8 million in cash and cash equivalents, compared to cash and cash equivalents of $349.8 million as of December 31, 2015.

Investing activities Cash flows used in investing activities totaled $46.8 million in the nine-month period ended October 1, 2016.
Acquisition of property and equipment totaled $45.3 million, which primarily reflected investments in equipment and tooling. As of October 1, 2016, the Company expects its full-year capital expenditures in 2016 to be in a range from $60 million to $65 million. The Company's 2016 capital expenditure plans generally reflect more normalized capital spending levels. As of October 1, 2016, the Company had outstanding capital purchase obligations of $10.9 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.

Financing activities Cash flows used in financing activities totaled $53.5 million during the nine-month period ended October 1, 2016. This primarily reflects the Company's payment of $50.0 million on its senior secured term loan described below. In addition, the Company repurchased shares of the Company’s common stock during the first quarter of 2016 at a total cost of $3.6 million under the stock repurchase program authorized by the Company’s Board of Directors. The Company received proceeds of $2.9 million in connection with common shares issued under the Company's stock plans, while expending $3.3 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.

As of October 1, 2016, the Company had outstanding long-term debt, including the current portion thereof, of $608.8 million, related to debt issued by the Company to fund its acquisition of ATMI as described in more detail below.

At October 1, 2016, the Company had outstanding $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022.

On April 30, 2014, the Company entered into a term loan facility that provided senior secured financing of $460 million. Borrowings under the term loan facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company may voluntarily prepay outstanding loans under the term loan facility at any time.  The principal amount outstanding under the term loan facility at October 1, 2016 was $258.9 million. Based on management's plans and intent, the Company reflected $100 million as current maturities of long-term debt in its condensed consolidated balance sheet as of October 1, 2016.

The Company also has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. As of October 1, 2016, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through October 1, 2016, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.9 million. There were no outstanding borrowings under these lines of credit at October 1, 2016.
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
At October 1, 2016, the Company’s shareholders’ equity was $897.2 million, up from $802.9 million at the beginning of the year. The increase mainly reflected net income of $71.0 million, an increase to additional paid-in capital of $10.1 million associated with the Company’s share-based compensation expense, proceeds of $2.9 million in connection with common shares issued under the Company's stock plans, and foreign currency translation effects of $17.3 million, mainly associated with the weakening of the U.S. dollar versus the Korean won and Japanese yen. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $3.6 million and the payment of $3.3 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.
As of October 1, 2016, the Company’s resources included cash and cash equivalents of $411.8 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities, and cash flow generated from operations. As of October 1, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $239.6 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) equity in net loss of affiliates, (2) income tax expense, (3) interest expense, (4) interest income, (5) other income, net, (6) severance related to organizational realignment, (7) impairment of equipment, (8) integration costs, (9) amortization of intangible assets and (10) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) severance related to organizational realignment, (2) impairment of equipment, (3) integration costs, (4) (gain) loss on impairment and sale of equity investment, (5) amortization of intangible assets and (6) the tax effect of those adjustments to net income, stated on a per share basis.
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

Reconciliation of GAAP Net income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$296,692	$270,253	$866,768	$814,335
Net income	$21,947	$23,403	$71,049	$62,723
Adjustments to net income
Equity in net loss of affiliates	—	68	—	218
Income tax expense	3,945	4,018	14,331	14,933
Interest expense	9,468	9,291	27,778	28,884
Interest income	(123)	(90)	(233)	(340)
Other income, net	(565)	(5,624)	(2,294)	(8,466)
GAAP – Operating income	34,672	31,066	110,631	97,952
Severance related to organizational realignment	2,405	—	2,405	—
Impairment of equipment	5,826	—	5,826	—
Integration costs	—	2,075	—	7,083
Amortization of intangible assets	10,974	11,673	33,325	35,908
Adjusted operating income	53,877	44,814	152,187	140,943
Depreciation	13,795	13,356	41,320	40,080
Adjusted EBITDA	$67,672	$58,170	$193,507	$181,023

Adjusted operating income – as a % of net sales	18.2%	16.6%	17.6%	17.3%
Adjusted EBITDA – as a % of net sales	22.8%	21.5%	22.3%	22.2%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Nine months ended
(In thousands, except per share data)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$21,947	$23,403	$71,049	$62,723
Adjustments to net income
Severance related to organizational realignment	2,405	—	2,405	—
Impairment of equipment	5,826	—	5,826	—
Integration costs	—	2,075	—	7,083
(Gain) loss on impairment and sale of equity investment	—	(50)	(156)	567
Amortization of intangible assets	10,974	11,673	33,325	35,908
Tax effect of adjustments to net income	(6,505)	(4,657)	(13,895)	(14,488)
Non-GAAP net income	$34,647	$32,444	$98,554	$91,793

Diluted earnings per common share	$0.15	$0.17	$0.50	$0.44
Effect of adjustments to net income	0.09	0.06	0.19	0.21
Diluted non-GAAP earnings per common share	$0.24	$0.23	$0.69	$0.65

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligation are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.0 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At October 1, 2016, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of October 1, 2016. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of October 1, 2016, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of October 1, 2016, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.

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

ENTEGRIS, INC.

Date: October 26, 2016	/s/ Gregory B. Graves
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