Form 10-Q
period 2017-04-01
ENTEGRIS INC
filed 2017-04-27
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
 _______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common Stock, $0.01 par value per share	141,674,104 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2017

Cautionary Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties and reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will” and “would” and similar expressions are intended to identify these “forward-looking statements.” You should read statements that contain these words and statements relating to the level of future sales, future operating results, growth or contraction of and trends in, the industries and markets in which the Company participates, the development of new products or technologies or the introduction of new products, the Company's capital allocation strategy, future capital and other expenditures, the Company's expected tax rate, the impact of accounting pronouncements, and other statements carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company. The risks which could cause actual results to differ from those contained in such “forward looking statements” include, without limit, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the headings “Risks Relating to our Business and Industry”, “Risks Related to Our Indebtedness”, “Manufacturing Risks”, “International Risks”, and “Risks Related to Owning Our Common Stock” as well as in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K as filed with the Securities and Exchange Commission.
Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$391,159	$406,389
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,249 and $2,474	176,032	165,675
Inventories	188,343	183,529
Deferred tax charges and refundable income taxes	16,729	20,140
Other current assets	19,489	24,398
Total current assets	791,752	800,131
Property, plant and equipment, net of accumulated depreciation of $398,667 and $387,523	330,926	321,562
Other assets:
Goodwill	349,120	345,269
Intangible assets, net of accumulated amortization of $249,110 and $237,207	208,591	217,548
Deferred tax assets and other noncurrent tax assets	8,418	8,022
Other	7,287	7,000
Total assets	$1,696,094	$1,699,532
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$100,000	$100,000
Accounts payable	54,516	61,617
Accrued payroll and related benefits	26,199	54,317
Other accrued liabilities	40,183	29,213
Income taxes payable	15,341	16,424
Total current liabilities	236,239	261,571
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $8,535 and $9,173	460,315	484,677
Pension benefit obligations and other liabilities	27,833	27,220
Deferred tax liabilities and other noncurrent tax liabilities	26,646	26,846
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of April 1, 2017 and December 31, 2016	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of April 1, 2017 and December 31, 2016: 141,710,104 and 141,319,964	1,417	1,413
Additional paid-in capital	858,428	859,778
Retained earnings	123,380	92,303
Accumulated other comprehensive loss	(38,164)	(54,276)
Total equity	945,061	899,218
Total liabilities and equity	$1,696,094	$1,699,532
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	April 1, 2017	April 2, 2016
Net sales	$317,377	$267,024
Cost of sales	177,781	152,318
Gross profit	139,596	114,706
Selling, general and administrative expenses	50,492	47,956
Engineering, research and development expenses	27,239	25,902
Amortization of intangible assets	10,945	11,289
Operating income	50,920	29,559
Interest expense	8,473	9,218
Interest income	(80)	(69)
Other expense (income), net	902	(675)
Income before income tax expense	41,625	21,085
Income tax expense	9,111	4,873
Net income	$32,514	$16,212

Basic net income per common share	$0.23	$0.12
Diluted net income per common share	$0.23	$0.11
Weighted shares outstanding:
Basic	141,501	140,780
Diluted	143,315	141,371
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Net income	$32,514	$16,212
Other comprehensive income, net of tax
Foreign currency translation adjustments	16,123	5,600
Unrealized loss on available-for-sale securities	—	(226)
Pension liability adjustments	(11)	16
Other comprehensive income	16,112	5,390
Comprehensive income	$48,626	$21,602
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Operating activities:
Net income	$32,514	$16,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,977	13,700
Amortization	10,945	11,289
Share-based compensation expense	3,870	2,861
Provision for deferred income taxes	3,422	(211)
Other	3,633	4,796
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(7,546)	(6,799)
Inventories	(5,415)	(12,998)
Accounts payable and accrued liabilities	(23,490)	(9,510)
Other current assets	5,061	1,796
Income taxes payable and refundable income taxes	(1,252)	(726)
Other	(2,287)	(3,071)
Net cash provided by operating activities	33,432	17,339
Investing activities:
Acquisition of property, plant and equipment	(22,190)	(17,819)
Proceeds from sale and maturities of short-term investments	—	932
Other	186	(3,427)
Net cash used in investing activities	(22,004)	(20,314)
Financing activities:
Payments of long-term debt	(25,000)	—
Issuance of common stock	1,041	—
Repurchase and retirement of common stock	(4,000)	(3,573)
Taxes paid related to net share settlement of equity awards	(4,575)	(2,067)
Other	(270)	49
Net cash used in financing activities	(32,804)	(5,591)
Effect of exchange rate changes on cash and cash equivalents	6,146	3,144
Decrease in cash and cash equivalents	(15,230)	(5,422)
Cash and cash equivalents at beginning of period	406,389	349,825
Cash and cash equivalents at end of period	$391,159	$344,403

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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of April 1, 2017 and December 31, 2016, the results of operations, comprehensive income, and cash flows for the three months ended April 1, 2017 and April 2, 2016.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $577.9 million at April 1, 2017, compared to the carrying amount of long-term debt, including current maturities, of $560.3 million at April 1, 2017.
Recent Accounting Pronouncements Adopted in 2017 In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for tax effects related to share-based payments, forfeitures, and statutory tax withholding requirements, as well as the classification of tax-related cash flows in the statement of cash flows. The update eliminates the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. ASU No. 2016-09 became effective for the Company January 1, 2017. The Company adopted ASU No. 2016-09 using the modified retrospective approach. In connection with the adoption of ASU No. 2016-09, the Company elected as an accounting policy to record forfeitures as they occur and recorded a cumulative-effect adjustment of $0.4 million to retained earnings as of January 1, 2017. The Company also recorded a cumulative-effect adjustment of $1.0 million to retained earnings as of January 1, 2017 with respect to previously unrecognized excess tax benefits. Under ASU No. 2016-09, excess tax benefits or deficiencies related to stock option exercises and restricted stock unit vesting are recognized in the condensed statement of operations. Accordingly, for the three months ended April 1, 2017, the Company recorded a tax benefit of $2.5 million in the condensed statement of operations. Also related to the adoption of ASU No. 2016-09, the Company elected to present the cash flow statement using the prospective transition method. No prior periods have been adjusted.
Recent Accounting Pronouncements Yet to be Adopted In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. As such, revenue for an entity's contracts will generally be recognized as control transfers to the customer, which is consistent with the revenue recognition model currently used for the majority of the Company's contracts. ASU No. 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. ASU

No. 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers. ASU No. 2014-09 is effective for the Company beginning January 1, 2018. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures. To assist in this assessment, and to oversee the eventual adoption of ASU No. 2014-09, the Company has established a cross-functional steering committee. The initial analysis of identifying revenue streams and potential impacts of the new guidance is substantially complete, and the Company is now analyzing the potential magnitude to the consolidated financial statements and related disclosures. Based on its preliminary evaluation of ASU No. 2014-09, the Company does not currently expect it to have a material impact on its results of operations or cash flows in the periods after adoption. The Company has not yet selected a transition approach. The Company expects to complete its assessment of the cumulative effect of adopting ASU No. 2014-09 as well as the selection of a transition approach during the second quarter. The evaluation of ASU No. 2014-09 will continue through the date of adoption.

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
2. INVENTORIES
Inventories consist of the following:

(In thousands)	April 1, 2017	December 31, 2016
Raw materials	$54,686	$53,109
Work-in process	17,149	15,976
Finished goods	116,508	114,444
Total inventories	$188,343	$183,529

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Advanced Materials Handling	Total
December 31, 2016	$297,858	$47,411	$345,269
Foreign currency translation	3,851	—	3,851
April 1, 2017	$301,709	$47,411	$349,120

Identifiable intangible assets at April 1, 2017 and December 31, 2016 consist of the following:

April 1, 2017
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$202,653	$131,940	$70,713
Trademarks and trade names	16,719	13,109	3,610
Customer relationships	219,744	96,110	123,634
Other	18,585	7,951	10,634
	$457,701	$249,110	$208,591

December 31, 2016
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$202,591	$126,077	$76,514
Trademarks and trade names	16,661	12,617	4,044
Customer relationships	216,918	90,581	126,337
Other	18,585	7,932	10,653
	$454,755	$237,207	$217,548
Future amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated at April 1, 2017 to be the following:

Fiscal year ending December 31	(In thousands)
2017	$31,330
2018	42,721
2019	40,476
2020	25,694
2021	18,951
Thereafter	49,419
$208,591

4. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Basic—weighted common shares outstanding	141,501	140,780
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,814	591
Diluted—weighted common shares and common shares equivalent outstanding	143,315	141,371
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended April 1, 2017 and April 2, 2016:

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Shares excluded from calculations of diluted EPS	504	1,305

5. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at April 1, 2017 and December 31, 2016. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	April 1, 2017				December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other current assets
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$4,784	$—	$4,784
Total assets measured and recorded at fair value	$—	$—	$—	$—	$—	$4,784	$—	$4,784
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$2,297	$—	$2,297	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$2,297	$—	$2,297	$—	$—	$—	$—

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the April 1, 2017 and December 31, 2016 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	April 1, 2017			December 31, 2016
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet
Foreign currency contracts	$2,297	$—	$2,297	$4,784	$—	$4,784

Losses associated with derivatives are recorded in other income, net, in the condensed consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Losses on foreign currency contracts	$(2,297)	$(2,650)
6. SEGMENT REPORTING
The Company reports its financial performance based on three reportable segments, which reflects an organizational alignment intended to leverage its unique portfolio of capabilities to create value for its customers by developing mission-critical solutions to maximize manufacturing yields and enable higher performance of devices. While these segments have unique products and services, and technical know-how, they share a single, global sales force, unified core systems and processes, global technology centers, strategic and technology roadmaps, and a focus on a common set of customers. The Company's business is reported in the following segments:

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

Inter-segment sales are not significant. Segment profit is defined as net sales less direct segment operating expenses, excluding certain unallocated expenses, consisting mainly of general and administrative costs for the Company’s human resources, corporate, finance and information technology functions as well as interest expense, amortization of intangible assets and income taxes.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Net sales
SCEM	$114,435	$101,107
MC	100,055	77,619
AMH	102,887	88,298
Total net sales	$317,377	$267,024

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Segment profit
SCEM	$28,140	$22,416
MC	35,581	18,140
AMH	18,276	18,911
Total segment profit	$81,997	$59,467
The following table reconciles total segment profit to income before income taxes:

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Total segment profit	$81,997	$59,467
Less:
Amortization of intangible assets	10,945	11,289
Unallocated general and administrative expenses	20,132	18,619
Operating income	50,920	29,559
Interest expense	8,473	9,218
Interest income	(80)	(69)
Other expense (income), net	902	(675)
Income before income tax expense	$41,625	$21,085

7. SUBSEQUENT EVENT
On April 24, 2017, the Company acquired the microelectronic water and chemical filtration product line of W.L. Gore & Associates, Inc. for $20.0 million in cash. The acquisition of this product line does not constitute a material business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. These forward-looking statements could differ materially from actual results. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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
The Company's technology portfolio includes approximately 20,000 standard and customized products and solutions to achieve the highest levels of purity and performance that are essential to the manufacture of semiconductors, flat panel displays, light emitting diodes, or LEDs, high-purity chemicals, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. The majority of our products are consumed at various times throughout the manufacturing process, with demand driven in part by the level of semiconductor and other manufacturing activity. The Company’s customers consist primarily of semiconductor manufacturers, semiconductor equipment and materials suppliers as well as thin film transistor-liquid crystal display (TFT-LCD) and hard disk manufacturers, which are served through direct sales efforts, as well as sales and distribution relationships, in the United States, Asia, Europe and the Middle East.
The Company's business is organized and operated in three operating segments which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials (SCEM) segment provides high-performance and high-purity process chemistries, gases, and materials and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes. The Microcontamination Control (MC) segment offers solutions to purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling (AMH) segment develops solutions to monitor, protect, transport, and deliver critical liquid chemistries and substrates for a broad set of applications in the semiconductor industry and other high-technology industries. While these segments have separate products and technical know-how, they each share a single, global sales force, unified core systems and processes, global technology centers, strategic and technology roadmaps, and a focus on a common set of customers. The Company leverages its expertise and technologies from these three segments to create new and increasingly integrated solutions for its customers.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2017 end April 1, 2017, July 1, 2017, September 30, 2017 and December 31, 2017. Unaudited information for the three months ended April 1, 2017 and April 2, 2016 and the financial position as of April 1, 2017 and December 31, 2016 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results

For the three months ended April 1, 2017, net sales increased 19% to $317.4 million, compared to $267.0 million for the three months ended April 2, 2016. The sales increase was due to strong across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. Favorable foreign currency translation effects were $1.1 million for the quarter. Exclusive of that factor, the Company's sales increased 18%.

Sales were up 3% on a sequential basis over the fourth quarter of 2016, including a nominal unfavorable foreign currency translation effect. The increase in revenue resulted from modest improvements across the Company's product lines.

Reflecting the net sales increase, the Company's gross profit for the three months ended April 1, 2017 rose to $139.6 million, up from $114.7 million for the three months ended April 2, 2016, mainly reflecting the increase in sales. The Company experienced a 44.0% gross margin rate for the three months ended April 1, 2017, compared to 43.0% in the comparable year-ago period.

The Company's selling, general and administrative (SG&A) expenses increased by $2.5 million for the three months ended April 1, 2017 compared to the year-ago quarter, mainly reflecting higher compensation costs in 2017, offset in part by a decrease in professional fees.

As a result of the aforementioned factors, the Company reported net income of $32.5 million, or $0.23 per diluted share, for the quarter ended April 1, 2017, compared to net income of $16.2 million, or $0.11 per diluted share, a year ago.
During the three-month period ended April 1, 2017, the Company’s operating activities provided cash flow of $33.4 million and cash used for capital expenditures was $22.2 million. Cash and cash equivalents were $391.2 million at April 1, 2017, compared with cash and cash equivalents of $406.4 million at December 31, 2016. The Company had outstanding long-term debt of $560.3 million at April 1, 2017, compared to $584.7 million at December 31, 2016.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to inventory valuation, impairment of long-lived assets, goodwill, income taxes and business acquisitions. There have been no material changes in these aforementioned critical accounting policies.
Three Months Ended April 1, 2017 Compared to Three Months Ended April 2, 2016 and December 31, 2016

The following table compares operating results for the three months ended April 1, 2017 with results for the three months ended April 2, 2016 and December 31, 2016, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	April 1, 2017		April 2, 2016		December 31, 2016
Net sales	$317,377	100.0%	$267,024	100.0%	$308,502	100.0%
Cost of sales	177,781	56.0	152,318	57.0	176,702	57.3
Gross profit	139,596	44.0	114,706	43.0	131,800	42.7
Selling, general and administrative expenses	50,492	15.9	47,956	18.0	48,734	15.8
Engineering, research and development expenses	27,239	8.6	25,902	9.7	27,223	8.8
Amortization of intangible assets	10,945	3.4	11,289	4.2	10,938	3.5
Operating income	50,920	16.0	29,559	11.1	44,905	14.6
Interest expense	8,473	2.7	9,218	3.5	9,068	2.9
Interest income	(80)	—	(69)	—	(85)	—
Other expense (income), net	902	0.3	(675)	(0.3)	1,303	0.4
Income before income taxes	41,625	13.1	21,085	7.9	34,619	11.2
Income tax expense	9,111	2.9	4,873	1.8	8,521	2.8
Net income	$32,514	10.2%	$16,212	6.1%	$26,098	8.5%

Net sales For the three months ended April 1, 2017, net sales increased by 19% to $317.4 million, compared to $267.0 million for the three months ended April 2, 2016. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended April 2, 2016	$267,024
Growth associated with volume and pricing	49,214
Increase associated with effect of foreign currency translation	1,139
Net sales in the quarter ended April 1, 2017	$317,377

The sales increase was due to strong across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. As described below, each of the Company's segments experienced improved sales. Favorable foreign currency translation effects were $1.1 million for the quarter, mainly due to the strengthening of the Japanese yen and the Korean Won relative to the U.S. dollar. Exclusive of that factor, the Company's sales increased 18%.

On a geographic basis, in the first quarter of 2017, total sales to Asia (excluding Japan) were 58%, to North America were 21%, to Japan were 11% and to Europe were 10%, compared to prior year first quarter sales to Asia (excluding Japan) of 53%, to North America of 24%, to Japan of 13% and to Europe of 10%. Sales increased by 1%, 2%, 31%, and 16% in Japan, North America, Asia, and Europe respectively, in the first quarter of 2017 compared to the prior year's first quarter.

Sales were up 3% on a sequential basis over the fourth quarter of 2016, including a nominal unfavorable foreign currency translation effect. The increase in revenue resulted from modest improvements across the Company's product lines.

Gross profit Due mainly to the sales increase, the Company's gross profit rose 22% for the three months ended April 1, 2017 to $139.6 million, compared to $114.7 million for the three months ended April 2, 2016. The Company experienced a 44.0% gross margin rate for the three months ended April 1, 2017, compared to 43.0% in the comparable year-ago period. The gross margin improvement reflects the improved factory utilization associated with strong sales levels, a slightly favorable sales mix and the absence of the qualification and start-up costs incurred at the Company's i2M center in the first quarter a year ago. These factors were partly offset by price erosion for certain products in response to normal competitive pressures.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $50.5 million for the three months ended April 1, 2017, up $2.5 million, or 5%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended April 2, 2016	$47,956
Employee costs	2,609
Other decreases, net	(73)
Selling, general and administrative expenses in the quarter ended April 1, 2017	$50,492

The increase in employee costs mainly reflected higher share-based compensation and incentive plan costs.

Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies. ER&D expenses were $27.2 million in the three months ended April 1, 2017, compared to $25.9 million in the year-ago period, a $1.3 million increase. The increase for the quarter was mainly due to higher employee costs.
Interest expense Interest expense includes interest associated with debt outstanding issued to help fund the 2014 acquisition of ATMI, Inc. and the amortization of debt issuance costs associated with such borrowings. Interest expense was $8.5 million in the three months ended April 1, 2017, compared to $9.2 million in the three-month period ended April 2, 2016. The decrease reflects lower outstanding borrowings.
Other expense (income), net Other expense, net was $0.9 million in the three months ended April 1, 2017, and consisted mainly of foreign currency transaction losses.
Other income, net was $0.7 million in the three months ended April 2, 2016 and consisted mainly of foreign currency transaction gains.

Income tax expense The Company recorded income tax expense of $9.1 million in the three months ended April 1, 2017, compared to income tax expense of $4.9 million in the three months ended April 2, 2016. The Company’s year-to-date effective tax rate was 21.9% in 2017, compared to 23.1% in 2016. The tax rate in both years reflect the benefit of foreign source income being taxed at lower rates than the U.S. statutory rate. Year-to-date income tax expense in 2017 also includes a discrete benefit of $2.5 million recorded in connection with share-based compensation. Upon the adoption of ASU No. 2016-09 (see Note 1 to the condensed consolidated financial statements) excess tax benefits are recorded in the statement of operations as they occur. Also included in income tax expense in 2017 was a discrete charge of $3.6 million to correct an error related to the tax effects of intercompany sales and the related intercompany profit.

Net income Due to the factors noted above, the Company recorded net income of $32.5 million, or $0.23 per diluted share, in the three-month period ended April 1, 2017, compared to net income of $16.2 million, or $0.11 per diluted share, in the three-month period ended April 2, 2016.

Non-GAAP Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See the section "Non-GAAP Information" included below in this section for additional detail, including the definition of non-GAAP financial measures and the reconciliation of GAAP measures to the Company’s non-GAAP measures.

The Company’s non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share.

Adjusted EBITDA increased 39% to $75.8 million in the three-month period ended April 1, 2017, compared to $54.5 million in the three-month period ended April 2, 2016. Adjusted EBITDA, as a percent of net sales, increased to 23.9% from 20.4% in the year-ago period. These results generally reflect the same factors underlying the Company's GAAP results as described above.

Adjusted Operating Income increased 51% to $61.9 million in the three-month period ended April 1, 2017, compared to $40.8 million in the three-month period ended April 2, 2016. Adjusted Operating Income, as a percent of net sales, increased to 19.5% from 15.3% in the year-ago period.

Non-GAAP Earnings Per Share increased 65% to $0.28 in the three-month period ended April 1, 2017, compared to $0.17 in the three-month period ended April 2, 2016.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 6 to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three reportable segments for the three months ended April 1, 2017, April 2, 2016 and December 31, 2016.

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016	December 31, 2016
Specialty Chemicals and Engineered Materials
Net sales	$114,435	$101,107	$110,945
Segment profit	28,140	22,416	25,919
Microcontamination Control
Net sales	100,055	77,619	98,717
Segment profit	35,581	18,140	31,719
Advanced Materials Handling
Net sales	102,887	88,298	98,840
Segment profit	18,276	18,911	16,644
Specialty Chemicals and Engineered Materials (SCEM)
For the first quarter of 2017, SCEM net sales increased to $114.4 million, compared to $101.1 million in the comparable period last year. The sales increase was due to improved sales of glass forming and advanced deposition materials products. SCEM reported a segment profit of $28.1 million in the first quarter of 2017, up 26% from $22.4 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, along with a 1% decrease in operating expenses.

Microcontamination Control (MC)
For the first quarter of 2017, MC net sales increased to $100.1 million, compared to $77.6 million in the comparable period last year. The sales increase was due to strength in liquid chemistry filters for wet, etch and clean and bulk photo applications, and gas filter products. MC reported a segment profit of $35.6 million in the first quarter of 2017, up 96% from $18.1 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales and the absence of the qualification and start-up costs incurred at the Company's i2M center in the first quarter a year ago, partially offset by a 3% increase in operating expenses.
Advanced Materials Handling (AMH)
For the first quarter of 2017, AMH net sales increased to $102.9 million, compared to $88.3 million in the comparable period last year. The sales increase was due to improved sales of 300mm transport module and fluid handling products. AMH reported a segment profit of $18.3 million in the first quarter of 2017, down 3% from $18.9 million in the year-ago period. The segment profit decline was primarily due to an unfavorable sales mix, the effect of modest selling price erosion on legacy products and a 13% increase in operating expenses, primarily reflecting higher selling expenses.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $20.1 million in the first quarter of 2017, compared to $18.6 million in the first quarter of 2016. The $1.5 million increase mainly reflects the increased employee costs referenced in the discussion of SG&A expenses above.

Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $33.4 million in the three months ended April 1, 2017. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $34.9 million, mainly reflecting increases in accounts receivable and inventories, and decreases in accounts payable and accrued liabilities.

Accounts receivable increased by $10.4 million during the three months ended April 1, 2017, or $7.5 million after accounting for foreign currency translation, mainly reflecting an increase in sales and in the Company’s days sales outstanding (DSO). The Company’s DSO was 51 days at April 1, 2017, compared to 49 days at the beginning of the year.
Inventories increased by $4.8 million during the three months ended April 1, 2017, or $5.4 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The increase reflects higher levels of all inventory categories due to higher levels of business activity.
Accounts payable and accrued liabilities decreased $24.2 million during the three months ended April 1, 2017, or $23.5 million after accounting for foreign currency translation. A key component of the decrease is the payment of 2016 incentive compensation during the first quarter of 2017.

Working capital at April 1, 2017 was $555.5 million, compared to $538.6 million as of December 31, 2016, and included $391.2 million in cash and cash equivalents, compared to cash and cash equivalents of $406.4 million as of December 31, 2016.

Investing activities Cash flows used in investing activities totaled $22.0 million in the three-month period ended April 1, 2017, consisting mainly of the acquisition of manufacturing equipment and tooling. As of April 1, 2017, the Company expects its full-year capital expenditures in 2017 to be approximately $90 million to $100 million. As of April 1, 2017, the Company had outstanding capital purchase obligations of $27.5 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.

Financing activities Cash flows used in financing activities totaled $32.8 million during the three-month period ended April 1, 2017. This primarily reflects the Company's payment of $25.0 million on its senior secured term loan described below. In addition, the Company repurchased shares of the Company’s common stock during the first quarter of 2017 at a total cost of $4.0 million under the stock repurchase program authorized by the Company’s Board of Directors. The Company received proceeds of $1.0 million in connection with common shares issued under the Company's stock plans, while expending $4.6 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.

As of April 1, 2017, the Company had outstanding long-term debt, including the current portion thereof, of $560.3 million, related to debt issued by the Company, as discussed in more detail below.

At April 1, 2017, the Company had an outstanding $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022.

On April 30, 2014, the Company entered into a term loan facility that provided senior secured financing of $460 million. Borrowings under the term loan facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company may voluntarily prepay outstanding loans under the term loan facility at any time.  During the first quarter of 2017, the Company and its lenders agreed to an amendment of the term loan agreement that decreases the applicable margin for the Company’s term loan from 2.75% to 2.25% per annum for LIBOR borrowings, with a LIBOR floor of 0.0%, and from 1.75% to 1.25% per annum for base rate borrowings, with a base rate floor of 1.00%. The principal amount outstanding under the term loan facility at April 1, 2017 was $208.9 million. Based on management's plans and intent, the Company reflects $100 million of the term loan as current maturities of long-term debt in its condensed consolidated balance sheet as of April 1, 2017.
The Company also has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. As of April 1, 2017, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through April 1, 2017, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.7 million. There were no outstanding borrowings under these lines of credit at April 1, 2017.
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
At April 1, 2017, the Company’s shareholders’ equity was $945.1 million, up from $899.2 million at the beginning of the year. The increase mainly reflected net income of $32.5 million, an increase to additional paid-in capital of $3.9 million associated with the Company’s share-based compensation expense, proceeds of $1.0 million in connection with common shares issued under the Company's stock plans, and foreign currency translation effects of $16.1 million, mainly associated with the weakening of the U.S. dollar versus the Korean won and Japanese yen. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $4.0 million and the payment of $4.6 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.
As of April 1, 2017, the Company’s resources included cash and cash equivalents of $391.2 million, funds available under its $75 million senior secured asset-based revolving credit facility and international credit facilities, and cash flow generated from operations. As of April 1, 2017, the amount of cash and cash equivalents held by foreign subsidiaries was $296.1 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense (income), net, (5) amortization of intangible assets and (6) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) gain on sale of equity investment, (2) amortization of intangible assets and (3) the tax effect of those adjustments to net income and discrete items, stated on a per share basis.
The Company provides supplemental non-GAAP financial measures to better understand its business and believes these measures provide investors and analysts additional and meaningful information for the assessment of the Company’s ongoing results. Management also uses these non-GAAP measures to assist in the evaluation of the performance of its business segments and to make operating decisions.
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

Reconciliation of GAAP Net income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In thousands)	April 1, 2017	April 2, 2016
Net sales	$317,377	$267,024
Net income	$32,514	$16,212
Adjustments to net income
Income tax expense	9,111	4,873
Interest expense	8,473	9,218
Interest income	(80)	(69)
Other expense (income), net	902	(675)
GAAP – Operating income	50,920	29,559
Amortization of intangible assets	10,945	11,289
Adjusted operating income	61,865	40,848
Depreciation	13,977	13,700
Adjusted EBITDA	$75,842	$54,548

Adjusted operating income – as a % of net sales	19.5%	15.3%
Adjusted EBITDA – as a % of net sales	23.9%	20.4%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended
(In thousands, except per share data)	April 1, 2017	April 2, 2016
Net income	$32,514	$16,212
Adjustments to net income
Gain on sale of equity investment	—	(118)
Amortization of intangible assets	10,945	11,289
Tax effect of adjustments to net income and discrete tax items	(2,705)	(3,766)
Non-GAAP net income	$40,754	$23,617

Diluted earnings per common share	$0.23	$0.11
Effect of adjustments to net income	0.06	0.05
Diluted non-GAAP earnings per common share	$0.28	$0.17

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At April 1, 2017, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of April 1, 2017. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of April 1, 2017, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of April 1, 2017, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended April 1, 2017.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 4, 2017	90,000	$18.65	90,000	$90,748,733
February 5 - March 4, 2017	47,594	$21.19	47,594	$89,740,019
March 5 - April 1, 2017	58,709	$22.36	58,709	$88,427,303
Total	196,303	$20.38	196,303	$88,427,303

(1) On February 15, 2017, the Company’s Board of Directors authorized a repurchase program covering up to an aggregate of $100 million of the Company’s common stock in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This authorization expires on February 15, 2018. This repurchase program represents a renewal and replacement of the $100 million repurchase program originally authorized by the Board of Directors on February 5, 2016, which expired February 15, 2017.

Item 6. Exhibits

10.1
Amendment No. 1 to Term Credit and Guaranty Agreement, dated as of March 14, 2017, among the Company, Goldman Sachs Bank USA, as administrative agent and collateral agent, and each participating lender party thereto (Incorporated by reference to the Registrant's Report on Form 8-K dated March 14, 2017 (File No. 001-32598))

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

ENTEGRIS, INC.

Date: April 27, 2017	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)

EXHIBIT INDEX

10.1
Amendment No. 1 to Term Credit and Guaranty Agreement, dated as of March 14, 2017, among the Company, Goldman Sachs Bank USA, as administrative agent and collateral agent, and each participating lender party thereto (Incorporated by reference to the Registrant's Report on Form 8-K dated March 14, 2017 (File No. 001-32598))

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