Form 10-Q
period 2017-09-30
ENTEGRIS INC
filed 2017-10-26
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2017
Common Stock, $0.01 par value per share	141,396,733 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include those about our capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repurchases and potential mergers and acquisitions; our liquidity; future capital and other expenditures; the Company's expected tax rate; the impact of accounting pronouncements; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for our products and solutions; our ability to meet rapid demand shifts; our ability to continue technological innovation and introduce new products to meet our customers' rapidly changing requirements; our concentrated customer base; our ability to identify, effect and integrate acquisitions, joint ventures or other transactions; our ability to protect and enforce intellectual property rights; operational, political and legal risks of our international operations; our dependence on sole source and limited source suppliers; the increasing complexity of certain manufacturing processes; raw material shortages and price increases; changes in government regulations of the countries in which we operate; fluctuation of currency exchange rates; fluctuations in the market price of Entegris’ stock; the level of, and obligations associated with, our indebtedness; and other risk factors and additional information described in our filings with the Securities and Exchange Commission, including under the heading “Risks Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 17, 2017, and in our other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update publicly any forward-looking statements contained herein.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$435,197	$406,389
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,253 and $2,474	183,417	165,675
Inventories	193,302	183,529
Deferred tax charges and refundable income taxes	15,720	20,140
Other current assets	20,865	24,398
Total current assets	848,501	800,131
Property, plant and equipment, net of accumulated depreciation of $419,277 and $387,523	346,660	321,562
Other assets:
Goodwill	355,855	345,269
Intangible assets, net of accumulated amortization of $274,787 and $237,207	190,754	217,548
Deferred tax assets and other noncurrent tax assets	9,247	8,022
Other	6,732	7,000
Total assets	$1,757,749	$1,699,532
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$100,000	$100,000
Accounts payable	60,328	61,617
Accrued payroll and related benefits	53,543	54,317
Other accrued liabilities	41,618	29,213
Income taxes payable	14,390	16,424
Total current liabilities	269,879	261,571
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $7,385 and $9,173	411,465	484,677
Pension benefit obligations and other liabilities	31,135	27,220
Deferred tax liabilities and other noncurrent tax liabilities	26,905	26,846
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 30, 2017 and December 31, 2016: 141,473,733 and 141,319,964	1,415	1,413
Additional paid-in capital	864,340	859,778
Retained earnings	193,658	92,303
Accumulated other comprehensive loss	(41,048)	(54,276)
Total equity	1,018,365	899,218
Total liabilities and equity	$1,757,749	$1,699,532
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$345,591	$296,692	$991,970	$866,768
Cost of sales	190,184	173,712	546,664	489,877
Gross profit	155,407	122,980	445,306	376,891
Selling, general and administrative expenses	57,699	51,614	161,176	153,167
Engineering, research and development expenses	26,002	25,720	80,462	79,768
Amortization of intangible assets	11,051	10,974	33,003	33,325
Operating income	60,655	34,672	170,665	110,631
Interest expense	7,749	9,468	24,418	27,778
Interest income	(150)	(123)	(323)	(233)
Other expense (income), net	2,906	(565)	3,762	(2,294)
Income before income tax expense	50,150	25,892	142,808	85,380
Income tax expense	9,248	3,945	29,401	14,331
Net income	$40,902	$21,947	$113,407	$71,049

Basic net income per common share	$0.29	$0.16	$0.80	$0.50
Diluted net income per common share	$0.28	$0.15	$0.79	$0.50
Weighted shares outstanding:
Basic	141,684	141,324	141,627	141,019
Diluted	143,594	142,473	143,472	141,856
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$40,902	$21,947	$113,407	$71,049
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(279)	10,512	11,805	17,276
Reclassification of cumulative translation adjustment associated with planned sale of subsidiary	1,400	—	1,400	—
Unrealized loss on available-for-sale securities	—	—	—	(611)
Pension liability adjustments	16	16	23	47
Other comprehensive income	1,137	10,528	13,228	16,712
Comprehensive income	$42,039	$32,475	$126,635	$87,761
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	September 30, 2017	October 1, 2016
Operating activities:
Net income	$113,407	$71,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,173	41,320
Amortization	33,003	33,325
Share-based compensation expense	11,457	10,063
Provision for deferred income taxes	254	(334)
Other	24,028	19,667
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(15,345)	(22,252)
Inventories	(14,884)	(17,296)
Accounts payable and accrued liabilities	7,598	26,517
Other current assets	3,883	7,387
Income taxes payable and refundable income taxes	1,664	(11,364)
Other	(606)	(7,606)
Net cash provided by operating activities	207,632	150,476
Investing activities:
Acquisition of property, plant and equipment	(67,939)	(45,268)
Acquisition of business, net of cash acquired	(20,000)	—
Proceeds from sale and maturities of short-term investments	—	1,726
Other	1,074	(3,246)
Net cash used in investing activities	(86,865)	(46,788)
Financing activities:
Payments of long-term debt	(75,000)	(50,000)
Issuance of common stock	3,582	2,892
Repurchase and retirement of common stock	(18,000)	(3,573)
Taxes paid related to net share settlement of equity awards	(5,407)	(3,316)
Other	(1,270)	493
Net cash used in financing activities	(96,095)	(53,504)
Effect of exchange rate changes on cash and cash equivalents	4,136	11,768
Increase in cash and cash equivalents	28,808	61,952
Cash and cash equivalents at beginning of period	406,389	349,825
Cash and cash equivalents at end of period	$435,197	$411,777

Supplemental Cash Flow Information	Nine months ended
(In thousands)	September 30, 2017	October 1, 2016
Non-cash transactions:
Capital lease obligations incurred	$4,768	$—
Schedule of interest and income taxes paid:
Interest paid	$16,167	$18,995
Income taxes paid, net of refunds received	$27,826	$24,254
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
Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of September 30, 2017 and December 31, 2016, the results of operations, comprehensive income, and cash flows for the three and nine months ended September 30, 2017 and October 1, 2016, and cash flows for the nine months ended September 30, 2017 and October 1, 2016.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $529.0 million at September 30, 2017, compared to the carrying amount of long-term debt, including current maturities, of $511.5 million at September 30, 2017.
Recent Accounting Pronouncements Adopted in 2017 In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for tax effects related to share-based payments, forfeitures, and statutory tax withholding requirements, as well as the classification of tax-related cash flows in the statement of cash flows. The update eliminates the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. ASU No. 2016-09 became effective for the Company on January 1, 2017. The Company adopted ASU No. 2016-09 using the modified retrospective approach. In connection with the adoption of ASU No. 2016-09, the Company elected as an accounting policy to record forfeitures as they occur and recorded a cumulative-effect adjustment of $0.4 million to retained earnings as of January 1, 2017. The Company also recorded a cumulative-effect adjustment of $1.0 million to retained earnings as of January 1, 2017 with respect to previously unrecognized excess tax benefits. Under ASU No. 2016-09, excess tax benefits or deficiencies related to stock option exercises and restricted stock unit vesting are recognized in the condensed statement of operations. Accordingly, for the nine months ended September 30, 2017, the Company recorded a tax benefit of $3.4 million in the condensed statement of operations. Also related to the adoption of ASU No. 2016-09, the Company elected to present the cash flow statement using the prospective transition method. No prior periods have been adjusted.
Recent Accounting Pronouncements Yet to be Adopted In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. As such, revenue for an entity's contracts will generally be recognized as control of the product transfers to the customer, which is consistent with the revenue recognition model currently used for the majority of the

Company's contracts. ASU No. 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers. ASU No. 2014-09 is effective for the Company beginning January 1, 2018. During 2017, the Company is assessing the impact that the adoption of ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. To assist in this assessment, and to oversee the eventual adoption of ASU No. 2014-09, the Company established a cross-functional steering committee. The analysis of identifying revenue streams and potential effects of the new guidance is substantially complete, and the Company is now analyzing the potential magnitude of impact to the consolidated financial statements and related disclosures. Based on its preliminary evaluation of ASU No. 2014-09, the Company does not currently expect it to have a material impact on its results of operations or cash flows in the periods after adoption. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt the standard using the modified retrospective method. The Company will complete its assessment of the estimated cumulative effect of adopting ASU No. 2014-09 during the fourth quarter. The evaluation of ASU No. 2014-09 will continue through the date of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU No. 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU No. 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU No. 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU No. 2016-02 is effective for the Company beginning January 1, 2019. The Company is currently assessing the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.
2. ACQUISITION

On April 24, 2017, the Company acquired the microelectronic water and chemical filtration product line of W.L. Gore & Associates, Inc. (Gore). The acquired assets became part of the Company’s Microcontamination Control (MC) segment. The transaction was accounted for under the acquisition method of accounting and the results of operations of the product line are included in the Company's consolidated financial statements as of and since April 24, 2017. The acquisition of the product line’s assets and liabilities does not constitute a material business combination.

The purchase price for the product line was cash consideration of $20.0 million, funded from the Company's existing cash on hand. Costs associated with the acquisition of the product line were not significant and were expensed as incurred.

The purchase price of the product line exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $8.0 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the final allocation of the purchase price to the fair values assigned to the assets and liabilities assumed at the date of acquisition:

(In thousands)	Amount
Other current assets	$726
Property, plant and equipment	2,447
Identifiable intangible assets	8,820
Net assets acquired	11,993
Goodwill	8,007
Total purchase price	$20,000

Intangible assets, consisting mostly of technology-related intellectual property, generally will be amortized on a straight-line basis over an estimated useful life of approximately 7 years.

As part of the accounting for this transaction, the Company allocated the purchase price of the acquired product line based on the fair value of all the assets acquired. The valuation of the assets acquired was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company's management.

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

The final valuation of assets acquired and liabilities assumed was completed in the third quarter of 2017.
3. INVENTORIES
Inventories consist of the following:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$57,336	$53,109
Work-in process	17,996	15,976
Finished goods	117,970	114,444
Total inventories	$193,302	$183,529

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2016	$297,858	$—	$47,411	$345,269
Addition due to acquisition	—	8,007	—	8,007
Foreign currency translation	2,579	—	—	2,579
September 30, 2017	$300,437	$8,007	$47,411	$355,855
Identifiable intangible assets at September 30, 2017 and December 31, 2016 consist of the following:

September 30, 2017
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$210,352	$147,349	$63,003
Trademarks and trade names	16,676	13,483	3,193
Customer relationships	219,080	105,581	113,499
Other	19,433	8,374	11,059
	$465,541	$274,787	$190,754

December 31, 2016
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$202,591	$126,077	$76,514
Trademarks and trade names	16,661	12,617	4,044
Customer relationships	216,918	90,581	126,337
Other	18,585	7,932	10,653
	$454,755	$237,207	$217,548
Future amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated at September 30, 2017 to be the following:

Fiscal year ending December 31	(In thousands)
2017	$10,996
2018	43,659
2019	41,381
2020	26,718
2021	20,086
Thereafter	47,914
$190,754

5. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic—weighted common shares outstanding	141,684	141,324	141,627	141,019
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,910	1,149	1,845	837
Diluted—weighted common shares and common shares equivalent outstanding	143,594	142,473	143,472	141,856
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Shares excluded from calculations of diluted EPS	355	23	293	831
6. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	September 30, 2017				December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other current assets
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$4,784	$—	$4,784
Total assets measured and recorded at fair value	$—	$—	$—	$—	$—	$4,784	$—	$4,784
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$132	$—	$132	$—	$—	$—	$—
Total liabilities measured and recorded at fair value	$—	$132	$—	$132	$—	$—	$—	$—

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the September 30, 2017 and December 31, 2016 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	September 30, 2017			December 31, 2016
(In thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet
Foreign currency contracts	$132	$—	$132	$4,784	$—	$4,784

Losses associated with derivatives are recorded in other income, net, in the condensed consolidated statements of operations. Losses associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Losses on foreign currency contracts	$(132)	$(267)	$(2,245)	$(6,432)
7. SEGMENT REPORTING
The Company reports its financial performance based on three reportable segments, which reflects an organizational alignment intended to leverage its unique portfolio of capabilities to create value for its customers by developing mission-critical solutions to maximize manufacturing yields and enable higher performance of devices. While these segments have unique products, solutions, and technical know-how, they share a single, global sales force, unified core systems and processes, global technology centers, strategic and technology roadmaps, and a focus on a common set of customers. The Company's business is reported in the following segments:

•
Specialty Chemicals and Engineered Materials (SCEM): SCEM provides high-performance and high-purity process chemistries, gases and materials, as well as safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes.

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
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales
SCEM	$124,522	$104,494	$360,131	$317,383
MC	116,113	94,738	320,575	263,941
AMH	104,956	97,460	311,264	285,444
Total net sales	$345,591	$296,692	$991,970	$866,768

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Segment profit
SCEM	$34,647	$18,811	$96,961	$70,141
MC	43,984	31,617	116,049	78,323
AMH	16,882	15,378	54,731	56,808
Total segment profit	$95,513	$65,806	$267,741	$205,272
The following table reconciles total segment profit to income before income taxes:

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Total segment profit	$95,513	$65,806	$267,741	$205,272
Less:
Amortization of intangible assets	11,051	10,974	33,003	33,325
Unallocated general and administrative expenses	23,807	20,160	64,073	61,316
Operating income	60,655	34,672	170,665	110,631
Interest expense	7,749	9,468	24,418	27,778
Interest income	(150)	(123)	(323)	(233)
Other expense (income), net	2,906	(565)	3,762	(2,294)
Income before income tax expense	$50,150	$25,892	$142,808	$85,380

8. SUBSEQUENT EVENT

On October 18, 2017, the Company's Board of Directors declared an initial quarterly cash dividend of $0.07 per share to be paid on November 22, 2017 to shareholders of record on the close of business on November 1, 2017. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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
The Company's business is organized and operated in three operating segments which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials (SCEM) segment provides high-performance and high-purity process chemistries, gases and materials, and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes. The Microcontamination Control (MC) segment offers solutions to purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling (AMH) segment develops solutions to monitor, protect, transport, and deliver critical liquid chemistries and substrates for a broad set of applications in the semiconductor industry and other high-technology industries. While these segments have separate products, solutions, and technical know-how, they each share a single, global sales force, unified core systems and processes, global technology centers, strategic and technology roadmaps, and a focus on a common set of customers. The Company leverages its expertise and technologies from these three segments to create new and increasingly integrated solutions for its customers.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2017 end April 1, 2017, July 1, 2017, September 30, 2017 and December 31, 2017. Unaudited information for the three and nine months ended September 30, 2017 and October 1, 2016 and the financial position as of September 30, 2017 and December 31, 2016 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results

For the three months ended September 30, 2017, net sales increased 16% to $345.6 million, compared to $296.7 million for the three months ended October 1, 2016. The sales increase was due to strong across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. Unfavorable foreign currency translation effects were $2.9 million for the quarter. Sales of the acquired liquid filtration product line described below contributed $0.7 million of revenue for the quarter. Exclusive of these effects, the Company's sales increased 17%.

Sales were up 5% on a sequential basis over the second quarter of 2017, including a $1.2 million favorable foreign currency translation effect. The increase in revenue resulted from modest improvements across the Company's product lines.

The Company's gross profit for the three months ended September 30, 2017 rose to $155.4 million, up from $123.0 million for the three months ended October 1, 2016, mainly reflecting the increase in sales. The Company experienced a 45.0% gross margin rate for the three months ended September 30, 2017, compared to 41.5% in the comparable year-ago period.

The Company's selling, general and administrative (SG&A) expenses increased by $6.1 million for the three months ended September 30, 2017 compared to the year-ago quarter, mainly reflecting an increase in higher compensation costs of $1.9 million and impairment charges related to certain acquired intangible assets of $3.9 million.

As a result of the aforementioned factors, the Company reported net income of $40.9 million, or $0.28 per diluted share, for the quarter ended September 30, 2017, compared to net income of $21.9 million, or $0.15 per diluted share, a year ago.

On April 24, 2017, the Company acquired the microelectronic water and chemical filtration product line of W.L. Gore & Associates, Inc. for $20.0 million in cash as described in Note 2 to the condensed consolidated financial statements. The acquisition of these products complements our portfolio of advanced liquid filtration solutions. It also reflects our strategy to grow our served markets through the deployment of capital for strategic accretive acquisitions that augment our internal development initiatives.

On October 18, 2017, the Company's Board of Directors declared an initial quarterly cash dividend of $0.07 per share to be paid on November 22, 2017 to shareholders of record on the close of business on November 1, 2017. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

During the nine-month period ended September 30, 2017, the Company’s operating activities provided cash flow of $207.6 million, while cash used for capital expenditures was $67.9 million and cash used for the payment of long-term debt was $75.0 million. Cash and cash equivalents were $435.2 million at September 30, 2017, compared with cash and cash equivalents of $406.4 million at December 31, 2016. The Company had outstanding long-term debt of $511.5 million at September 30, 2017, compared to $584.7 million at December 31, 2016.

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
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended October 1, 2016 and Three Months Ended July 1, 2017
The following table compares operating results for the three and nine months ended September 30, 2017 with results for the three and nine months ended October 1, 2016 and the three months ended July 1, 2017, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Nine months ended
(Dollars in thousands)	September 30, 2017		October 1, 2016		July 1, 2017		September 30, 2017		October 1, 2016
Net sales	$345,591	100.0%	$296,692	100.0%	$329,002	100.0%	$991,970	100.0%	$866,768	100.0%
Cost of sales	190,184	55.0	173,712	58.5	178,699	54.3	546,664	55.1	489,877	56.5
Gross profit	155,407	45.0	122,980	41.5	150,303	45.7	445,306	44.9	376,891	43.5
Selling, general and administrative expenses	57,699	16.7	51,614	17.4	52,985	16.1	161,176	16.2	153,167	17.7
Engineering, research and development expenses	26,002	7.5	25,720	8.7	27,221	8.3	80,462	8.1	79,768	9.2
Amortization of intangible assets	11,051	3.2	10,974	3.7	11,007	3.3	33,003	3.3	33,325	3.8
Operating income	60,655	17.6	34,672	11.7	59,090	18.0	170,665	17.2	110,631	12.8
Interest expense	7,749	2.2	9,468	3.2	8,196	2.5	24,418	2.5	27,778	3.2
Interest income	(150)	—	(123)	—	(93)	—	(323)	—	(233)	—
Other expense (income), net	2,906	0.8	(565)	(0.2)	(46)	—	3,762	0.4	(2,294)	(0.3)
Income before income taxes	50,150	14.5	25,892	8.7	51,033	15.5	142,808	14.4	85,380	9.9
Income tax expense	9,248	2.7	3,945	1.3	11,042	3.4	29,401	3.0	14,331	1.7
Net income	$40,902	11.8%	$21,947	7.4%	$39,991	12.2%	$113,407	11.4%	$71,049	8.2%

Net sales For the three months ended September 30, 2017, net sales increased by 16% to $345.6 million, compared to $296.7 million for the three months ended October 1, 2016. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended October 1, 2016	$296,692
Growth associated with volume and pricing	51,055
Increase associated with liquid filtration product line acquisition	722
Decrease associated with effect of foreign currency translation	(2,878)
Net sales in the quarter ended September 30, 2017	$345,591

The sales increase was due to strong across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. As described below, each of the Company's segments experienced improved sales. Sales of the acquired liquid filtration product line, described in note 2 to the Company's condensed consolidated financial statements, contributed revenue of $0.7 million for the quarter. Unfavorable foreign currency translation effects were $2.9 million for the quarter, mainly due to the weakening of the Japanese yen relative to the U.S. dollar. Exclusive of these factors, the Company's sales increased 17%.

On a geographic basis, in the third quarter of 2017, total sales to Asia (excluding Japan) were 57%, to North America were 22%, to Japan were 13% and to Europe were 8%, compared to prior year third quarter sales to Asia (excluding Japan) of 57%, to North

America of 20%, to Japan of 14% and to Europe of 9%. Sales increased by 15%, 27%, 8% and 14% in Asia (excluding Japan), North America, Japan, and Europe respectively, in the third quarter of 2017 compared to the prior year's third quarter.

Net sales for the nine months ended September 30, 2017 were $992.0 million, up 14% from $866.8 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is present in the following table:

(In thousands)
Net sales in the nine months ended October 1, 2016	$866,768
Growth associated with volume and pricing	125,164
Increase associated with liquid filtration product line acquisition	2,196
Decrease associated with effect of foreign currency translation	(2,158)
Net sales in the nine months ended September 30, 2017	$991,970

The sales increase was due to strong across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. As described below, each of the Company's segments experienced improved sales. Sales of the acquired liquid filtration product line contributed $2.2 million of revenue for the nine months ended September 30, 2017. Unfavorable foreign currency translation effects were $2.2 million for the nine months, mainly due to the weakening of the Japanese yen and the Korean Won relative to the U.S. dollar. Exclusive of these factors, the Company's sales increased 14%.

Sales were up 5% on a sequential basis over the second quarter of 2017, including a $1.2 million favorable foreign currency translation effect. The increase in revenue resulted from modest improvements across the Company's product lines.

Gross profit Due mainly to the sales increase, the Company's gross profit rose 26% for the three months ended September 30, 2017 to $155.4 million, compared to $123.0 million for the three months ended October 1, 2016. The Company experienced a 45.0% gross margin rate for the three months ended September 30, 2017, compared to 41.5% in the comparable year-ago period. The gross profit and gross margin improvements reflect the improved factory utilization associated with strong sales levels, a slightly favorable sales mix and the absence of the qualification and start-up costs incurred at the Company's i2M center in the third quarter a year ago. These factors were partly offset by modest price erosion for certain products in response to normal competitive pressures. In addition, the gross profit and gross margin figures for the three months ended September 30, 2017 include impairment charges of $3.4 million related to certain equipment related impairment charges.

For the nine months ended September 30, 2017, the Company's gross profit rose 18% to $445.3 million, compared to $376.9 million for the nine months ended October 1, 2016. The Company experienced a 44.9% gross margin rate for the nine months ended September 30, 2017, compared to 43.5% in the comparable year-ago period. Similar to the quarter-over-quarter comparison, the gross profit and gross margin improvements on a year-to-date basis reflect the improved factory utilization associated with strong sales levels and the absence of the qualification and start-up costs incurred at the Company's i2M center in the first nine months of 2016. These factors were also partly offset by the price erosion noted in the preceding paragraph. In addition, the gross profit and gross margin figures for the nine months ended September 30, 2017 include impairment charges of $5.3 million related to certain equipment-related impairment charges.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $57.7 million for the three months ended September 30, 2017, up $6.1 million, or 12%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended October 1, 2016	$51,614
Employee costs	1,878
Impairment charge related to acquired intangible assets	3,866
Other increases, net	341
Selling, general and administrative expenses in the quarter ended September 30, 2017	$57,699

SG&A expenses were $161.2 million for the first nine months of 2017, up 5%, compared to SG&A expenses of $153.2 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the nine months ended October 1, 2016	$153,167
Employee costs	4,639
Impairment charge related to acquired intangible assets	3,866
Other decreases, net	(496)
Selling, general and administrative expenses in the nine months ended September 30, 2017	$161,176

Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $26.0 million in the three months ended September 30, 2017, compared to $25.7 million in the year-ago period, a $0.3 million increase. The increase for the quarter was mainly due to higher employee costs and an equipment impairment charge of $0.9 million, offset partially by lower project costs.

ER&D expenses increased nominally to $80.5 million in the first nine months of 2017, compared to $79.8 million in the year ago period, primarily due to higher employee costs, offset partially by lower project costs.
Interest expense Interest expense includes interest associated with debt outstanding issued to help fund the 2014 acquisition of ATMI, Inc. and the amortization of debt issuance costs associated with such borrowings. Interest expense was $7.7 million in the three months ended September 30, 2017, compared to $9.5 million in the three-month period ended October 1, 2016. The decrease reflects lower average outstanding borrowings due to the Company's payments on its senior secured term loan.
Interest expense was $24.4 million in the nine-month period ended September 30, 2017, compared to $27.8 million in the nine-month period ended October 1, 2016, also reflecting lower average outstanding borrowings under its senior secured term loan.
Other expense (income), net Other expense, net was $2.9 million in the three months ended September 30, 2017 and consisted mainly of an impairment charge of $2.8 million. Other expense, net was $3.8 million in the nine months ended September 30, 2017 and consisted mainly of foreign currency transaction losses and the aforementioned impairment charge of $2.8 million.
Other income, net was $0.6 million and $2.3 million in the three and nine months ended October 1, 2016, respectively, and consisted mainly of foreign currency transaction gains.

Income tax expense The Company recorded income tax expense of $9.2 million and $29.4 million in the three and nine months ended September 30, 2017, compared to income tax expense of $3.9 million and $14.3 million in the three and nine months ended October 1, 2016. The Company’s year-to-date effective tax rate was 20.6% in 2017, compared to 16.8% in 2016. The tax rate in both years reflect the benefit of foreign source income being taxed at lower rates than the U.S. statutory rate. Year-to-date income tax expense in 2017 includes a discrete benefit of $3.4 million recorded in connection with share-based compensation. Upon the adoption of ASU No. 2016-09 (see Note 1 to the condensed consolidated financial statements), excess tax benefits are recorded in the statement of operations as they occur. Also included in income tax expense in 2017 is a discrete charge of $3.6 million to correct an error related to the tax effects of intercompany sales and the related intercompany profit. Year-to-date income tax expense in 2016 included a discrete benefit of $1.1 million recorded in the second quarter of 2016 related to the consolidation of certain of the Company's Taiwan entities.

Net income Reflecting the factors noted above, the Company recorded net income of $40.9 million, or $0.28 per diluted share, in the three-month period ended September 30, 2017, compared to net income of $21.9 million, or $0.15 per diluted share, in the three-month period ended October 1, 2016. In the nine-month period ended September 30, 2017, the Company recorded net income of $113.4 million, or $0.79 per diluted share, compared to net income of $71.0 million, or $0.50 per diluted share, in the nine-month period ended October 1, 2016.

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

Adjusted Operating Income increased 50% to $81.1 million in the three-month period ended September 30, 2017, compared to $53.9 million in the three-month period ended October 1, 2016. Adjusted Operating Income, as a percent of net sales, increased to 23.5% from 18.2% in the year-ago period. Adjusted Operating Income increased 42% to $216.8 million in the nine-month period ended September 30, 2017, compared to $152.2 million in the nine-month period ended October 1, 2016. In the nine-month period ended September 30, 2017, Adjusted Operating Income, as a percent of net sales, increased to 21.9% from 17.6% in the year-ago period.

Adjusted EBITDA increased 42% to $95.9 million in the three-month period ended September 30, 2017, compared to $67.7 million in the three-month period ended October 1, 2016. Adjusted EBITDA, as a percent of net sales, increased to 27.7% from 22.8% in the year-ago period. Adjusted EBITDA increased 34% to $259.9 million in the nine-month period ended September 30, 2017, compared to $193.5 million in the nine-month period ended October 1, 2016. In the nine-month period ended September 30, 2017, Adjusted EBITDA, as a percent of net sales, increased to 26.2% from 22.3% in the year-ago period.

Non-GAAP Earnings Per Share increased 67% to $0.40 in the three-month period ended September 30, 2017, compared to $0.24 in the three-month period ended October 1, 2016. Non-GAAP Earnings Per Share increased 48% to $1.02 in the nine-month period ended September 30, 2017, compared to $0.69 in the nine-month period ended October 1, 2016.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See Note 7 to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three reportable segments for the three months ended September 30, 2017, October 1, 2016 and July 1, 2017 and nine months ended September 30, 2017 and October 1, 2016.

	Three months ended			Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	July 1, 2017	September 30, 2017	October 1, 2016
Specialty Chemicals and Engineered Materials
Net sales	$124,522	$104,494	$121,174	$360,131	$317,383
Segment profit	34,647	18,811	34,174	96,961	70,141
Microcontamination Control
Net sales	116,113	94,738	104,407	320,575	263,941
Segment profit	43,984	31,617	36,484	116,049	78,323
Advanced Materials Handling
Net sales	104,956	97,460	103,421	311,264	285,444
Segment profit	16,882	15,378	19,573	54,731	56,808
Specialty Chemicals and Engineered Materials (SCEM)
For the third quarter of 2017, SCEM net sales increased to $124.5 million, compared to $104.5 million in the comparable period last year. The sales increase was due to improved sales of specialty gases and glass forming materials products. SCEM reported a segment profit of $34.6 million in the third quarter of 2017, up 84% from $18.8 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by a 4% increase in operating expenses.

For the nine months ended September 30, 2017, SCEM net sales increased to $360.1 million, compared to $317.4 million in the comparable period last year. Similar to the period described above, this increase also reflects improved sales of specialty gases and specialty materials products. SCEM reported a segment profit of $97.0 million in the nine months ended September 30, 2017, up 38% from $70.1 million in the year-ago period period also due to higher sales levels. Operating expenses were flat compared to the year-ago period.

Microcontamination Control (MC)
For the third quarter of 2017, MC net sales increased to $116.1 million, compared to $94.7 million in the comparable period last year. The sales increase was due to strength in liquid chemistry filters for wet, etch and clean and photolithography applications, and gas filtration products. In addition, the liquid filtration product line acquisition described in Note 2 to the condensed consolidated financial statements contributed sales of $0.7 million. MC reported a segment profit of $44.0 million in the third quarter of 2017, up 39% from $31.6 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, the absence of the qualification and start-up costs incurred at the Company's i2M center in the year-ago period and an 1% decrease in operating expenses compared to the year-ago period.

For the nine months ended September 30, 2017, MC net sales increased to $320.6 million, compared to $263.9 million in the comparable period last year. Similar to the period described above, this increase also reflects improved sales of wet, etch and clean, photolithography applications, and gas filtration products. In addition, the liquid filtration product line acquisition contributed sales of $2.2 million as noted above. MC reported a segment profit of $116.0 million in the nine months ended September 30, 2017, up 48% from $78.3 million in the year-ago period period. The segment profit improvement was primarily due to higher gross profit related to the increased sales and the absence of the qualification and start-up costs incurred at the Company's i2M center in the year-ago period. Operating expenses were flat compared to the year-ago period.
Advanced Materials Handling (AMH)
For the third quarter of 2017, AMH net sales increased to $105.0 million, compared to $97.5 million in the comparable period last year. The sales increase was due to improved sales of wafter shipping and wafer and reticle handling products. AMH reported a segment profit of $16.9 million in the third quarter of 2017, up 10% from $15.4 million in the year-ago period. The segment profit improvement was primarily due to increased sales, partially offset by impairment and severance charges of $5.2 million, the latter item accounting for most of the 13% increase in operating expenses.

For the nine months ended September 30, 2017, AMH net sales increased to $311.3 million, compared to $285.4 million in the comparable period last year. This increase reflects improved sales of fluid handling products, wafer and reticle handling products, and wafter shipping products, offset by a decrease in liquid packaging product sales. AMH reported a segment profit of $54.7 million in the nine months ended September 30, 2017, down 4% from $56.8 million in the year-ago period despite higher sales levels, due to an unfavorable sales mix, the effect of modest selling price erosion on legacy products, impairment and severance charges of $7.5 million, the latter item accounting for most of the 11% increase in operating expenses.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $23.8 million in the third quarter of 2017, compared to $20.2 million in the third quarter of 2016. The $3.6 million increase includes a $3.9 million impairment charge related to certain acquired intangible assets.

Unallocated general and administrative expenses for the nine months ended September 30, 2017 totaled $64.1 million, down from $61.3 million in the nine months ended October 1, 2016. The $2.8 million increase includes the $3.9 million impairment charge noted above.

Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $207.6 million in the nine months ended September 30, 2017. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $17.7 million, mainly reflecting increases in accounts receivable and inventories, offset by increases in other accrued liabilities.
Accounts receivable increased by $17.7 million during the nine months ended September 30, 2017, or $15.3 million after accounting for foreign currency translation, mainly reflecting the increase in sales, offset partly by an improvement in the Company’s days sales outstanding (DSO). The Company’s DSO was 48 days at September 30, 2017, compared to 49 days at the beginning of the year.
Inventories increased by $9.8 million during the nine months ended September 30, 2017, or $14.9 million after accounting for foreign currency translation and the provision for excess and obsolete inventory. The increase reflects higher amounts of all inventory categories due to the increased business activity associated with higher sales and bookings levels.
Accounts payable and accrued liabilities increased $10.3 million during the nine months ended September 30, 2017, or $7.6 million after accounting for foreign currency translation. A key component of the increase is higher accrued interest payable than at December 31, 2016.

Working capital at September 30, 2017 was $578.6 million, compared to $538.6 million as of December 31, 2016, and included $435.2 million in cash and cash equivalents, compared to cash and cash equivalents of $406.4 million as of December 31, 2016.

Investing activities Cash flows used in investing activities totaled $86.9 million in the nine-month period ended September 30, 2017.

Acquisition of property and equipment totaled $67.9 million, which primarily reflected investments in equipment and tooling.
As of September 30, 2017, the Company expects its full-year capital expenditures in 2017 to be approximately $90 million to $100 million. As of September 30, 2017, the Company had outstanding capital purchase obligations of $17.8 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.

On April 24, 2017, the Company acquired the microelectronic water and chemical filtration product line of W.L. Gore & Associates, Inc. The purchase price for the product line included cash consideration of $20.0 million, funded from the Company's existing cash on hand. The transaction is described in further detail in note 2 to the Company's condensed consolidated financial statements.
Financing activities Cash flows used in financing activities totaled $96.1 million during the nine-month period ended September 30, 2017. This primarily reflects the Company's payments of $75.0 million on its senior secured term loan described below. In addition, the Company repurchased shares of the Company’s common stock during the first nine months of 2017 at a total cost of $18.0 million under the stock repurchase program authorized by the Company’s Board of Directors. The Company received proceeds of $3.6 million in connection with common shares issued under the Company's stock plans, while expending $5.4 million for taxes related to the net share settlement of equity awards under those plans.

As of September 30, 2017, the Company had outstanding long-term debt, including the current portion thereof, of $511.5 million, related to debt issued by the Company, as discussed in more detail below.

At September 30, 2017, the Company had an outstanding $360 million aggregate principal amount of 6% senior unsecured notes due April 1, 2022.

On April 30, 2014, the Company entered into a term loan facility that provided senior secured financing of $460 million. Borrowings under the term loan facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company may voluntarily prepay outstanding loans under the term loan facility at any time.  During the first quarter of 2017, the Company and its lenders agreed to an amendment of the term loan agreement that decreases the applicable margin for the Company’s term loan from 2.75% to 2.25% per annum for LIBOR borrowings, with a LIBOR floor of 0.0%, and from 1.75% to 1.25% per annum for base rate borrowings, with a base rate floor of 1.00%. The principal amount outstanding under the term loan facility at September 30, 2017 was $158.9 million. Based on management's plans and intent, the Company reflects $100 million of the term loan as current maturities of long-term debt in its condensed consolidated balance sheet as of September 30, 2017.
The Company also has a senior secured asset-based revolving credit facility maturing April 30, 2019 that provides financing of $75 million, subject to a borrowing base.  The senior secured asset-based revolving credit facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. As of September 30, 2017, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the senior secured asset-based revolving credit facility.
Through September 30, 2017, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, senior secured term loan facility and senior secured asset-based revolving credit facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.7 million. There were no outstanding borrowings under these lines of credit at September 30, 2017.

On October 18, 2017, the Company's Board of Directors declared an initial quarterly cash dividend of $0.07 per share to be paid on November 22, 2017 to shareholders of record on the close of business on November 1, 2017. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.
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
At September 30, 2017, the Company’s shareholders’ equity was $1,018.4 million, up from $899.2 million at the beginning of the year. The increase mainly reflected net income of $113.4 million, an increase to additional paid-in capital of $11.5 million associated with the Company’s share-based compensation expense, proceeds of $3.6 million in connection with common shares issued under the Company's stock plans, and favorable foreign currency translation effects of $11.8 million, mainly associated with the weakening of the U.S. dollar versus the Korean won and Japanese yen. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $18.0 million and the payment of $5.4 million for taxes related to the net share settlement of equity awards under the Company’s stock plans.
As of September 30, 2017, the Company’s resources included cash and cash equivalents of $435.2 million, funds available under its senior secured asset-based revolving credit facility and international credit facilities, and cash flow generated from operations. As of September 30, 2017, the amount of cash and cash equivalents held by foreign subsidiaries was $323.0 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense (income), net, (5) severance, (6) impairment of equipment and intangibles, (7) amortization of intangible assets and (8) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) severance, (2) impairment of equipment and intangibles, (3) gain on sale of equity investment, (4) amortization of intangible assets and (5) the tax effect of those adjustments to net income and discrete items, stated on a per share basis.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$345,591	$296,692	$991,970	$866,768
Net income	$40,902	$21,947	$113,407	$71,049
Adjustments to net income
Income tax expense	9,248	3,945	29,401	14,331
Interest expense	7,749	9,468	24,418	27,778
Interest income	(150)	(123)	(323)	(233)
Other expense income), net	2,906	(565)	3,762	(2,294)
GAAP – Operating income	60,655	34,672	170,665	110,631
Severance	2,141	2,405	2,700	2,405
Impairment of equipment and intangibles [1]	7,230	5,826	10,400	5,826
Amortization of intangible assets	11,051	10,974	33,003	33,325
Adjusted operating income	81,077	53,877	216,768	152,187
Depreciation	14,785	13,795	43,173	41,320
Adjusted EBITDA	$95,862	$67,672	$259,941	$193,507

Adjusted operating income – as a % of net sales	23.5%	18.2%	21.9%	17.6%
Adjusted EBITDA – as a % of net sales	27.7%	22.8%	26.2%	22.3%

1Includes product line impairment charges of $3,364 and $5,826 classified as cost of sales for the three months ended September 30, 2017 and October 1, 2016, respectively. Includes product line impairment charges of $5,330 and $5,826 classified as cost of sales for the nine months ended September 30, 2017 and October 1, 2016, respectively.

Includes intangible impairment charge of $3,866 classified as selling general and administrative expense for both the three and nine months ended September 30, 2017.

Includes product line impairment charge of $320 classified as selling general and administrative expense for both the three and nine months ended September 30, 2017.

Includes product line impairment charge of $884 classified as engineering, research and development expense for the nine months ended September 30, 2017.
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$40,902	$21,947	$113,407	$71,049
Adjustments to net income
Severance	2,141	2,405	2,700	2,405
Impairment of equipment and intangibles[1]	10,030	5,826	13,200	5,826
Gain on sale of equity investment	—	—	—	(156)
Amortization of intangible assets	11,051	10,974	33,003	33,325
Tax effect of adjustments to net income and discrete tax items	(7,135)	(6,505)	(15,661)	(13,895)
Non-GAAP net income	$56,989	$34,647	$146,649	$98,554

Diluted earnings per common share	$0.28	$0.15	$0.79	$0.50
Effect of adjustments to net income	0.11	0.09	0.23	0.19
Diluted non-GAAP earnings per common share	$0.40	$0.24	$1.02	$0.69

1Includes product line impairment charges of $3,364 and $5,826 classified as cost of sales for the three months ended September 30, 2017 and October 1, 2016, respectively. Includes product line impairment charges of $5,330 and $5,826 classified as cost of sales for the nine months ended September 30, 2017 and October 1, 2016, respectively.

Includes intangible impairment charge of $3,866 classified as selling general and administrative expense for both the three and nine months ended September 30, 2017.

Includes product line impairment charge of $320 classified as selling general and administrative expense for the nine months ended September 30, 2017.

Includes product line impairment charge of $884 classified as engineering, research and development expense for the nine months ended September 30, 2017.

Includes product line impairment charge of $2,800 classified as other expense for both the three and nine months ended September 30, 2017.

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 30, 2017, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of September 30, 2017. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of September 30, 2017, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2017, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended September 30, 2017.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 - August 5, 2017	94,500	$24.89	94,500	$82,075,293
August 6 - September 2, 2017	150,000	$24.57	150,000	$78,390,572
September 3 - September 30, 2017	145,210	$27.29	145,210	$74,427,330
Total	389,710	$25.66	389,710	$74,427,330

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

ENTEGRIS, INC.

Date: October 26, 2017	/s/ Gregory B. Graves
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