Form 10-Q
period 2018-06-30
ENTEGRIS INC
filed 2018-07-26
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2018
Common Stock, $0.01 par value per share	141,631,382 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$257,106	$625,408
Trade accounts and notes receivable, net of allowance for doubtful accounts of $803 and $860	200,395	183,434
Inventories	265,358	198,089
Deferred tax charges and refundable income taxes	21,647	18,012
Other current assets	29,720	32,665
Total current assets	774,226	1,057,608
Property, plant and equipment, net of accumulated depreciation of $456,669 and $427,766	380,259	359,523
Other assets:
Goodwill	529,933	359,688
Intangible assets, net of accumulated amortization of $304,416 and $281,439	361,429	182,430
Deferred tax assets and other noncurrent tax assets	10,980	9,103
Other	9,281	7,820
Total assets	$2,066,108	$1,976,172
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$—	$100,000
Accounts payable	71,895	68,762
Accrued payroll and related benefits	56,831	64,860
Other accrued liabilities	56,828	34,514
Income taxes payable	18,708	22,835
Total current liabilities	204,262	290,971
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $8,627 and $9,470	650,223	574,380
Pension benefit obligations and other liabilities	30,977	32,130
Deferred tax liabilities and other noncurrent tax liabilities	127,741	85,673
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of June 30, 2018 and December 31, 2017: 141,691,182 and 141,282,539	1,417	1,413
Additional paid-in capital	861,357	867,699
Retained earnings	222,381	147,418
Accumulated other comprehensive loss	(32,250)	(23,512)
Total equity	1,052,905	993,018
Total liabilities and equity	$2,066,108	$1,976,172
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$383,059	$329,002	$750,258	$646,379
Cost of sales	200,681	178,699	391,883	356,480
Gross profit	182,378	150,303	358,375	289,899
Selling, general and administrative expenses	65,200	52,985	123,469	103,477
Engineering, research and development expenses	30,231	27,221	57,817	54,460
Amortization of intangible assets	12,014	11,007	23,683	21,952
Operating income	74,933	59,090	153,406	110,010
Interest expense	8,296	8,196	16,455	16,669
Interest income	(1,371)	(93)	(2,304)	(173)
Other expense (income), net	3,877	(46)	4,016	856
Income before income tax expense	64,131	51,033	135,239	92,658
Income tax expense	9,782	11,042	23,328	20,153
Net income	$54,349	$39,991	$111,911	$72,505

Basic net income per common share	$0.38	$0.28	$0.79	$0.51
Diluted net income per common share	$0.38	$0.28	$0.78	$0.51
Weighted shares outstanding:
Basic	141,701	141,696	141,641	141,599
Diluted	143,238	143,508	143,445	143,411
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$54,349	$39,991	$111,911	$72,505
Other comprehensive income, net of tax
Foreign currency translation adjustments	(12,626)	(4,039)	(8,791)	12,084
Pension liability adjustments	49	18	53	6
Other comprehensive (loss) income	(12,577)	(4,021)	(8,738)	12,090
Comprehensive income	$41,772	$35,970	$103,173	$84,595
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	June 30, 2018	July 1, 2017
Operating activities:
Net income	$111,911	$72,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,699	28,388
Amortization	23,683	21,952
Share-based compensation expense	8,557	7,909
Provision for deferred income taxes	(1,757)	3,207
Other	4,640	10,130
Changes in operating assets and liabilities:
Trade accounts and notes receivable	2,687	(3,032)
Inventories	(22,472)	(13,837)
Accounts payable and accrued liabilities	(14,966)	(13,313)
Other current assets	1,976	4,014
Income taxes payable and refundable income taxes	(7,515)	2,957
Other	(1,337)	(2,289)
Net cash provided by operating activities	137,106	118,591
Investing activities:
Acquisition of property, plant and equipment	(47,437)	(42,492)
Acquisition of businesses, net of cash acquired	(380,225)	(20,000)
Other	1,905	211
Net cash used in investing activities	(425,757)	(62,281)
Financing activities:
Payments of long-term debt	(27,000)	(50,000)
Payments for dividends	(19,802)	—
Issuance of common stock	3,027	2,905
Repurchase and retirement of common stock	(20,000)	(8,000)
Taxes paid related to net share settlement of equity awards	(14,413)	(5,239)
Other	1,504	(1,270)
Net cash used in financing activities	(76,684)	(61,604)
Effect of exchange rate changes on cash and cash equivalents	(2,967)	4,540
Decrease in cash and cash equivalents	(368,302)	(754)
Cash and cash equivalents at beginning of period	625,408	406,389
Cash and cash equivalents at end of period	$257,106	$405,635

Supplemental Cash Flow Information	Six months ended
(In thousands)	June 30, 2018	July 1, 2017
Non-cash transactions:
Equipment purchases in accounts payable	$8,090	$4,930
Capital lease obligations incurred	$—	$4,768
Schedule of interest and income taxes paid:
Interest paid	$9,159	$14,548
Income taxes paid, net of refunds received	$31,881	$14,605

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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of June 30, 2018 and December 31, 2017, and the results of operations and comprehensive income for the three and six months ended June 30, 2018 and July 1, 2017, and cash flows for the six months ended June 30, 2018 and July 1, 2017.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $622.8 million at June 30, 2018, compared to the carrying amount of long-term debt, including current maturities, of $650.2 million.

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

Based on an analysis of the financial statement line items affected in the quarter ended June 30, 2018 in the application of ASU No. 2014-09 as compared with previous reporting, the Company has determined that the quantitative changes to each financial statement line item are immaterial. As a result, for the quarter ended June 30, 2018, the Company is not disclosing the quantitative amount by which each financial statement line item is affected in the current reporting by the application of Topic 606 as compared with the guidance that was in effect before the change.

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

Nature of goods and services The following is a description of principal activities from which the Company generates its revenues. The Company has three reportable segments. For more detailed information about reportable segments, see note 9 to the condensed consolidated financial statements. For each of the three reportable segments, the recognition of revenue regarding the nature of goods and services provided by the segments are similar and described below. The Company recognizes revenue product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. For product sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognizes the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

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
3. ACQUISITIONS

SAES Pure Gas

On June 25, 2018, the Company acquired the SAES Pure Gas business (SPG), from SAES Getters S.p.A. for approximately $352.5 million in cash, or $341.2 million net of cash acquired, subject to revision for customary working capital adjustments, funded from the Company's existing cash on hand. The acquisition was accounted for under the acquisition method of accounting and the results of operations of SPG are included in the Company's condensed consolidated financial statements as of and since June 25, 2018. Direct costs of $4.8 million and $4.8 million associated with the acquisition of SPG, consisting mainly of professional and consulting fees, were expensed as incurred in the three and six months ended June 30, 2018, respectively. These costs are included in selling, general and administrative expense in the Company's condensed consolidated statements of operations.

SPG based in San Luis Obispo, California, is a leading provider of high-capacity gas purification systems used in semiconductor manufacturing and adjacent markets, and will report into the Microcontamination Control division of the Company. This acquisition will expand the gas purification solutions portfolio in our Microcontamination Control Division with high-capacity products suited for bulk chemical purification applications.

The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the SPG acquisition:

(In thousands):
Accounts receivable	$15,805
Inventory	46,073
Other current assets	424
Property, plant and equipment	7,345
Identifiable intangible assets	178,220
Other noncurrent assets	398
Current liabilities	(26,196)
Deferred tax liabilities	(42,110)
Other noncurrent liabilities	(1,006)
Net assets acquired	178,953
Goodwill	162,251
Total purchase price, net of cash acquired	$341,204

The fair value of acquired inventories of $46.1 million is provisional pending the Company's review of the calculations underlying the valuation for those assets and is valued at the estimated selling price less the cost of disposal and reasonable profit for the selling effort. The fair value write-up of acquired work-in-process and finished goods inventory was $10.2 million, the amount of which will be amortized over the expected turn of the acquired inventory. Accordingly, a $0.2 million and $0.2 million incremental cost of sales charge associated with the fair value write-up of inventory acquired in the acquisition of SPG was recorded for the three and six months ended June 30, 2018.

The fair value of acquired property, plant and equipment of $7.3 million is valued at its value-in-use and is provisional pending the Company's completion of its valuation of certain assets, and its final review thereof.

The fair value of the acquired intangible assets is $178.2 million and is provisional pending the Company’s review of the calculations underlying the valuation of those assets. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life of approximately 13.8 years and are being amortized on a straight-line basis. The intangible assets that comprise the amount include customer relationships of $148.2 million (15.0-year weighted average useful life), developed technology of $17.9 million (9.0-year weighted average useful life), trade names of $6.7 million (10.0-year weighted average useful life), and other intangible assets of $5.5 million (1.0-year weighted average useful life).

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

The purchase price of SPG exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $162.3 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.

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

Pro Forma Results (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition of SPG had occurred as of the beginning of the years presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Three months ended		Six months ended
(In thousands, except per share data) (Unaudited)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$405,404	$352,430	$803,955	$693,295
Net income	67,699	43,336	130,625	60,865
Per share amounts:
Net income per common share - basic	$0.48	$0.31	$0.92	$0.43
Net income per common share - diluted	0.47	0.30	0.91	0.42

The unaudited pro forma financial information above gives effect to the following:

a. The elimination of transactions between Entegris and SPG, which upon completion of the merger would be considered intercompany. This reflects the elimination of intercompany sales and associated intercompany accounts.
b. Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

The unaudited pro forma financial information above for the three and six months ended June 30, 2018 excludes the incremental charge of $0.2 million and $0.2 million reported in cost of sales for the sale of acquired inventory that was written-up to fair value, respectively.

The pro forma data does not include data for Particle Sizing Systems, LLC and Flex Concepts, Inc. for the period prior to their acquisitions due to the immaterial impact on the pro forma financial information for the six months ended June 30, 2018.
Particle Sizing Systems
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

The purchase price for PSS was cash consideration of $37.3 million, subject to revision for customary working capital adjustments, funded from the Company's existing cash on hand. Costs associated with the acquisition of the product line were not significant and were expensed as incurred.

The purchase price of PSS exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $8.8 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(In thousands):	Amount
Accounts receivable	$3,898
Inventory	1,827
Other current assets	23
Property, plant and equipment	103
Other noncurrent assets	3
Identifiable intangible assets	25,600
Accounts payables	(310)
Accrued expenses	(2,667)
Net assets acquired	28,477
Goodwill	8,820
Total purchase price	$37,297

As of June 30, 2018, the Company has not finalized its fair value determinations of the assets acquired and liabilities assumed. The preliminary valuation of the assets acquired and liabilities assumed was based on the information that was available as of the acquisition date, and the expectations and assumptions that have been deemed reasonable by the Company's management. The valuation of the acquired assets and liabilities assumed is currently being reviewed, with the expectation of completion in the third quarter.

Intangible assets, consisting mostly of technology-related intellectual property, generally will be amortized on a straight-line basis over an expected useful life currently estimated at approximately 9.4 years. In performing the valuation of intangible assets, the Company used independent appraisals, discounted cash flows and other factors, as the best evidence of fair value. The key underlying assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment required in these determinations. No assurance can be given that the underlying assumptions will occur as projected. The fair value measurement of the assets acquired and liabilities assumed were based on valuation involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

Flex Concepts

On June 26, 2018, the Company acquired Flex Concepts, Inc. (Flex), a technology company focused on single-use fluid handling bags, tubing manifolds and hardware for the life sciences industry. The purchase price of Flex was for cash consideration of $1.9 million. The transaction was accounted for under the acquisition method of accounting and the results of operations of Flex are included in the Company's consolidated financial statements since June 26, 2018. The acquisition does not constitute a material business combination.

As of June 30, 2018, the Company has not finalized its fair value determinations of the assets acquired and liabilities assumed. The preliminary valuation of the assets acquired and liabilities assumed was based on the information that was available as of the acquisition date, and the expectations and assumptions that have been deemed reasonable by the Company's management. The valuation of the acquired assets and liabilities assumed is currently being reviewed, with the expectation of completion in the third quarter.

4. INVENTORIES
Inventories consist of the following:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$87,086	$58,226
Work-in process	38,677	16,193
Finished goods	139,595	123,670
Total inventories	$265,358	$198,089

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Micro-contamination Control	Advanced Materials Handling	Total
December 31, 2017	$304,270	8,007	$47,411	$359,688
Addition due to acquisitions	—	162,251	10,381	172,632
Foreign currency translation	(2,387)	—	—	(2,387)
June 30, 2018	$301,883	$170,258	$57,792	$529,933

Identifiable intangible assets at June 30, 2018 and December 31, 2017 consist of the following:

June 30, 2018
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$246,610	$162,432	$84,178
Trademarks and trade names	25,655	14,059	11,596
Customer relationships	367,723	119,049	248,674
Other	25,857	8,876	16,981
	$665,845	$304,416	$361,429

December 31, 2017
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$206,224	$149,215	$57,009
Trademarks and trade names	16,807	13,712	3,095
Customer relationships	220,806	110,281	110,525
Other	20,032	8,231	11,801
	$463,869	$281,439	$182,430
Future amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated at June 30, 2018 to be the following:

Fiscal year ending December 31	(In thousands)
2018	$35,112
2019	57,590
2020	42,732
2021	36,042
2022	35,266
Thereafter	154,687
$361,429
6. INCOME TAX

Income tax expense differs from the expected amounts based on the statutory federal tax rates for the three and six months ended June 30, 2018 and July 1, 2017 as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Expected federal income tax expense at statutory rate	$13,467	$17,861	$28,400	$32,430
State income taxes before valuation allowance, net of federal tax effect	203	159	698	209
Effect of foreign source income	(4,142)	(7,273)	(2,346)	(10,645)
Tax contingencies	45	406	813	535
Valuation allowance	(188)	756	453	1,237
U.S. federal research credit	(674)	(549)	(1,574)	(1,148)
Equity compensation	(228)	(497)	(5,792)	(2,792)
Global intangible low tax income	835	—	1,949	—
Other items, net	464	179	727	327
Income tax expense	$9,782	$11,042	$23,328	$20,153

The Company’s year-to-date effective tax rate was 17.2% in 2018, compared to an effective tax rate of 21.7% during the same period in 2017. This variance reflects the benefit from the reduction in the corporate tax rate from 35% to 21% which was offset by the global intangible low tax income inclusion and various discrete items. The effective tax rate in 2017 reflects a greater concentration in the Company's geographic composition of income toward jurisdictions with lower tax rates.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") which makes broad and complex changes to the U.S. tax code. The Company calculated its best estimate of the impact of the Tax Cuts and Jobs Act in its 2017 year-end income tax provision in accordance with its understanding of the Tax Cuts and Jobs Act and guidance available as of the date of the filing. During the fourth quarter of fiscal 2017, the Company recorded a provisional net charge using reasonable estimates based on analysis and information available to date for the tax effects related to the remeasurement of deferred taxes, the deemed repatriation transition tax, accelerated depreciation, and the deductibility of certain executive compensation. This provisional net charge is subject to revisions as the Company completes its analysis of the Tax Cuts and Jobs Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard setting and regulatory bodies. Adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. As of June 30, 2018, the Company has not finalized its accounting for the tax effects of these items. The Company expects to complete its analysis of these provisional items when the necessary information becomes available to accurately analyze and compute in reasonable detail under ASC Topic 740. The Company estimates such analysis will be completed in the second half of 2018.
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
Global Intangible Low Taxed Income
The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to treat taxes due on GILTI inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company has elected to treat the GILTI inclusion as a current period expense. The Company recorded tax expense related to GILTI of $0.8 million and $1.9 million in the three and six months ended June 30, 2018, respectively.
7. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic—weighted common shares outstanding	141,701	141,696	141,641	141,599
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,537	1,812	1,804	1,812
Diluted—weighted common shares and common shares equivalent outstanding	143,238	143,508	143,445	143,411
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 30, 2018 and July 1, 2017:

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Shares excluded from calculations of diluted EPS	298	338	231	269
8. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	June 30, 2018				December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other current assets
Foreign currency contracts(a)	$—	$631	$—	$631	$—	$36	$—	$36
Total assets measured and recorded at fair value	$—	$631	$—	$631	$—	$36	$—	$36

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the June 30, 2018 and December 31, 2017 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	June 30, 2018			December 31, 2017
(In thousands)	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet
Foreign currency contracts	$631	$—	$631	$36	$—	$36

Gain (losses) associated with derivatives are recorded in other expense, net, in the condensed consolidated statements of operations. Gain (losses) associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (losses) on foreign currency contracts	$631	$183	$(1,283)	$(2,114)
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
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales
SCEM	$134,336	$121,174	$265,079	$235,609
MC	124,681	104,407	243,318	204,462
AMH	124,042	103,421	241,861	206,308
Total net sales	$383,059	$329,002	$750,258	$646,379

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment profit
SCEM	$37,316	$29,060	$68,878	$52,188
MC	39,054	31,796	81,045	62,783
AMH	23,114	15,169	46,256	29,129
Total segment profit	$99,484	$76,025	$196,179	$144,100
The following table reconciles total segment profit to income before income taxes:

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Total segment profit	$99,484	$76,025	$196,179	$144,100
Less:
Amortization of intangible assets	12,014	11,007	23,683	21,952
Unallocated general and administrative expenses	12,537	5,928	19,090	12,138
Operating income	74,933	59,090	153,406	110,010
Interest expense	8,296	8,196	16,455	16,669
Interest income	(1,371)	(93)	(2,304)	(173)
Other expense (income), net	3,877	(46)	4,016	856
Income before income tax expense	$64,131	$51,033	$135,239	$92,658
In the following tables, revenue is disaggregated by country or region for the three and six months ended June 30, 2018 and July 1, 2017.

(In thousands)	Three months ended June 30, 2018				Six months ended June 30, 2018
	SCEM	MC	AMH	Total	SCEM	MC	AMH	Total
Taiwan	$26,575	$23,572	$17,280	$67,427	$54,217	$46,104	$32,197	$132,518
United States	34,128	20,272	29,466	83,866	66,529	41,047	62,555	170,131
South Korea	20,791	19,982	23,961	64,734	41,118	39,805	46,549	127,472
Japan	14,060	28,545	12,079	54,684	28,566	54,537	23,111	106,214
China	16,726	15,753	14,319	46,798	31,706	29,057	26,530	87,293
Europe	7,970	10,406	17,553	35,929	15,766	20,090	32,960	68,816
Southeast Asia	14,086	6,151	9,384	29,621	27,177	12,678	17,959	57,814
	$134,336	$124,681	$124,042	$383,059	$265,079	$243,318	$241,861	$750,258

(In thousands)	Three months ended July 1, 2017				Six months ended July 1, 2017
	SCEM	MC	AMH	Total	SCEM	MC	AMH	Total
Taiwan	$28,018	$28,912	$19,446	$76,376	$55,465	$61,106	$37,937	$154,508
United States	28,766	17,216	24,965	70,947	57,384	32,486	46,866	136,736
South Korea	18,507	15,043	18,448	51,998	36,288	28,387	34,646	99,321
Japan	10,602	21,132	8,958	40,692	18,594	39,264	18,278	76,136
China	17,735	9,786	6,983	34,504	31,154	17,955	14,580	63,689
Europe	7,316	6,391	15,075	28,782	15,328	13,764	30,637	59,729
Southeast Asia	10,230	5,927	9,546	25,703	21,396	11,500	23,364	56,260
	$121,174	$104,407	$103,421	$329,002	$235,609	$204,462	$206,308	$646,379

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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2018 end March 31, 2018, June 30, 2018, September 29, 2018 and December 31, 2018. Unaudited information for the three and six months ended June 30, 2018 and July 1, 2017 and the financial position as of June 30, 2018 and December 31, 2017 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results

For the three months ended June 30, 2018, net sales increased 16% to $383.1 million, compared to $329.0 million for the three months ended July 1, 2017. The sales increase was due to strong across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. Included in the quarterly sales increase were sales from acquired businesses of $4.9 million and favorable foreign currency translation effects of $3.4 million. Exclusive of those factors, the Company's sales increased 14%.

Sales were up 4% on a sequential basis over the first quarter of 2018, including sales from acquisitions of $1.0 million and unfavorable foreign currency translation effects of $0.5 million. The increase in revenue resulted from modest improvements across the Company's product lines.

Reflecting the net sales increase, the Company's gross profit for the three months ended June 30, 2018 rose to $182.4 million, up from $150.3 million for the three months ended July 1, 2017. The Company experienced a 47.6% gross margin rate for the three months ended June 30, 2018, compared to 45.7% in the comparable year-ago period. The gross margin improvement reflects the improved factory utilization associated with strong sales levels.

The Company's selling, general and administrative (SG&A) expenses increased by $12.2 million for the three months ended June 30, 2018 compared to the year-ago quarter, mainly due to higher compensation costs, professional fees and deal and transaction costs associated with the acquisition of the SAES Pure Gas business (SPG).

As a result of the aforementioned factors, the Company reported net income of $54.3 million, or $0.38 per diluted share, for the quarter ended June 30, 2018, compared to net income of $40.0 million, or $0.28 per diluted share, a year ago.
On January 22, 2018, the Company acquired Particle Sizing Systems, LLC (PSS), which provides particle sizing instrumentation for liquid applications to the semiconductor and life science industries. The total purchase price of the acquisition was approximately $37.3 million in cash, subject to revision for customary working capital adjustments. The acquisition of PSS does not constitute a material business combination.

On June 25, 2018, the Company acquired SPG, a leading provider of high-capacity gas purification systems used in semiconductor manufacturing and adjacent markets. The total purchase price of the acquisition was approximately $352.5 million in cash, or $341.2 million net of cash acquired, subject to revision for customer working capital adjustments. The acquisition of SPG does constitute a material business combination.
Cash and cash equivalents were $257.1 million at June 30, 2018, compared with cash and cash equivalents of $625.4 million at December 31, 2017. The Company had outstanding debt of $650.2 million at June 30, 2018, compared to $674.4 million at December 31, 2017.

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
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended July 1, 2017 and Three Months Ended March 31, 2018
The following table compares operating results for the three and six months ended June 30, 2018 with results for the three and six months ended July 1, 2017 and the three months ended March 31, 2018, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Six months ended
(Dollars in thousands)	June 30, 2018		July 1, 2017		March 31, 2018		June 30, 2018		July 1, 2017
Net sales	$383,059	100.0%	$329,002	100.0%	$367,199	100.0%	$750,258	100.0%	$646,379	100.0%
Cost of sales	200,681	52.4	178,699	54.3	191,202	52.1	391,883	52.2	356,480	55.2
Gross profit	182,378	47.6	150,303	45.7	175,997	47.9	358,375	47.8	289,899	44.8
Selling, general and administrative expenses	65,200	17.0	52,985	16.1	58,269	15.9	123,469	16.5	103,477	16.0
Engineering, research and development expenses	30,231	7.9	27,221	8.3	27,586	7.5	57,817	7.7	54,460	8.4
Amortization of intangible assets	12,014	3.1	11,007	3.3	11,669	3.2	23,683	3.2	21,952	3.4
Operating income	74,933	19.6	59,090	18.0	78,473	21.4	153,406	20.4	110,010	17.0
Interest expense	8,296	2.2	8,196	2.5	8,159	2.2	16,455	2.2	16,669	2.6
Interest income	(1,371)	(0.4)	(93)	—	(933)	(0.3)	(2,304)	(0.3)	(173)	—
Other expense, net	3,877	1.0	(46)	—	139	—	4,016	0.5	856	0.1
Income before income taxes	64,131	16.7	51,033	15.5	71,108	19.4	135,239	18.0	92,658	14.3
Income tax expense	9,782	2.6	11,042	3.4	13,546	3.7	23,328	3.1	20,153	3.1
Net income	$54,349	14.2%	$39,991	12.2%	$57,562	15.7%	$111,911	14.9%	$72,505	11.2%

Net sales For the three months ended June 30, 2018, net sales increased by 16% to $383.1 million, compared to $329.0 million for the three months ended July 1, 2017. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended July 1, 2017	$329,002
Growth associated with volume and pricing	45,753
Increase associated with effect of foreign currency translation	3,368
Increase associated with acquired businesses	4,936
Net sales in the quarter ended June 30, 2018	$383,059

The sales increase was due to strong across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. As described below, each of the Company's segments experienced improved sales. Exclusive of sales associated with acquisitions of $4.9 million and favorable foreign currency translation effects of $3.4 million, mainly due to the strengthening of the Japanese yen and the Korean Won relative to the U.S. dollar, the Company's sales increased 14% for the quarter.

On a geographic basis, in the second quarter of 2018, total sales to Taiwan were 18%, to North America were 22%, to South Korea were 17%, to Japan were 14%, to China were 12%, to Europe were 9% and to Southeast Asia were 8% compared to prior year second quarter sales to Taiwan of 23%, to North America of 22%, to South Korea were 16%, to Japan of 12%, to China were 10% , to Europe of 9% and to Southeast Asia were 8%. Sales increased by 18%, 24%, 34%, 36%, 25% and 15% in North America, South Korea, Japan, China, Europe and Southeast Asia, respectively, and sales decreased by 12% in Taiwan, in the second quarter of 2018 compared to the prior year's second quarter.

Sales were up 4% on a sequential basis over the first quarter of 2018, including sales associated with acquisitions of $1.0 million and unfavorable foreign currency translation effects of $0.5 million. The increase in revenue resulted from modest improvements across the Company's product lines.

Net sales for the six months ended June 30, 2018 were $750.3 million, up 16% from $646.4 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is present in the following table:

(In thousands)
Net sales in the six months ended July 1, 2017	$646,379
Growth associated with volume and pricing	84,296
Increase associated with effect of foreign currency translation	9,893
Increase associated with acquired businesses	9,690
Net sales in the six months ended June 30, 2018	$750,258

Gross profit Due mainly to the sales increase, the Company's gross profit rose 21% for the three months ended June 30, 2018 to $182.4 million, compared to $150.3 million for the three months ended July 1, 2017. The Company experienced a 47.6% gross margin rate for the three months ended June 30, 2018, compared to 45.7% in the comparable year-ago period. The gross margin improvement reflects the improved factory utilization associated with strong sales levels. These factors were partly offset by price erosion for certain products in response to normal competitive pressures. In addition, the gross profit and gross margin figures for the three months ended July 1, 2017 include impairment charges of $2.0 million related to certain 450 mm-related equipment.

For the six months ended June 30, 2018, the Company's gross profit rose 24% to $358.4 million, compared to $289.9 million for the six months ended July 1, 2017. The Company experienced a 47.8% gross margin rate for the six months ended June 30, 2018, compared to 44.8% in the comparable year-ago period. The gross profit and gross margin figures for the six months ended July 1, 2017 include impairment charges of $2.0 million related to certain 450 mm-related equipment.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $65.2 million for the three months ended June 30, 2018, up $12.2 million, or 23%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended July 1, 2017	$52,985
Deal costs	5,121
Integration costs	1,197
Employee costs	3,809
Other increases, net	2,088
Selling, general and administrative expenses in the quarter ended June 30, 2018	$65,200

SG&A expenses were $123.5 million for the first six months of 2018, up 19%, compared to SG&A expenses of $103.5 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the six months ended July 1, 2017	$103,477
Deal costs	5,121
Integration costs	1,197
Professional fees	1,625
Employee costs	8,115
Other increases, net	3,934
Selling, general and administrative expenses in the six months ended June 30, 2018	$123,469

Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies. ER&D expenses were $30.2 million in the three months ended June 30, 2018 compared to $27.2 million in the year-ago period. The increase for the quarter was mainly due to higher employee and project costs.

ER&D expenses increased 6% to $57.8 million in the first six months of 2018, compared to $54.5 million in the year ago period, primarily due to higher employee and project costs.

Amortization expenses Amortization of intangible assets was $12.0 million in the three months ended June 30, 2018 compared to $11.0 million for the three months ended July 1, 2017. The increase reflects the additional amortization expense associated with the liquid filtration product line acquisition completed in the second quarter of 2017, the PSS acquisition completed in the first quarter of 2018 and the SPG acquisition completed in the second quarter of 2018.

Amortization of intangible assets was $23.7 million in the first six months ended June 30, 2018 compared to $22.0 million for the first six months ended July 1, 2017. The increase reflects the additional amortization expense associated with the liquid filtration product line acquisition completed in the second quarter of 2017 and the PSS acquisition completed in the first quarter of 2018 and the SPG acquisition completed in the second quarter of 2018.

Interest income Interest income was $1.4 million and $2.3 million in the three and six months ended June 30, 2018, respectively compared to $0.1 million and $0.2 million in the three and six months ended July 1, 2017, respectively. The increase in interest income for both the three and six months ended June 30, 2018 compared to comparable previous years periods was due to higher average U.S. cash levels earning a higher interest rate.

Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $8.3 million in the three months ended June 30, 2018, compared to $8.2 million in the three months ended July 1, 2017. The increase reflects higher average debt levels.
Interest expense was $16.5 million in the six months ended June 30, 2018, compared to $16.7 million in the six months ended July 1, 2017. The decrease reflects lower interest rates on outstanding borrowings offset in part by higher average debt levels.
Other expense (income), net Other expense, net was $3.9 million in the three months ended June 30, 2018 and consisted mainly of foreign currency transaction losses of $3.0 million and penalty charges of $0.9 million. Other expense, net was $4.0 million in the six months ended June 30, 2018 and consisted mainly of foreign currency transaction losses of $2.9 million and penalty charges of $0.9 million.
Other income, net was $46 thousand in the three months ended July 1, 2017. Other expense, net was $0.9 million in the six months ended July 1, 2017 and consisted mainly of foreign currency transaction losses.

Income tax expense The Company recorded income tax expense of $9.8 million and $23.3 million in the three and six months ended June 30, 2018, compared to income tax expense of $11.0 million and $20.2 million in the three and six months ended July 1, 2017. The Company’s year-to-date effective tax rate was 17.2% in 2018, compared to 21.7% during the same period in 2017. As a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act"), the tax rate in 2018 reflects the reduction of the corporate tax rate from 35% to 21% and the global intangible low taxed income inclusion. The tax rate in 2017 reflects the benefit of foreign source income being taxed at lower rates than the U.S. statutory rate. Year-to-date income tax expense in 2018 and 2017 includes discrete benefits of $6.1 million and $3.2 million, respectively, recorded in connection with share-based compensation. The tax rate in 2018 also includes a discrete charges of $2.6 million related to Korean share repurchase. Also included in income tax expense in 2017 was a discrete charge of $3.6 million to correct an error related to the tax effects of intercompany sales and the related intercompany profit.

Net income Due to the factors noted above, the Company recorded net income of $54.3 million, or $0.38 per diluted share, in the three-month period ended June 30, 2018, compared to net income of $40.0 million, or $0.28 per diluted share, in the three-month period ended July 1, 2017. In the six-month period ended June 30, 2018, the Company recorded net income of $111.9 million, or $0.78 per diluted share, compared to net income of $72.5 million, or $0.51 per diluted share, in the six-month period ended July 1, 2017.

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

Adjusted EBITDA increased 24% to $109.3 million in the three-month period ended June 30, 2018, compared to $88.2 million in the three-month period ended July 1, 2017. Adjusted EBITDA, as a percent of net sales, increased to 28.5% from 26.8% in the year-ago period. These results generally reflect the same factors underlying the Company's GAAP results as described above. Adjusted EBITDA increased 31% to $215.3 million in the six-month period ended June 30, 2018, compared to $164.1 million in the six-month period ended July 1, 2017. In the six-month period ended June 30, 2018, Adjusted EBITDA, as a percent of net sales, increased to 28.7% from 25.4% in the year-ago period.

Adjusted Operating Income increased 27% to $93.5 million in the three-month period ended June 30, 2018, compared to $73.8 million in the three-month period ended July 1, 2017. Adjusted Operating Income, as a percent of net sales, increased to 24.4% from 22.4% in the year-ago period. Non-GAAP Earnings Per Share increased 44% to $0.49 in the three-month period ended June 30, 2018, compared to $0.34 in the three-month period ended July 1, 2017. Adjusted Operating Income increased 35% to $183.6 million in the six-month period ended June 30, 2018, compared to $135.7 million in the six-month period ended July 1, 2017. In the six-month period ended June 30, 2018, Adjusted Operating Income, as a percent of net sales, increased to 24.5% from 21.0% in the year-ago period. Non-GAAP Earnings Per Share increased 52% to $0.96 in the six-month period ended June 30, 2018, compared to $0.63 in the six-month period ended July 1, 2017.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See note 9 to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three reportable segments for the three months ended June 30, 2018, July 1, 2017 and March 31, 2018 and six months ended June 30, 2018 and July 1, 2017.

	Three months ended			Six months ended
(In thousands)	June 30, 2018	July 1, 2017	March 31, 2018	June 30, 2018	July 1, 2017
Specialty Chemicals and Engineered Materials
Net sales	$134,336	$121,174	$130,743	$265,079	$235,609
Segment profit	37,316	29,060	31,562	68,878	52,188
Microcontamination Control
Net sales	124,681	104,407	118,637	243,318	204,462
Segment profit	39,054	31,796	41,991	81,045	62,783
Advanced Materials Handling
Net sales	124,042	103,421	117,819	241,861	206,308
Segment profit	23,114	15,169	23,142	46,256	29,129

Specialty Chemicals and Engineered Materials (SCEM)
For the second quarter of 2018, SCEM net sales increased to $134.3 million, compared to $121.2 million in the comparable period last year. The sales increase was due to improved sales of specialty materials, specialty gas products, and surface preparation and integration products. SCEM reported a segment profit of $37.3 million in the second quarter of 2018, up 28% from $29.1 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset with a 10% increase in operating expenses.

For the six months ended June 30, 2018, SCEM net sales increased to $265.1 million, compared to $235.6 million in the comparable period last year. This increase also reflects improved sales of specialty materials, specialty gas products, and surface preparation and integration products. SCEM reported a segment profit of $68.9 million in the six months ended June 30, 2018, up 32% from $52.2 million in the year-ago period also due to higher sales levels, along with a 9% increase in operating expenses.

Microcontamination Control (MC)
For the second quarter of 2018, MC net sales increased to $124.7 million, compared to $104.4 million in the comparable period last year. The sales increase was due to strength in liquid chemistry filters for wet, etch, and clean, gas microcontamination and bulk photo applications. The acquisition of SPG in the second quarter of 2018 contributed $1.0 million of sales. MC reported a segment profit of $39.1 million in the second quarter of 2018, up 23% from $31.8 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by a 15% increase in operating expenses.

For the six months ended June 30, 2018, MC net sales increased to $243.3 million, compared to $204.5 million in the comparable period last year. This increase also reflects improved sales of liquid chemistry filters for wet, etch, and clean, gas microcontamination and bulk photo applications. In addition, the acquisition of SPG contributed $1.0 million as noted above. MC reported a segment profit of $81.0 million in the six months ended July 1, 2017, up 29% from $62.8 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales partially offset by a 15% increase in operating expenses.
Advanced Materials Handling (AMH)
For the second quarter of 2018, AMH net sales increased to $124.0 million, compared to $103.4 million in the comparable period last year. The sales increase was due to improved sales of fluid handling products and liquid packaging and dispense products, as well as PSS sales of $3.9 million. AMH reported a segment profit of $23.1 million in the second quarter of 2018, up 52% from $15.2 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by an 11% increase in operating expenses.

For the six months ended June 30, 2018, AMH net sales increased to $241.9 million, compared to $206.3 million in the comparable period last year. This increase also reflects improved sales of fluid handling products and liquid packaging and dispense products, as well as PSS sales of $7.8 million. AMH reported a segment profit of $46.3 million in the six months ended June 30, 2018, up 58% from $29.1 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by an 11% increase in operating expenses.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $12.5 million in the second quarter of 2018, compared to $5.9 million in the second quarter of 2017. The $6.6 million increase mainly reflects the deal and integration costs referenced in the discussion of SG&A expenses above.

Unallocated general and administrative expenses for the six months ended June 30, 2018 totaled $19.1 million, up from $12.1 million in the six months ended July 1, 2017. The $7.0 million increase mainly reflects the deal and integration costs referenced in the discussion of SG&A expenses above.

Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $137.1 million in the six months ended June 30, 2018. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $41.6 million, mainly reflecting increases in accounts receivable and inventories, and decreases in accounts payable and accrued liabilities.

Accounts receivable increased by $17.0 million during the six months ended June 30, 2018, or decreased $2.7 million after accounting for foreign currency translation and receivables acquired from PSS and SPG, mainly reflecting improved collections, offset by the increase in sales.

Inventories increased by $67.3 million during the six months ended June 30, 2018, or $22.5 million after accounting for foreign currency translation, inventory acquired from PSS and SPG and the provision for excess and obsolete inventory. The increase reflects higher levels of all inventory categories due to higher levels of business activity.

Accounts payable and accrued liabilities decreased $17.4 million during the six months ended June 30, 2018, or $15.0 million after accounting for foreign currency translation and liabilities assumed from PSS and SPG. The key component of the decrease was the payment of 2017 incentive compensation during the first quarter of 2018.

Working capital at June 30, 2018 was $570.0 million, compared to $766.6 million as of December 31, 2017, and included $257.1 million in cash and cash equivalents, compared to cash and cash equivalents of $625.4 million as of December 31, 2017.

Investing activities Cash flows used in investing activities totaled $425.8 million in the six-month period ended June 30, 2018. Acquisition of property, plant and equipment totaled $47.4 million, which primarily reflected investments in equipment and tooling. As of June 30, 2018, the Company expects its full-year capital expenditures in 2018 to be approximately $100 million to $120 million. As of June 30, 2018, the Company had outstanding capital purchase obligations of $41.9 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.
On January 22, 2018, the Company acquired PSS, which provides particle sizing instrumentation for liquid applications to the semiconductor and life science industries. The total purchase price of the acquisition was approximately $37.3 million in cash, subject to revision for customary working capital adjustments, funded from the Company's existing cash on hand. The transaction is described in further detail in note 3 to the Company's condensed consolidated financial statements.
On June 25, 2018, the Company acquired the SPG business. SPG is a leading provider of high-capacity gas purification systems used in semiconductor manufacturing and adjacent markets. The total purchase price of the acquisition was approximately $352.5 million in cash or $341.2 million net of cash received, subject to revision for customer working capital adjustments. The transaction is described in further detail in note 3 to the Company's condensed consolidated financial statements.

Financing activities Cash flows used in financing activities totaled $76.7 million during the six-month period ended June 30, 2018. This included the Company's net payment of $25.0 million on its senior secured term loan described below, cash dividends of $19.8 million and the Company's repurchase of shares of the Company’s common stock at a total cost of $20.0 million under the stock repurchase program authorized by the Company’s Board of Directors. In addition, the Company expended $14.4 million for taxes related to the net share settlement of equity awards under the Company’s stock plans, offset in part by proceeds of $3.0 million in connection with common shares issued under the Company's stock plans.

As of June 30, 2018, the Company had outstanding long-term debt, including the current portion thereof, of $650.2 million, related to debt issued by the Company, as discussed in more detail below.

On November 10, 2017, the Company issued $550 million aggregate principal amount of 4.625% senior unsecured notes due February 10, 2026. The principal amount outstanding under the senior unsecured notes at June 30, 2018 was $550 million.

On April 30, 2014, the Company entered into a term loan facility (as amended, the "Term Loan Facility") that provided senior secured financing of $460 million due April 30, 2021. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company may voluntarily prepay outstanding loans under the Term Loan Facility at any time.  The principal amount outstanding under the Term Loan Facility at June 30, 2018 was $108.9 million.
The Company has a senior secured asset-based revolving credit facility (the "ABL Facility"). The ABL Facility provides financing of $75 million, subject to a borrowing base. The ABL Facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. On March 1, 2018, the Company amended its ABL Facility to extend the final maturity of the ABL Facility from April 30, 2019 to March 1, 2023. In addition, the Company reduced the interest rate spreads applicable to loans under the ABL Facility by 0.25%, increased the maximum secured net leverage ratio that the Company must meet to incur indebtedness and liens from 2.00:1.00 to 2.75:1.00, and increased the thresholds for judgments and cross defaults to material indebtedness from $50 million to $75 million. As of June 30, 2018, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the ABL facility.
Through June 30, 2018, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, Term Loan Facility and ABL Facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.8 million. There were no outstanding borrowings under these lines of credit at June 30, 2018.
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
At June 30, 2018, the Company’s shareholders’ equity was $1,052.9 million, up from $993.0 million at the beginning of the year. The increase mainly reflected net income of $111.9 million, an increase to additional paid-in capital of $8.6 million associated with the Company’s share-based compensation expense and proceeds of $3.0 million in connection with common shares issued under the Company's stock plans. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $20.0 million, cash dividends paid of $19.8 million, the payment of $14.4 million for taxes related to the net share settlement of equity awards under the Company’s stock plans and foreign currency translation effects of $8.8 million, mainly associated with the strengthening of the U.S. dollar versus the Korean won.
As of June 30, 2018, the Company’s resources included cash and cash equivalents of $257.1 million, funds available under its $75 million ABL Facility and international credit facilities, and cash flow generated from operations. As of June 30, 2018, the amount of cash and cash equivalents held by foreign subsidiaries was $202.1 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense, net, (5) charge for fair value write-up of acquired inventory sold (6) deal costs (7) integration costs (8) severance costs (9) impairment of equipment (10) amortization of intangible assets and (11) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold (2) deal costs (3) integration costs (4) severance costs (5) impairment of equipment (6) amortization of intangible assets, (7) the tax effect of those adjustments to net income and certain discrete items and (8) the tax effect of the Tax Cuts and Jobs Act, stated on a per share basis.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$383,059	$329,002	$750,258	$646,379
Net income	$54,349	$39,991	$111,911	$72,505
Adjustments to net income
Income tax expense	9,782	11,042	23,328	20,153
Interest expense	8,296	8,196	16,455	16,669
Interest income	(1,371)	(93)	(2,304)	(173)
Other expense (income), net	3,877	(46)	4,016	856
GAAP – Operating income	74,933	59,090	153,406	110,010
Charge for fair value write-up of acquired inventory sold	208	—	208	—
Deal costs	5,121	—	5,121	—
Integration costs	1,197	—	1,197	—
Impairment of equipment	—	3,170	—	3,170
Severance	—	559	—	559
Amortization of intangible assets	12,014	11,007	23,683	21,952
Adjusted operating income	93,473	73,826	183,615	135,691
Depreciation	15,802	14,411	31,699	28,388
Adjusted EBITDA	$109,275	$88,237	$215,314	$164,079

Adjusted operating income – as a % of net sales	24.4%	22.4%	24.5%	21.0%
Adjusted EBITDA – as a % of net sales	28.5%	26.8%	28.7%	25.4%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Six months ended
(In thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$54,349	$39,991	$111,911	$72,505
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	208	—	208	—
Deal costs	5,121	—	5,121	—
Integration costs	1,197	—	1,197	—
Severance	—	559	—	559
Impairment of equipment	—	3,170	—	3,170
Amortization of intangible assets	12,014	11,007	23,683	21,952
Tax effect of adjustments to net income and certain discrete tax items[1]	(3,702)	(5,821)	(6,412)	(8,526)
Tax effect of Tax Cuts and Jobs Act	$648	$—	$2,142	$—
Non-GAAP net income	$69,835	$48,906	$137,850	$89,660

Diluted earnings per common share	$0.38	$0.28	$0.78	$0.51
Effect of adjustments to net income	0.11	0.06	0.18	0.12
Diluted non-GAAP earnings per common share	$0.49	$0.34	$0.96	$0.63

1The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligation are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.2 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 30, 2018, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of June 30, 2018. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of June 30, 2018, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company acquired the SPG business (SPG) on June 25, 2018. In the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended June 30, 2018, management has excluded total assets of approximately $422.6 million and net sales of approximately $1.0 million related to SPG that are included in the condensed consolidated financial statements of the Company and its subsidiaries as of and for the six-month period ended June 30, 2018. Management must include SPG in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting no later than the second quarter of 2019.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of June 30, 2018, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended June 30, 2018.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - May 5, 2018	112,500	$34.51	112,500	$94,853,629
May 6 - June 2, 2018	85,500	$35.34	85,500	$94,768,129
June 3 - June 30, 2018	84,116	$36.81	84,116	$94,684,013
Total	282,116	$35.45	282,116	$94,684,013

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

ENTEGRIS, INC.

Date: July 26, 2018	/s/ Gregory B. Graves
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