Form 10-Q
period 2018-09-29
ENTEGRIS INC
filed 2018-10-25
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2018
Common Stock, $0.01 par value per share	141,331,081 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2018

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
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 29, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$294,893	$625,408
Trade accounts and notes receivable, net of allowance for doubtful accounts of $908 and $860	212,729	183,434
Inventories	264,090	198,089
Deferred tax charges and refundable income taxes	25,191	18,012
Other current assets	24,043	32,665
Total current assets	820,946	1,057,608
Property, plant and equipment, net of accumulated depreciation of $456,412 and $427,766	393,706	359,523
Other assets:
Goodwill	542,235	359,688
Intangible assets, net of accumulated amortization of $326,051 and $281,439	323,379	182,430
Deferred tax assets and other noncurrent tax assets	11,735	9,103
Other	11,455	7,820
Total assets	$2,103,456	$1,976,172
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$—	$100,000
Accounts payable	74,590	68,762
Accrued payroll and related benefits	60,896	64,860
Other accrued liabilities	55,389	34,514
Income taxes payable	20,137	22,835
Total current liabilities	211,012	290,971
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $8,225 and $9,470	650,625	574,380
Pension benefit obligations and other liabilities	32,332	32,130
Deferred tax liabilities and other noncurrent tax liabilities	125,816	85,673
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 29, 2018 and December 31, 2017	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 29, 2018: 141,607,335 and 141,404,935; issued and outstanding shares as of December 31, 2017: 141,282,539	1,416	1,413
Treasury stock, at cost: 202,400 and 0 shares held as of September 29, 2018 and December 31, 2017	(7,112)	—
Additional paid-in capital	864,809	867,699
Retained earnings	258,223	147,418
Accumulated other comprehensive loss	(33,665)	(23,512)
Total equity	1,083,671	993,018
Total liabilities and equity	$2,103,456	$1,976,172
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$398,597	$345,591	$1,148,855	$991,970
Cost of sales	216,881	190,184	608,764	546,664
Gross profit	181,716	155,407	540,091	445,306
Selling, general and administrative expenses	62,358	57,699	185,827	161,176
Engineering, research and development expenses	29,964	26,002	87,781	80,462
Amortization of intangible assets	21,419	11,051	45,102	33,003
Operating income	67,975	60,655	221,381	170,665
Interest expense	7,987	7,749	24,442	24,418
Interest income	(309)	(150)	(2,613)	(323)
Other expense, net	810	2,906	4,826	3,762
Income before income tax expense	59,487	50,150	194,726	142,808
Income tax expense	11,427	9,248	34,755	29,401
Net income	$48,060	$40,902	$159,971	$113,407

Basic net income per common share	$0.34	$0.29	$1.13	$0.80
Diluted net income per common share	$0.34	$0.28	$1.12	$0.79
Cash dividends declared per common share	$0.07	$0.07	$0.21	$—

Weighted shares outstanding:
Basic	141,556	141,684	141,613	141,627
Diluted	143,033	143,594	143,308	143,472
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$48,060	$40,902	$159,971	$113,407
Other comprehensive income, net of tax
Foreign currency translation adjustments	(1,432)	(279)	(10,223)	11,805
Reclassification of cumulative translation adjustment associated with liquidated subsidiary	—	1,400	—	1,400
Pension liability adjustments	17	16	70	23
Other comprehensive (loss) income	(1,415)	1,137	(10,153)	13,228
Comprehensive income	$46,645	$42,039	$149,818	$126,635
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	September 29, 2018	September 30, 2017
Operating activities:
Net income	$159,971	$113,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,236	43,173
Amortization	45,102	33,003
Share-based compensation expense	12,727	11,457
Provision for deferred income taxes	(1,066)	254
Other	10,584	24,028
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(8,713)	(15,345)
Inventories	(28,788)	(14,884)
Accounts payable and accrued liabilities	(9,440)	7,598
Other current assets	1,390	3,883
Income taxes payable and refundable income taxes	(9,193)	1,664
Other	439	(606)
Net cash provided by operating activities	221,249	207,632
Investing activities:
Acquisition of property, plant and equipment	(75,337)	(67,939)
Acquisition of businesses, net of cash acquired	(380,268)	(20,000)
Other	5,014	1,074
Net cash used in investing activities	(450,591)	(86,865)
Financing activities:
Payments of long-term debt	(27,000)	(75,000)
Payments for dividends	(29,701)	—
Issuance of common stock	3,029	3,582
Repurchase of common stock	(30,000)	(18,000)
Taxes paid related to net share settlement of equity awards	(14,552)	(5,407)
Other	1,254	(1,270)
Net cash used in financing activities	(96,970)	(96,095)
Effect of exchange rate changes on cash and cash equivalents	(4,203)	4,136
(Decrease) increase in cash and cash equivalents	(330,515)	28,808
Cash and cash equivalents at beginning of period	625,408	406,389
Cash and cash equivalents at end of period	$294,893	$435,197

Supplemental Cash Flow Information	Nine months ended
(In thousands)	September 29, 2018	September 30, 2017
Non-cash transactions:
Equipment purchases in accounts payable	$9,464	$6,857
Capital lease obligations incurred	$—	$4,768
Schedule of interest and income taxes paid:
Interest paid	$23,070	$16,167
Income taxes paid, net of refunds received	$44,249	$27,826
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

Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of September 29, 2018 and December 31, 2017, and the results of operations and comprehensive income for the three and nine months ended September 29, 2018 and September 30, 2017, and cash flows for the nine months ended September 29, 2018 and September 30, 2017.

The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $623.8 million at September 29, 2018, compared to the carrying amount of long-term debt, including current maturities, of $650.6 million.

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
Recent Accounting Pronouncements Yet to be Adopted In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU No. 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The Company has substantially completed the process of identifying existing lease contracts and is currently performing detailed evaluations of the leases under the new accounting requirements. The Company believes the most significant changes to the financial statements relate to the recognition of right-of-use assets and offsetting lease liabilities in the consolidated balance sheet for operating leases. The Company plans to adopt ASU 2016-02 as of January 1, 2019, utilizing the modified retrospective transition method. The Company will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company will also apply certain practical expedients offered in the guidance.
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

Based on an analysis of the financial statement line items affected in the quarter ended September 29, 2018 in the application of ASU No. 2014-09 as compared with previous reporting, the Company has determined that the quantitative changes to each financial statement line item are immaterial. As a result, for the quarter ended September 29, 2018, the Company is not disclosing the quantitative amount by which each financial statement line item is affected in the current reporting by the application of Topic 606 as compared with the guidance that was in effect before the change.

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

The Company’s contracts are generally short-term in nature. Most contracts do not exceed twelve months. Payment terms vary by the type and location of the Company’s customers and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer. Those customers that prepay are represented by the contract liabilities below until the performance obligations are satisfied.

The following table provides information about contract liabilities from contracts with customers. The contract liabilities are included in other accrued liabilities balance in the condensed consolidated balance sheet.

(In thousands)	September 29, 2018	December 31, 2017
Contract liabilities - current	17,868	1,168

Significant changes in the contract liabilities balances during the period are as follows.

(In thousands)	2018
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,168)
Increases due to cash received, excluding amounts recognized as revenue during the period	8,422
Business combination	9,446

3. ACQUISITIONS

SAES Pure Gas

On June 25, 2018, the Company acquired the SAES Pure Gas business (SPG), from SAES Getters S.p.A. for approximately $352.4 million in cash, or $341.2 million net of cash acquired, subject to revision for customary working capital adjustments, funded from the Company's existing cash on hand. The acquisition was accounted for under the acquisition method of accounting and the results of operations of SPG are included in the Company's condensed consolidated financial statements as of and since June 25, 2018. Direct costs of $4.8 million associated with the acquisition of SPG, consisting mainly of professional and consulting fees, were expensed as incurred in the nine months ended September 29, 2018, respectively. These costs are included in selling, general and administrative expense in the Company's condensed consolidated statements of operations.

SPG, based in San Luis Obispo, California, is a leading provider of high-capacity gas purification systems used in semiconductor manufacturing and adjacent markets, and reports into the Microcontamination Control division of the Company. This acquisition expands the gas purification solutions portfolio in our Microcontamination Control Division with high-capacity products suited for bulk chemical purification applications.

The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the SPG acquisition:

(In thousands):
Accounts receivable	$19,224
Inventory	43,170
Other current assets	95
Property, plant and equipment	7,052
Identifiable intangible assets	160,850
Other noncurrent assets	12
Current liabilities	(26,058)
Deferred tax liabilities	(37,623)
Other noncurrent liabilities	(1,006)
Net assets acquired	165,716
Goodwill	175,476
Total purchase price, net of cash acquired	$341,192

The fair value of acquired inventories of $43.2 million is provisional pending the Company's review of the calculations underlying the valuation for those assets and is valued at the estimated selling price less the cost of disposal and reasonable profit for the selling effort. The fair value write-up of acquired work-in-process and finished goods inventory was $8.9 million, the amount of which will be amortized over the expected turn of the acquired inventory. Accordingly, a $3.3 million and $3.5 million incremental cost of sales charge associated with the fair value write-up of inventory acquired in the acquisition of SPG was recorded for the three and nine months ended September 29, 2018.

The fair value of acquired property, plant and equipment of $7.1 million is valued at its value-in-use and is provisional pending the Company's completion of its valuation of certain assets, and its final review thereof.

The fair value of the acquired intangible assets is $160.9 million and is provisional pending the Company’s review of the calculations underlying the valuation of those assets. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life of approximately 10.0 years and are being amortized on a straight-line basis. The intangible assets that comprise the amount include customer relationships of $110.6 million (12.0-year weighted average useful life), developed technology of $23.2 million (9.0-year weighted average useful life), trade names of $6.7 million (9.0-year weighted average useful life), and other intangible assets of $20.4 million (0.9-year weighted average useful life).

The fair value of acquired identifiable intangible assets was determined using the “income approach”. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

The purchase price of SPG exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $175.5 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.

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

	Three months ended		Nine months ended
(In thousands, except per share data) (Unaudited)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$398,597	$364,881	$1,202,552	$1,058,330
Net income	55,609	38,861	186,224	91,894
Per share amounts:
Net income per common share - basic	$0.39	$0.27	$1.32	$0.65
Net income per common share - diluted	0.39	0.27	1.30	0.64

The unaudited pro forma financial information above gives effect to the following:

a. The elimination of transactions between Entegris and SPG, which upon completion of the acquisition would be considered intercompany. This reflects the elimination of intercompany sales and associated intercompany accounts.
b. Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

The unaudited pro forma financial information above for the three and nine months ended September 29, 2018 excludes the incremental charge of $3.3 million and $3.5 million reported in cost of sales for the sale of acquired inventory that was written-up to fair value, respectively.

The pro forma data does not include data for Particle Sizing Systems, LLC and Flex Concepts, Inc. for the period prior to their acquisitions due to the immaterial impact on the pro forma financial information for the nine months ended September 29, 2018.
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

The purchase price for PSS was cash consideration of $37.3 million, funded from the Company's existing cash on hand. Costs associated with the acquisition of the product line were not significant and were expensed as incurred.

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

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(In thousands):	Amount
Accounts receivable	$3,898
Inventory	1,827
Other current assets	23
Property, plant and equipment	103
Other noncurrent assets	3
Identifiable intangible assets	25,600
Accounts payables	(294)
Accrued expenses	(2,667)
Net assets acquired	28,493
Goodwill	8,804
Total purchase price	$37,297

As of September 29, 2018, the Company has not finalized its fair value determinations of the assets acquired and liabilities assumed. The preliminary valuation of the assets acquired and liabilities assumed was based on the information that was available as of the acquisition date, and the expectations and assumptions that have been deemed reasonable by the Company's management. The valuation of the acquired assets and liabilities assumed is currently being reviewed, with the expectation of completion in the fourth quarter.

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

As of September 29, 2018, the Company has finalized its fair value determinations of the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company's management.

4. INVENTORIES
Inventories consist of the following:

(In thousands)	September 29, 2018	December 31, 2017
Raw materials	$91,415	$58,226
Work-in process	35,009	16,193
Finished goods	137,666	123,670
Total inventories	$264,090	$198,089

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2017	$304,270	8,007	$47,411	$359,688
Addition due to acquisitions	—	175,476	9,660	185,136
Foreign currency translation	(2,562)	(27)	—	(2,589)
September 29, 2018	$301,708	$183,456	$57,071	$542,235

Identifiable intangible assets at September 29, 2018 and December 31, 2017 consist of the following:

September 29, 2018
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$251,960	$169,625	$82,335
Trademarks and trade names	25,653	14,471	11,182
Customer relationships	331,059	126,335	204,724
Other	40,758	15,620	25,138
	$649,430	$326,051	$323,379

December 31, 2017
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$206,224	$149,215	$57,009
Trademarks and trade names	16,807	13,712	3,095
Customer relationships	220,806	110,281	110,525
Other	20,032	8,231	11,801
	$463,869	$281,439	$182,430
Future amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company's consolidated balance sheets is estimated at September 29, 2018 to be the following:

Fiscal year ending December 31	(In thousands)
2018	$20,480
2019	65,973
2020	42,788
2021	36,102
2022	35,322
Thereafter	122,714
$323,379
6. INCOME TAX

Income tax expense differs from the expected amounts based on the statutory federal tax rates for the three and nine months ended September 29, 2018 and September 30, 2017 as follows:

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Expected federal income tax expense at statutory rate	$12,492	$17,553	$40,892	$49,983
State income taxes before valuation allowance, net of federal tax effect	378	(119)	1,076	90
Effect of foreign source income	(4,771)	(7,372)	(7,117)	(18,017)
Tax contingencies	21	1,577	834	2,112
Valuation allowance	1,002	808	1,455	2,045
U.S. federal research credit	673	(3,026)	(901)	(4,174)
Equity compensation	147	(67)	(5,645)	(2,859)
Global intangible low tax income	1,102	—	3,051	—
Other items, net	383	(106)	1,110	221
Income tax expense	$11,427	$9,248	$34,755	$29,401

The Company’s year-to-date effective tax rate was 17.8% in 2018, compared to an effective tax rate of 20.6% during the same period in 2017. This variance reflects the benefit from the reduction in the corporate tax rate from 35% to 21% which was offset by the global intangible low tax income inclusion and various discrete items. The effective tax rate in 2017 reflects a greater concentration in the Company's geographic composition of income toward jurisdictions with lower tax rates.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") which makes broad and complex changes to the U.S. tax code. The Company calculated its best estimate of the impact of the Tax Cuts and Jobs Act in its 2017 year-end income tax provision in accordance with its understanding of the Tax Cuts and Jobs Act and guidance available as of the date of the filing. During the fourth quarter of fiscal 2017, the Company recorded a provisional net charge using reasonable estimates based on analysis and information available to date for the tax effects related to the remeasurement of deferred taxes, the deemed repatriation transition tax, accelerated depreciation, and the deductibility of certain executive compensation. This provisional net charge is subject to revisions as the Company completes its analysis of the Tax Cuts and Jobs Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard setting and regulatory bodies. Adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. As of September 29, 2018, the Company has not finalized its accounting for the tax effects of these items. The Company expects to complete its analysis of these provisional items when the necessary information becomes available to accurately analyze and compute in reasonable detail under ASC Topic 740. The Company estimates such analysis will be completed in the fourth quarter of 2018.
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
Global Intangible Low Taxed Income
The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to treat taxes due on GILTI inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company has elected to treat the GILTI inclusion as a current period expense. The Company recorded tax expense related to GILTI of $1.1 million and $3.1 million in the three and nine months ended September 29, 2018, respectively.
7. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic—weighted common shares outstanding	141,556	141,684	141,613	141,627
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,477	1,910	1,695	1,845
Diluted—weighted common shares and common shares equivalent outstanding	143,033	143,594	143,308	143,472
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Shares excluded from calculations of diluted EPS	295	355	253	293
8. FAIR VALUE

Financial Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at September 29, 2018 and December 31, 2017. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	September 29, 2018				December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other current assets
Foreign currency contracts(a)	$—	$584	$—	$584	$—	$36	$—	$36
Total assets measured and recorded at fair value	$—	$584	$—	$584	$—	$36	$—	$36

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the September 29, 2018 and December 31, 2017 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	September 29, 2018			December 31, 2017
(In thousands)	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet
Foreign currency contracts	$584	$—	$584	$36	$—	$36

Gain (losses) associated with derivatives are recorded in other expense, net, in the condensed consolidated statements of operations. Gain (losses) associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gain (losses) on foreign currency contracts	$584	$(132)	$(699)	$(2,245)
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
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales
SCEM	$131,234	$124,522	$396,313	$360,131
MC	151,345	116,113	394,663	320,575
AMH	116,018	104,956	357,879	311,264
Total net sales	$398,597	$345,591	$1,148,855	$991,970

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Segment profit
SCEM	$31,860	$29,539	$100,738	$81,727
MC	44,530	39,302	125,575	102,085
AMH	19,494	12,483	65,750	41,612
Total segment profit	$95,884	$81,324	$292,063	$225,424
The following table reconciles total segment profit to income before income taxes:

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total segment profit	$95,884	$81,324	$292,063	$225,424
Less:
Amortization of intangible assets	21,419	11,051	45,102	33,003
Unallocated general and administrative expenses	6,490	9,618	25,580	21,756
Operating income	67,975	60,655	221,381	170,665
Interest expense	7,987	7,749	24,442	24,418
Interest income	(309)	(150)	(2,613)	(323)
Other expense (income), net	810	2,906	4,826	3,762
Income before income tax expense	$59,487	$50,150	$194,726	$142,808
In the following tables, revenue is disaggregated by country or region for the three and nine months ended September 29, 2018 and September 30, 2017.

(In thousands)	Three months ended September 29, 2018				Nine months ended September 29, 2018
	SCEM	MC	AMH	Total	SCEM	MC	AMH	Total
Taiwan	$25,436	$34,452	$18,745	$78,633	$79,653	$80,556	$50,942	$211,151
United States	33,014	24,072	28,536	85,622	99,543	65,119	91,091	255,753
South Korea	21,088	18,893	19,858	59,839	62,206	58,698	66,407	187,311
Japan	12,141	27,479	12,049	51,669	40,707	82,016	35,160	157,883
China	18,667	27,360	12,263	58,290	50,373	56,417	38,793	145,583
Europe	7,579	10,873	16,899	35,351	23,345	30,963	49,859	104,167
Southeast Asia	13,309	8,216	7,668	29,193	40,486	20,894	25,627	87,007
	$131,234	$151,345	$116,018	$398,597	$396,313	$394,663	$357,879	$1,148,855

(In thousands)	Three months ended September 30, 2017				Nine months ended September 30, 2017
	SCEM	MC	AMH	Total	SCEM	MC	AMH	Total
Taiwan	$28,417	$24,439	$15,779	$68,635	$83,882	$85,545	$53,716	$223,143
United States	29,213	21,068	25,332	75,613	86,597	53,554	72,198	212,349
South Korea	20,474	17,769	20,416	58,659	56,762	46,156	55,062	157,980
Japan	10,388	24,031	9,289	43,708	28,982	63,295	27,567	119,844
China	17,662	13,862	11,171	42,695	48,816	31,817	25,751	106,384
Europe	7,509	8,599	13,130	29,238	22,837	22,363	43,767	88,967
Southeast Asia	10,859	6,345	9,839	27,043	32,255	17,845	33,203	83,303
	$124,522	$116,113	$104,956	$345,591	$360,131	$320,575	$311,264	$991,970

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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2018 end March 31, 2018, June 30, 2018, September 29, 2018 and December 31, 2018. Unaudited information for the three and nine months ended September 29, 2018 and September 30, 2017 and the financial position as of September 29, 2018 and December 31, 2017 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results

For the three months ended September 29, 2018, net sales increased 15% to $398.6 million, compared to $345.6 million for the three months ended September 30, 2017. The sales increase was due to modest across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. Included in the quarterly sales increase were sales from acquired businesses of $33.4 million and unfavorable foreign currency translation effects of $0.6 million. Exclusive of those factors, the Company's sales increased 6%.

Sales were up 4% on a sequential basis over the second quarter of 2018, including sales from acquisitions of $28.2 million and unfavorable foreign currency translation effects of $2.9 million. Exclusive of those factors, the Company's sales decreased 3%. The decrease in revenue resulted from decreased capital spending by our customers compared to the previous quarter.

Reflecting the net sales increase, the Company's gross profit for the three months ended September 29, 2018 rose to $181.7 million, up from $155.4 million for the three months ended September 30, 2017. The Company experienced a 45.6% gross margin rate for the three months ended September 29, 2018, compared to 45.0% in the comparable year-ago period. The gross margin improvement reflects improved product mix.

The Company's selling, general and administrative (SG&A) expenses increased by $4.7 million for the three months ended September 29, 2018 compared to the year-ago quarter, mainly due to higher compensation costs, professional fees and expenses associated with the acquisition of the SAES Pure Gas business (SPG).

As a result of the aforementioned factors, the Company reported net income of $48.1 million, or $0.34 per diluted share, for the quarter ended September 29, 2018, compared to net income of $40.9 million, or $0.28 per diluted share, a year ago.
On January 22, 2018, the Company acquired Particle Sizing Systems, LLC (PSS), which provides particle sizing instrumentation for liquid applications to the semiconductor and life science industries. The total purchase price of the acquisition was approximately $37.3 million in cash. The acquisition of PSS does not constitute a material business combination.
On June 25, 2018, the Company acquired SPG, a leading provider of high-capacity gas purification systems used in semiconductor manufacturing and adjacent markets. The total purchase price of the acquisition was approximately $352.4 million in cash, or $341.2 million net of cash acquired, subject to revision for customary working capital adjustments. The acquisition of SPG does constitute a material business combination.
Cash and cash equivalents were $294.9 million at September 29, 2018, compared with cash and cash equivalents of $625.4 million at December 31, 2017. The Company had outstanding debt of $650.6 million at September 29, 2018, compared to $674.4 million at December 31, 2017.

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
Three and Nine Months Ended September 29, 2018 Compared to Three and Nine Months Ended September 30, 2017 and Three Months Ended June 30, 2018
The following table compares operating results for the three and nine months ended September 29, 2018 with results for the three and nine months ended September 30, 2017 and the three months ended June 30, 2018, both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Nine months ended
(Dollars in thousands)	September 29, 2018		September 30, 2017		June 30, 2018		September 29, 2018		September 30, 2017
Net sales	$398,597	100.0%	$345,591	100.0%	$383,059	100.0%	$1,148,855	100.0%	$991,970	100.0%
Cost of sales	216,881	54.4	190,184	55.0	200,681	52.4	608,764	53.0	546,664	55.1
Gross profit	181,716	45.6	155,407	45.0	182,378	47.6	540,091	47.0	445,306	44.9
Selling, general and administrative expenses	62,358	15.6	57,699	16.7	65,200	17.0	185,827	16.2	161,176	16.2
Engineering, research and development expenses	29,964	7.5	26,002	7.5	30,231	7.9	87,781	7.6	80,462	8.1
Amortization of intangible assets	21,419	5.4	11,051	3.2	12,014	3.1	45,102	3.9	33,003	3.3
Operating income	67,975	17.1	60,655	17.6	74,933	19.6	221,381	19.3	170,665	17.2
Interest expense	7,987	2.0	7,749	2.2	8,296	2.2	24,442	2.1	24,418	2.5
Interest income	(309)	(0.1)	(150)	—	(1,371)	(0.4)	(2,613)	(0.2)	(323)	—
Other expense, net	810	0.2	2,906	0.8	3,877	1.0	4,826	0.4	3,762	0.4
Income before income taxes	59,487	14.9	50,150	14.5	64,131	16.7	194,726	16.9	142,808	14.4
Income tax expense	11,427	2.9	9,248	2.7	9,782	2.6	34,755	3.0	29,401	3.0
Net income	$48,060	12.1%	$40,902	11.8%	$54,349	14.2%	$159,971	13.9%	$113,407	11.4%

Net sales For the three months ended September 29, 2018, net sales increased by 15% to $398.6 million, compared to $345.6 million for the three months ended September 30, 2017. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended September 30, 2017	$345,591
Growth associated with volume and pricing	20,158
Decrease associated with effect of foreign currency translation	(552)
Increase associated with acquired businesses	33,400
Net sales in the quarter ended September 29, 2018	$398,597

The sales increase was due to modest across-the-board demand for the Company's products, in particular from semiconductor industry customers, reflecting both high industry fab utilization rates and increased capital spending compared to the year-ago period. As described below, each of the Company's segments experienced improved sales. Exclusive of sales associated with acquisitions of $33.4 million and unfavorable foreign currency translation effects of $0.6 million, mainly due to the strengthening of the Japanese yen and the Taiwanese dollar relative to the U.S. dollar, the Company's sales increased 6% for the quarter.

On a geographic basis, in the third quarter of 2018, total sales to Taiwan were 20%, to North America were 21%, to South Korea were 15%, to Japan were 13%, to China were 15%, to Europe were 9% and to Southeast Asia were 7% compared to prior year third quarter sales to Taiwan of 20%, to North America of 22%, to South Korea of 17%, to Japan of 13%, to China of 12% , to Europe of 8% and to Southeast Asia of 8%. Sales increased by 15%, 13%, 2%, 18%, 37%, 21% and 8% in Taiwan, North America, South Korea, Japan, China, Europe and Southeast Asia, respectively, in the third quarter of 2018 compared to the prior year's third quarter.

Sales were up 4% on a sequential basis over the second quarter of 2018, including sales associated with acquisitions of $28.2 million and unfavorable foreign currency translation effects of $2.9 million. Exclusive of those factors, the Company's sales decreased 3%. The decrease in revenue resulted from decreased capital spending by our customers compared to the previous quarter.

Net sales for the nine months ended September 29, 2018 were $1,148.9 million, up 16% from $992.0 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is present in the following table:

(In thousands)
Net sales in the nine months ended September 30, 2017	$991,970
Growth associated with volume and pricing	104,470
Increase associated with effect of foreign currency translation	9,325
Increase associated with acquired businesses	43,090
Net sales in the nine months ended September 29, 2018	$1,148,855

Gross profit Due mainly to the legacy Entegris sales and the inclusion of sales from its recent acquisitions, the Company's gross profit rose 17% for the three months ended September 29, 2018 to $181.7 million, compared to $155.4 million for the three months ended September 30, 2017. The Company experienced a 45.6% gross margin rate for the three months ended September 29, 2018, compared to 45.0% in the comparable year-ago period. The gross margin improvement reflects the increased company sales levels, partly offset by an incremental cost of sales charge of $3.3 million associated with the sale of inventory acquired in the SAES Pure Gas business and price erosion for certain products in response to normal competitive pressures. An inventory write-up of $8.9 million was recorded as part of the purchase price allocation and is being amortized over the expected inventory turn of the acquired finished goods inventory. In addition, the gross profit and gross margin figures for the three months ended September 29, 2017 include impairment charges of $3.4 million related to certain equipment-related impairment charges.

For the nine months ended September 29, 2018, the Company's gross profit rose 21% to $540.1 million, compared to $445.3 million for the nine months ended September 30, 2017. The Company experienced a 47.0% gross margin rate for the nine months ended September 29, 2018, compared to 44.9% in the comparable year-ago period. The gross margin improvement reflects the improved factory utilization associated with strong sales levels. These factors were partly offset by an incremental cost of sales charge of $3.5 million associated with the sale of inventory acquired in the SAES Pure Gas business as mentioned above and price erosion for certain products in response to normal competitive pressures. In addition, the gross profit and gross margin figures for the nine months ended September 30, 2017 include impairment charges of $5.3 million related to certain equipment-related impairment charges.

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $62.4 million for the three months ended September 29, 2018, up $4.7 million, or 8%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended September 30, 2017	$57,699
Integration costs	752
Employee costs	2,616
Professional fees	1,325
Impairment charge related to acquired intangible assets recorded in prior year	(3,866)
Other increases, net	3,832
Selling, general and administrative expenses in the quarter ended September 29, 2018	$62,358

SG&A expenses were $185.8 million for the first nine months of 2018, up 15%, compared to SG&A expenses of $161.2 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the nine months ended September 30, 2017	$161,176
Deal costs	5,121
Integration costs	1,949
Professional fees	3,382
Employee costs	10,686
Travel costs	1,860
Impairment charge related to acquired intangible assets recorded in prior year	(3,866)
Other increases, net	5,519
Selling, general and administrative expenses in the nine months ended September 29, 2018	$185,827

Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies. ER&D expenses were $30.0 million in the three months ended September 29, 2018 compared to $26.0 million in the year-ago period. The increase for the quarter was mainly due to higher employee, project costs and the acquired SPG business ER&D infrastructure.

ER&D expenses increased 9% to $87.8 million in the first nine months of 2018, compared to $80.5 million in the year ago period, primarily due to higher employee, project costs and the acquired SPG business ER&D infrastructure.

Amortization expenses Amortization of intangible assets was $21.4 million in the three months ended September 29, 2018 compared to $11.1 million for the three months ended September 30, 2017. The increase reflects the additional amortization expense associated with the PSS acquisition completed in the first quarter of 2018 and the SPG acquisition completed in the second quarter of 2018.

Amortization of intangible assets was $45.1 million in the first nine months ended September 29, 2018 compared to $33.0 million for the first nine months ended September 30, 2017. The increase reflects the additional amortization expense associated with the PSS acquisition completed in the first quarter of 2018 and the SPG acquisition completed in the second quarter of 2018.

Interest income Interest income was $0.3 million and $2.6 million in the three and nine months ended September 29, 2018, respectively, compared to $0.2 million and $0.3 million in the three and nine months ended September 30, 2017, respectively. The increase in interest income for both the three and nine months ended September 29, 2018 compared to comparable previous year periods was due to higher average U.S. cash levels earning a higher interest rate.

Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $8.0 million in the three months ended September 29, 2018, compared to $7.7 million in the three months ended September 30, 2017. The increase reflects higher average debt levels.
Interest expense was $24.4 million in the nine months ended September 29, 2018 remaining flat compared to $24.4 million in the nine months ended September 30, 2017.
Other expense, net Other expense, net was $0.8 million in the three months ended September 29, 2018 and consisted mainly of foreign currency transaction losses. Other expense, net was $4.8 million in the nine months ended September 29, 2018 and consisted mainly of foreign currency transaction losses of $3.6 million and penalty charges of $1.0 million.
Other expense, net was $2.9 million in the three months ended September 30, 2017 and consisted mainly of an impairment charge of $2.8 million. Other expense, net was $3.8 million in the nine months ended September 30, 2017, and consisted mainly of foreign currency transaction losses and the aforementioned impairment charge of $2.8 million.

Income tax expense The Company recorded income tax expense of $11.4 million and $34.8 million in the three and nine months ended September 29, 2018, compared to income tax expense of $9.2 million and $29.4 million in the three and nine months ended September 30, 2017. The Company’s year-to-date effective tax rate was 17.8% in 2018, compared to 20.6% during the same period in 2017. As a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act"), the tax rate in 2018 reflects the reduction of the corporate tax rate from 35% to 21% and the global intangible low taxed income inclusion. The tax rate in 2017 reflects the benefit of foreign source income being taxed at lower rates than the U.S. statutory rate. Year-to-date income tax expense in 2018 and 2017 includes discrete benefits of $6.1 million and $3.4 million, respectively, recorded in connection with share-based compensation. Also included in income tax expense in 2017 was a discrete charge of $3.6 million to correct an error related to the tax effects of intercompany sales and the related intercompany profit.

Net income Due to the factors noted above, the Company recorded net income of $48.1 million, or $0.34 per diluted share, in the three-month period ended September 29, 2018, compared to net income of $40.9 million, or $0.28 per diluted share, in the three-month period ended September 30, 2017. In the nine-month period ended September 29, 2018, the Company recorded net income of $160.0 million, or $1.12 per diluted share, compared to net income of $113.4 million, or $0.79 per diluted share, in the nine-month period ended September 30, 2017.

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

Adjusted EBITDA increased 15% to $110.4 million in the three-month period ended September 29, 2018, compared to $95.9 million in the three-month period ended September 30, 2017. Adjusted EBITDA, as a percent of net sales, remained flat at 27.7% compared to the year-ago period. These results generally reflect the same factors underlying the Company's GAAP results as described above. Adjusted EBITDA increased 25% to $325.7 million in the nine-month period ended September 29, 2018, compared to $259.9 million in the nine-month period ended September 30, 2017. In the nine-month period ended September 29, 2018, Adjusted EBITDA, as a percent of net sales, increased to 28.4% from 26.2% in the year-ago period.

Adjusted Operating Income increased 16% to $93.9 million in the three-month period ended September 29, 2018, compared to $81.1 million in the three-month period ended September 30, 2017. Adjusted Operating Income, as a percent of net sales, increased to 23.6% from 23.5% in the year-ago period. Non-GAAP Earnings Per Share increased 15% to $0.46 in the three-month period ended September 29, 2018, compared to $0.40 in the three-month period ended September 30, 2017. Adjusted Operating Income increased 28% to $277.5 million in the nine-month period ended September 29, 2018, compared to $216.8 million in the nine-month period ended September 30, 2017. In the nine-month period ended September 29, 2018, Adjusted Operating Income, as a percent of net sales, increased to 24.2% from 21.9% in the year-ago period. Non-GAAP Earnings Per Share increased 39% to $1.42 in the nine-month period ended September 29, 2018, compared to $1.02 in the nine-month period ended September 30, 2017.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See note 9 to the condensed consolidated financial statements for additional information on the Company’s three segments.

The following table presents selected net sales and segment profit data for the Company’s three reportable segments for the three months ended September 29, 2018, September 30, 2017 and June 30, 2018 and nine months ended September 29, 2018 and September 30, 2017.

	Three months ended			Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	June 30, 2018	September 29, 2018	September 30, 2017
Specialty Chemicals and Engineered Materials
Net sales	$131,234	$124,522	$134,336	$396,313	$360,131
Segment profit	31,860	29,539	37,316	100,738	81,727
Microcontamination Control
Net sales	151,345	116,113	124,681	394,663	320,575
Segment profit	44,530	39,302	39,054	125,575	102,085
Advanced Materials Handling
Net sales	116,018	104,956	124,042	357,879	311,264
Segment profit	19,494	12,483	23,114	65,750	41,612
Specialty Chemicals and Engineered Materials (SCEM)
For the third quarter of 2018, SCEM net sales increased to $131.2 million, compared to $124.5 million in the comparable period last year. The sales increase was due to improved sales of specialty materials and advanced deposition products. SCEM reported a segment profit of $31.9 million in the third quarter of 2018, up 8% from $29.5 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset with a 10% increase in operating expenses mainly due to higher employee costs.

For the nine months ended September 29, 2018, SCEM net sales increased to $396.3 million, compared to $360.1 million in the comparable period last year. This increase also reflects improved sales of specialty materials, specialty gas products, advanced deposition products and surface preparation and integration products. SCEM reported a segment profit of $100.7 million in the nine months ended September 29, 2018, up 23% from $81.7 million in the year-ago period also due to higher sales levels, along with a 9% increase in operating expenses mainly due to higher employee costs.

Microcontamination Control (MC)
For the third quarter of 2018, MC net sales increased to $151.3 million, compared to $116.1 million in the comparable period last year. The sales increase was due mainly to the strength in liquid chemistry filters for wet, etch, and clean. The acquisition of SPG in the third quarter of 2018 contributed $28.9 million of sales. MC reported a segment profit of $44.5 million in the third quarter of 2018, up 13% from $39.3 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by a 33% increase in operating expenses, primarily due to higher employee costs and SPG operating infrastructure.

For the nine months ended September 29, 2018, MC net sales increased to $394.7 million, compared to $320.6 million in the comparable period last year. This increase also reflects improved sales of liquid chemistry filters for wet, etch, and clean, gas microcontamination and bulk photo applications. In addition, the acquisition of SPG contributed $29.9 million as noted above. MC reported a segment profit of $125.6 million in the nine months ended September 29, 2018, up 23% from $102.1 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales partially offset by a 21% increase in operating expenses, primarily due to higher employee costs and SPG operating infrastructure.
Advanced Materials Handling (AMH)
For the third quarter of 2018, AMH net sales increased to $116.0 million, compared to $105.0 million in the comparable period last year. The sales increase was due to improved sales of fluid handling products and liquid packaging and dispense products, as well as PSS sales of $4.2 million. AMH reported a segment profit of $19.5 million in the third quarter of 2018, up 56% from $12.5 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales and the absence of impairment and severance charges of $5.2 million that were recorded in the third quarter of 2017, partially offset by a 5% increase in operating expenses mainly due to higher employee costs.

For the nine months ended September 29, 2018, AMH net sales increased to $357.9 million, compared to $311.3 million in the comparable period last year. This increase also reflects improved sales of fluid handling products and liquid packaging and dispense products, as well as PSS sales of $12.0 million. AMH reported a segment profit of $65.8 million in the nine months ended September 29, 2018, up 58% from $41.6 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales and the absence of impairment and severance charges of $7.5 million that were recorded in 2017, partially offset by an 8% increase in operating expenses mainly due to higher employee costs.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $6.5 million in the third quarter of 2018, compared to $9.6 million in the third quarter of 2017. The $3.1 million decrease mainly reflects a $3.9 million impairment charge related to certain acquired intangible assets recorded in the third quarter of 2017.

Unallocated general and administrative expenses for the nine months ended September 29, 2018 totaled $25.6 million, up from $21.8 million in the nine months ended September 30, 2017. The $3.8 million increase mainly reflects the deal and integration costs of $7.1 million referenced in the discussion of SG&A above, partially offset by a $3.9 million impairment charge noted above.

Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $221.2 million in the nine months ended September 29, 2018. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $54.3 million, mainly reflecting increases in accounts receivable and inventories, and decreases in accounts payable and accrued liabilities.

Accounts receivable increased by $29.3 million during the nine months ended September 29, 2018, or $8.7 million after accounting for foreign currency translation and receivables acquired from PSS and SPG, mainly reflecting the increase in sales. The Company's DSO was 49 days at September 29, 2018, compared to 48 days at December 31, 2017.

Inventories increased by $66.0 million during the nine months ended September 29, 2018, or $28.8 million after accounting for foreign currency translation, inventory acquired from PSS and SPG and the provision for excess and obsolete inventory. The increase reflects higher levels of all inventory categories due to higher levels of business activity.

Accounts payable and accrued liabilities increased $22.7 million during the nine months ended September 29, 2018, or decreased $9.4 million after accounting for foreign currency translation and liabilities assumed from PSS and SPG. The key component of the decrease was the payment of 2017 incentive compensation during the first quarter of 2018.

Working capital at September 29, 2018 was $609.9 million, compared to $766.6 million as of December 31, 2017, and included $294.9 million in cash and cash equivalents, compared to cash and cash equivalents of $625.4 million as of December 31, 2017.

Investing activities Cash flows used in investing activities totaled $450.6 million in the nine-month period ended September 29, 2018. Acquisition of property, plant and equipment totaled $75.3 million, which primarily reflected investments in equipment and tooling. As of September 29, 2018, the Company expects its full-year capital expenditures in 2018 to be approximately $105 million to $115 million. As of September 29, 2018, the Company had outstanding capital purchase obligations of $40.7 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.
On January 22, 2018, the Company acquired PSS, which provides particle sizing instrumentation for liquid applications to the semiconductor and life science industries. The total purchase price of the acquisition was approximately $37.3 million in cash, funded from the Company's existing cash on hand. The transaction is described in further detail in note 3 to the Company's condensed consolidated financial statements.
On June 25, 2018, the Company acquired the SPG business. SPG is a leading provider of high-capacity gas purification systems used in semiconductor manufacturing and adjacent markets. The total purchase price of the acquisition was approximately $352.4 million in cash or $341.2 million net of cash received, subject to revision for customary working capital adjustments. The transaction is described in further detail in note 3 to the Company's condensed consolidated financial statements.

Financing activities Cash flows used in financing activities totaled $97.0 million during the nine-month period ended September 29, 2018. This included the Company's net payment of $25.0 million on its senior secured term loan described below, cash dividends of $29.7 million and the Company's repurchase of shares of the Company’s common stock at a total cost of $30.0 million under the stock repurchase program authorized by the Company’s Board of Directors. In addition, the Company expended $14.6 million for taxes related to the net share settlement of equity awards under the Company’s stock plans, offset in part by proceeds of $3.0 million in connection with common shares issued under the Company's stock plans.

As of September 29, 2018, the Company had outstanding long-term debt, including the current portion thereof, of $650.6 million, related to debt issued by the Company, as discussed in more detail below.

On November 10, 2017, the Company issued $550 million aggregate principal amount of 4.625% senior unsecured notes due February 10, 2026. The principal amount outstanding under the senior unsecured notes at September 29, 2018 was $550 million.

On April 30, 2014, the Company entered into a term loan facility (as amended, the "Term Loan Facility") that provided senior secured financing of $460 million due April 30, 2021. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. The Company may voluntarily prepay outstanding loans under the Term Loan Facility at any time.  The principal amount outstanding under the Term Loan Facility at September 29, 2018 was $108.9 million.
The Company has a senior secured asset-based revolving credit facility (as amended, the "ABL Facility"). The ABL Facility provides financing of $75 million, subject to a borrowing base. The ABL Facility bears interest at a rate per annum equal to at the Company's option, a base rate (prime rate or LIBOR), plus an applicable margin. On March 1, 2018, the Company amended its ABL Facility to extend the final maturity of the ABL Facility from April 30, 2019 to March 1, 2023. In addition, the Company reduced the interest rate spreads applicable to loans under the ABL Facility by 0.25%, increased the maximum secured net leverage ratio that the Company must meet to incur indebtedness and liens from 2.00:1.00 to 2.75:1.00, and increased the thresholds for judgments and cross defaults to material indebtedness from $50 million to $75 million. As of September 29, 2018, the Company had no outstanding borrowings and $0.2 million undrawn on outstanding letters of credit under the ABL facility.
Through September 29, 2018, the Company was in compliance with all applicable financial covenants included in the terms of its senior unsecured notes, Term Loan Facility and ABL Facility.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.6 million. There were no outstanding borrowings under these lines of credit at September 29, 2018.
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

At September 29, 2018, the Company’s shareholders’ equity was $1,083.7 million, up from $993.0 million at the beginning of the year. The increase mainly reflected net income of $160.0 million, an increase to additional paid-in capital of $12.7 million associated with the Company’s share-based compensation expense and proceeds of $3.0 million in connection with common shares issued under the Company's stock plans. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $30.0 million, cash dividends paid of $29.7 million, the payment of $14.6 million for taxes related to the net share settlement of equity awards under the Company’s stock plans and foreign currency translation effects of $10.2 million, mainly associated with the strengthening of the U.S. dollar versus the Korean won.
As of September 29, 2018, the Company’s resources included cash and cash equivalents of $294.9 million, funds available under its $75 million ABL Facility and international credit facilities, and cash flow generated from operations. As of September 29, 2018, the amount of cash and cash equivalents held by foreign subsidiaries was $185.0 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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

Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense, net, (5) charge for fair value write-up of acquired inventory sold, (6) deal costs (7) integration costs, (8) severance costs, (9) impairment of equipment, (10) loss on sale of subsidiary, (11) amortization of intangible assets and (12) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.

Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) deal costs, (3) integration costs, (4) severance costs, (5) impairment of equipment, (6) loss on sale of subsidiary, (7) amortization of intangible assets, (8) the tax effect of those adjustments to net income and certain discrete items and (9) the tax effect of the Tax Cuts and Jobs Act, stated on a per share basis.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$398,597	$345,591	$1,148,855	$991,970
Net income	$48,060	$40,902	$159,971	$113,407
Adjustments to net income
Income tax expense	11,427	9,248	34,755	29,401
Interest expense	7,987	7,749	24,442	24,418
Interest income	(309)	(150)	(2,613)	(323)
Other expense, net	810	2,906	4,826	3,762
GAAP – Operating income	67,975	60,655	221,381	170,665
Charge for fair value write-up of acquired inventory sold	3,281	—	3,489	—
Deal costs	—	—	5,121	—
Integration costs	752	—	1,949	—
Impairment of equipment and intangibles[1]	—	7,230	—	10,400
Loss on sale of subsidiary	466	—	466	—
Severance	—	2,141	—	2,700
Amortization of intangible assets	21,419	11,051	45,102	33,003
Adjusted operating income	93,893	81,077	277,508	216,768
Depreciation	16,537	14,785	48,236	43,173
Adjusted EBITDA	$110,430	$95,862	$325,744	$259,941

Adjusted operating income – as a % of net sales	23.6%	23.5%	24.2%	21.9%
Adjusted EBITDA – as a % of net sales	27.7%	27.7%	28.4%	26.2%

1Includes product line impairment charges of $3,364 and $5,330 classified as cost of sales for the three and nine months ended September 30, 2017, respectively.
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
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Nine months ended
(In thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$48,060	$40,902	$159,971	$113,407
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	3,281	—	3,489	—
Deal costs	—	—	5,121	—
Integration costs	752	—	1,949	—
Severance	—	2,141	—	2,700
Impairment of equipment and intangibles[1]	—	10,030	—	13,200
Loss on sale of subsidiary	466	—	466	—
Amortization of intangible assets	21,419	11,051	45,102	33,003
Tax effect of adjustments to net income and certain discrete tax items[2]	(5,797)	(7,135)	(12,209)	(15,661)
Tax effect of Tax Cuts and Jobs Act	$(2,560)	$—	$(418)	$—
Non-GAAP net income	$65,621	$56,989	$203,471	$146,649

Diluted earnings per common share	$0.34	$0.28	$1.12	$0.79
Effect of adjustments to net income	0.12	0.11	0.30	0.23
Diluted non-GAAP earnings per common share	$0.46	$0.40	$1.42	$1.02

1Includes product line impairment charges of $3,364 and $5,330 classified as cost of sales for the three and nine months ended September 30, 2017, respectively.
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
2The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligation are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.5 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 29, 2018, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of September 29, 2018. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of September 29, 2018, the Company's CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company acquired the SAES Pure Gas business (SPG) on June 25, 2018. The Company is in the process of integrating the acquisition of SPG into the Company’s internal control over financial reporting.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of September 29, 2018, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended September 29, 2018.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - August 3, 2018	110,400	$35.79	110,400	$81,491,440
August 4 - August 1, 2018	92,000	$34.35	92,000	$78,331,219
August 2 - September 29, 2018	95,227	$30.33	95,227	$75,443,144
Total	297,627	$33.6	297,627	$75,443,144

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

The Company issues common stock awards under its equity incentive plans. In the condensed consolidated financial statements, the Company treats shares of common stock withheld for tax purposes on behalf of its employees in connection with the vesting or exercise of the awards as common stock repurchases because they reduce the number of shares that would have been issued upon vesting or exercise. These withheld shares of common stock are not considered common stock repurchases under the Company's authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.

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

ENTEGRIS, INC.

Date: October 25, 2018	/s/ Gregory B. Graves
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