Form 10-Q
period 2019-03-30
ENTEGRIS INC
filed 2019-04-25
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
 _______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2019
Common Stock, $0.01 par value per share	135,513,636 shares

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2019

Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about future period guidance or projections; our performance relative to our markets; market and technology trends, including the duration and drivers of any growth trends; the development of new products and the success of their introductions; the focus of our engineering, research and development projects; our ability to execute on our business strategies; our capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the effect of the Tax Cuts and Jobs Act; future capital and other expenditures; the Company’s expected tax rate; the impact of accounting pronouncements; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for our products and solutions; our ability to meet rapid demand shifts; our ability to continue technological innovation and introduce new products to meet our customers’ rapidly changing requirements; our concentrated customer base; our dependence on sole source and limited source suppliers; raw material shortages and price increases; our ability to identify, effect and integrate acquisitions, joint ventures or other transactions; our ability to protect and enforce intellectual property rights; operational, political and legal risks of our international operations; the level of, and obligations associated with, our indebtedness; and other risk factors and additional information described in our filings with the Securities and Exchange Commission, including under the heading “Risks Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 11, 2019, and in our other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update publicly any forward-looking statements contained herein.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$342,360	$482,062
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,272 and $893	232,138	222,055
Inventories	271,510	268,140
Deferred tax charges and refundable income taxes	52,629	17,393
Other current assets	24,175	39,688
Total current assets	922,812	1,029,338
Property, plant and equipment, net of accumulated depreciation of $476,370 and $461,222	442,395	419,529
Other assets:
Right-of-use assets	43,868	—
Goodwill	584,537	550,202
Intangible assets, net of accumulated amortization of $361,441 and $343,088	284,581	295,687
Deferred tax assets and other noncurrent tax assets	22,819	10,162
Other	12,996	12,723
Total assets	$2,314,008	$2,317,641
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$4,000	$4,000
Accounts payable	78,620	93,055
Accrued payroll and related benefits	33,131	78,288
Other accrued liabilities	74,622	62,732
Income taxes payable	22,407	31,593
Total current liabilities	212,780	269,668
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $10,731 and $11,137	934,269	934,863
Pension benefit obligations and other liabilities	41,868	31,795
Deferred tax liabilities and other noncurrent tax liabilities	84,080	69,290
Long-term lease liability	40,547	—
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 30, 2019 and December 31, 2018	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of March 30, 2019: 135,716,036 and 135,513,636; issued and outstanding shares as of December 31, 2018: 136,179,381 and 135,976,981	1,357	1,362
Treasury stock, at cost: 202,400 and 202,400 shares held as of March 30, 2019 and December 31, 2018	(7,112)	(7,112)
Additional paid-in capital	829,137	837,658
Retained earnings	213,481	213,753
Accumulated other comprehensive loss	(36,399)	(33,636)
Total equity	1,000,464	1,012,025
Total liabilities and equity	$2,314,008	$2,317,641
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	March 30, 2019	March 31, 2018
Net sales	$391,047	$367,199
Cost of sales	213,654	191,202
Gross profit	177,393	175,997
Selling, general and administrative expenses	82,254	58,269
Engineering, research and development expenses	28,991	27,586
Amortization of intangible assets	18,657	11,669
Operating income	47,491	78,473
Interest expense	10,884	8,159
Interest income	(1,225)	(933)
Other (income) expense, net	(248)	139
Income before income tax expense	38,080	71,108
Income tax expense	5,422	13,546
Net income	$32,658	$57,562

Basic net income per common share	$0.24	$0.41
Diluted net income per common share	$0.24	$0.40

Weighted shares outstanding:
Basic	135,299	141,581
Diluted	136,692	143,652
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Net income	$32,658	$57,562
Other comprehensive income, net of tax
Foreign currency translation adjustments	(2,787)	3,835
Pension liability adjustments	24	4
Other comprehensive (loss) income	(2,763)	3,839
Comprehensive income	$29,895	$61,401
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings (deficit)	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2017	141,283	$1,413	—	$—	$867,699	$147,418	$(22,593)	$(919)	$993,018
Shares issued under stock plans	815	8	—	—	(13,658)	—	—	—	(13,650)
Share-based compensation expense	—	—	—	—	4,128	—	—	—	4,128
Repurchase and retirement of common stock	(296)	(3)	—	—	(1,809)	(8,187)	—	—	(9,999)
Dividends declared ($0.07 per share)	—	—	—	—	13	(9,926)	—	—	(9,913)
Pension liability adjustment	—	—	—	—	—	—	—	4	4
Foreign currency translation	—	—	—	—	—	—	3,835	—	3,835
Cumulative effect of change in accounting principle	—	—	—	—	—	(591)	—	—	(591)
Net income	—	—	—	—	—	57,562	—	—	57,562
Balance at March 31, 2018	141,802	$1,418	—	$—	$856,373	$186,276	$(18,758)	$(915)	$1,024,394

Balance at December 31, 2018	136,179	$1,362	(202)	$(7,112)	$837,658	$213,753	$(32,776)	$(860)	$1,012,025
Shares issued under stock plans	572	5		—	(6,817)	—	—	—	(6,812)
Share-based compensation expense	—	—	—	—	4,653	—	—	—	4,653
Repurchase and retirement of common stock	(1,035)	(10)	—	—	(6,364)	(23,413)	—	—	(29,787)
Dividends declared ($0.07 per share)	—	—	—	—	7	(9,517)	—	—	(9,510)
Pension liability adjustment	—	—	—	—	—	—	—	24	24
Foreign currency translation	—	—	—	—	—	—	(2,787)	—	(2,787)
Net income	—	—	—	—	—	32,658	—	—	32,658
Balance at March 30, 2019	135,716	$1,357	(202)	$(7,112)	$829,137	$213,481	$(35,563)	$(836)	$1,000,464

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Operating activities:
Net income	$32,658	$57,562
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16,721	15,897
Amortization	18,657	11,669
Share-based compensation expense	4,653	4,128
Provision for deferred income taxes	6	(721)
Other	5,688	1,503
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(9,109)	(6,011)
Inventories	(2,131)	(14,955)
Accounts payable and accrued liabilities	(45,019)	(33,985)
Other current assets	17,778	(682)
Income taxes payable and refundable income taxes	(42,873)	6,692
Other	433	(2,280)
Net cash (used in) provided by operating activities	(2,538)	38,817
Investing activities:
Acquisition of property, plant and equipment	(34,465)	(37,656)
Acquisition of businesses, net of cash acquired	(49,789)	(21,047)
Other	197	146
Net cash used in investing activities	(84,057)	(58,557)
Financing activities:
Payments of long-term debt	(1,000)	(25,000)
Payments for dividends	(9,470)	(9,883)
Issuance of common stock	917	473
Repurchase of common stock	(35,321)	(10,000)
Taxes paid related to net share settlement of equity awards	(7,727)	(14,123)
Other	(250)	(246)
Net cash used in financing activities	(52,851)	(58,779)
Effect of exchange rate changes on cash and cash equivalents	(256)	3,347
Decrease in cash and cash equivalents	(139,702)	(75,172)
Cash and cash equivalents at beginning of period	482,062	625,408
Cash and cash equivalents at end of period	$342,360	$550,236

Supplemental Cash Flow Information	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Non-cash transactions:
Deferred acquisition payment	$14,001	$—
Contingent consideration obligation	$686	$—
Equipment purchases in accounts payable	$7,486	$7,597
Dividends payable	$65	$30
Schedule of interest and income taxes paid:
Interest paid	$17,124	$8,000
Income taxes paid, net of refunds received	$47,770	$8,031
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
Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, right-of-use assets, goodwill, intangibles, accrued expenses, short-term and long-term lease liability, income taxes and related accounts, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of March 30, 2019 and December 31, 2018, and the results of operations and comprehensive income for the three months ended March 30, 2019 and March 31, 2018, the equity statements as of and for the three-month periods ended March 30, 2019 and March 31, 2018 and cash flows for the three months ended March 30, 2019 and March 31, 2018.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for the full year.
Leases The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets include operating leases. Lease liabilities for operating leases are classified in “Other accrued liabilities” and “Long-term lease liabilities” in our condensed consolidated balance sheet. We do not have material financing leases.
Operating assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU assets includes prepaid lease payments and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Lease and non-lease components are generally accounted for separately for real estate leases. For non-real estate leases, we account for the lease and non-lease components as a single lease component.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $944.0 million at March 30, 2019, compared to the carrying amount of long-term debt, including current maturities, of $938.0 million at March 30, 2019.
Recent Accounting Pronouncements Adopted in 2019 In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement.
The Company adopted ASU No. 2016-02 using the modified retrospective method. See Note 8 Leases to the condensed consolidated financial statements for further details.

2. REVENUES
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
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from advance payments received on sales of the Company’s products. The Company makes the required disclosures below.
The Company does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Nature of goods and services The following is a description of principal activities from which the Company generates its revenues. The Company has three reportable segments. For more detailed information about reportable segments, see note 9 to the condensed consolidated financial statements. For each of the three reportable segments, the recognition of revenue regarding the nature of goods and services provided by the segments are similar and described below. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. For product sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognizes the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.
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

(In thousands)	March 30, 2019	December 31, 2018
Contract liabilities - current	17,380	15,364
Significant changes in the contract liabilities balances during the period are as follows:

Three Months Ended
(In thousands)	March 30, 2019
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(6,753)
Increases due to cash received, excluding amounts recognized as revenue during the period	8,769
3. ACQUISITIONS
Digital Specialty Chemicals
On March 8, 2019, the Company acquired Digital Specialty Chemicals Limited (DSC), a Toronto, Canada-based provider of advanced materials to the specialty chemical, technology, and pharmaceutical industries. DSC reports into the Specialty Chemicals and Engineered Materials division of the Company. The acquisition was accounted for under the acquisition method of accounting and the results of operations of DSC are included in the Company’s condensed consolidated financial statements as of and since March 8, 2019. Costs associated with the acquisition of DSC were $2.1 million for the three months ended March 30, 2019 and were expensed as incurred. These costs are included in selling, general and administrative expense in the Company’s condensed consolidated statements of operations. The acquisition does not constitute a material business combination.
The purchase price for DSC is $64.5 million, net of cash acquired. The purchase price includes cash consideration $50.2 million or $49.8 million net of cash acquired subject to revision for customary working capital adjustments, funded from the Company’s existing cash on hand, a fixed deferred payment of $16.1 million that is due on March 31, 2022 recorded at $14.0 million representing the fair value at this fixed deferred payment as of the acquisition date, and an earnout-based contingent consideration of $0.7 million based on the operating performance of DSC for a twelve-month period ended March 31, 2021.
The fair value of the fixed deferred payment was determined by taking the present value of this fixed deferred payment based on the term and discount factor. The fixed deferred payment is reflected in the pension benefit obligations and other liabilities in the Company’s condensed consolidated balance sheets.
Upon acquisition, the Company recorded a contingent consideration obligation of $0.7 million representing the fair value of the earnout-based contingent consideration. This amount was estimated based on a Black Scholes model. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration obligation and reflected within the Company’s condensed consolidated statements of operations.
The purchase price of DSC exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $35.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be non-deductible for income tax purposes.
The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition.

(In thousands):	As of March 8, 2019
Trade accounts and note receivable, net	$1,840
Inventories, net	5,523
Other current assets	1,389
Property, plant and equipment	16,791
Identifiable intangible assets	7,976
Right-of-use assets	79
Deferred tax asset	1,104
Accounts payable and accrued liabilities	(2,461)
Deferred tax liabilities	(2,861)
Long-term lease liability	(37)
Net assets acquired	29,343
Goodwill	35,133
Total purchase price, net of cash acquired	$64,476
SAES Pure Gas
On June 25, 2018, the Company acquired the SAES Pure Gas business (SPG) from SAES Getters S.p.A. for approximately $352.7 million in cash, or $341.5 million net of cash acquired, subject to revision for customary working capital adjustments, funded from the Company’s existing cash on hand. The acquisition was accounted for under the acquisition method of accounting and the results of operations of SPG are included in the Company’s condensed consolidated financial statements as of and since June 25, 2018. Direct costs of $4.8 million associated with the acquisition of SPG, consisting mainly of professional and consulting fees, were expensed as incurred for the year ended December 31, 2018. These costs are included in selling, general and administrative expense in the Company’s condensed consolidated statements of operations.
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
The following table summarizes the allocation of the purchase price, which is provisional for income tax accounts and goodwill, to the fair values assigned to the assets acquired and liabilities assumed at December 31, 2018 and as adjusted as of March 30, 2019:

(In thousands):	As of December 31, 2018	As of March 30, 2019
Trade accounts and note receivable, net	$19,173	$19,173
Inventories, net	42,758	42,758
Other current assets	1,322	1,360
Property, plant and equipment	6,653	6,653
Identifiable intangible assets	150,430	150,430
Deferred tax assets	831	734
Other noncurrent assets	12	12
Current liabilities	(26,473)	(26,473)
Deferred tax liabilities	(35,533)	(35,436)
Other noncurrent liabilities	(1,412)	(1,412)
Net assets acquired	157,761	157,799
Goodwill	183,729	183,691
Total purchase price, net of cash acquired	$341,490	$341,490
The fair value of acquired inventories of $42.8 million is valued at the estimated selling price less cost of disposal and reasonable profit for the selling effort. The fair value write-up of acquired work-in-process and finished goods inventory was $8.9 million, the amount of which was amortized over the expected turn of the acquired inventory. Accordingly, a $2.0 million incremental cost of sales charge associated with the fair value write-up of inventory acquired in the acquisition of SPG was recorded for the three months ended March 30, 2019
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
The acquired identifiable intangible assets are being amortized on a straight-line basis. The fair value of acquired identifiable intangible assets was determined using the “income approach”. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 inputs in the fair value hierarchy.
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
The final valuation of assets acquired and liabilities has been finalized except for the Company’s valuation of SPG’s tax accounts. The Company’s valuation of SPG’s tax accounts is provisional pending the completion of and the Company’s final review of SPG’s tax accounts and is expected to be completed next quarter. To the extent that the Company’s estimates require adjustment, the Company will modify the values.
Particle Sizing Systems
On January 22, 2018, the Company acquired Particle Sizing Systems, LLC (PSS), which provides particle sizing instrumentation for liquid applications to the semiconductor and life science industries. The acquired assets and assumed liabilities became part of the Company’s Advanced Materials Handling (AMH) segment. The transaction was accounted for under the acquisition method of accounting and the results of operations of PSS are included in the Company’s condensed consolidated financial statements since January 22, 2018. The acquisition does not constitute a material business combination.
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
Flex Concepts
On June 26, 2018, the Company acquired Flex Concepts, Inc. (Flex), a technology company focused on single-use fluid handling bags, tubing manifolds and hardware for the life sciences industry. The purchase price of Flex was for cash consideration of $1.9 million. The transaction was accounted for under the acquisition method of accounting and the results of operations of Flex are included in the Company’s condensed consolidated financial statements since June 26, 2018. The acquisition does not constitute a material business combination.
During the year ended December 31, 2018, the Company finalized its fair value determinations of the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management.
4. INVENTORIES
Inventories consist of the following:

(In thousands)	March 30, 2019	December 31, 2018
Raw materials	$93,099	$100,770
Work-in process	36,816	31,412
Finished goods	141,595	135,958
Total inventories	$271,510	$268,140
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2018	$301,423	191,708	$57,071	$550,202
Addition due to acquisitions	35,133	—	—	35,133
Purchase accounting adjustments	—	(39)	—	(39)
Foreign currency translation	(945)	186	—	(759)
March 30, 2019	$335,611	$191,855	$57,071	$584,537
Identifiable intangible assets at March 30, 2019 and December 31, 2018 consist of the following:

March 30, 2019
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$252,240	$183,261	$68,979
Trademarks and trade names	26,291	15,070	11,221
Customer relationships	331,186	139,623	191,563
Other	36,305	23,487	12,818
	$646,022	$361,441	$284,581

December 31, 2018
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$248,776	$176,421	$72,355
Trademarks and trade names	25,643	14,749	10,894
Customer relationships	328,050	133,068	194,982
Other	36,306	18,850	17,456
	$638,775	$343,088	$295,687
Future amortization expense during the remainder of 2019, the next four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated at March 30, 2019 to be the following:

(In thousands)	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Future amortization expense	$48,424	43,122	36,656	36,080	34,917	85,382	$284,581
6. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Basic—weighted common shares outstanding	135,299	141,581
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,393	2,071
Diluted—weighted common shares and common shares equivalent outstanding	136,692	143,652
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 30, 2019 and March 31, 2018:

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Shares excluded from calculations of diluted EPS	460	159
7. FAIR VALUE
Financial Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets that are measured at fair value on a recurring basis at March 30, 2019 and December 31, 2018. Level 1 inputs are based on quoted prices in active markets accessible at the reporting date for identical assets and liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in a market. Level 3 inputs are based on prices or valuations that require inputs that are significant to the valuation and are unobservable.

	March 30, 2019				December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other current assets
Foreign currency contracts(a)	$—	$82	$—	$82	$—	$—	$—	$—
Total assets measured and recorded at fair value	$—	$82	$—	$82	$—	$—	$—	$—
Liabilities:
Other accrued liabilities
Foreign currency contracts(a)	$—	$—	$—	$—	$—	$589	$—	$589
Total liabilities measured and recorded at fair value	$—	$—	$—	$—	$—	$589	$—	$589

(a)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.
A reconciliation of the net fair value of foreign currency contract assets and liabilities subject to master netting arrangements that are recorded in the March 30, 2019 and December 31, 2018 condensed consolidated balance sheets to the net fair value that could have been reported in the respective condensed consolidated balance sheets is as follows:

	March 30, 2019			December 31, 2018
(In thousands)	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheet	Net amount of assets in the condensed consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amount of liabilities in the condensed consolidated balance sheet
Foreign currency contracts	$82	$—	$82	$589	$—	$589

Gain (loss) associated with derivatives are recorded in other expense, net, in the condensed consolidated statements of operations. Gain (loss) associated with derivative instruments not designated as hedging instruments were as follows:

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Gain (loss) on foreign currency contracts	$82	$(1,914)
8. LEASES
Adoption of ASC ASU No. 2016-02, Leases On January 1, 2019, the Company adopted ASU No. 2016-02 using the modified retrospective method applied to existing leases in place as of January 1, 2019. Leases entered into after January 1, 2019 are presented under the provisions of ASU No. 2016-02, while prior periods are not adjusted and continue to be reported in accordance with previous accounting guidance. Leases commencing or renewing after the adoption date are evaluated based on the guidance in ASU No. 2016-02 and may result in more finance leases being recognized even for the renewal of previously classified operating leases.
The Company elected to adopt the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient pertaining to land easements, which allowed the Company to exclude evaluation of all existing land easements in connection with the adoption of the new lease requirements to assess whether they meet the definition of a lease. The Company did not elect the use-of hindsight practical expedient and therefore did not reassess the lease terms for purposes of calculation of the lease liabilities and right-of-use assets at the adoption date. The Company elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualified, the Company did not recognize right-of-use assets or lease liabilities, and this included not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate, and this included not separating lease and non-lease components for all leases other than leases of real estate in transition.
The Company adopted ASU 2016-02 using the modified retrospective method, recognizing the cumulative effect of application as an adjustment to the opening balance sheet. The standard had a material impact on our condensed consolidated balance sheets, but did not have a material impact on our condensed consolidated statement of income or cash flows. The most significant impact was the recognition of the right-of-use asset and lease liabilities for operating leases. As of March 30, 2019, we do not have any material finance leases.
The details of the impact of the changes made to the Company’s condense consolidated balance sheet date as of January 1, 2019, the date of adoption, are reflected in the following table.

(In thousands)	Debit/(Credit)
Right-of-use assets	$46,162
Prepaid rent	(646)
Short-term lease liability	(8,892)
Short-term deferred rent	274
Long-term lease liability	(42,639)
Long-term deferred rent	5,741
Deferred tax asset	11,629
Deferred tax liability	(11,629)
Leases As of March 30, 2019, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Our leases have remaining lease terms of 1 year to 13 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year. During the three months ended March 30, 2019, the Company has obtained $0.2 million of operating lease assets in exchange for lease obligations.
As of March 30, 2019, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet as follows:

(In thousands)	Classification	March 30, 2019
Assets
Right-of-use assets	Right-of-use assets	$43,868
Liabilities
Short-term lease liability	Other accrued liabilities	8,567
Long-term lease liability	Long-term lease liability	40,547
Total lease liabilities		$49,114
Expense for leases less than 12 months for the three months ended March 30, 2019 were not material. The components of lease expense for the three months ended March 30, 2019 are as follows:

(In thousands)	March 30, 2019
Operating lease cost	3,020
Other information related to the Company’s operating leases was as follows:

(In thousands)	March 30, 2019
Supplemental Cash Flow Information
Operating cash flows from leases	$2,595
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.72
Weighted average discount rate	5.1%
Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases
Remaining 2019	$8,454
2020	9,090
2021	6,985
2022	5,453
2023	5,218
Thereafter	27,142
Total	$62,342
Less: Interest	13,228
Present value of lease liabilities	$49,114
9. SEGMENT REPORTING
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

•
Advanced Materials Handling (AMH): AMH develops solutions to monitor, protect, transport, and deliver critical liquid chemistries, wafers, and substrates for a broad set of applications in the semiconductor industry and other high-technology industries.

In the first quarter of 2019, the Company has changed its definition of segment profit to include inter-segment sales. The Company updated its recognition of inter-segment sales to recognize the revenue and profit associated with products and components produced in one segment and supplied to another, before being sold to the ultimate end customer. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at approximate market prices. Inter-segment sales are presented as an elimination below. Segment profit is defined as net sales less direct and indirect segment operating expenses, including certain general and administrative costs for the Company’s human resources, finance and information technology functions. The remaining unallocated expenses consist mainly of the Company’s corporate functions as well as interest expense, amortization of intangible assets and income tax expense. Prior quarter information was recast to reflect the change in the Company’s definition of segment profit.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Net sales
SCEM	$124,470	$130,743
MC	157,706	118,923
AMH	116,064	124,078
Inter-segment elimination	(7,193)	(6,545)
Total net sales	$391,047	$367,199

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Segment profit
SCEM	$24,431	$30,921
MC	47,323	40,311
AMH	22,367	25,463
Total segment profit	$94,121	$96,695
The following table reconciles total segment profit to income before income taxes:

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Total segment profit	$94,121	$96,695
Less:
Amortization of intangible assets	18,657	11,669
Unallocated general and administrative expenses	27,973	6,553
Operating income	47,491	78,473
Interest expense	10,884	8,159
Interest income	(1,225)	(933)
Other (income) expense, net	(248)	139
Income before income tax expense	$38,080	$71,108

In the following tables, revenue is disaggregated by country or region for the three months ended March 30, 2019 and March 31, 2018, respectively.

	Three months ended March 30, 2019
(In thousands)	SCEM	MC	AMH	Inter-segment elimination	Total
Taiwan	$25,173	$38,490	$18,123	$—	$81,786
United States	32,738	27,582	38,546	(7,193)	91,673
South Korea	19,326	25,815	15,978	—	61,119
Japan	11,678	25,095	11,390	—	48,163
China	14,157	22,165	9,846	—	46,168
Europe	8,777	10,775	15,599	—	35,151
Southeast Asia	12,621	7,784	6,582	—	26,987
	$124,470	$157,706	$116,064	$(7,193)	$391,047

	Three months ended March 31, 2018
(In thousands)	SCEM	MC	AMH	Inter-segment elimination	Total
Taiwan	$27,642	$22,532	$14,917	$—	$65,091
United States	32,401	21,061	39,348	(6,545)	86,265
South Korea	20,327	19,823	22,588	—	62,738
Japan	14,506	25,992	11,032	—	51,530
China	14,980	13,304	12,211	—	40,495
Europe	7,796	9,684	15,407	—	32,887
Southeast Asia	13,091	6,527	8,575	—	28,193
	$130,743	$118,923	$124,078	$(6,545)	$367,199
10. SUBSEQUENT EVENTS
Versum Materials, Inc. Proposed Merger
On January 28, 2019, the Company and Versum Materials, Inc. (“Versum”), announced that they had entered into an Agreement and Plan of Merger, dated as of January 27, 2019 (the “Merger Agreement”), pursuant to which they agreed to combine in a merger of equals.

On April 8, 2019, Versum announced that its Board of Directors had received a revised proposal from Merck KGaA to acquire Versum and that Versum intended to terminate the Merger Agreement with Entegris and enter into a definitive agreement with respect to Merck’s proposal. On April 12, 2019, the Company received a termination notice from Versum terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, Entegris has received a $140.0 million termination fee from Versum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. These forward-looking statements could differ materially from actual results. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Overview
This overview is not a complete discussion of the Company’s financial condition, changes in financial condition and results of operations; it is intended merely to facilitate an understanding of the most salient aspects of the Company’s financial condition and operating performance and to provide a context for the detailed discussion and analysis that follows and must be read in its entirety in order to fully understand the Company’s financial condition and results of operations.
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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2019 end March 30, 2019, June 29, 2019, September 28, 2019 and December 31, 2019. Unaudited information for the three months ended March 30, 2019 and March 31, 2018 and the financial position as of March 30, 2019 and December 31, 2018 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results
For the three months ended March 30, 2019, net sales increased 6% to $391.0 million, compared to $367.2 million for the three months ended March 31, 2018. Included in the quarterly sales increase were sales from acquired businesses of $36.0 million and unfavorable foreign currency translation effects of $3.2 million. Exclusive of those factors, the Company’s sales decreased 2%. The decrease in revenue resulted from decreased customer demand from the semiconductor market compared to the previous quarter.
Sales were down 3% on a sequential basis over the fourth quarter of 2018, including sales from acquisitions of $2.1 million and favorable foreign currency translation effects of $1.3 million. Exclusive of those factors, the Company’s sales decreased 3%. The decrease in revenue resulted from decreased customer demand from the semiconductor market compared to the previous quarter.
Reflecting the net sales increase, the Company’s gross profit for the three months ended March 30, 2019 rose slightly to $177.4 million, up from $176.0 million for the three months ended March 31, 2018. The Company experienced a 45.4% gross margin rate for the three months ended March 30, 2019, compared to 47.9% in the comparable year-ago period. The gross margin decrease reflects an incremental cost-of-sales charge of $2.2 million associated with the sale of inventory acquired in the SAES Pure Gas business and the DSC business and less favorable sales mix.
The Company’s selling, general and administrative (SG&A) expenses increased by $24.0 million for the three months ended March 30, 2019 compared to the year-ago quarter, mainly due to deal costs associated with the terminated merger of Versum transaction and integration expense activity associated with other acquisitions.
As a result of the aforementioned factors, the Company reported net income of $32.7 million, or $0.24 per diluted share, for the quarter ended March 30, 2019, compared to net income of $57.6 million, or $0.40 per diluted share, a year ago.
On January 28, 2019, the Company and Versum Materials, Inc. (“Versum”), announced that they had entered into an Agreement and Plan of Merger, dated as of January 27, 2019 (the “Merger Agreement”), pursuant to which they agreed to combine in a merger of equals. On April 8, 2019, Versum announced that its Board of Directors had received a revised proposal from Merck KGaA to acquire Versum and that Versum intended to terminate the Merger Agreement with Entegris and enter into a definitive agreement with respect to Merck’s proposal. On April 12, 2019, the Company received a termination notice from Versum terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, Entegris has received a $140.0 million termination fee from Versum.
On March 8, 2019, the Company acquired Digital Specialty Chemicals Limited (DSC), which provides advanced materials to the specialty chemical, technology and pharmaceutical industries. The total purchase price of the acquisition was approximately $64.5 million, net of cash acquired. The acquisition does not constitute a material business combination. See note 3 to the condensed consolidated financial statements for additional information on the acquisition.
Cash and cash equivalents were $342.4 million at March 30, 2019, compared with cash and cash equivalents of $482.1 million at December 31, 2018. The Company had outstanding debt of $938.3 million at March 30, 2019, compared to $938.9 million at December 31, 2018.
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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to impairment of long-lived assets, goodwill, income taxes and business acquisitions. There have been no material changes in these aforementioned critical accounting policies.
Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018 and December 31, 2018
The following table compares operating results for the three months ended March 30, 2019 with results for the three months ended March 31, 2018 and December 31, 2018 both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	March 30, 2019		March 31, 2018		December 31, 2018
Net sales	$391,047	100.0%	$367,199	100.0%	$401,642	100.0%
Cost of sales	213,654	54.6	191,202	52.1	221,902	55.2
Gross profit	177,393	45.4	175,997	47.9	179,740	44.8
Selling, general and administrative expenses	82,254	21.0	58,269	15.9	60,707	15.1
Engineering, research and development expenses	28,991	7.4	27,586	7.5	30,675	7.6
Amortization of intangible assets	18,657	4.8	11,669	3.2	17,050	4.2
Operating income	47,491	12.1	78,473	21.4	71,308	17.8
Interest expense	10,884	2.8	8,159	2.2	9,652	2.4
Interest income	(1,225)	(0.3)	(933)	(0.3)	(1,226)	(0.3)
Other (income) expense, net	(248)	(0.1)	139	—	3,176	0.8
Income before income taxes	38,080	9.7	71,108	19.4	59,706	14.9
Income tax expense (benefit)	5,422	1.4	13,546	3.7	(21,078)	(5.2)
Net income	$32,658	8.4%	$57,562	15.7%	$80,784	20.1%
Net sales For the three months ended March 30, 2019, net sales increased by 6% to $391.0 million, compared to $367.2 million for the three months ended March 31, 2018. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended March 31, 2018	$367,199
Decrease associated with volume and pricing	(8,992)
Decrease associated with effect of foreign currency translation	(3,151)
Increase associated with acquired businesses	35,991
Net sales in the quarter ended March 30, 2019	$391,047
The sales increase was mainly due to sales associated with acquisitions of $36.0 million. In addition, there were unfavorable foreign currency translation effects of $3.2 million, mainly due to the weakening of the Japanese yen, the Euro, the Korean Won and the Taiwanese dollar relative to the U.S. dollar. Exclusive of these factors, sales decreased 2% for the quarter, mainly from a decreased customer demand from the semiconductor market compared to the previous quarter.
On a geographic basis, in the first quarter of 2019, total sales to Taiwan were 21%, to North America were 23%, to South Korea were 16%, to Japan were 12%, to China were 12%, to Europe were 9% and to Southeast Asia were 7% compared to prior year first quarter sales to Taiwan of 18%, to North America of 23%, to South Korea of 17%, to Japan of 14%, to China of 11% , to Europe of 9% and to Southeast Asia of 8%. Sales increased by 26%, 6%, 14%, 7% in Taiwan, North America, China and Europe, respectively, and decreased by 3%, 7% and 4% in South Korea, Japan and Southeast Asia, respectively, in the first quarter of 2019 compared to the prior year’s first quarter.
Sales were down 3% on a sequential basis over the fourth quarter of 2018, including sales associated with acquisitions of $2.1 million and favorable foreign currency translation effects of $1.3 million. Exclusive of those factors, the Company’s sales decreased 3%. The decrease in revenue resulted from decreased customer demand from the semiconductor market compared to the previous quarter.
Gross profit Due mainly to the inclusion of sales from its recent acquisitions, the Company’s gross profit rose 1% for the three months ended March 30, 2019 to $177.4 million, compared to $176.0 million for the three months ended March 31, 2018. The Company experienced a 45.4% gross margin rate for the three months ended March 30, 2019, compared to 47.9% in the comparable year-ago period. The gross margin decrease reflects an incremental cost of sales charge of $2.2 million associated with the sale of inventory acquired in the SAES Pure Gas business and the DSC business and less favorable sales mix.
Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $82.3 million for the three months ended March 30, 2019, up $24.0 million, or 41%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended March 31, 2018	$58,269
Integration costs	2,920
Deal costs	19,136
Other increases, net	1,929
Selling, general and administrative expenses in the quarter ended March 30, 2019	$82,254
Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies. ER&D expenses were $29.0 million in the three months ended March 30, 2019 compared to $27.6 million in the year-ago period. The increase for the quarter was mainly due to higher employee costs and the acquired SPG business ER&D infrastructure.
Amortization expenses Amortization of intangible assets was $18.7 million in the three months ended March 30, 2019 compared to $11.7 million for the three months ended March 31, 2018. The increase reflects the additional amortization expense associated with the SPG acquisition completed in the second quarter of 2018 and the DSC acquisition completed in the first quarter of 2019.
Interest income Interest income was $1.2 million in the three months ended March 30, 2019 respectively, compared to $0.9 million in the three months ended March 31, 2018, respectively. The increase in interest income for the three months ended March 30, 2019 compared to comparable previous year period was due to higher average interest rates.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $10.9 million in the three months ended March 30, 2019, compared to $8.2 million in the three months ended March 31, 2018. The increase reflects higher average debt levels.
Other (income) expense, net Other income, net was $0.2 million in the three months ended March 30, 2019 and consisted mainly of foreign currency transaction gains of $0.7 million, partially offset by $0.4 million charges of third-party costs associated with the amendment of the credit agreement.
Other expense, net was $0.1 million in the three months ended March 31, 2018, and consisted mainly of foreign currency transaction losses.
Income tax expense The Company recorded income tax expense of $5.4 million in the three months ended March 30, 2019, compared to income tax expense of $13.5 million in the three months ended March 31, 2018. The Company’s year-to-date effective tax rate was 14.2% in 2019, compared to 19.0% during the same period in 2018. Year-to-date income tax expense in 2019 and 2018 includes discrete benefits of $2.8 million and $5.7 million respectively, recorded in connection with share-based compensation. The tax rate in 2018 includes discrete charges of $2.6 million and $1.4 million related to Korean share repurchase withholding tax and a foreign exchange gain on undistributed earnings, respectively.
Net income Due to the factors noted above, the Company recorded net income of $32.7 million, or $0.24 per diluted share, in the three-month period ended March 30, 2019, compared to net income of $57.6 million, or $0.40 per diluted share, in the three-month period ended March 31, 2018.
Non-GAAP Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See the section “Non-GAAP Information” included below in this section for additional detail, including the definition of non-GAAP financial measures and the reconciliation of GAAP measures to the Company’s non-GAAP measures.
The Company’s non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share.
Adjusted EBITDA increased 3% to $108.9 million in the three-month period ended March 30, 2019, compared to $106.0 million in the three-month period ended March 31, 2018. Adjusted EBITDA, as a percent of net sales, decreased to 27.8% from 28.9% compared to the year-ago period. These results generally reflect the same factors underlying the Company’s GAAP results as described above.
Adjusted Operating Income increased 2% to $92.2 million in the three-month period ended March 30, 2019, compared to $90.1 million in the three-month period ended March 31, 2018. Adjusted Operating Income, as a percent of net sales, decreased to 23.6% from 24.5% in the year-ago period. Non-GAAP Earnings Per Share increased 6% to $0.50 in the three-month period ended March 30, 2019, compared to $0.47 in the three-month period ended March 31, 2018.

Segment Analysis

The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See note 9 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments for the three months ended March 30, 2019 and March 31, 2018.

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Specialty Chemicals and Engineered Materials
Net sales	$124,470	$130,743
Segment profit	24,431	30,921
Microcontamination Control
Net sales	157,706	118,923
Segment profit	47,323	40,311
Advanced Materials Handling
Net sales	116,064	124,078
Segment profit	22,367	25,463
Specialty Chemicals and Engineered Materials (SCEM)
For the first quarter of 2019, SCEM net sales decreased to $124.5 million, compared to $130.7 million in the comparable period last year. The sales decrease was due to decreased sales of specialty materials, specialty gases and surface prep and integration products, partially offset by sales from the acquisition of DSC in the first quarter of 2019. SCEM reported a segment profit of $24.4 million in the first quarter of 2019, down 21% from $30.9 million in the year-ago period. The segment profit decrease was primarily due to lower gross profit related to the decreased sales.
Microcontamination Control (MC)
For the first quarter of 2019, MC net sales increased to $157.7 million, compared to $118.9 million in the comparable period last year. The sales increase was due mainly due to the acquisition of SPG in the second quarter of 2018, which contributed $32.9 million of sales and to the strength in liquid chemistry filters for wet, etch, and clean applications. MC reported a segment profit of $47.3 million in the first quarter of 2019, up 17% from $40.3 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by a 16% increase in operating expenses, primarily due to SPG operating infrastructure.
Advanced Materials Handling (AMH)
For the first quarter of 2019, AMH net sales decreased to $116.1 million, compared to $124.1 million in the comparable period last year. The sales decrease was due to decrease sales of fluid handling products and wafer and reticle handling products. AMH reported a segment profit of $22.4 million in the first quarter of 2019, down 12% from $25.5 million in the year-ago period. The segment profit decrease was primarily due to lower gross profit related to the decreased sales.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $28.0 million in the first quarter of 2019, compared to $6.6 million in the first quarter of 2018. The $21.4 million increase mainly reflects a $22.1 million deal and integration charges related to the terminated Versum transaction.
Liquidity and Capital Resources
Operating activities Cash flows used in operating activities totaled $2.5 million in the three months ended March 30, 2019. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $80.9 million, mainly reflecting increases in accounts receivable and increase in refundable taxes and decreases in accounts payable and accrued liabilities.
Accounts receivable increased by $10.1 million during the three months ended March 30, 2019, or $9.1 million after accounting for foreign currency translation and receivables acquired from DSC, mainly reflecting the increase the Company’s DSO. The Company’s DSO was 54 days at March 30, 2019, compared to 50 days at December 31, 2018.

Inventories increased by $3.4 million during the three months ended March 30, 2019, or $2.1 million after accounting for foreign currency translation, inventory acquired from DSC and the provision for excess and obsolete inventory. The increase reflects higher levels of WIP and finished goods offset by lower raw materials.
Accounts payable and accrued liabilities decreased $47.7 million during the three months ended March 30, 2019, or decreased $45.0 million after accounting for foreign currency translation and liabilities assumed from DSC. The key component of the decrease was the payment of 2018 incentive compensation during the first quarter of 2019.
Income taxes payable and refundable income taxes reflects cash used of $42.9 million for the three months ended March 30, 2019.

Working capital at March 30, 2019 was $710.0 million, compared to $759.7 million as of December 31, 2018, and included $342.4 million in cash and cash equivalents, compared to cash and cash equivalents of $482.1 million as of December 31, 2018.

Investing activities Cash flows used in investing activities totaled $84.1 million in the three-month period ended March 30, 2019. Acquisition of property, plant and equipment totaled $34.5 million, which primarily reflected investments in equipment and tooling. As of March 30, 2019, the Company expects its full-year capital expenditures in 2019 to be approximately $110 million. As of March 30, 2019, the Company had outstanding capital purchase obligations of $23.8 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.
On March 8, 2019, the Company acquired DSC, which provides advanced materials to the specialty chemical, technology and pharmaceutical industries. The total purchase price of the acquisition was approximately $64.5 million. The acquisition does not constitute a material business combination.The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
Financing activities Cash flows used in financing activities totaled $52.9 million during the three-month period ended March 30, 2019. This included the Company’s payment of $1.0 million on its senior secured term loan, cash dividends of $9.5 million and the Company’s repurchase of shares of the Company’s common stock at a total cost of $35.3 million under the stock repurchase program authorized by the Company’s Board of Directors. In addition, the Company expended $7.7 million for taxes related to the net share settlement of equity awards under the Company’s stock plans, offset in part by proceeds of $0.9 million in connection with common shares issued under the Company’s stock plans.
As of March 30, 2019, the Company had outstanding long-term debt, including the current portion thereof, of $938.3 million, related to debt issued by the Company.
The Company has a senior secured revolving commitment facility (the “Revolving Facility”) in an aggregate amount of $300 million maturing November 6, 2023. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. At March 30, 2019, the only outstanding amounts under the Revolving Facility were undrawn outstanding letters of credit of $0.2 million.
Through March 30, 2019, the Company was in compliance with all applicable financial covenants included in the terms of its debt obligations.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $10.8 million. There were no outstanding borrowings under these lines of credit at March 30, 2019.
The Company believes that its cash and cash equivalents, funds available under its Revolving Facility and international credit facilities and cash flow generated from operations will be sufficient to meet its working capital and investment requirements for at least the next twelve months. If available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms.
At March 30, 2019, the Company’s shareholders’ equity was $1,000.5 million, down from $1,012.0 million at the beginning of the year. The decrease mainly reflected by the repurchase of the Company’s common stock at a total cost of $29.8 million, cash dividends paid of $9.5 million, the payment of $7.7 million for taxes related to the net share settlement of equity awards under the Company’s stock plans and foreign currency translation effects of $2.8 million, mainly associated with the strengthening of the U.S. dollar versus the Korean won. These decreases were offset partly by net income of $32.7 million, an increase to additional paid-in capital of $4.7 million associated with the Company’s share-based compensation expense and proceeds of $0.9 million in connection with common shares issued under the Company’s stock plans.

As of March 30, 2019, the Company’s resources included cash and cash equivalents of $342.4 million, funds available under its $300 million Revolving Facility and international credit facilities, and cash flow generated from operations. As of March 30, 2019, the amount of cash and cash equivalents held by foreign subsidiaries was $203.9 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
Recently adopted accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted.
Recently issued accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of accounting pronouncements recently issued by not yet adopted.
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
Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other (income) expense, net, (5) charge for fair value write-up of acquired inventory sold, (6) deal costs, (7) integration costs, (8) severance related to organizational realignment, (9) amortization of intangible assets and (10) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) deal costs, (3) integration costs, (4) severance related to organizational realignment, (5) amortization of intangible assets, (6) the tax effect of those adjustments to net income and certain discrete items and (7) the tax effect of the Tax Cuts and Jobs Act, stated on a per share basis.
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
The presentation of non-GAAP financial measures is not meant to be considered in isolation, as a substitute for, or superior to, financial measures or information provided in accordance with GAAP. Management strongly encourages investors to review the Company’s condensed consolidated financial statements in their entirety and to not rely on any single financial measure.
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
Third, there is no assurance the Company will not have future charges for fair value write-up of acquired inventory restructuring activities, deal costs, integration costs, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.

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
Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Net sales	$391,047	$367,199
Net income	$32,658	$57,562
Adjustments to net income
Income tax expense	5,422	13,546
Interest expense	10,884	8,159
Interest income	(1,225)	(933)
Other (income) expense, net	(248)	139
GAAP – Operating income	47,491	78,473
Charge for fair value write-up of acquired inventory sold	2,155	—
Deal costs	19,136	—
Integration costs	2,920	—
Severance related to organizational realignment	1,821	—
Amortization of intangible assets	18,657	11,669
Adjusted operating income	92,180	90,142
Depreciation	16,721	15,897
Adjusted EBITDA	$108,901	$106,039

Adjusted operating income – as a % of net sales	23.6%	24.5%
Adjusted EBITDA – as a % of net sales	27.8%	28.9%
Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended
(In thousands, except per share data)	March 30, 2019	March 31, 2018
Net income	$32,658	$57,562
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	2,155	—
Deal costs	19,547	—
Integration costs	2,920	—
Severance related to organizational realignment	1,821	—
Amortization of intangible assets	18,657	11,669
Tax effect of adjustments to net income and certain discrete tax items[1]	(9,864)	(2,710)
Tax effect of Tax Cuts and Jobs Act	$—	$1,494
Non-GAAP net income	$67,894	$68,015

Diluted earnings per common share	$0.24	$0.40
Effect of adjustments to net income	0.26	0.07
Diluted non-GAAP earnings per common share	$0.50	$0.47

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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 30, 2019, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of March 30, 2019. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of March 30, 2019, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company acquired the SAES Pure Gas business (SPG) on June 25, 2018. We are continuing to integrate SPG into the Company’s internal control over financial reporting.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of March 30, 2019, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended March 30, 2019.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 2, 2019	1,034,542	$28.79	1,034,542	$146,341,217
February 3 - March 2, 2019	—	$—	—	$—
March 3 - March 30, 2019	—	$—	—	$—
Total	1,034,542	$28.79	1,034,542	$143,641,217

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

ENTEGRIS, INC.

Date: April 25, 2019	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)