Form 10-Q
period 2019-06-29
ENTEGRIS INC
filed 2019-07-25
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
None
(Former name, former address and former fiscal year, if changed since last report)
 _______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	ENTG	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2019, there were 135,173,392 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2019
Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about future period guidance or projections; our performance relative to our markets; market and technology trends, including the duration and drivers of any growth trends; the development of new products and the success of their introductions; the focus of our engineering, research and development projects; our ability to execute on our business strategies; our capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the effect of the Tax Cuts and Jobs Act; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for our products and solutions; our ability to meet rapid demand shifts; our ability to continue technological innovation and introduce new products to meet our customers’ rapidly changing requirements; our concentrated customer base; our dependence on sole source and limited source suppliers; raw material shortages and price increases; our ability to identify, effect and integrate acquisitions, joint ventures or other transactions; our ability to effectively implement any organizational changes; our ability to protect and enforce intellectual property rights; operational, political and legal risks of our international operations; the level of, and obligations associated with, our indebtedness; and other risk factors and additional information described in our filings with the Securities and Exchange Commission, including under the heading “Risks Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 11, 2019, and in our other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update publicly any forward-looking statements contained herein.

PART 1.	FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$521,382	$482,062
Trade accounts and notes receivable, net of allowance for doubtful accounts of $1,649 and $893	218,682	222,055
Inventories, net	261,934	268,140
Deferred tax charges and refundable income taxes	18,741	17,393
Other current assets	27,715	39,688
Total current assets	1,048,454	1,029,338
Property, plant and equipment, net of accumulated depreciation of $493,641 and $461,222	445,254	419,529
Other assets:
Right-of-use assets	44,176	—
Goodwill	583,328	550,202
Intangible assets, net of accumulated amortization of $377,799 and $343,088	266,425	295,687
Deferred tax assets and other noncurrent tax assets	23,153	10,162
Other	13,932	12,723
Total assets	$2,424,722	$2,317,641
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$4,000	$4,000
Accounts payable	56,986	93,055
Accrued payroll and related benefits	47,520	78,288
Other accrued liabilities	70,263	62,732
Income taxes payable	36,371	31,593
Total current liabilities	215,140	269,668
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $10,325 and $11,137	933,675	934,863
Pension benefit obligations and other liabilities	42,898	31,795
Deferred tax liabilities and other noncurrent tax liabilities	89,848	69,290
Long-term lease liability	40,612	—
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 29, 2019 and December 31, 2018	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of June 29, 2019: 135,343,680 and 135,141,280; issued and outstanding shares as of December 31, 2018: 136,179,381 and 135,976,981	1,353	1,362
Treasury stock, at cost: 202,400 shares held as of June 29, 2019 and December 31, 2018	(7,112)	(7,112)
Additional paid-in capital	830,922	837,658
Retained earnings	315,511	213,753
Accumulated other comprehensive loss	(38,125)	(33,636)
Total equity	1,102,549	1,012,025
Total liabilities and equity	$2,424,722	$2,317,641
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$378,874	$383,059	$769,921	$750,258
Cost of sales	212,600	200,681	426,254	391,883
Gross profit	166,274	182,378	343,667	358,375
Selling, general and administrative expenses	64,150	65,200	146,404	123,469
Engineering, research and development expenses	30,624	30,231	59,615	57,817
Amortization of intangible assets	16,591	12,014	35,248	23,683
Operating income	54,909	74,933	102,400	153,406
Interest expense	11,315	8,296	22,199	16,455
Interest income	(1,623)	(1,371)	(2,848)	(2,304)
Other (income) expense, net	(122,015)	3,877	(122,263)	4,016
Income before income tax expense	167,232	64,131	205,312	135,239
Income tax expense	43,235	9,782	48,657	23,328
Net income	$123,997	$54,349	$156,655	$111,911

Basic net income per common share	$0.92	$0.38	$1.16	$0.79
Diluted net income per common share	$0.91	$0.38	$1.15	$0.78

Weighted shares outstanding:
Basic	135,378	141,701	135,338	141,641
Diluted	136,581	143,238	136,637	143,445
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$123,997	$54,349	$156,655	$111,911
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,712)	(12,626)	(4,499)	(8,791)
Pension liability adjustments	(14)	49	10	53
Other comprehensive loss	(1,726)	(12,577)	(4,489)	(8,738)
Comprehensive income	$122,271	$41,772	$152,166	$103,173
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings (deficit)	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2017	141,283	$1,413	—	$—	$867,699	$147,418	$(22,593)	$(919)	$993,018
Shares issued under stock plans	815	8	—	—	(13,658)	—	—	—	(13,650)
Share-based compensation expense	—	—	—	—	4,128	—	—	—	4,128
Repurchase and retirement of common stock	(296)	(3)	—	—	(1,809)	(8,187)	—	—	(9,999)
Dividends declared ($0.07 per share)	—	—	—	—	13	(9,926)	—	—	(9,913)
Pension liability adjustment	—	—	—	—	—	—	—	4	4
Foreign currency translation	—	—	—	—	—	—	3,835	—	3,835
Cumulative effect of change in accounting principle	—	—	—	—	—	(591)	—	—	(591)
Net income	—	—	—	—	—	57,562	—	—	57,562
Balance at March 31, 2018	141,802	$1,418	—	$—	$856,373	$186,276	$(18,758)	$(915)	$1,024,394
Shares issued under stock plans	171	1	—	—	2,263	—	—	—	2,264
Share-based compensation expense	—	—	—	—	4,429	—	—	—	4,429
Repurchase and retirement of common stock	(282)	(2)	—	—	(1,708)	(8,291)	—	—	(10,001)
Dividends declared ($0.07 per share)	—	—	—	—	—	(9,953)	—	—	(9,953)
Pension liability adjustment	—	—	—	—	—	—	—	49	49
Foreign currency translation	—	—	—	—	—	—	(12,626)	—	(12,626)
Net income	—	—	—	—	—	54,349	—	—	54,349
Balance at June 30, 2018	141,691	$1,417	—	$—	$861,357	$222,381	$(31,384)	$(866)	$1,052,905

Balance at December 31, 2018	136,179	$1,362	(202)	$(7,112)	$837,658	$213,753	$(32,776)	$(860)	$1,012,025
Shares issued under stock plans	572	5		—	(6,817)	—	—	—	(6,812)
Share-based compensation expense	—	—	—	—	4,653	—	—	—	4,653
Repurchase and retirement of common stock	(1,035)	(10)	—	—	(6,364)	(23,413)	—	—	(29,787)
Dividends declared ($0.07 per share)	—	—	—	—	7	(9,517)	—	—	(9,510)
Pension liability adjustment	—	—	—	—	—	—	—	24	24
Foreign currency translation	—	—	—	—	—	—	(2,787)	—	(2,787)
Net income	—	—	—	—	—	32,658	—	—	32,658
Balance at March 30, 2019	135,716	$1,357	(202)	$(7,112)	$829,137	$213,481	$(35,563)	$(836)	$1,000,464
Shares issued under stock plans	49	—		—	(572)	—	—	—	(572)
Share-based compensation expense	—	—	—	—	4,936	—	—	—	4,936
Repurchase and retirement of common stock	(422)	(4)	—	—	(2,579)	(12,417)	—	—	(15,000)
Dividends declared ($0.07 per share)	—	—	—	—	—	(9,550)	—	—	(9,550)
Pension liability adjustment	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation	—	—	—	—	—	—	(1,712)	—	(1,712)
Net income	—	—	—	—	—	123,997	—	—	123,997
Balance at June 29, 2019	135,343	$1,353	(202)	$(7,112)	$830,922	$315,511	$(37,275)	$(850)	$1,102,549

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	June 29, 2019	June 30, 2018
Operating activities:
Net income	$156,655	$111,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,317	31,699
Amortization	35,248	23,683
Share-based compensation expense	9,589	8,557
Provision for deferred income taxes	(2,157)	(1,757)
Other	8,297	4,640
Changes in operating assets and liabilities:
Trade accounts and notes receivable	5,436	2,687
Inventories	3,709	(22,472)
Accounts payable and accrued liabilities	(52,707)	(14,966)
Other current assets	13,028	1,976
Income taxes payable and refundable income taxes	15,391	(7,515)
Other	557	(1,337)
Net cash provided by operating activities	228,363	137,106
Investing activities:
Acquisition of property, plant and equipment	(60,101)	(47,437)
Acquisition of businesses, net of cash acquired	(49,267)	(380,225)
Other	197	1,905
Net cash used in investing activities	(109,171)	(425,757)
Financing activities:
Payments of long-term debt	(2,000)	(27,000)
Payments for dividends	(18,964)	(19,802)
Issuance of common stock	917	3,027
Repurchase of common stock	(50,321)	(20,000)
Taxes paid related to net share settlement of equity awards	(8,301)	(14,413)
Other	(497)	1,504
Net cash used in financing activities	(79,166)	(76,684)
Effect of exchange rate changes on cash and cash equivalents	(706)	(2,967)
Increase (decrease) in cash and cash equivalents	39,320	(368,302)
Cash and cash equivalents at beginning of period	482,062	625,408
Cash and cash equivalents at end of period	$521,382	$257,106

Supplemental Cash Flow Information	Six months ended
(In thousands)	June 29, 2019	June 30, 2018
Non-cash transactions:
Deferred acquisition payment	$14,001	$—
Contingent consideration obligation	$686	$—
Equipment purchases in accounts payable	$5,974	$8,090
Dividends payable	$96	$64
Schedule of interest and income taxes paid:
Interest paid	$21,637	$9,159
Income taxes paid, net of refunds received	$31,653	$31,881
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of June 29, 2019 and December 31, 2018, and the results of operations and comprehensive income for the three and six months ended June 29, 2019 and June 30, 2018, the equity statements as of and for the three and six-months periods ended June 29, 2019 and June 30, 2018, and cash flows for the six months ended June 29, 2019 and June 30, 2018.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $946.4 million at June 29, 2019, compared to the carrying amount of long-term debt, including current maturities, of $937.7 million at June 29, 2019.
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
The Company adopted ASU No. 2016-02 using the modified retrospective method. See Note 9 Leases to the condensed consolidated financial statements for further details.

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
Nature of goods and services The following is a description of principal activities from which the Company generates its revenues. The Company has three reportable segments. For more detailed information about reportable segments, see note 10 to the condensed consolidated financial statements. For each of the three reportable segments, the recognition of revenue regarding the nature of goods and services provided by the segments are similar and described below. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. For product sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognizes the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.
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

(In thousands)	June 29, 2019	December 31, 2018
Contract liabilities - current	$14,322	$15,364

Significant changes in the contract liabilities balances during the period are as follows:

Six Months Ended
(In thousands)	June 29, 2019
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(11,123)
Increases due to cash received, excluding amounts recognized as revenue during the period	10,082

3. ACQUISITIONS
Digital Specialty Chemicals
On March 8, 2019, the Company acquired Digital Specialty Chemicals Limited (DSC), a Toronto, Canada-based provider of advanced materials to the specialty chemical, technology, and pharmaceutical industries. DSC reports into the Specialty Chemicals and Engineered Materials division of the Company. The acquisition was accounted for under the acquisition method of accounting and the results of operations of DSC are included in the Company’s condensed consolidated financial statements as of and since March 8, 2019. Costs associated with the acquisition of DSC were $2.1 million for the six months ended June 29, 2019 and were expensed as incurred. These costs are included in selling, general and administrative expense in the Company’s condensed consolidated statements of operations. The acquisition does not constitute a material business combination.
The purchase price for DSC is $64.0 million, net of cash acquired. The purchase price includes (1) cash consideration of $49.7 million, or $49.3 million net of cash acquired, subject to revision for customary working capital adjustments, which was funded from the Company’s existing cash on hand, (2) a fixed deferred payment of $16.1 million that is due on March 31, 2022, recorded at $14.0 million representing the fair value of this fixed deferred payment as of the acquisition date, and (3) an earnout-based contingent consideration of $0.7 million based on the operating performance of DSC for a twelve-month period ended March 31, 2021.
The fair value of the fixed deferred payment was determined by taking the present value of this fixed deferred payment based on the term and discount factor. The fixed deferred payment is reflected in the pension benefit obligations and other liabilities in the Company’s condensed consolidated balance sheets.
Upon closing the acquisition, the Company recorded a contingent consideration obligation of $0.7 million representing the fair value of the earnout-based contingent consideration. This amount was estimated based on a Black Scholes model. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration obligation and reflected within the Company’s condensed consolidated statements of operations.
The purchase price of DSC exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $34.5 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.
The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition and as adjusted as of June 29, 2019:

(In thousands):	As of March 8, 2019	As of June 29, 2019
Trade accounts and note receivable, net	$1,840	$1,840
Inventories, net	5,523	4,353
Other current assets	1,389	1,391
Property, plant and equipment	16,791	16,652
Identifiable intangible assets	7,976	6,886
Right-of-use assets	79	79
Deferred tax asset	1,104	1,104
Other noncurrent assets	—	28
Accounts payable and accrued liabilities	(2,461)	(2,540)
Deferred tax liabilities	(2,861)	(318)
Long-term lease liability	(37)	(37)
Net assets acquired	29,343	29,438
Goodwill	35,133	34,516
Total purchase price, net of cash acquired	$64,476	$63,954

The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but not later than one year from the acquisition date. Given the size and complexity of the acquisition, the valuation of certain assets and liabilities is still being completed and is subject to final review. To the extent that the Company’s estimates require adjustment, the Company will modify the values.
SAES Pure Gas
On June 25, 2018, the Company acquired the SAES Pure Gas business (SPG) from SAES Getters S.p.A. for approximately $352.7 million in cash, or $341.5 million net of cash acquired, funded from the Company’s existing cash on hand. The acquisition was accounted for under the acquisition method of accounting and the results of operations of SPG are included in the Company’s condensed consolidated financial statements as of and since June 25, 2018. Direct costs of $4.8 million associated with the acquisition of SPG, consisting mainly of professional and consulting fees, were expensed as incurred for the year ended December 31, 2018. These costs are included in selling, general and administrative expense in the Company’s condensed consolidated statements of operations.
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
The following table summarizes the final allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at December 31, 2018 and as adjusted as of June 29, 2019:

(In thousands):	As of December 31, 2018	As of June 29, 2019
Trade accounts and note receivable, net	$19,173	$19,173
Inventories, net	42,758	42,758
Other current assets	1,322	706
Property, plant and equipment	6,653	6,653
Identifiable intangible assets	150,430	150,430
Deferred tax assets	831	734
Other noncurrent assets	12	12
Current liabilities	(26,473)	(26,473)
Deferred tax liabilities	(35,533)	(35,271)
Other noncurrent liabilities	(1,412)	(1,412)
Net assets acquired	157,761	157,310
Goodwill	183,729	184,180
Total purchase price, net of cash acquired	$341,490	$341,490

The fair value of acquired inventories of $42.8 million is valued at the estimated selling price less cost of disposal and reasonable profit for the selling effort. The fair value write-up of acquired work-in-process and finished goods inventory was $8.9 million, the amount of which was amortized over the expected turn of the acquired inventory. Accordingly, $0.0 million and $2.0 million incremental cost of sales charge associated with the fair value write-up of inventory acquired in the acquisition of SPG was recorded for the three and six months ended June 29, 2019, respectively.
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
The purchase price of SPG exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $184.2 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company’s ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill. No amount of goodwill is expected to be deductible for income tax purposes.
During the quarter ended June 29, 2019, the Company finalized its fair value determination of the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed was based on the information that was available as of the acquisitions date, and the expectations and assumptions that have been deemed reasonable by the Company’s management.
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
4. INVENTORIES
Inventories consist of the following:

(In thousands)	June 29, 2019	December 31, 2018
Raw materials	$84,711	$100,770
Work-in process	37,878	31,412
Finished goods	139,345	135,958
Total inventories, net	$261,934	$268,140

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2018	$301,423	191,708	$57,071	$550,202
Addition due to acquisitions	34,516	—	—	34,516
Purchase accounting adjustments	—	451	—	451
Foreign currency translation	(1,850)	9	—	(1,841)
June 29, 2019	$334,089	$192,168	$57,071	$583,328

Identifiable intangible assets at June 29, 2019 and December 31, 2018 consist of the following:

June 29, 2019
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$252,127	$190,191	$61,936
Trademarks and trade names	26,249	15,403	10,846
Customer relationships	329,545	146,189	183,356
Other	36,303	26,016	10,287
	$644,224	$377,799	$266,425

December 31, 2018
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$248,776	$176,421	$72,355
Trademarks and trade names	25,643	14,749	10,894
Customer relationships	328,050	133,068	194,982
Other	36,306	18,850	17,456
	$638,775	$343,088	$295,687

Future amortization expense during the remainder of 2019, the next four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated at June 29, 2019 to be the following:

(In thousands)	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Future amortization expense	$28,575	43,123	36,655	36,080	34,745	87,247	$266,425

6. INCOME TAX
The Company recorded income tax expense of $43.2 million and $48.7 million, respectively, in the three and six months ended June 29, 2019, compared to income tax expense of $9.8 million and $23.3 million, respectively in the three and six months ended June 30, 2018. The Company’s year-to-date effective tax rate was 23.7% in 2019, compared to 17.2% in 2018.
The increase in the effective tax rate from 2018 to 2019 primarily relates to a discrete charge of $9.4 million related to the reversal of a dividend received deduction benefit recorded in 2018. This discrete charge was recorded based on the issuance of final regulations during the quarter. Additionally, the Company received a termination fee from Versum Materials, Inc. based on the termination of the Versum Merger Agreement and recorded a discrete charge of $23.5 million related to the termination fee, net of associated expenses. As a result of the termination fee, the Company released a valuation allowance on federal capital loss carryforwards and recorded a discrete benefit of $2.4 million. The year-to-date income tax expense in 2019 and 2018 includes discrete benefits of $3.1 million and $6.1 million, respectively, recorded in connection with share-based compensation. The tax rate in 2018 included a discrete charge of $2.6 million related to an internal repurchase of shares of a Korean subsidiary.
7. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic—weighted common shares outstanding	135,378	141,701	135,338	141,641
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,203	1,537	1,299	1,804
Diluted—weighted common shares and common shares equivalent outstanding	136,581	143,238	136,637	143,445

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 29, 2019 and June 30, 2018:

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Shares excluded from calculations of diluted EPS	295	298	530	231

8. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and six months ended June 29, 2019 and June 30, 2018 consists of the following:

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Versum termination fee, net	$(122,000)	$—	$(122,000)	$—
(Gain) loss on foreign currency remeasurement	(203)	2,987	(923)	2,942
Other, net	188	890	660	1,074
Other (income) expense, net	$(122,015)	$3,877	$(122,263)	$4,016

Versum termination fee, net
On January 28, 2019, the Company and Versum Materials, Inc. (“Versum”) announced that they had entered into an Agreement and Plan of Merger, dated as of January 27, 2019 (the “Merger Agreement”), pursuant to which they agreed to combine in a merger of equals. On April 8, 2019, Versum announced that its Board of Directors had received a proposal from Merck KGaA to acquire Versum and that its Board of Directors had deemed such proposal as a “Superior Proposal” defined in the merger agreement. On April 12, 2019, the Company received a termination notice from Versum terminating the Merger Agreement. In accordance with the terms of the Merger Agreement, Entegris received a $140.0 million termination fee from Versum in the second quarter of 2019. Also in the second quarter of 2019, the Company paid a fee of $18.0 million to the third-party financial adviser it had engaged to assist with the transaction.
9. LEASES
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
The Company elected to adopt the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient pertaining to land easements, which allowed the Company to exclude evaluation of all existing land easements in connection with the adoption of the new lease requirements to assess whether they meet the definition of a lease. The Company did not elect the use-of-hindsight practical expedient and therefore did not reassess the lease terms for purposes of calculation of the lease liabilities and right-of-use assets at the adoption date. The Company elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualified, the Company did not recognize right-of-use assets or lease liabilities, and this included not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate, and this included not separating lease and non-lease components for all leases other than leases of real estate in transition.
The Company adopted ASU 2016-02 using the modified retrospective method, recognizing the cumulative effect of application as an adjustment to the opening balance sheet. The standard had a material impact on our condensed consolidated balance sheets, but did not have a material impact on our condensed consolidated statement of income or cash flows. The most significant impact was the recognition of the right-of-use asset and lease liabilities for operating leases. As of June 29, 2019, we do not have any material finance leases.
The details of the impact of the changes made to the Company’s condensed consolidated balance sheet date as of January 1, 2019, the date of adoption, are reflected in the following table.

(In thousands)	Debit/(Credit)
Right-of-use assets	$46,162
Prepaid rent	(646)
Short-term lease liability	(8,892)
Short-term deferred rent	274
Long-term lease liability	(42,639)
Long-term deferred rent	5,741
Deferred tax asset	11,629
Deferred tax liability	(11,629)

Leases As of June 29, 2019, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Our leases have remaining lease terms of 1 year to 13 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year. As of June 29, 2019, the Company has obtained $3.0 million of operating lease assets in exchange for lease obligations.
As of June 29, 2019, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet as follows:

(In thousands)	Classification	June 29, 2019
Assets
Right-of-use assets	Right-of-use assets	$44,176
Liabilities
Short-term lease liability	Other accrued liabilities	8,820
Long-term lease liability	Long-term lease liability	40,612
Total lease liabilities		$49,432

Expense for leases less than 12 months for the three and six months ended June 29, 2019 were not material. The components of lease expense for the three and six months ended June 29, 2019 are as follows:

	Three months ended	Six months ended
(In thousands)	June 29, 2019	June 29, 2019
Operating lease cost	$2,792	$5,812

The Company combines the amortization of the the ROU assets and the change in the operating lease liability in the same line item in the Statement of Cash Flows. Other information related to the Company’s operating leases was as follows:

(In thousands)	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$5,020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.43
Weighted average discount rate	5.1%
Future minimum lease payments for noncancellable operating leases as of June 29, 2019, were as follows:

(In thousands)	Operating Leases
Remaining 2019	$5,917
2020	9,990
2021	7,898
2022	5,898
2023	5,313
Thereafter	27,149
Total	$62,165
Less: Interest	12,733
Present value of lease liabilities	$49,432

Future minimum lease payments for noncancellable operating leases as of December 31, 2018, were as follows:

(In thousands)	Operating Leases
2019	$11,360
2020	8,906
2021	6,836
2022	5,431
2023	5,208
Thereafter	27,153
Total	$64,894

10. SEGMENT REPORTING
The Company’s financial segment reporting reflects an organizational alignment intended to leverage the Company’s unique portfolio of capabilities to create value for its customers by developing mission-critical solutions to maximize manufacturing yields and enable higher performance of devices. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers, and strategic and technology roadmaps. The Company leverages its expertise from these three segments to create new and increasingly integrated solutions for its customers. The Company’s business is reported in the following segments:

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

In the first quarter of 2019, the Company changed its definition of segment profit to include inter-segment sales. The Company updated its recognition of inter-segment sales to recognize the revenue and profit associated with products and components produced in one segment and supplied to another, before being sold to the ultimate end customer. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at approximate market prices. Inter-segment sales are presented as an elimination below. Segment profit is defined as net sales less direct and indirect segment operating expenses, including certain general and administrative costs for the Company’s human resources, finance and information technology functions. The remaining unallocated expenses consist mainly of the Company’s corporate functions as well as interest expense, amortization of intangible assets and income tax expense. Prior quarter information was recast to reflect the change in the Company’s definition of segment profit.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales
SCEM	$127,552	$134,336	$252,022	$265,079
MC	150,185	124,937	307,891	243,860
AMH	107,515	130,572	223,579	254,650
Inter-segment elimination	(6,378)	(6,786)	(13,571)	(13,331)
Total net sales	$378,874	$383,059	$769,921	$750,258

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment profit
SCEM	$24,000	$36,728	$48,431	$67,649
MC	43,126	37,214	90,449	77,525
AMH	15,043	25,542	37,410	51,005
Total segment profit	$82,169	$99,484	$176,290	$196,179

The following table reconciles total segment profit to income before income taxes:

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total segment profit	$82,169	$99,484	$176,290	$196,179
Less:
Amortization of intangible assets	16,591	12,014	35,248	23,683
Unallocated general and administrative expenses	10,669	12,537	38,642	19,090
Operating income	54,909	74,933	102,400	153,406
Interest expense	11,315	8,296	22,199	16,455
Interest income	(1,623)	(1,371)	(2,848)	(2,304)
Other (income) expense, net	(122,015)	3,877	(122,263)	4,016
Income before income tax expense	$167,232	$64,131	$205,312	$135,239

In the following tables, revenue is disaggregated by country or region for the three and six months ended June 29, 2019 and June 30, 2018, respectively.

	Three months ended June 29, 2019					Six months ended June 29, 2019
(In thousands)	SCEM	MC	AMH	Inter-segment	Total	SCEM	MC	AMH	Inter-segment	Total
Taiwan	$21,584	$31,205	$12,740	$—	$65,529	$46,757	$69,695	$30,863	$—	$147,315
United States	33,676	25,092	35,193	(6,378)	87,583	66,414	52,674	73,739	(13,571)	179,256
South Korea	17,696	28,531	16,766	—	62,993	37,022	54,346	32,744	—	124,112
Japan	15,089	24,721	11,954	—	51,764	26,767	49,816	23,344	—	99,927
China	20,413	22,538	10,653	—	53,604	34,570	44,703	20,499	—	99,772
Europe	7,652	11,402	14,408	—	33,462	16,429	22,177	30,007	—	68,613
Southeast Asia	11,442	6,696	5,801	—	23,939	24,063	14,480	12,383	—	50,926
	$127,552	$150,185	$107,515	$(6,378)	$378,874	$252,022	$307,891	$223,579	$(13,571)	$769,921

	Three months ended June 30, 2018					Six months ended June 30, 2018
(In thousands)	SCEM	MC	AMH	Inter-segment	Total	SCEM	MC	AMH	Inter-segment	Total
Taiwan	$26,575	$23,572	$17,280	$—	$67,427	$54,217	$46,104	$32,197	$—	$132,518
United States	34,128	20,528	35,996	(6,786)	83,866	66,529	41,589	75,344	(13,331)	170,131
South Korea	20,791	19,982	23,961	—	64,734	41,118	39,805	46,549	—	127,472
Japan	14,060	28,545	12,079	—	54,684	28,566	54,537	23,111	—	106,214
China	16,726	15,753	14,319	—	46,798	31,706	29,057	26,530	—	87,293
Europe	7,970	10,406	17,553	—	35,929	15,766	20,090	32,960	—	68,816
Southeast Asia	14,086	6,151	9,384	—	29,621	27,177	12,678	17,959	—	57,814
	$134,336	$124,937	$130,572	$(6,786)	$383,059	$265,079	$243,860	$254,650	$(13,331)	$750,258

11. SUBSEQUENT EVENTS
On July 15, 2019, the Company acquired MPD Chemicals, a provider of advanced materials to the specialty chemical, technology, and life sciences industries. The Company acquired MPD Chemicals for approximately $165.0 million, subject to customary purchase price adjustments. The Company funded the acquisition from its available cash. MPD Chemicals will be a part of the SCEM segment.

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
Our technology portfolio includes approximately 21,000 standard and customized products and solutions to achieve the highest levels of purity and performance that are essential to the manufacture of semiconductors, flat panel displays, light emitting diodes or LEDs, high-purity chemicals, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. The majority of our products are consumed at various times throughout the manufacturing process, with demand driven in part by the level of semiconductor and other manufacturing activity.
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
Our business is organized and operated in three operating segments which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials, or SCEM, segment provides high-performance and high-purity process chemistries, gases, and materials, and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes. The Microcontamination Control, or MC, segment offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling, or AMH, segment develops solutions to monitor, protect, transport, and deliver critical liquid chemistries, wafers and other substrates for a broad set of applications in the semiconductor industry and other high-technology industries. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers, and strategic and technology roadmaps. We leverage our expertise from these three segments to create new and increasingly integrated solutions for our customers. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2019 end March 30, 2019, June 29, 2019, September 28, 2019 and December 31, 2019. Unaudited information for the three and six months ended June 29, 2019 and June 30, 2018 and the financial position as of June 29, 2019 and December 31, 2018 are included in this Quarterly Report on Form 10-Q.
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

Overall Summary of Financial Results
For the three months ended June 29, 2019, net sales decreased 1% to $378.9 million, compared to $383.1 million for the three months ended June 30, 2018. Included in the quarterly sales were sales from acquired businesses of $32.3 million and unfavorable foreign currency translation effects of $2.8 million. Exclusive of those factors, the Company’s sales decreased 9%. The decrease in revenue resulted from decreased customer demand from the semiconductor market compared to the year-ago quarter.
Sales were down 3% on a sequential basis over the first quarter of 2019, including unfavorable foreign currency translation effects of $0.6 million. Exclusive of that factor, the Company’s sales decreased 3%. The decrease in revenue resulted from decreased customer demand from the semiconductor market compared to the prior year quarter.
Reflecting the net sales decrease, the Company’s gross profit for the three months ended June 29, 2019 decreased to $166.3 million, down from $182.4 million for the three months ended June 30, 2018. The Company experienced a 43.9% gross margin rate for the three months ended June 29, 2019, compared to 47.6% in the comparable year-ago period. The gross margin decrease reflects lower factory utilization associated with weaker sales levels and an unfavorable sales mix.
The Company’s selling, general and administrative (SG&A) expenses decreased by $1.1 million for the three months ended June 29, 2019 compared to the year-ago quarter, mainly due to lower deal costs offset by higher employee costs and professional fees.
The Company’s other income, net increased by $125.9 million for the three months ended June 29, 2019 compared to the year-ago quarter, mainly due to the net proceeds received of $122.0 million resulting from the termination of the merger agreement with Versum. See note 8 to condensed consolidated financial statements for additional information.
As a result of the aforementioned factors, the Company reported net income of $124.0 million, or $0.91 per diluted share, for the quarter ended June 29, 2019, compared to net income of $54.3 million, or $0.38 per diluted share, a year ago.
On March 8, 2019, the Company acquired Digital Specialty Chemicals Limited (DSC), which provides advanced materials to the specialty chemical, technology and pharmaceutical industries. The total purchase price of the acquisition was approximately $64.0 million, net of cash acquired. The acquisition does not constitute a material business combination. See note 3 to the condensed consolidated financial statements for additional information on the acquisition.
On July 15, 2019, the Company acquired MPD Chemicals, a provider of advanced materials to the specialty chemical, technology, and life sciences industries. The Company acquired MPD Chemicals for approximately $165 million, subject to customary purchase price adjustments. The Company funded the acquisition from its available cash. The acquisition does not constitute a material business combination.
Cash and cash equivalents were $521.4 million at June 29, 2019, compared with cash and cash equivalents of $482.1 million at December 31, 2018. The Company had outstanding debt of $937.7 million at June 29, 2019, compared to $938.9 million at December 31, 2018.
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

Three and Six Months Ended June 29, 2019 Compared to Three and Six Months Ended June 30, 2018 and Three Months Ended March 30, 2019
The following table compares operating results for the three and six months ended June 29, 2019 with results for the three and six months ended June 30, 2018 and three months ended March 30, 2019 both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Six months ended
(Dollars in thousands)	June 29, 2019		June 30, 2018		March 30, 2019		June 29, 2019		June 30, 2018
Net sales	$378,874	100.0%	$383,059	100.0%	$391,047	100.0%	$769,921	100.0%	$750,258	100.0%
Cost of sales	212,600	56.1	200,681	52.4	213,654	54.6	426,254	55.4	391,883	52.2
Gross profit	166,274	43.9	182,378	47.6	177,393	45.4	343,667	44.6	358,375	47.8
Selling, general and administrative expenses	64,150	16.9	65,200	17.0	82,254	21.0	146,404	19.0	123,469	16.5
Engineering, research and development expenses	30,624	8.1	30,231	7.9	28,991	7.4	59,615	7.7	57,817	7.7
Amortization of intangible assets	16,591	4.4	12,014	3.1	18,657	4.8	35,248	4.6	23,683	3.2
Operating income	54,909	14.5	74,933	19.6	47,491	12.1	102,400	13.3	153,406	20.4
Interest expense	11,315	3.0	8,296	2.2	10,884	2.8	22,199	2.9	16,455	2.2
Interest income	(1,623)	(0.4)	(1,371)	(0.4)	(1,225)	(0.3)	(2,848)	(0.4)	(2,304)	(0.3)
Other (income) expense, net	(122,015)	(32.2)	3,877	1.0	(248)	(0.1)	(122,263)	(15.9)	4,016	0.5
Income before income taxes	167,232	44.1	64,131	16.7	38,080	9.7	205,312	26.7	135,239	18.0
Income tax expense	43,235	11.4	9,782	2.6	5,422	1.4	48,657	6.3	23,328	3.1
Net income	$123,997	32.7%	$54,349	14.2%	$32,658	8.4%	$156,655	20.3%	$111,911	14.9%
Net sales For the three months ended June 29, 2019, net sales decreased by 1% to $378.9 million, compared to $383.1 million for the three months ended June 30, 2018. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended June 30, 2018	$383,059
Decrease associated with volume	(33,636)
Decrease associated with effect of foreign currency translation	(2,847)
Increase associated with acquired businesses	32,298
Net sales in the quarter ended June 29, 2019	$378,874
Included in the sales decrease were sales associated with acquisitions of $32.3 million. In addition, there were unfavorable foreign currency translation effects of $2.8 million, mainly due to the weakening of the Korean Won relative to the U.S. dollar. Exclusive of these factors, sales decreased 9% for the quarter, mainly from a decreased customer demand from the semiconductor market compared to the year-ago quarter.
Sales percentage on a geographic basis for the three months ended June 29, 2019 and June 30, 2018 and the percentage increase (decrease) in sales for the three months ended June 29, 2019 compared to the sales for the three months ended June 30, 2018 were as follows:

	Three months ended
	June 29, 2019	June 30, 2018	Percentage increase (decrease) in sales
Taiwan	17%	18%	(3)%
North America	23%	22%	4%
South Korea	17%	17%	(3)%
Japan	14%	14%	(5)%
China	14%	12%	15%
Europe	9%	9%	(7)%
Southeast Asia	6%	8%	(19)%
Sales were down 3% on a sequential basis over the first quarter of 2019, including unfavorable foreign currency translation effects of $0.6 million. Exclusive of that factor, the Company’s sales decreased 3%. The decrease in revenue resulted from decreased customer demand from the semiconductor market compared to the previous quarter.
Net sales for the six months ended June 29, 2019 were $769.9 million, up 3% from $750.3 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is present in the following table:

(In thousands)
Net sales in the six months ended June 30, 2018	$750,258
Decrease associated with volume, pricing and mix	(42,628)
Decrease associated with effect of foreign currency translation	(5,998)
Increase associated with acquired businesses	68,289
Net sales in the six months ended June 29, 2019	$769,921
Gross profit The Company’s gross profit declined 9% for the three months ended June 29, 2019 to $166.3 million, compared to $182.4 million for the three months ended June 30, 2018. The Company experienced a 43.9% gross margin rate for the three months ended June 29, 2019, compared to 47.6% in the comparable year-ago period. The gross profit and gross margin decrease reflects lower factory utilization associated with weaker sales levels and an unfavorable sales mix.
For the six months ended June 29, 2019, the Company’s gross profit declined 4% to $343.7 million, compared to $358.4 million for the six months ended June 30, 2018. The Company experienced a 44.6% gross margin rate for the six months ended June 29, 2019, compared to 47.8% in the comparable year-ago period. The gross profit and gross margin decrease reflects lower factory utilization associated with weaker sales levels and an unfavorable sales mix. In addition, the gross profit and gross margin figures include an incremental cost of sales charge of $2.9 million and $0.2 million associated with the sale of inventory acquired in the SAES Pure Gas business and DSC business for the six months ended June 29, 2019 and June 30, 2018, respectively.
Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses were $64.2 million for the three months ended June 29, 2019, down $1.1 million, or 2%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended June 30, 2018	$65,200
Deal costs	(3,957)
Integration costs	67
Employee costs	1,537
Professional fees	2,035
Other decreases, net	(732)
Selling, general and administrative expenses in the quarter ended June 29, 2019	$64,150
SG&A expenses were $146.4 million for the first six months of 2019, up 18.6%, compared to SG&A expenses of $123.5 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the six months ended June 30, 2018	$123,469
Deal costs	15,179
Integration costs	2,987
Professional fees	1,846
Employee costs	2,299
Other increases, net	624
Selling, general and administrative expenses in the six months ended June 29, 2019	$146,404
Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines, and the development of new products and manufacturing technologies. ER&D expenses were $30.6 million in the three months ended June 29, 2019 compared to $30.2 million in the year-ago period. The increase for the quarter was mainly due to higher employee costs and the acquired SPG business ER&D infrastructure, offset by lower project costs.
ER&D expenses increased 3% to $59.6 million in the first six months of 2019, compared to $57.8 million in the year ago period, primarily due to higher employee costs and the acquired SPG business ER&D infrastructure, offset by lower project costs.
Amortization expenses Amortization of intangible assets was $16.6 million in the three months ended June 29, 2019 compared to $12.0 million for the three months ended June 30, 2018. The increase reflects the additional amortization expense associated with the SPG acquisition completed in the second quarter of 2018 and the DSC acquisition completed in the first quarter of 2019.
Amortization of intangible assets was $35.2 million in the first six months ended June 29, 2019 compared to $23.7 million for the first six months ended June 30, 2018. The increase reflects the additional amortization for SPG acquisition and DSC acquisition.
Interest income Interest income was $1.6 million and $2.8 million in the three and six months ended June 29, 2019, respectively, compared to $1.4 million and $2.3 million in the three and six months ended June 30, 2018, respectively. The increase in interest income for the three and six months ended June 29, 2019 compared to comparable previous year periods was due to higher average cash levels earning a higher interest rate.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $11.3 million in the three months ended June 29, 2019 compared to $8.3 million in the three months ended June 30, 2018. The increase reflects higher average debt levels.
Interest expense was $22.2 million in the six-month period ended June 29, 2019, compared to $16.5 million in the six-month period ended June 30, 2018. The increase reflects higher average debt levels.
Other (income) expense, net Other income, net was $122.0 million and $122.3 million in the three and six months ended June 29, 2019 and consisted mainly of net proceeds received of $122.0 million resulting from the termination of the merger agreement with Versum.
Other expense, net was $3.9 million in the three months ended June 30, 2018 and consisted mainly of foreign currency transaction losses of $3.0 million and penalty charges of $0.9 million. Other expense, net was $4.0 million in the six months ended June 30, 2018 and consisted mainly of foreign currency transaction losses of $2.9 million and penalty charges of of $0.9 million.
Income tax expense The Company recorded income tax expense of $43.2 million and $48.7 million, respectively, in the three and six months ended June 29, 2019, compared to income tax expense of $9.8 million and $23.3 million, respectively, in the three and six months ended June 30, 2018. The Company’s year-to-date effective tax rate was 23.7% in 2019, compared to 17.2% in 2018. The tax rate in 2019 includes a discrete tax charge of $9.4 million related to the reversal of a dividend received deduction recorded in 2018. This discrete charge was recorded based on the issuance of final regulations during the quarter. Additionally, the Company received a termination fee from Versum based on the termination of the Versum Merger Agreement and recorded a discrete charge of $23.5 million related to the termination fee, net of associated expenses. As a result of the termination fee, the Company released a valuation allowance on federal capital loss carryforwards and recorded a discrete benefit of $2.4 million. The tax rate in 2018 included a discrete charge of $2.6 million related to an internal repurchase of shares of a Korean subsidiary.
Net income Due to the factors noted above, the Company recorded net income of $124.0 million, or $0.91 per diluted share, in the three-month period ended June 29, 2019, compared to net income of $54.3 million, or $0.38 per diluted share, in the three-month period ended June 30, 2018. In the six-month period ended June 29, 2019, the Company recorded net income of $156.7 million, or $1.15 per diluted share, compared to net income of $111.9 million, or $0.78 per diluted share, in the six-month period ended June 30, 2018.
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
Adjusted EBITDA decreased 13% to $95.4 million in the three-month period ended June 29, 2019, compared to $109.3 million in the three-month period ended June 30, 2018. Adjusted EBITDA, as a percent of net sales, decreased to 25.2% from 28.5% in the year-ago period. Adjusted EBITDA decreased 5% to $204.3 million in the six-month period ended June 29, 2019, compared to $215.3 million in the six-month period ended June 30, 2018. In the six-month period ended June 29, 2019, Adjusted EBITDA, as a percent of net sales, decreased to 26.5% from 28.7% in the year-ago period.

Adjusted Operating Income decreased 18% to $76.8 million in the three-month period ended June 29, 2019, compared to $93.5 million in the three-month period ended June 30, 2018. Adjusted Operating Income, as a percent of net sales, decreased to 20.3% from 24.4% in the year-ago period. Adjusted Operating Income decreased 8% to $169.0 million in the six-month period ended June 29, 2019, compared to $183.6 million in the six-month period ended June 30, 2018. In the six-month period ended June 29, 2019, Adjusted Operating Income, as a percent of net sales, decreased to 21.9% from 24.5% in the year-ago period.

Non-GAAP Earnings Per Share decreased 20% to $0.39 in the three-month period ended June 29, 2019, compared to $0.49 in the three-month period ended June 30, 2018. Non-GAAP Earnings Per Share decreased 7% to $0.89 in the six-month period ended June 29, 2019, compared to $0.96 in the six-month period ended June 30, 2018.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion on the results of operations of these three business segments. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments for the three months ended June 29, 2019, June 30, 2018 and March 30, 2019 and six months ended June 29, 2019 and June 30, 2018.

	Three months ended			Six months ended
(In thousands)	June 29, 2019	June 30, 2018	March 30, 2019	June 29, 2019	June 30, 2018
Specialty Chemicals and Engineered Materials
Net sales	$127,552	$134,336	$124,470	$252,022	$265,079
Segment profit	24,000	36,728	24,431	48,431	67,649
Microcontamination Control
Net sales	150,185	124,937	157,706	307,891	243,860
Segment profit	43,126	37,214	47,323	90,449	77,525
Advanced Materials Handling
Net sales	107,515	130,572	116,064	223,579	254,650
Segment profit	15,043	25,542	22,367	37,410	51,005
Specialty Chemicals and Engineered Materials (SCEM)
For the second quarter of 2019, SCEM net sales decreased to $127.6 million, compared to $134.3 million in the comparable period last year. The sales decrease was due to decreased sales of specialty materials, specialty gases and surface prep and integration products, partially offset by sales from the acquisition of DSC in the first quarter of 2019 and advanced deposition products. SCEM reported a segment profit of $24.0 million in the second quarter of 2019, down 35% from $36.7 million in the year-ago period. The segment profit decrease was primarily due to lower gross profit related to the decreased sales and unfavorable product mix offset by a 1% decrease in operating expenses.
For the six months ended June 29, 2019, SCEM net sales decreased to $252.0 million, compared to $265.1 million in the comparable period last year. The sales decrease was due to decreased sales of specialty materials, specialty gases and surface prep and integration products, partially offset by sales from the acquisition of DSC in the first quarter of 2019 and advanced deposition products. SCEM reported a segment profit of $48.4 million in the six months ended June 29, 2019, down 28% from $67.6 million in the year-ago period also due to lower sales levels, with operating expenses flat compared to the same period a year-ago.

Microcontamination Control (MC)
For the second quarter of 2019, MC net sales increased to $150.2 million, compared to $124.9 million in the comparable period last year. The sales increase was mainly due to the acquisition of SPG in the second quarter of 2018, which contributed $33.2 million of sales, offset partially by weakened sales from gas microcontamination products. MC reported a segment profit of $43.1 million in the second quarter of 2019, up 16% from $37.2 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by a 7% increase in operating expenses, primarily due to SPG operating infrastructure.
For the six months ended June 29, 2019, MC net sales increased to $307.9 million, compared to $243.9 million in the comparable period last year. The sales increase was due mainly due to the acquisition of SPG in the second quarter of 2018, which contributed $66.1 million of sales and improved sales from liquid chemistry filters for wet, etch and clean applications, partially offset by weakened sales from gas microcontamination products. MC reported a segment profit of $90.4 million in the six months ended June 29, 2019, up 17% from $77.5 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales, partially offset by a 11% increase in operating expenses, primarily due to higher employee costs and SPG operating infrastructure.
Advanced Materials Handling (AMH)
For the second quarter of 2019, AMH net sales decreased to $107.5 million, compared to $130.6 million in the comparable period last year. The sales decrease was mainly due to decreased sales of fluid handling products, liquid packaging and dispense products and wafer and reticle handling products. AMH reported a segment profit of $15.0 million in the second quarter of 2019, down 41% from $25.5 million in the year-ago period. The segment profit decrease was primarily due to lower gross profit related to the decreased sales, partially offset by 3% decrease in operating expense.
For the six months ended June 29, 2019, AMH net sales decreased to $223.6 million, compared to $254.7 million in the comparable period last year. This decrease was mainly due to decreased sales of fluid handling products, liquid packaging and dispense products and wafer and reticle handling products. AMH reported a segment profit of $37.4 million in the six months ended June 29, 2019, down 27% from $51.0 million in the year-ago period. The segment profit decrease was primarily due to lower gross profit related the decreased sales, partially offset by a 2% decrease in operating expenses.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $10.7 million in the second quarter of 2019, compared to $12.5 million in the second quarter of 2018. The $1.9 million decrease mainly reflects a decrease in deal costs of $4.0 million, partially offset by higher professional fees of $2.2 million.
Unallocated general and administrative expenses for the six months ended June 29, 2019 totaled $38.6 million, up from $19.1 million in the six months ended June 30, 2018. The $19.6 million increase mainly reflects the deal and integration costs of $18.2 million referenced in the discussion of SG&A above and higher professional fees of $2.3 million.

Liquidity and Capital Resources
Operating activities Cash flows provided by operating activities totaled $228.4 million in the six months ended June 29, 2019. Operating cash flows reflecting net income adjusted for non-cash expenses (such as depreciation, amortization and share-based compensation) was offset by changes in operating assets and liabilities of $14.6 million, mainly reflecting decreases in accounts payable and accrued liabilities, offset by decreases in other current assets and increases in deferred tax liabilities and income tax payable.
Accounts receivable decreased by $3.4 million during the six months ended June 29, 2019, or $5.4 million after accounting for foreign currency translation and receivables acquired from DSC, mainly reflecting the decrease in the Company sales, offset by the increase in the Company’s DSO. The Company’s DSO was 53 days at June 29, 2019, compared to 50 days at December 31, 2018.
Inventories decreased by $6.2 million during the six months ended June 29, 2019, or $3.7 million after accounting for foreign currency translation, inventory acquired from DSC and the provision for excess and obsolete inventory. The decrease reflects lower levels of raw materials offset by higher levels of WIP and finished goods.
Accounts payable and accrued liabilities decreased $59.3 million during the six months ended June 29, 2019, or decreased $52.7 million after accounting for foreign currency translation and liabilities assumed from DSC. The key component of the decrease was timing of payments related to accounts payable for 2019 compared to previous year and the higher incentive compensation payment paid out in 2019 compared to the comparable previous period.

Working capital at June 29, 2019 was $833.3 million, compared to $759.7 million as of December 31, 2018, and included $521.4 million in cash and cash equivalents, compared to cash and cash equivalents of $482.1 million as of December 31, 2018.

Investing activities Cash flows used in investing activities totaled $109.2 million in the six-month period ended June 29, 2019. Acquisition of property, plant and equipment totaled $60.1 million, which primarily reflected investments in equipment and tooling. As of June 29, 2019, the Company expects its full-year capital expenditures in 2019 to be approximately $110 million. As of June 29, 2019, the Company had outstanding capital purchase obligations of $29.4 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.
On March 8, 2019, the Company acquired DSC, which provides advanced materials to the specialty chemical, technology and pharmaceutical industries. The total purchase price of the acquisition was approximately $64.0 million. The acquisition does not constitute a material business combination.The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
Financing activities Cash flows used in financing activities totaled $79.2 million during the six-month period ended June 29, 2019. This included the Company’s payment of $2 million on its senior secured term loan, cash dividends of $19.0 million and the Company’s repurchase of shares of the Company’s common stock at a total cost of $50.3 million under the stock repurchase program authorized by the Company’s Board of Directors. In addition, the Company expended $8.3 million for taxes related to the net share settlement of equity awards under the Company’s stock plans, offset in part by proceeds of $0.9 million in connection with common shares issued under the Company’s stock plans.
As of June 29, 2019, the Company had outstanding long-term debt, including the current portion thereof, of $937.7 million, related to debt issued by the Company.
The Company has a senior secured revolving commitment facility (the “Revolving Facility”) in an aggregate amount of $300 million maturing November 6, 2023. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus, an applicable margin. At June 29, 2019, the only outstanding amounts under the Revolving Facility were undrawn outstanding letters of credit of $0.2 million.
Through June 29, 2019, the Company was in compliance with all applicable financial covenants included in the terms of its debt obligations.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.1 million. There were no outstanding borrowings under these lines of credit at June 29, 2019.
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
At June 29, 2019, the Company’s shareholders’ equity was $1,102.5 million, up from $1,012.0 million at the beginning of the year. The increase mainly reflects an increase in net income of $156.7 million, an increase to additional paid-in capital of $9.6 million associated with the Company’s share-based compensation expense and proceeds of $0.9 million in connection with common shares issued under the Company’s stock plan. These increases were offset partly by the repurchase of the Company’s common stock at a total cost of $44.8 million, cash dividends declared of $19.1 million, the payment of $8.3 million for taxes related to the net share settlement of equity awards under the Company’s stock plans and foreign currency translation effects of $4.5 million, mainly associated with the strengthening of the U.S. dollar versus the Korean won.
As of June 29, 2019, the Company’s resources included cash and cash equivalents of $521.4 million, funds available under its $300 million Revolving Facility and international credit facilities, and cash flow generated from operations. As of June 29, 2019, the amount of cash and cash equivalents held by foreign subsidiaries was $170.1 million. These amounts held by foreign subsidiaries, certain of which are associated with indefinitely reinvested foreign earnings, may be subject to U.S. income taxation on repatriation to the United States. The Company does not anticipate the need to repatriate funds associated with indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. The Company believes its existing balances of domestic cash and cash equivalents, available cash and cash equivalents held by foreign subsidiaries not associated with indefinitely reinvested foreign earnings and operating cash flows will be sufficient to meet the Company’s domestic cash needs arising in the ordinary course of business for the next twelve months.
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
Adjusted EBITDA, a non-GAAP term, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other (income) expense, net, (5) charge for fair value write-up of acquired inventory sold, (6) deal costs, (7) integration costs, (8) severance and restructuring costs, (9) amortization of intangible assets and (10) depreciation. Adjusted Operating Income, another non-GAAP term, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP EPS, a non-GAAP term, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) deal costs, (3) integration costs, (4) severance and restructuring costs, (5) the Versum termination fee, net, (6) amortization of intangible assets, (7) the tax effect of a legal entity restructuring, (8) the tax effect of those adjustments to net income and certain discrete items and (9) the tax effect of the Tax Cuts and Jobs Act, stated on a per share basis.
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
Third, there is no assurance the Company will not have future charges for fair value write-up of acquired inventory, restructuring activities, deal costs, integration costs, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items from the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.
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
Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$378,874	$383,059	$769,921	$750,258
Net income	$123,997	$54,349	$156,655	$111,911
Adjustments to net income
Income tax expense	43,235	9,782	48,657	23,328
Interest expense	11,315	8,296	22,199	16,455
Interest income	(1,623)	(1,371)	(2,848)	(2,304)
Other (income) expense, net	(122,015)	3,877	(122,263)	4,016
GAAP – Operating income	54,909	74,933	102,400	153,406
Charge for fair value write-up of acquired inventory sold	695	208	2,850	208
Deal costs	1,164	5,121	20,300	5,121
Integration costs	1,264	1,197	4,184	1,197
Severance and restructuring costs	2,170	—	3,991	—
Amortization of intangible assets	16,591	12,014	35,248	23,683
Adjusted operating income	76,793	93,473	168,973	183,615
Depreciation	18,596	15,802	35,317	31,699
Adjusted EBITDA	$95,389	$109,275	$204,290	$215,314

Adjusted operating income – as a % of net sales	20.3%	24.4%	21.9%	24.5%
Adjusted EBITDA – as a % of net sales	25.2%	28.5%	26.5%	28.7%

Reconciliation of GAAP Earnings per Share to Non-GAAP Earnings per Share

	Three months ended		Six months ended
(In thousands, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$123,997	$54,349	$156,655	$111,911
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	695	208	2,850	208
Deal costs	1,164	5,121	20,711	5,121
Integration costs	1,264	1,197	4,184	1,197
Severance and restructuring costs	2,170	—	3,991	—
Versum termination fee, net	(122,000)	—	(122,000)	—
Amortization of intangible assets	16,591	12,014	35,248	23,683
Tax effect of legal entity restructuring	9,398	—	9,398	—
Tax effect of adjustments to net income and certain discrete tax items[1]	20,153	(3,702)	10,289	(6,412)
Tax effect of Tax Cuts and Jobs Act	$—	$648	$—	$2,142
Non-GAAP net income	$53,432	$69,835	$121,326	$137,850

Diluted earnings per common share	$0.91	$0.38	$1.15	$0.78
Effect of adjustments to net income	(0.52)	0.11	(0.26)	0.18
Diluted non-GAAP earnings per common share	$0.39	$0.49	$0.89	$0.96
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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 29, 2019, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of June 29, 2019. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of our CEO and CFO), as of June 29, 2019, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of June 29, 2019, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended June 29, 2019.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2019 - April 4, 2019	—	$—	—	$—
April 5, 2019 - June 1, 2019	421,745	$35.57	421,745	$131,341,222
June 2, 2019 - June 29, 2019	—	$—	—	$—
Total	421,745	$35.57	421,745	$131,341,222

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

Item 6. Exhibits
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 25, 2019	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)