Form 10-Q
period 2020-03-28
ENTEGRIS INC
filed 2020-04-21
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2020, there were 134,606,530 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2020
Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about future period guidance or projections; the Company’s performance relative to its markets; market and technology trends, including the duration and drivers of any growth trends and the impact of the COVID-19 pandemic; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on its business strategies; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the effect of the Tax Cuts and Jobs Act; the impact of the acquisitions the Company has made and commercial partnerships the Company has established; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; risks related to the COVID-19 pandemic on the global economy and financial markets, as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; the Company’s concentrated customer base; the Company’s ability to identify, effect and integrate acquisitions, joint ventures or other transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the increasing complexity of certain manufacturing processes; raw material shortages, supply constraints and price increases; changes in government regulations of the countries in which the Company operates; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; the level of, and obligations associated with, the Company’s indebtedness; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission, including under the heading “Risks Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 7, 2020, under the heading “Risk Factors” in Item 1A of this Quarterly Report and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	March 28, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$335,077	$351,911
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,304 and $1,145	277,796	234,409
Inventories, net	300,694	287,098
Deferred tax charges and refundable income taxes	25,650	24,552
Other current assets	27,089	34,427
Total current assets	966,306	932,397
Property, plant and equipment, net of accumulated depreciation of $540,013 and $522,424	474,841	479,544
Other assets:
Right-of-use assets	50,058	50,160
Goodwill	726,234	695,044
Intangible assets, net of accumulated amortization of $424,462 and $409,328	355,815	333,952
Deferred tax assets and other noncurrent tax assets	11,563	11,245
Other	13,748	13,744
Total assets	$2,598,565	$2,516,086
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$4,000	$4,000
Accounts payable	81,561	84,207
Accrued payroll and related benefits	29,590	62,340
Other accrued liabilities	60,857	87,778
Income taxes payable	25,982	26,108
Total current liabilities	201,990	264,433
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $9,112 and $9,516	1,074,888	932,484
Pension benefit obligations and other liabilities	35,295	37,867
Deferred tax liabilities and other noncurrent tax liabilities	71,516	71,586
Long-term lease liability	43,549	43,827
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 28, 2020 and December 31, 2019	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of March 28, 2020: 134,808,929 and 134,606,529, respectively; issued and outstanding shares as of December 31, 2019: 134,929,768 and 134,727,368, respectively	1,348	1,349
Treasury stock, at cost: 202,400 shares held as of March 28, 2020 and December 31, 2019	(7,112)	(7,112)
Additional paid-in capital	833,159	842,784
Retained earnings	390,542	366,127
Accumulated other comprehensive loss	(46,610)	(37,259)
Total equity	1,171,327	1,165,889
Total liabilities and equity	$2,598,565	$2,516,086
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	March 28, 2020	March 30, 2019
Net sales	$412,327	$391,047
Cost of sales	226,849	213,654
Gross profit	185,478	177,393
Selling, general and administrative expenses	58,891	82,254
Engineering, research and development expenses	29,632	28,991
Amortization of intangible assets	16,211	18,657
Operating income	80,744	47,491
Interest expense	10,559	10,884
Interest income	(321)	(1,225)
Other expense (income), net	878	(248)
Income before income tax expense	69,628	38,080
Income tax expense	8,622	5,422
Net income	$61,006	$32,658

Basic net income per common share	$0.45	$0.24
Diluted net income per common share	$0.45	$0.24

Weighted shares outstanding:
Basic	134,745	135,299
Diluted	136,369	136,692
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Net income	$61,006	$32,658
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(9,361)	(2,787)
Pension liability adjustments	10	24
Other comprehensive loss	(9,351)	(2,763)
Comprehensive income	$51,655	$29,895
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings (deficit)	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2018	136,179	$1,362	(202)	$(7,112)	$837,658	$213,753	$(32,776)	$(860)	$1,012,025
Shares issued under stock plans	572	5	—	—	(6,817)	—	—	—	(6,812)
Share-based compensation expense	—	—	—	—	4,653	—	—	—	4,653
Repurchase and retirement of common stock	(1,035)	(10)	—	—	(6,364)	(23,413)	—	—	(29,787)
Dividends declared ($0.07 per share)	—	—	—	—	7	(9,517)	—	—	(9,510)
Pension liability adjustment	—	—	—	—	—	—	—	24	24
Foreign currency translation	—	—	—	—	—	—	(2,787)	—	(2,787)
Net income	—	—	—	—	—	32,658	—	—	32,658
Balance at March 30, 2019	135,716	$1,357	(202)	$(7,112)	$829,137	$213,481	$(35,563)	$(836)	$1,000,464

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings (deficit)	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2019	134,930	$1,349	(202)	$(7,112)	$842,784	$366,127	$(36,468)	$(791)	$1,165,889
Shares issued under stock plans	483	5	—	—	(10,894)	—	—	—	(10,889)
Share-based compensation expense	—	—	—	—	4,994	—	—	—	4,994
Repurchase and retirement of common stock	(604)	(6)	—	—	(3,740)	(25,818)	—	—	(29,564)
Dividends declared ($0.08 per share)	—	—	—	—	15	(10,773)	—	—	(10,758)
Pension liability adjustment	—	—	—	—	—	—	—	10	10
Foreign currency translation	—	—	—	—	—	—	(9,361)	—	(9,361)
Net income	—	—	—	—	—	61,006	—	—	61,006
Balance at March 28, 2020	134,809	$1,348	(202)	$(7,112)	$833,159	$390,542	$(45,829)	$(781)	$1,171,327

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Operating activities:
Net income	$61,006	$32,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,648	16,721
Amortization	16,211	18,657
Share-based compensation expense	4,994	4,653
Provision for deferred income taxes	(64)	6
Other	5,627	5,688
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(43,995)	(9,109)
Inventories	(18,205)	(2,131)
Accounts payable and accrued liabilities	(38,020)	(45,019)
Other current assets	5,825	17,778
Income taxes payable and refundable income taxes	(225)	(42,873)
Other	(2,399)	433
Net cash provided by (used in) operating activities	11,403	(2,538)
Investing activities:
Acquisition of property, plant and equipment	(22,585)	(34,465)
Acquisition of businesses, net of cash acquired	(75,630)	(49,789)
Other	5	197
Net cash used in investing activities	(98,210)	(84,057)
Financing activities:
Proceeds from short-term borrowings and long-term debt	217,000	—
Payments of long-term debt	(75,000)	(1,000)
Payments for dividends	(10,847)	(9,470)
Issuance of common stock	551	917
Repurchase of common stock	(29,564)	(35,321)
Taxes paid related to net share settlement of equity awards	(11,440)	(7,727)
Deferred acquisition payments	(16,125)	—
Other	(2,890)	(250)
Net cash provided by (used in) financing activities	71,685	(52,851)
Effect of exchange rate changes on cash and cash equivalents	(1,712)	(256)
Decrease in cash and cash equivalents	(16,834)	(139,702)
Cash and cash equivalents at beginning of period	351,911	482,062
Cash and cash equivalents at end of period	$335,077	$342,360

Supplemental Cash Flow Information	Three months ended
(unaudited)
(In thousands)	March 28, 2020	March 30, 2019
Non-cash transactions:
Deferred acquisition payments	$1,451	$14,001
Contingent consideration obligation	$—	$686
Equipment purchases in accounts payable	$6,689	$7,486
Dividends payable	$89	$65
Schedule of interest and income taxes paid:
Interest paid	$15,296	$17,124
Income taxes paid, net of refunds received	$7,997	$47,770
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of March 28, 2020 and December 31, 2019, and the results of operations and comprehensive income for the three months ended March 28, 2020 and March 30, 2019, the equity statements as of and for the three months ended March 28, 2020 and March 30, 2019, and cash flows for the three months ended March 28, 2020 and March 30, 2019.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 28, 2020 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $1,014.8 million at March 28, 2020, compared to the carrying amount of long-term debt, including current maturities, of $1,078.9 million at March 28, 2020.
Recent Accounting Pronouncements Adopted in 2020 In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that replaces the current “incurred loss” model and generally will result in the earlier recognition of allowances for losses.
The Company adopted ASU No. 2016-13 on January 1, 2020, and there was no material effect on its condensed consolidated financial statements.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

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

(In thousands)	March 28, 2020	December 31, 2019
Contract liabilities - current	$10,610	$13,022
Significant changes in the contract liabilities balances during the period are as follows:

Three months ended
(In thousands)	March 28, 2020
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(7,596)
Increases due to cash received, excluding amounts recognized as revenue during the period	5,184

3. ACQUISITIONS
Sinmat
On January 10, 2020, the Company acquired Sinmat, a chemical mechanical polishing slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Material segment of the Company. The acquisition was accounted for under the acquisition method of accounting and the results of Sinmat are included in the Company’s condensed consolidated financial statements as of and since January 10, 2020. Costs associated with the acquisition of Sinmat were $0.7 million for the three months ended March 28, 2020 and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The acquisition does not constitute a material business combination.
The purchase price for Sinmat includes cash consideration of $76.2 million, or $75.6 million net of cash acquired (subject to revision for certain adjustments), which was funded from the Company’s existing cash on hand.
The purchase price of Sinmat exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $31.8 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be non-deductible for income tax purposes.
The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date:

(In thousands):	As of January 10, 2020
Trade accounts and note receivable, net	$1,189
Inventories, net	1,010
Other current assets	8
Property, plant and equipment	63
Identifiable intangible assets	41,680
Right-of-use assets	1,712
Accounts payable and accrued liabilities	(58)
Short-term lease liability	(150)
Long-term lease liability	(1,562)
Net assets acquired	43,892
Goodwill	31,751
Total purchase price, net of cash acquired	$75,643
The Company recognized the following finite-lived intangible assets as part of the acquisition of Sinmat:

(In thousands)	Amount	Weighted average life in years
Developed technology	$7,650	7.0
Trademarks and trade names	130	1.3
Customer relationships	33,900	15.0
	$41,680	13.5
The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but not later than one year from the acquisition date. The allocation of the purchase price to the assets acquired and the liabilities assumed is complete with the exception of the value allocated to income tax and intangible accounts. To the extent that the Company’s estimates require adjustment, the Company will modify the values.
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
The purchase price for Anow is $72.8 million, net of cash acquired. The purchase price includes (1) cash consideration of $73.0 million, or $69.3 million net of cash acquired (subject to revision for certain adjustments), which was funded from the Company’s existing cash on hand, and (2) $3.5 million deferred payment due to the seller no earlier than September 18, 2021, at which time either the seller of the Company can exercise its option to receive or pay the deferred payment, respectively.
The purchase price of Anow exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $49.6 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be non-deductible for income tax purposes.
The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and as adjusted as of March 28, 2020:

(In thousands):	As of September 17, 2019	As of March 28, 2020
Trade accounts and note receivable, net	$3,455	$3,455
Inventories, net	4,242	4,459
Other current assets	202	794
Property, plant and equipment	8,863	8,257
Identifiable intangible assets	42,179	16,439
Right-of-use assets	—	2,328
Other noncurrent assets	1,565	74
Accounts payable and accrued liabilities	(1,814)	(5,022)
Short-term lease liability	—	(88)
Long-term lease liability	—	(107)
Noncurrent deferred tax liabilities	(10,890)	(4,129)
Other noncurrent liabilities	—	(3,270)
Net assets acquired	47,802	23,190
Goodwill	25,212	49,608
Total purchase price, net of cash acquired	$73,014	$72,798
The change in the allocation of purchase price is due to the acquisition occurring near the quarter end date of September 29, 2019 which required an estimated allocation of values.
The Company recognized the following finite-lived intangible assets as part of the acquisition of Anow:

(In thousands)	Amount	Weighted average life in years
Developed technology	$6,764	6.8
Trademarks and trade names	2,019	7.3
Customer relationships	7,656	14.3
	$16,439	10.3
The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but not later than one year from the acquisition date. The allocation of the purchase price to the assets acquired and the liabilities assumed is complete with the exception of the value allocated to income tax accounts. To the extent that the Company’s estimates require adjustment, the Company will modify the values.
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
The purchase price of MPD exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $63.0 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.
The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and adjusted as of March 28, 2020:

(In thousands):	As of July 15, 2019	As of March 28, 2020
Trade accounts and note receivable, net	$3,575	$3,575
Inventories, net	21,899	8,689
Other current assets	318	313
Property, plant and equipment	14,571	11,465
Identifiable intangible assets	74,900	79,390
Right-of-use assets	3,677	3,621
Accounts payable and accrued liabilities	(2,440)	(2,153)
Short-term lease liabilities	(144)	(88)
Long-term lease liabilities	(4,016)	(4,016)
Other noncurrent liabilities	(1,416)	(1,416)
Net assets acquired	110,924	99,380
Goodwill	51,457	63,042
Total purchase price, net of cash acquired	$162,381	$162,422

The Company recognized the following finite-lived intangible assets as part of the acquisition of MPD:

(In thousands)	Amount	Weighted average life in years
Developed technology	$12,750	11.0
Trademarks and trade names	620	2.0
Customer relationships	66,020	17.0
	$79,390	16.0
The allocation of the purchase price to the assets acquired and liabilities assumed is complete with the exception of the value allocated to income tax accounts. To the extent that the Company’s estimates require adjustments, the Company will modify the value.
Digital Specialty Chemicals
On March 8, 2019, the Company acquired Digital Specialty Chemicals Limited (DSC), a Toronto, Canada-based provider of advanced materials to the specialty chemical, technology, and pharmaceutical industries. DSC reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting and the results of operations of DSC are included in the Company’s condensed consolidated financial statements as of and since March 8, 2019. Costs associated with the acquisitions of DSC were $2.1 million for the three months ended march 30, 2019 and were expensed as incurred. These costs were included in selling, general and administrative expense in the

Company’s condensed consolidated statements of operations. The acquisition does not constitute a material business combination.
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
On December 3, 2019 the Company entered into a settlement agreement to accelerate the fixed deferred payment of $16.1 million to no later than March 8, 2020. This payment was made in the first quarter of 2020. The Company adjusted the fair value of the fixed deferred payment from its fair value to the full value resulting in an additional $1.6 million charge to interest expense in the fourth quarter of 2019 and the liability was adjusted from other long-term liabilities to other accrued liabilities in the condensed consolidated balance sheet as of December 31, 2019. In addition to the acceleration of the fixed deferred payment, it was determined that the earnout-based contingent consideration of $0.7 million will never become owed to the sellers under the original purchase agreement. The Company removed the liability and credited selling, general and administrative expensed in the fourth quarter of 2019.
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
The following table summarizes the final allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition and as adjusted as of December 31, 2019:

(In thousands):	As of March 8, 2019	As of December 31, 2019
Trade accounts and note receivable, net	$1,840	$1,840
Inventories, net	5,523	4,307
Other current assets	1,389	1,437
Property, plant and equipment	16,791	16,654
Identifiable intangible assets	7,976	6,870
Right-of-use assets	79	79
Deferred tax asset	1,104	1,066
Other noncurrent assets	—	28
Accounts payable and accrued liabilities	(2,461)	(2,861)
Deferred tax liabilities	(2,861)	(1,802)
Long-term lease liability	(37)	(37)
Net assets acquired	29,343	27,581
Goodwill	35,133	36,540
Total purchase price, net of cash acquired	$64,476	$64,121

During the year ended December 31, 2019, the Company finalized its fair value determination of the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed was based on the information that was available as of the acquisition date, and the expectations and assumptions that have been deemed reasonable by the Company’s management.

4. INVENTORIES
Inventories consist of the following:

(In thousands)	March 28, 2020	December 31, 2019
Raw materials	$102,208	$92,849
Work-in process	38,476	30,856
Finished goods	160,010	163,393
Total inventories, net	$300,694	$287,098

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2019	$397,952	$240,021	$57,071	$695,044
Addition due to acquisitions	31,751	—	—	31,751
Purchase accounting adjustments	1,172	1,897	—	3,069
Foreign currency translation	(2,526)	(1,104)	—	(3,630)
March 28, 2020	$428,349	$240,814	$57,071	$726,234
Identifiable intangible assets at March 28, 2020 and December 31, 2019 consist of the following:

March 28, 2020
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$279,158	$212,026	$67,132
Trademarks and trade names	28,942	16,753	12,189
Customer relationships	435,880	168,548	267,332
Other	36,297	27,135	9,162
	$780,277	$424,462	$355,815

December 31, 2019
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$272,334	$204,689	$67,645
Trademarks and trade names	29,106	16,326	12,780
Customer relationships	405,537	161,551	243,986
Other	36,303	26,762	9,541
	$743,280	$409,328	$333,952
Future amortization expense during the remainder of 2020, the next four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated at March 28, 2020 to be the following:

(In thousands)	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Future amortization expense	$36,983	47,004	46,234	45,545	31,735	148,314	$355,815

6. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Basic—weighted common shares outstanding	134,745	135,299
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,624	1,393
Diluted—weighted common shares and common shares equivalent outstanding	136,369	136,692
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Shares excluded from calculations of diluted EPS	252	460

7. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three months ended March 28, 2020 and March 30, 2019 consists of the following:

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Loss (gain) on foreign currency remeasurement	640	(720)
Other, net	238	472
Other expense (income), net	$878	$(248)

8. LEASES
As of March 28, 2020, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. As of March 28, 2020, we do not have material finance leases. Our leases have remaining lease terms of 1 year to 14 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year.
As of March 28, 2020, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet and other supplemental balance sheet information was as follows:

(In thousands, except lease term and discount rate)	Classification	March 28, 2020	December 31, 2019
Assets
Right-of-use assets	Right-of-use assets	$50,058	$50,160
Liabilities
Short-term lease liability	Other accrued liabilities	10,172	10,025
Long-term lease liability	Long-term lease liability	43,549	43,827
Total lease liabilities		$53,721	$53,852
Lease Term and Discount Rate
Weighted average remaining lease term (years)		8.3	8.4
Weighted average discount rate		4.9%	4.9%
Expense for leases less than 12 months for the three months ended March 28, 2020 and March 30, 2019 were not material. The components of lease expense for the three months ended March 28, 2020 and March 30, 2019 are as follows:

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Operating lease cost	$3,541	$3,020

The Company combines the amortization of the Right-of-use assets and the change in the operating lease liability in the same line item in the Statement of Cash Flows. Other information related to the Company’s operating leases was as follows:

(In thousands)	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$2,717	$2,595
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$912	$181
Future minimum lease payments for noncancellable operating leases as of March 28, 2020, were as follows:

(In thousands)	Operating Leases
Remaining 2020	$12,593
2021	10,077
2022	6,834
2023	6,092
2024	5,113
Thereafter	27,281
Total	$67,990
Less: Interest	14,269
Present value of lease liabilities	$53,721

9. SEGMENT REPORTING
The Company’s financial segment reporting reflects an organizational alignment intended to leverage the Company’s unique portfolio of capabilities to create value for its customers by developing mission-critical solutions to maximize manufacturing yields and enable higher performance of devices. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers, and strategic and technology roadmaps. The Company leverages its expertise from these three segments to create new and increasingly integrated solutions for its customers. The Company’s business is reported in the following segments:
•Specialty Chemicals and Engineered Materials (SCEM): SCEM provides high-performance and high-purity process chemistries, gases, and materials and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes.
•Microcontamination Control (MC): MC solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries.
•Advanced Materials Handling (AMH): AMH develops solutions to monitor, protect, transport, and deliver critical liquid chemistries, wafers, and substrates for a broad set of applications in the semiconductor industry and other high-technology industries.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Net sales
SCEM	$144,214	$124,470
MC	159,261	157,706
AMH	116,137	116,064
Inter-segment elimination	(7,285)	(7,193)
Total net sales	$412,327	$391,047

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Segment profit
SCEM	$32,670	$24,431
MC	50,167	47,323
AMH	20,632	22,367
Total segment profit	$103,469	$94,121
The following table reconciles total segment profit to income before income taxes:

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Total segment profit	$103,469	$94,121
Less:
Amortization of intangible assets	16,211	18,657
Unallocated general and administrative expenses	6,514	27,973
Operating income	80,744	47,491
Interest expense	10,559	10,884
Interest income	(321)	(1,225)
Other expense (income), net	878	(248)
Income before income tax expense	$69,628	$38,080
In the following tables, revenue is disaggregated by country or region for the three months ended March 28, 2020 and March 30, 2019, respectively.

	Three months ended March 28, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
Taiwan	$25,182	$42,483	$24,801	$—	$92,466
United States	46,550	28,680	33,403	(7,285)	101,348
South Korea	20,129	20,122	15,161	—	55,412
Japan	17,123	28,111	10,420	—	55,654
China	15,510	18,197	11,639	—	45,346
Europe	8,608	13,488	12,548	—	34,644
Southeast Asia	11,112	8,180	8,165	—	27,457
	$144,214	$159,261	$116,137	$(7,285)	$412,327

	Three months ended March 30, 2019
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
Taiwan	$25,173	$38,490	$18,123	$—	$81,786
United States	32,738	27,582	38,546	(7,193)	91,673
South Korea	19,326	25,815	15,978	—	61,119
Japan	11,678	25,095	11,390	—	48,163
China	14,157	22,165	9,846	—	46,168
Europe	8,777	10,775	15,599	—	35,151
Southeast Asia	12,621	7,784	6,582	—	26,987
	$124,470	$157,706	$116,064	$(7,193)	$391,047

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.
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
Our technology portfolio includes advanced materials and high-purity chemistries, with optimized packaging and delivery systems and in-process filtration and purification solutions that ensure high-value liquid chemistries and gases are free from contaminants before use. Our standard and customized products and solutions enable the highest levels of purity and performance that are essential to the manufacture of semiconductors, flat panel displays, light emitting diodes, or LEDs, high-purity chemicals, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. The majority of our products are consumed at various times throughout the manufacturing process, with demand driven in part by the level of semiconductor and other manufacturing activity.
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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2020 end March 28, 2020, June 27, 2020, September 26, 2020 and December 31, 2020. Unaudited information for the three months ended March 28, 2020 and March 30, 2019 and the financial position as of March 28, 2020 and December 31, 2019 are included in this Quarterly Report on Form 10-Q.
Key operating factors Key factors, which management believes have the largest impact on the overall results of operations of the Company, include:
•Level of sales Since a significant portion of the Company’s product costs (except for raw materials, purchased components and direct labor) are largely fixed in the short-to-medium term, an increase or decrease in sales affects gross profits and overall profitability significantly. Also, increases or decreases in sales and operating profitability affect certain costs such as incentive compensation and commissions, which are highly variable in nature. The Company’s sales are subject to the effects of industry cyclicality, technological change, substantial competition, pricing pressures and foreign currency fluctuations.

•Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the costs of manufacturing and raw materials. This is affected by a number of factors, which include the Company’s sales mix, purchase prices of raw material (especially polymers, membranes, stainless steel and purchased components), domestic and international competition, direct labor costs, and the efficiency of the Company’s production operations, among others.
•Fixed cost structure The Company’s operations include a number of large fixed or semi-fixed cost components, which include salaries, indirect labor and benefits, facility costs, lease expenses, and depreciation and amortization. It is not possible to vary these costs easily in the short-term as volumes fluctuate. Accordingly, increases or decreases in sales volume can have a large effect on the usage and productivity of these cost components, resulting in a large impact on the Company’s profitability.
Impact of COVID-19 on our Business
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization.
Health and Safety
From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor or in a lab to perform their work, suspending travel, implemented temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have important manufacturing operations in the U.S., Japan, Korea, China, Malaysia, and Taiwan, all of which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers. For example, the government of Malaysia has issued an order that significantly reduces the number of employees who can be physically present to operate our Malaysian plant, which has reduced the productivity of that plant. In addition to reduced productivity, the constraints and limits imposed on our operations may slow or diminish our research and development activities and qualification activities with our customers. We also experienced brief interruptions in operations at our sites in Hangzhou, China, San Luis Obispo, California and Bedford, Massachusetts. While governmental measures may be modified or extended, we expect that our manufacturing and research and development facilities will remain operational, largely at or near full capacity. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from those employees who are required to be on-site to perform their jobs, and we do not currently expect that our operations will be adversely affected by significant absenteeism.

Supply

We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations in light of government-ordered restrictions and shelter-in-place mandates. For example, one of our critical valve suppliers was shut down and was unable to supply us with valves for our gas purification products. In this instance we were able to procure this critical part from a second, pre-qualified source. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we chose to increase certain inventory levels during the quarter. We may decide to take similar actions going forward. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays, both on obtaining raw materials and shipping finished goods to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.
Demand

The outbreak has significantly increased economic and demand uncertainty. While we have seen strong demand from leading-edge customers associated with end-uses in servers, and other data center applications, we believe that a portion of recent bookings of orders may be attributable to customers increasing their inventory to reduce their exposure to risks of future supply disruptions, which could be an offset to future demand for our products. We have seen weakness in some mainstream fabs associated with the slowdown in sales of automotive, aerospace, mobile phone, and other applications. Across our three divisions, certain customers impacted by governmental reactions to COVID-19 pushed out product deliveries and acceptance inspections during the first quarter of 2020. These sales that have been delayed are expected to be recorded in our second quarter. We anticipate that the current outbreak or continued spread of COVID-19 will cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely effected.
Liquidity
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as drawing down a portion of our Revolving Facility, leave us well-positioned to manage our business through this crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the semiconductor industry. Based on our analysis, we believe our existing balances of domestic cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. In addition, see Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.
Overall Summary of Financial Results
For the three months ended March 28, 2020, net sales increased 5% to $412.3 million, compared to $391.0 million for the three months ended March 30, 2019. Included in the quarterly sales for the three months ended March 28, 2020 were net sales primarily associated from acquired businesses of $15.4 million and unfavorable foreign currency translation effects of $0.3 million. The increase in revenue resulted from revenue attributable from acquired businesses and increased customer demand from the semiconductor market compared to the year-ago quarter.
Sales were down $14.7 million, or 3% on a sequential basis over sales of $427.0 million in the fourth quarter of 2019, including unfavorable foreign currency translation effects of $0.1 million and sales attributable to acquired businesses of $2.0 million. The decrease in revenue resulted primarily from decreased customer demand from the semiconductor market compared to the previous quarter.
Reflecting the net sales increase, the Company’s gross profit for the three months ended March 28, 2020 increased to $185.5 million, up from $177.4 million for the three months ended March 30, 2019. The Company experienced a 45.0% gross margin for the three months ended March 28, 2020, compared to 45.4% in the comparable year-ago period.
The Company’s selling, general and administrative (SG&A) expenses decreased by $23.4 million for the three months ended March 28, 2020 compared to the year-ago quarter, mainly due to a $20.6 million reduction in deal and integration costs which in the year-ago quarter included deal costs associated with the terminated Versum transaction and integration expense activity associated with other acquisitions.
As a result of the aforementioned factors, the Company reported net income of $61.0 million, or $0.45 per diluted share, for the quarter ended March 28, 2020, compared to net income of $32.7 million, or $0.24 per diluted share, a year ago.
On January 10, 2020, the Company acquired Sinmat, a chemical mechanical polishing (CMP) slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Material segment of the Company. The total purchase price of the acquisition was $75.6 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
Cash and cash equivalents were $335.1 million at March 28, 2020, compared with cash and cash equivalents of $351.9 million at December 31, 2019. The Company had outstanding debt of $1,078.9 million at March 28, 2020, compared to $936.5 million at December 31, 2019.
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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to impairment of long-lived assets, goodwill, income taxes and business acquisitions. There have been no material changes in these aforementioned critical accounting policies.
Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019 and Three Months Ended December 31, 2019
The following table compares operating results for the three months ended March 28, 2020 with results for the three months ended March 30, 2019 and three months ended December 31, 2019 both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	March 28, 2020		March 30, 2019		December 31, 2019
Net sales	$412,327	100.0%	$391,047	100.0%	$426,998	100.0%
Cost of sales	226,849	55.0	213,654	54.6	229,362	53.7
Gross profit	185,478	45.0	177,393	45.4	197,636	46.3
Selling, general and administrative expenses	58,891	14.3	82,254	21.0	67,171	15.7
Engineering, research and development expenses	29,632	7.2	28,991	7.4	30,352	7.1
Amortization of intangible assets	16,211	3.9	18,657	4.8	16,028	3.8
Operating income	80,744	19.6	47,491	12.1	84,085	19.7
Interest expense	10,559	2.6	10,884	2.8	13,375	3.1
Interest income	(321)	(0.1)	(1,225)	(0.3)	(632)	(0.1)
Other expense (income), net	878	0.2	(248)	(0.1)	248	0.1
Income before income taxes	69,628	16.9	38,080	9.7	71,094	16.6
Income tax expense	8,622	2.1	5,422	1.4	13,656	3.2
Net income	$61,006	14.8%	$32,658	8.4%	$57,438	13.5%
Net sales For the three months ended March 28, 2020, net sales increased by 5% to $412.3 million, compared to $391.0 million for the three months ended March 30, 2019. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended March 30, 2019	$391,047
Increase, net associated with acquired businesses and divestitures	15,380
Increase associated with volume, pricing and mix	6,209
Decrease associated with effect of foreign currency translation	(309)
Net sales in the quarter ended March 28, 2020	$412,327
The Company’s sales increase was primarily due to sales associated with the Company’s recent acquisitions of $15.4 million, offset by unfavorable foreign currency translation effects of $0.3 million. Sales also increased from an increased customer demand from the semiconductor market compared to the year-ago quarter.
Sales percentage on a geographic basis for the three months ended March 28, 2020 and March 30, 2019 and the percentage increase (decrease) in sales for the three months ended March 28, 2020 compared to the sales for the three months ended March 30, 2019 were as follows:

	Three months ended
	March 28, 2020	March 30, 2019	Percentage increase (decrease) in sales
Taiwan	22%	21%	13%
North America	25%	23%	11%
South Korea	13%	16%	(9)%
Japan	13%	12%	16%
China	11%	12%	(2)%
Europe	8%	9%	(1)%
Southeast Asia	7%	7%	2%
The increase in sales for Taiwan was primarily driven by demand for our Advanced Materials Handling products. The increase in sales for North America was primarily driven by sales from recent acquisitions. The increase in sales from Japan was primarily driven by demand for our Specialty Chemicals and Engineered Materials products. The decrease in sales from South Korea is due to decline in demand for our Microcontamination Control products.
Sales were down $14.7 million, or 3% on a sequential basis over sales of $427.0 million for the fourth quarter of 2019, including unfavorable foreign currency translation effects of $0.1 million and sales associated attributable to an acquired business of $2.0 million. The decrease in revenue resulted from decreased customer demand from the semiconductor market compared to the previous quarter.
Gross profit The Company’s gross profit increased 5% for the three months ended March 28, 2020 to $185.5 million, compared to $177.4 million for the three months ended March 30, 2019. The Company experienced a 45.0% gross margin rate for the three months ended March 28, 2020, compared to 45.4% in the comparable year-ago period. The gross profit increase reflects the increase in sales, and the gross margin decrease reflects lower-than-expected volumes. The gross profit and gross margin figures include an incremental cost of sales charge of $0.4 million and $2.2 million, respectively, associated with the sale of inventory acquired in recent business acquisitions for the three months ended March 28, 2020 and March 30, 2019. Based in part on the potential impact of the COVID-19 pandemic and ensuing governmental responses on production, productivity and increased freight expenses, we anticipate that our gross margin rate will decline slightly in the second quarter of 2020.
Selling, general and administrative expenses (SG&A) expenses were $58.9 million for the three months ended March 28, 2020, down $23.4 million, or 28%, from the comparable three-month period a year earlier. An analysis of the factors underlying the decrease in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended March 30, 2019	$82,254
Deal and transaction costs	(17,705)
Integration costs	(2,872)
Employee costs	(3,371)
Travel costs	(734)
Professional fees	812
Other increases, net	507
Selling, general and administrative expenses in the quarter ended March 28, 2020	$58,891
The deal and transactions costs were $17.7 million lower in the three months ended March 28, 2020 compared to the three month ended March 30, 2019, mainly due to the deal costs associated with the terminated merger of the Versum transaction.
Engineering, research and development expenses The Company’s engineering, research and development (ER&D) efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $29.6 million in the three months ended March 28, 2020 compared to $29.0 million in the year-ago period. An analysis of the factors underlying the increase in ER&D is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended March 30, 2019	$28,991
Depreciation costs	653
Employee costs	(209)
Other decreases, net	197
Engineering, research and development expenses in the quarter ended March 28, 2020	$29,632
Amortization expenses Amortization of intangible assets was $16.2 million in the three months ended March 28, 2020 compared to $18.7 million for the three months ended March 30, 2019. The decrease primarily reflects the elimination of amortization expense of $4.3 million for an identifiable backlog intangible asset acquired in the Saes Pure Gas business (SPG) acquisition that became fully amortized in the second quarter of 2019, partially offset by additional amortization expense of $2.6 million associated with recent acquisitions.
Interest income Interest income was $0.3 million in the three months ended March 28, 2020, compared to $1.2 million in the three months ended March 30, 2019. The decrease in interest income for the three months ended March 28, 2020 compared to the previous year period was due to lower average cash levels earning a lower interest rate.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $10.6 million in the three months ended March 28, 2020 compared to $10.9 million in the three months ended March 30, 2019. The decrease primarily reflects lower average interest rates on the senior secured term loan facility, partially offset by higher average debt levels on the revolving facility.
Other expense (income), net Other expense, net was $0.9 million in the three months ended March 28, 2020 and consisted mainly of foreign currency transaction losses of $0.6 million. Other income, net was $0.2 million in the three months ended March 30, 2019 and consisted mainly of foreign currency transaction gains of $0.7 million, partially offset by $0.4 million charges of third-party costs associated with the amendment of the credit agreement.
Income tax expense Income tax expense was $8.6 million in the three months ended March 28, 2020, compared to income tax expense of $5.4 million in the three months ended March 30, 2019. The Company’s year-to-date effective tax rate was 12.4% in 2020, compared to 14.2% in 2019. The year-to-date income tax expense in 2020 and 2019 includes discrete benefits of $5.0 million and $2.8 million, respectively, recorded in connection with share-based compensation. The decrease in the effective tax rate from 2019 to 2020 primarily relates to decreased accrued withholding taxes due to a portion of the Company’s foreign earnings being permanently reinvested in 2020 and an increase in the federal research and development credit.
Net income Due to the factors noted above, the Company recorded net income of $61.0 million, or $0.45 per diluted share, in the three-month period ended March 28, 2020, compared to net income of $32.7 million, or $0.24 per diluted share, in the three-month period ended March 30, 2019. In the three-month period ended March 28, 2020, net income, as a percentage of net sales, increased to 14.8% from 8.4% in the year-ago period.
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
Adjusted EBITDA increased 10.5% to $120.3 million in the three-month period ended March 28, 2020, compared to $108.9 million in the three-month period ended March 30, 2019. In the three month-period ended March 28, 2020, Adjusted EBITDA, as a percentage of net sales, increased to 29.2% from 27.8% in the year-ago period.
Adjusted Operating Income increased 8.1% to $99.6 million in the three-month period ended March 28, 2020, compared to $92.2 million in the three-month period ended March 30, 2019. Adjusted Operating Income, as a percentage of net sales, increased to 24.2% from 23.6% in the year-ago period.
Non-GAAP Earnings Per Share was $0.55 in the three-month period ended March 28, 2020, compared to $0.50 in the three-month period ended March 30, 2019.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See note 9 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments for the three months ended March 28, 2020 and March 30, 2019.

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Specialty Chemicals and Engineered Materials
Net sales	$144,214	$124,470
Segment profit	32,670	24,431
Microcontamination Control
Net sales	$159,261	$157,706
Segment profit	50,167	47,323
Advanced Materials Handling
Net sales	$116,137	$116,064
Segment profit	20,632	22,367
Specialty Chemicals and Engineered Materials (SCEM)
For the first quarter of 2020, SCEM net sales increased to $144.2 million, compared to $124.5 million in the comparable period last year. The sales increase was due to increased sales of advanced deposition materials, cleaning chemistries, and additional sales of $12.4 million attributable to the acquisitions of DSC in the first quarter of 2019, MPD in the third quarter of 2019 and Sinmat in the first quarter of 2020. SCEM reported a segment profit of $32.7 million in the first quarter of 2020, up 34% from $24.4 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to the increased sales, partially offset by a 5% increase in operating expenses, primarily due to recent acquisitions.
Microcontamination Control (MC)
For the first quarter of 2020, MC net sales increased to $159.3 million, compared to $157.7 million in the comparable period last year. The sales increase was mainly due to improved sales from liquid filtration and gas filtration products and additional sales of $3.0 million attributable to the acquisition of Anow in the third quarter of 2019, partially offset by weakened sales from gas purification products. MC reported a segment profit of $50.2 million in the first quarter of 2020, up 6% from $47.3 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales and a decrease in operating expenses of 1%.
Advanced Materials Handling (AMH)
For the first quarter of 2020, AMH net sales were flat at $116.1 million, compared to $116.1 million in the comparable period last year. AMH reported a segment profit of $20.6 million in the first quarter of 2020, down 8% from $22.4 million in the year-ago period. The segment profit decrease was primarily due to lower gross profit related to product mix and volume, partially offset by a 9% decrease in operating expenses, primarily due to lower spending and restructuring initiatives from the previous year.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $6.5 million in the first quarter of 2020, compared to $28.0 million in the comparable period last year. The $21.5 million decrease mainly reflects a $20.6 million decrease in deal and transaction costs and integration costs referenced in the discussion of SG&A above.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	March 28, 2020	December 31, 2019
Cash and cash equivalents	$335,077	$351,911
Working capital	764,316	667,964
Total debt	1,078,888	936,484
The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as drawing down a significant portion of our Revolving Facility, will help us to manage our business through this crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the semiconductor industry. Based on our analysis, we believe our existing balances of domestic cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. As the opportunity arises, we may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, in fiscal 2020, we have not experienced difficulty accessing the capital and credit markets; however, future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Three months ended
(in thousands)	March 28, 2020	March 30, 2019
Net cash provided by (used in) operating activities	$11,403	$(2,538)
Net cash used in investing activities	(98,210)	(84,057)
Net cash provided by (used in) financing activities	71,685	(52,851)
Decrease in cash and cash equivalents	$(16,834)	$(139,702)
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flows provided by operating activities totaled $11.4 million in the three months ended March 28, 2020 compared to cash flows used in operating activities of $2.5 million in the three months ended March 30, 2019. The increase in cash provided by operating activities was primarily due to higher net income and changes in working capital and other assets and liabilities. The net change in working capital and other assets and liabilities resulted in a decrease to cash provided by (used in) operations of $97.0 million for the three months ended March 28, 2020 compared to a decrease of $80.9 million for the three months ended March 30, 2019.
Changes in working capital and other assets and liabilities for three months ended March 28, 2020 were driven by increases in accounts receivable and inventories, partially offset by a decrease in income taxes payable. The change for accounts receivable was primarily due to the Company's quarter closing date occurring several days prior to the end of the calendar month, the period during which receivable collections are typically heavy, particularly for the Company's Asia operations as compared to the three months ended March 30, 2019. The change for inventory is due to an increase in raw material purchases to provide a buffer related to any potential supply chain issues related to COVID-19. The change related to incomes taxes reflects lower income tax payments in the three-month period ended March 28, 2020 compared to the three-month period March 30, 2019.
Investing activities Cash flows used in investing activities totaled $98.2 million in the three-month period ended March 28, 2020 compared to cash flows used in investing activities of $84.1 million in the three-month period ended March 30, 2019. The change was due to lower cash paid for acquisitions and acquisition of property, plant and equipment.
Acquisition of property, plant and equipment totaled $22.6 million in the three-month period ended March 28, 2020, which primarily reflected investments in equipment and tooling compared to $34.5 million in the three-month period ended March 30, 2019, which primarily reflected investment in equipment and tooling.
On January 10, 2020, the Company acquired Sinmat, a CMP slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Material segment of the Company. The cash used to acquire Sinmat for the three-month period ended March 28, 2020 was $75.6 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
In the three-month period ended March 30, 2019, the Company acquired Digital Specialty Chemicals Limited (DSC), which provides advanced materials to the specialty chemical, technology and pharmaceutical industries. The cash used to acquire DSC for the three-month period ended March 30, 2019 was $49.8 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.

As of March 28, 2020, the Company expects its full-year capital expenditures in 2020 to be approximately $120.0 million. As of March 28, 2020, the Company had outstanding capital purchase obligations of $32.3 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not yet received the related goods or property.
Financing activities Cash flows provided by financing activities totaled $71.7 million during the three-month period ended March 28, 2020 compared to cash flows used in financing activities of $52.9 million during the three-month period ended March 30, 2019. The change was primarily due to net long-term debt activity, which was a source of cash of $142.0 million in the three-month period ended March 28, 2020 compared to a use of cash of $1.0 million in the comparable period in 2019 and a $5.8 million decrease of repurchases of common stock, partially offset by a $16.1 million deferred acquisition payment in the three-month period ended March 28, 2020 related to our DSC acquisition. In March 2020, the Company suspended its share repurchase program.
Our total dividend payments were $10.9 million in the three-month period ended March 28, 2020 compared to $9.5 million in three-month period ended March 30, 2019. We have paid a cash dividend in each of the past 10 quarters. On April 15, 2020, the Board declared a quarterly cash dividend of $0.08 per share of common stock, payable on May 20, 2020 to stockholders of record on April 29, 2020.
Other Liquidity and Capital Resources Considerations
The Company’s Term Loan Facility has a principal amount of $396 million outstanding that matures on November 6, 2025 and bears interest rate at a 3.61% at March 28, 2020.
The Company’s Revolving Facility has a senior secured revolving commitment facility in an aggregate amount of $300 million maturing November 6, 2023. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or LIBOR plus, in each case, an applicable margin. At March 28, 2020, $142.0 million is outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
We have $550 million aggregate principal amount of 4.625% senior unsecured notes due February 10, 2026 outstanding.
Through March 28, 2020, the Company was in compliance with all applicable financial covenants included in the terms of its credit facilities.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.1 million. There were no outstanding borrowings under these lines of credit at March 28, 2020.
As of March 28, 2020, the Company’s sources of available funds were its cash and cash equivalents of $335.1 million, funds available under the Revolving Facility and international credit facilities and cash flow generated from operations. As of
March 28, 2020, the amount of cash and cash equivalents held in certain of our foreign operations totaled approximately
$201.5 million. If we repatriate such funds, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued taxes for the tax effect of repatriating the funds to the U.S. After March 28, 2020, to further increase domestic liquidity the Company repatriated approximately $38.0 million in cash from foreign jurisdictions back to the U.S.
Off-Balance Sheet Arrangements
As of March 28, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for long-term debt. Long-term debt increased an additional $142 million during the quarter for borrowings on our Revolving Facility due 2023.
Recently adopted accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted.
Recently issued accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of accounting pronouncements recently issued but not yet adopted.
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
Adjusted EBITDA, a non-GAAP financial measure, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense (income), net, (5) charge for fair value write-up of acquired inventory sold, (6) deal and transaction costs, (7) integration costs, (8) severance and restructuring costs, (9) amortization of intangible assets and (10) depreciation. Adjusted Operating Income, another non-GAAP financial measure, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP EPS, a non-GAAP financial measure, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) deal and transaction costs, (3) integration costs, (4) severance and restructuring costs, (5) amortization of intangible assets and (6) the tax effect of those adjustments to net income, stated on a per share basis.
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
Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Net sales	$412,327	$391,047
Net income	$61,006	$32,658
Adjustments to net income
Income tax expense	8,622	5,422
Interest expense	10,559	10,884
Interest income	(321)	(1,225)
Other expense (income), net	878	(248)
GAAP – Operating income	80,744	47,491
Charge for fair value write-up of acquired inventory sold	361	2,155
Deal and transaction costs	1,431	19,136
Integration costs	48	2,920
Severance and restructuring costs	843	1,821
Amortization of intangible assets	16,211	18,657
Adjusted operating income	99,638	92,180
Depreciation	20,648	16,721
Adjusted EBITDA	$120,286	$108,901

Net income - as a % of net sales	14.8%	8.4%
Adjusted operating income – as a % of net sales	24.2%	23.6%
Adjusted EBITDA – as a % of net sales	29.2%	27.8%
Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and Earnings per Share

	Three months ended
(In thousands, except per share data)	March 28, 2020	March 30, 2019
Net income	$61,006	$32,658
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	361	2,155
Deal and transaction costs	1,431	19,547
Integration costs	48	2,920
Severance and restructuring costs	843	1,821
Amortization of intangible assets	16,211	18,657
Tax effect of adjustments to net income and certain discrete tax items[1]	(4,329)	(9,864)
Non-GAAP net income	$75,571	$67,894

Diluted earnings per common share	$0.45	$0.24
Effect of adjustments to net income	0.11	0.26
Diluted non-GAAP earnings per common share	$0.55	$0.50

1The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligations are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $1.5 million annually.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. We have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renmibi, Canadian Dollar, Malaysian Ringgit, Singapore Dollar, Euro, Israeli Shekel and the Japanese Yen. Approximately 22.8% of the Company’s sales are denominated in these currencies. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the three months ended March 28, 2020 revenue would be negatively impacted by approximately $9.4 million.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At March 28, 2020, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the 1934 Act)) as of March 28, 2020. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of March 28, 2020, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company acquired MPD Chemicals (MPD), Hangzhou Anow Microfiltration Co., Ltd. (Anow) and Sinmat on July 15, 2019, September 17, 2019 and January 10, 2020, respectively. None of MPD, Anow and Sinmat is significant to the Company’s financial statements. The Company is continuing to integrate MPD, Anow and Sinmat into the Company’s internal control over financial reporting, and the foregoing evaluation of the effectiveness of the Company’s disclosure controls and procedures does not include an assessment of those disclosure controls and procedures of MPD, Anow and Sinmat that are subsumed by internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of March 28, 2020, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 1A. Risk Factors
This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The following risk factors supersede the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of these risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Statements” at the beginning of this Quarterly Report on Form 10-Q.
Risks Related to Our Business and Industry
The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.
As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have important manufacturing operations in the U.S., Japan, Korea, China, Malaysia, and Taiwan, all of which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers. For example, the government of Malaysia has issued an order that significantly reduces the number of employees who can be physically present to operate our Malaysian plant, which has reduced the productivity of that plant. In addition to reduced productivity, the constraints and limits imposed on our operations may slow or diminish our research and development activities and qualification activities with our customers. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once; as a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our vendors and suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.
The outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession.
In response to these developments, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. Many of our suppliers, vendors and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. While we have experienced only limited absenteeism from those employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our global business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume. Furthermore, the COVID-19 pandemic makes it more difficult for us to forecast demand and provide guidance for the remainder of 2020. Accordingly, any guidance we provide is likely to be less reliable than usual, and actual results are more likely to differ from any such guidance. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Anticipated declines in the semiconductor industry and worldwide economic conditions, at least in the short term, are likely to cause demand for our products to decrease and to adversely affect our business.
We anticipate declines in industry and worldwide economic conditions at least in the short term, and these declines are likely to adversely affect our business for a period of time. We expect that the COVID-19 pandemic will cause an economic slowdown, and it is possible that it could cause a global recession or other adverse economic conditions across the world. In the event of a recession or other downturn in the worldwide economy, demand for our products would decline and our business would be adversely effected. Our revenue is primarily dependent upon demand from semiconductor manufacturers, which is largely driven by the current and anticipated demand for electronic products that utilize semiconductors. Despite recent increases in demand for semiconductors in applications such as smartphones, cloud computing, the Internet of Things, and artificial intelligence, the semiconductor industry has historically been, and is likely to continue to be, highly cyclical with periodic significant downturns, resulting in significantly decreased demand for products such as ours. We have previously experienced significant revenue deterioration and operating losses due to severe downturns in the semiconductor industry, which often occur suddenly. The semiconductor industry is also affected by seasonal shifts in demand. Although we currently anticipate an economic downturn in the near term as a result of the COVID-19 pandemic, we are unable to predict its duration or severity, nor are we able to predict the timing, duration or severity of any future downturns in the semiconductor industry. As a result, we could underperform the market or our peers.
During downturns and periods of soft demand, our revenue is reduced, and we typically experience greater pricing pressure and shifts in product and customer mix, which often adversely affect our gross margin and net income. Even moderate seasonality can cause our operating results to fluctuate significantly from one period to the next. Uncertain and volatile economic, political, public health or business conditions in any of our key sales regions can cause or exacerbate negative trends in business and consumer spending and have historically impacted customer demand for our products. These conditions can cause material adverse changes in our results of operations and financial condition, including:
•a decline in demand for our products, which, given our limited backlog, will have an immediate impact on our revenues;
•an increase in reserves for accounts receivable due to our customers’ inability to pay us;
•lower utilization of our manufacturing facilities, which could lead to lower margins;
•an increase in write-offs for excess or obsolete inventory that we cannot sell;
•potential impairment charges relating to goodwill, intangible assets, manufacturing equipment or other long-lived assets, to the extent that any downturn indicates that the carrying amount of the asset may not be recoverable;
•greater challenges in forecasting operating results, making business decisions, and identifying and prioritizing business risks; and
•additional cost reduction efforts, including additional restructuring activities, which may adversely affect our ability to capitalize on opportunities.
We anticipate that the COVID-19 pandemic will likely cause us to experience at least some of these adverse changes, but we cannot predict the degree to which they will occur. They may be more severe than we currently expect; for example, recent bookings of orders may be attributable to customers increasing their inventory to reduce their exposure to risks of future supply disruptions, which could be an offset to future demand for our products. Furthermore, to remain competitive, we must maintain a satisfactory level of engineering, research and development, invest in our infrastructure and maintain the ability to respond to any increases in demand and, as a result, a lower volume of sales can have a large and disproportionate impact on our profitability.
Our revenues and operating results are variable.
Our revenues and operating results may fluctuate significantly from quarter to quarter or year to year due to a number of factors, many of which are outside our control. We manage our expenses based in part on our expectations of future revenues. Because some of our expenses are relatively fixed in the short term, a change in the timing of revenue or the amount of profit we generate from a small number of transactions can unfavorably affect operating results in a particular period. Factors that may cause our financial results to fluctuate unpredictably include:

•economic conditions in the semiconductor industry or in the other industries we serve;
•the impact of the COVID-19 pandemic on the global economy, the semiconductor industry, our manufacturing capabilities or our supply chain;
•the size and timing of customer orders;
•consolidation of our customers could impact their purchasing decisions and negatively affect our revenues;
•procurement shortages;
•the failure of our suppliers or outsource providers to perform their obligations;
•manufacturing difficulties;
•additional expenses we would expect to incur in our efforts to respond promptly to any supply shortages, manufacturing difficulties or other vendor problems;
•decisions to increase or accelerate our purchasing of raw materials, components or other supplies in an effort to mitigate supply risk;
•customer cancellations of or delays in shipments, installations or customer acceptances or, alternatively, acceleration of orders from customers to increase their inventory;
•our customers’ rate of replacement of our consumable products;
•changes in average selling prices, customer mix, and product mix;
•our ability to develop, introduce, and market new, enhanced, and competitive products in a timely manner;
•our competitors’ introduction of new products;
•legal or technical challenges to our products or technologies;
•disruptions in transportation, communication, demand, information technology, or supply, including strikes, acts of God, wars, terrorist activities, and natural or man-made disasters;
•legal, tax, accounting, or regulatory changes (including changes in import/export regulations and tariffs) or changes in the interpretation or enforcement of existing requirements;
•changes in our estimated tax rate; and
•foreign currency exchange rate fluctuations.
The COVID-19 pandemic is likely to exacerbate the adverse impact of many of these factors on our revenues and results of operations, at least in the short term.
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

Although we have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic, there is no assurance that they will not occur in the future. Certain of our suppliers have faced difficulties maintaining operations in light of government-ordered restrictions and shelter-in-place mandates. If our suppliers or sub-suppliers are unable to maintain their operations or restrictions become more severe, we may encounter difficulties obtaining raw materials, which may cause us to fail to meet customer demand or require us to pay higher prices for these materials, either of which could harm our business and profitability. For example, one of our critical valve suppliers was shut down and was unable to supply us with valves for our gas purification products. Although in this instance we were able to procure this critical part from a second, pre-qualified source, we may be unable to find alternative sources of supply in the future and may therefore be adversely affected by supply interruptions resulting from the COVID-19 pandemic. Additionally, an economic slowdown caused by the COVID-19 pandemic could harm the financial health of our suppliers and sub-suppliers. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations or require us to alter our payment terms with certain suppliers, including prepaying for raw materials, which could put downward pressure on our cash flow.
We are exposed to the risks of operating a global business as a significant amount of our sales and manufacturing activity occur outside the United States.
Sales to customers outside the United States accounted for approximately 75%, 76%, 78% and 79% of our net sales in the three months ended March 28, 2020 and in 2019, 2018 and 2017, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts and raw materials. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:
•border closures, travel bans, entry limitations or inspections, and other restrictions on the international movement of goods, including actions to limit the export of goods in order to secure a domestic supply in light of actual or anticipated global shortages, as well as the potential exercise of governmental power to requisition or prioritize the production of specified goods or to commandeer facilities in the public interest, such as in the effort to combat the COVID-19 pandemic, any of which could adversely affect our ability to obtain supplies and delivery our products to customers;
•government actions, laws, rules, regulations and policies, such as “trade wars,” tariffs, sanctions or other changes in international trade requirements that affect our business and that of our customers and suppliers, any of which could impose additional costs on our operations and limit our ability to operate our business;
•challenges in hiring and integrating workers in different countries;
•challenges in managing a diverse workforce with different experience levels, languages, cultures, customs, business practices and worker expectations, along with differing employment practices and labor issues;
•challenges of maintaining appropriate business processes, procedures and internal controls and complying with legal, environmental, health and safety, anti-bribery, anti-corruption and other regulatory requirements that vary by jurisdiction, including new and evolving requirements for social distancing and other measures to minimize the spread of COVID-19;
•challenges in developing relationships with local customers, suppliers and governments;
•fluctuating pricing and availability of raw materials and supply chain interruptions or slowdowns, including as a result of difficulties, financial or otherwise, faced by segments of the transportation industry;
•public health crises, such as the COVID-19 pandemic;
•expense and complexity of complying with U.S. and foreign import and export regulations, including the ability to obtain required import and export licenses;
•fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar against foreign currencies that are important to our business, including Japanese yen, euro, Taiwanese dollar, Korean won, Chinese yuan, Singapore dollar or Malaysian ringgit, which could cause our sales and profitability to decline;
•liability for foreign taxes assessed at rates higher than those applicable to our domestic operations;

•customer or government efforts to encourage operations and sourcing in a particular country, such as Korea and China, including efforts to develop and grow local competitors, requiring local manufacturing, and providing special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; and
•political and economic instability and uncertainty, which may result in severely diminished liquidity and credit availability, rating downgrades of sovereign debt, declining valuation of certain investments, declines in consumer confidence, declines in economic growth, and increased volatility in unemployment rates.
In the past, these factors have disrupted our operations and increased our costs, and we expect that these factors will continue to do so in the future.
Risks Related to Owning our Common Stock
The price of our common stock has been volatile in the past and may be volatile in the future.
The price of our common stock has been volatile in the past and may be volatile in the future. In 2019, the closing price of our stock on The NASDAQ Global Select Market, or NASDAQ, ranged from a low of $27.43 to a high of $51.21, and from January 1, 2020 to April 9, 2020, it ranged from a low of $39.03 to a high of $58.47. The price of our common stock may show greater volatility in the future, particularly in light of the significant increase in volatility in the stock market in general as a result of the impact of the COVID-19 pandemic and ensuing governmental actions. The trading price of our common stock is subject to significant volatility in response to numerous factors, many of which are beyond our control or may be unrelated to our operating results, and which may adversely affect the market price of our common stock, including the following:
•any decision we make to modify, qualify, withdraw or cease providing any guidance regarding our anticipated financial results for future periods, as well as potential decreased confidence in any guidance we do provide;
•the failure to meet the published expectations of securities analysts, which in the future may vary more significantly from our actual results;
•changes in financial estimates by securities analysts;
•press releases or announcements by, or changes in market values of, comparable companies;
•volatility in the markets for high-technology stocks, general stock market price and volume fluctuations, which are particularly common among securities of high-technology companies;
•stock market price and volume fluctuations attributable to inconsistent trading volume levels;
•the public perception of equity values of publicly traded companies;
•fluctuations in our results of operations; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K or our other filings with the SEC.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information concerning shares of the Company’s Common Stock $0.01 par value purchased during the three months ended March 28, 2020.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - February 1, 2020	105,000	$53.55	105,000	$95,718,888
February 2, 2020 - February 29, 2020	87,000	$55.87	87,000	$122,965,213
March 1, 2020 - March 28, 2020	411,514	$46.37	411,514	$103,884,865
Total	603,514	$48.99	603,514	$103,884,865

(1) On February 5, 2020, the Company’s Board of Directors authorized a repurchase program, effective February 16, 2020, covering up to an aggregate of $125 million of the Company’s common stock, during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with
Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This repurchase program replaced the existing repurchase program, which was originally approved in February 2018 and amended in November 2018, which expired pursuant to its terms on February 15, 2020.
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

Item 6. Exhibits
EXHIBIT INDEX

A.The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)	Entegris, Inc. 2019 Performance Share Award Agreement*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2019
(10)	Entegris, Inc. 2019 RSU Unit Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2019
(10)	Entegris, Inc. 2019 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2019
(10)	Amendment No. 2, dated February 5, 2020, to Executive Change in Control Termination Agreement, between Entegris Inc. and Bertrand Loy*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2019
* A management contract or compensatory plan

B.The Company hereby files as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Document Filed Herewith
(10)	10.1	Entegris, Inc. 2020 Performance Share Award Agreement*
(10)	10.2	Entegris, Inc. 2020 RSU Unit Award Agreement*
(10)	10.3	Entegris, Inc. 2020 Stock Option Grant Agreement*
(31)	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
(31)	31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* A management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 21, 2020	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)