Form 10-Q
period 2020-06-27
ENTEGRIS INC
filed 2020-07-23
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32598

_______________________________________
Entegris, Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 20, 2020, there were 134,818,927 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JUNE 27, 2020
Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends and the impact of the COVID-19 pandemic; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on its business strategies; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions the Company has made and commercial partnerships the Company has established; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the COVID-19 pandemic on the global economy and financial markets, as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; the Company’s concentrated customer base; the Company’s ability to identify, effect and integrate acquisitions, joint ventures or other transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the increasing complexity of certain manufacturing processes; raw material shortages, supply constraints and price increases; changes in government regulations of the countries in which the Company operates; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; the level of, and obligations associated with, the Company’s indebtedness; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission, including under the heading “Risks Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 7, 2020, under the heading “Risk Factors” in Item 1A of this Quarterly Report and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	June 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$532,667	$351,911
Trade accounts and notes receivable, net of allowance for doubtful accounts of $3,066 and $1,145	275,557	234,409
Inventories, net	332,885	287,098
Deferred tax charges and refundable income taxes	20,291	24,552
Other current assets	27,447	34,427
Total current assets	1,188,847	932,397
Property, plant and equipment, net of accumulated depreciation of $558,433 and $522,424	475,202	479,544
Other assets:
Right-of-use assets	47,911	50,160
Goodwill	725,678	695,044
Intangible assets, net of accumulated amortization of $437,450 and $409,328	342,258	333,952
Deferred tax assets and other noncurrent tax assets	11,772	11,245
Other	12,372	13,744
Total assets	$2,804,040	$2,516,086
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$—	$4,000
Accounts payable	80,359	84,207
Accrued payroll and related benefits	61,884	62,340
Accrued interest payable	12,607	9,653
Other accrued liabilities	58,626	78,125
Income taxes payable	24,479	26,108
Total current liabilities	237,955	264,433
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $11,008 and $9,516	1,183,992	932,484
Pension benefit obligations and other liabilities	37,106	37,867
Deferred tax liabilities and other noncurrent tax liabilities	71,494	71,586
Long-term lease liability	41,704	43,827
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of June 27, 2020 and December 31, 2019	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of June 27, 2020: 134,948,625 and 134,746,225, respectively; issued and outstanding shares as of December 31, 2019: 134,929,768 and 134,727,368, respectively	1,349	1,349
Treasury stock, at cost: 202,400 shares held as of June 27, 2020 and December 31, 2019	(7,112)	(7,112)
Additional paid-in capital	838,739	842,784
Retained earnings	447,590	366,127
Accumulated other comprehensive loss	(48,777)	(37,259)
Total equity	1,231,789	1,165,889
Total liabilities and equity	$2,804,040	$2,516,086
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$448,405	$378,874	$860,732	$769,921
Cost of sales	241,033	212,600	467,882	426,254
Gross profit	207,372	166,274	392,850	343,667
Selling, general and administrative expenses	66,872	64,150	125,763	146,404
Engineering, research and development expenses	32,572	30,624	62,204	59,615
Amortization of intangible assets	13,216	16,591	29,427	35,248
Operating income	94,712	54,909	175,456	102,400
Interest expense	13,005	11,315	23,564	22,199
Interest income	(213)	(1,623)	(534)	(2,848)
Other (income) expense, net	(477)	(122,015)	401	(122,263)
Income before income tax expense	82,397	167,232	152,025	205,312
Income tax expense	14,361	43,235	22,983	48,657
Net income	$68,036	$123,997	$129,042	$156,655

Basic earnings per common share	$0.51	$0.92	$0.96	$1.16
Diluted earnings per common share	$0.50	$0.91	$0.95	$1.15

Weighted shares outstanding:
Basic	134,700	135,378	134,722	135,338
Diluted	136,007	136,581	136,188	136,637
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$68,036	$123,997	$129,042	$156,655
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(2,176)	(1,712)	(11,537)	(4,499)
Pension liability adjustments	9	(14)	19	10
Other comprehensive loss	(2,167)	(1,726)	(11,518)	(4,489)
Comprehensive income	$65,869	$122,271	$117,524	$152,166
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2018	136,179	$1,362	(202)	$(7,112)	$837,658	$213,753	$(32,776)	$(860)	$1,012,025
Shares issued under stock plans	572	5	—	—	(6,817)	—	—	—	(6,812)
Share-based compensation expense	—	—	—	—	4,653	—	—	—	4,653
Repurchase and retirement of common stock	(1,035)	(10)	—	—	(6,364)	(23,413)	—	—	(29,787)
Dividends declared ($0.07 per share)	—	—	—	—	7	(9,517)	—	—	(9,510)
Pension liability adjustment	—	—	—	—	—	—	—	24	24
Foreign currency translation	—	—	—	—	—	—	(2,787)	—	(2,787)
Net income	—	—	—	—	—	32,658	—	—	32,658
Balance at March 30, 2019	135,716	$1,357	(202)	$(7,112)	$829,137	$213,481	$(35,563)	$(836)	$1,000,464
Shares issued under stock plans	49	—		—	(572)	—	—	—	(572)
Share-based compensation expense	—	—	—	—	4,936	—	—	—	4,936
Repurchase and retirement of common stock	(422)	(4)	—	—	(2,579)	(12,417)	—	—	(15,000)
Dividends declared ($0.07 per share)	—	—	—	—	—	(9,550)	—	—	(9,550)
Pension liability adjustment	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation	—	—	—	—	—	—	(1,712)	—	(1,712)
Net income	—	—	—	—	—	123,997	—	—	123,997
Balance at June 29, 2019	135,343	$1,353	(202)	$(7,112)	$830,922	$315,511	$(37,275)	$(850)	$1,102,549

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2019	134,930	$1,349	(202)	$(7,112)	$842,784	$366,127	$(36,468)	$(791)	$1,165,889
Shares issued under stock plans	483	5	—	—	(10,894)	—	—	—	(10,889)
Share-based compensation expense	—	—	—	—	4,994	—	—	—	4,994
Repurchase and retirement of common stock	(604)	(6)	—	—	(3,740)	(25,818)	—	—	(29,564)
Dividends declared ($0.08 per share)	—	—	—	—	15	(10,773)	—	—	(10,758)
Pension liability adjustment	—	—	—	—	—	—	—	10	10
Foreign currency translation	—	—	—	—	—	—	(9,361)	—	(9,361)
Net income	—	—	—	—	—	61,006	—	—	61,006
Balance at March 28, 2020	134,809	$1,348	(202)	$(7,112)	$833,159	$390,542	$(45,829)	$(781)	$1,171,327
Shares issued under stock plans	139	1		—	(83)	—	—	—	(82)
Share-based compensation expense	—	—	—	—	5,655	—	—	—	5,655
Dividends declared ($0.08 per share)	—	—	—	—	8	(10,988)	—	—	(10,980)
Pension liability adjustment	—	—	—	—	—	—	—	9	9
Foreign currency translation	—	—	—	—	—	—	(2,176)	—	(2,176)
Net income	—	—	—	—	—	68,036	—	—	68,036
Balance at June 27, 2020	134,948	$1,349	(202)	$(7,112)	$838,739	$447,590	$(48,005)	$(772)	$1,231,789

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	June 27, 2020	June 29, 2019
Operating activities:
Net income	$129,042	$156,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,287	35,317
Amortization	29,427	35,248
Share-based compensation expense	10,649	9,589
Provision for deferred income taxes	(859)	(2,157)
Charge for excess and obsolete inventory	8,393	3,315
Other	5,361	4,982
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(42,087)	5,436
Inventories	(55,362)	3,709
Accounts payable and accrued liabilities	5,643	(52,707)
Other current assets	4,871	13,028
Income taxes payable and refundable income taxes	4,412	15,391
Other	647	557
Net cash provided by operating activities	141,424	228,363
Investing activities:
Acquisition of property, plant and equipment	(46,873)	(60,101)
Acquisition of businesses, net of cash acquired	(75,645)	(49,267)
Other	211	197
Net cash used in investing activities	(122,307)	(109,171)
Financing activities:
Proceeds from short-term borrowings and long-term debt	617,000	—
Payments of long-term debt	(368,000)	(2,000)
Payments for debt issuance costs	(3,964)	—
Payments for dividends	(21,652)	(18,964)
Issuance of common stock	1,749	917
Repurchase and retirement of common stock	(29,564)	(50,321)
Taxes paid related to net share settlement of equity awards	(12,720)	(8,301)
Deferred acquisition payments	(16,125)	—
Other	(2,891)	(497)
Net cash provided by (used in) financing activities	163,833	(79,166)
Effect of exchange rate changes on cash and cash equivalents	(2,194)	(706)
Increase in cash and cash equivalents	180,756	39,320
Cash and cash equivalents at beginning of period	351,911	482,062
Cash and cash equivalents at end of period	$532,667	$521,382

Supplemental Cash Flow Information	Six months ended
(unaudited)
(In thousands)	June 27, 2020	June 29, 2019
Non-cash transactions:
Deferred acquisition payments	$2,033	$14,001
Contingent consideration obligation	—	686
Equipment purchases in accounts payable	4,860	5,974
Dividends payable	86	96
Schedule of interest and income taxes paid:
Interest paid	19,365	21,637
Income taxes paid, net of refunds received	19,315	31,653
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of June 27, 2020 and December 31, 2019, and the results of operations and comprehensive income for the three and six months ended June 27, 2020 and June 29, 2019, the equity statements as of and for the three and six months ended June 27, 2020 and June 29, 2019, and cash flows for the six months ended June 27, 2020 and June 29, 2019.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 27, 2020 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $1,194.2 million at June 27, 2020, compared to the carrying amount of long-term debt, including current maturities, of $1,184.0 million at June 27, 2020.
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
The Company’s contracts are generally short-term in nature. Most contracts’ terms do not exceed twelve months. Payment terms vary by the type and location of the Company’s customers and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer. Those customers that prepay are represented by the contract liabilities below until the performance obligations are satisfied.
The following table provides information about contract liabilities from contracts with customers. The contract liabilities are included in other accrued liabilities balance in the condensed consolidated balance sheet.

(In thousands)	June 27, 2020	December 31, 2019
Contract liabilities - current	$12,252	$13,022
Significant changes in the contract liabilities balances during the period are as follows:

Six months ended
(In thousands)	June 27, 2020
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(9,100)
Increases due to cash received, excluding amounts recognized as revenue during the period	8,330

3. ACQUISITIONS
Sinmat
On January 10, 2020, the Company acquired Sinmat, a chemical mechanical polishing slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting and Sinmat’s results of operations are included in the Company’s condensed consolidated financial statements as of and since January 10, 2020. Costs associated with the acquisition of Sinmat were $0.7 million for the six months ended June 27, 2020 and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The acquisition does not constitute a material business combination.
The purchase price for Sinmat includes cash consideration of $76.2 million, or $75.6 million net of cash acquired, which was funded from the Company’s existing cash on hand.
The purchase price of Sinmat exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $31.7 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be non-deductible for income tax purposes.
During the quarter ended June 27, 2020, the Company finalized its fair value determination of the assets acquired and the liabilities assumed. The following table summarizes the provisional and final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and as adjusted as of June 27, 2020, respectively:

(In thousands):	As of January 10, 2020	As of June 27, 2020
Trade accounts and note receivable, net	$1,189	$1,189
Inventories, net	1,010	1,010
Other current assets	8	8
Property, plant and equipment	63	63
Identifiable intangible assets	41,680	41,680
Right-of-use assets	1,712	1,712
Deferred tax asset	—	102
Accounts payable and accrued liabilities	(58)	(58)
Short-term lease liability	(150)	(150)
Long-term lease liability	(1,562)	(1,562)
Net assets acquired	43,892	43,994
Goodwill	31,751	31,651
Total purchase price, net of cash acquired	$75,643	$75,645
The Company recognized the following finite-lived intangible assets as part of the acquisition of Sinmat:

(In thousands)	Amount	Weighted average life in years
Developed technology	$7,650	7.0
Trademarks and trade names	130	1.3
Customer relationships	33,900	15.0
	$41,680	13.5

Hangzhou Anow Microfiltration Co., Ltd.
On September 17, 2019, the Company acquired Hangzhou Anow Microfiltration Co., Ltd. (“Anow”), a filtration company for diverse industries including semiconductor, pharmaceutical, and medical. Anow reports into the Microcontamination Control segment of the Company. The acquisition was accounted for under the acquisition method of accounting and Anow’s results of operations are included in the Company’s condensed consolidated financial statements as of and since September 17, 2019. Costs associated with the acquisition of Anow were $0.3 million for the three and six months ended June 29, 2019 and were expensed as incurred. The acquisition does not constitute a material business combination.
The purchase price for Anow is $72.8 million, net of cash acquired. The purchase price includes (1) cash consideration of $73.0 million, or $69.3 million net of cash acquired, which was funded from the Company’s existing cash on hand, and (2) $3.5 million deferred payment due to the seller no earlier than September 18, 2021, at which time either the seller or the Company can exercise its option to receive or pay the deferred payment, respectively.
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
The following table summarizes the provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and as adjusted as of June 27, 2020:

(In thousands):	As of September 17, 2019	As of June 27, 2020
Trade accounts and note receivable, net	$3,455	$3,455
Inventories, net	4,242	4,459
Other current assets	202	794
Property, plant and equipment	8,863	8,257
Identifiable intangible assets	42,179	16,439
Right-of-use assets	—	2,328
Other noncurrent assets	1,565	74
Accounts payable and accrued liabilities	(1,814)	(5,022)
Short-term lease liability	—	(88)
Long-term lease liability	—	(107)
Noncurrent deferred tax liabilities	(10,890)	(4,129)
Other noncurrent liabilities	—	(3,270)
Net assets acquired	47,802	23,190
Goodwill	25,212	49,608
Total purchase price, net of cash acquired	$73,014	$72,798
The change in the allocation of the purchase price is due to the acquisition occurring near the quarter end date of September 29, 2019, which required an estimated allocation of values.
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

MPD Chemicals
On July 15, 2019, the Company acquired MPD Chemicals (“MPD”), a provider of advanced materials to the specialty chemical, technology, and life sciences industries. MPD reports into the Specialty Chemicals and Engineered Material segment of the Company. The acquisition was accounted for under the acquisition method of accounting and MPD’s results of operations are included in the Company’s condensed consolidated financial statements as of and since July 15, 2019. Costs associated with the acquisition of MPD were $1.1 million for the three and six months ended June 29, 2019 and were expensed as incurred. The acquisition does not constitute a material business combination.
The purchase price for MPD is $162.9 million, net of cash acquired. The purchase price includes (1) cash consideration of $158.4 million, which was funded from the Company’s existing cash on hand, and (2) a fixed deferred payment of $5.0 million that is due on January 15, 2022, recorded at $4.5 million, which represents the fair value of this fixed deferred payment as of the acquisition date.
The fair value of the fixed deferred payment was determined by taking the present value of this fixed deferred payment based on the term and a discount factor. The fixed deferred payment is reflected in pension benefit obligations and other liabilities in the Company’s condensed consolidated balance sheets.
The purchase price of MPD exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $63.2 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.
During the quarter ended June 27, 2020, the Company finalized its fair value determination of the assets acquired and liabilities assumed. The following table summarizes the provisional and final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and adjusted as of June 27, 2020, respectively:

(In thousands):	As of July 15, 2019	As of June 27, 2020
Trade accounts and note receivable, net	$3,575	$3,575
Inventories, net	21,899	8,689
Other current assets	318	313
Property, plant and equipment	14,571	11,465
Identifiable intangible assets	74,900	79,390
Right-of-use assets	3,677	3,621
Accounts payable and accrued liabilities	(2,440)	(1,874)
Short-term lease liabilities	(144)	(88)
Long-term lease liabilities	(4,016)	(4,016)
Other noncurrent liabilities	(1,416)	(1,416)
Net assets acquired	110,924	99,659
Goodwill	51,457	63,246
Total purchase price, net of cash acquired	$162,381	$162,905

The Company recognized the following finite-lived intangible assets as part of the acquisition of MPD:

(In thousands)	Amount	Weighted average life in years
Developed technology	$12,750	11.0
Trademarks and trade names	620	2.0
Customer relationships	66,020	17.0
	$79,390	16.0
Digital Specialty Chemicals
On March 8, 2019, the Company acquired Digital Specialty Chemicals Limited (“DSC”), a Toronto, Canada-based provider of advanced materials to the specialty chemical, technology, and pharmaceutical industries. DSC reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting and the results of operations of DSC are included in the Company’s condensed consolidated financial statements as of and since March 8, 2019. Costs associated with the acquisition of DSC were $2.1 million for the three and six months ended June 29, 2019 and were expensed as incurred. These costs were included in selling, general and administrative expense in the Company’s condensed consolidated statements of operations. The acquisition does not constitute a material business combination.
The purchase price for DSC is $64.1 million, net of cash acquired. The purchase price includes (1) cash consideration of $49.9 million, or $49.4 million net of cash acquired, which was funded from the Company’s existing cash on hand, (2) a fixed deferred payment of $16.1 million that is due on March 31, 2022, recorded at $14.0 million representing the fair value of this fixed deferred payment as of the acquisition date, and (3) an earnout-based contingent consideration of $0.7 million based on the operating performance of DSC for a twelve-month period ending March 31, 2021.
The fair value of the fixed deferred payment was determined by taking the present value of this fixed deferred payment based on the term and a discount factor. The fixed deferred payment is reflected in pension benefit obligations and other liabilities in the Company’s condensed consolidated balance sheets.
Upon closing the acquisition, the Company recorded a contingent consideration obligation of $0.7 million, which represents the fair value of the earnout-based contingent consideration. This amount was estimated based on a Black-Scholes model. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration obligation and reflected within the Company’s condensed consolidated statements of operations.
On December 3, 2019 the Company entered into a settlement agreement to accelerate the fixed deferred payment of $16.1 million to no later than March 8, 2020. This payment was made in the first quarter of 2020. The Company adjusted the fair value of the fixed deferred payment from its fair value to the full value resulting in an additional $1.6 million charge to interest expense in the fourth quarter of 2019 and the liability was adjusted from other long-term liabilities to other accrued liabilities in the condensed consolidated balance sheet as of December 31, 2019. In addition to the acceleration of the fixed deferred payment, it was determined that the earnout-based contingent consideration of $0.7 million will never become owed to the sellers under the original purchase agreement. The Company removed the liability and credited selling, general and administrative expenses in the fourth quarter of 2019.
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
During the year ended December 31, 2019, the Company finalized its fair value determination of the assets acquired and liabilities assumed. The following table summarizes the final allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands):	As of March 8, 2019
Trade accounts and note receivable, net	$1,840
Inventories, net	4,307
Other current assets	1,437
Property, plant and equipment	16,654
Identifiable intangible assets	6,870
Right-of-use assets	79
Deferred tax asset	1,066
Other noncurrent assets	28
Accounts payable and accrued liabilities	(2,861)
Deferred tax liabilities	(1,802)
Long-term lease liability	(37)
Net assets acquired	27,581
Goodwill	36,540
Total purchase price, net of cash acquired	$64,121

4. INVENTORIES
Inventories consist of the following:

(In thousands)	June 27, 2020	December 31, 2019
Raw materials	$111,099	$92,849
Work-in process	38,385	30,856
Finished goods	183,401	163,393
Total inventories, net	$332,885	$287,098

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2019	$397,952	$240,021	$57,071	$695,044
Addition due to acquisitions	31,751	—	—	31,751
Purchase accounting adjustments	1,276	1,897	—	3,173
Foreign currency translation	(3,283)	(1,007)	—	(4,290)
June 27, 2020	$427,696	$240,911	$57,071	$725,678
Identifiable intangible assets at June 27, 2020 and December 31, 2019 consist of the following:

June 27, 2020
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$279,130	$216,205	$62,925
Trademarks and trade names	28,918	17,245	11,673
Customer relationships	435,365	176,495	258,870
Other	36,295	27,505	8,790
	$779,708	$437,450	$342,258

December 31, 2019
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$272,334	$204,689	$67,645
Trademarks and trade names	29,106	16,326	12,780
Customer relationships	405,537	161,551	243,986
Other	36,303	26,762	9,541
	$743,280	$409,328	$333,952
Future amortization expense during the remainder of 2020, the next four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated at June 27, 2020 to be the following:

(In thousands)	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Future amortization expense	$23,817	47,407	46,639	44,763	31,295	148,337	$342,258

6. DEBT
Long-term debt as of June 27, 2020 and December 31, 2019 consists of the following:

(In thousands)	June 27, 2020	December 31, 2019
Senior unsecured notes due 2028	$400,000	$—
Senior secured term loan facility due 2025	245,000	396,000
Senior unsecured notes due 2026	550,000	550,000
	1,195,000	946,000
Unamortized discount and debt issuance costs	11,008	9,516
Total long-term debt	1,183,992	936,484
Less current maturities of long-term debt	—	4,000
Long-term debt less current maturities	$1,183,992	$932,484
Annual maturities of long-term debt, excluding unamortized discount and issuance costs, due as of June 27, 2020 are as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities*	$—	—	—	—	—	1,195,000	$1,195,000
*Subject to Excess Cash Flow payments to the lenders.
2028 Senior Unsecured Notes
On April 30, 2020, the Company issued $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028 (the “2028 Notes”). The 2028 Notes were issued under an indenture dated as of April 30, 2020 (the “2028 Notes Indenture”) by and among the Company, certain subsidiaries of the Company and Wells Fargo Bank, National Association, as trustee (the “2028 Notes Trustee”). Interest on the 2028 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2020. The Company incurred debt issuance costs of $4.0 million in connection with the 2028 Notes. These costs are reported in the condensed consolidated balance sheet as a direct deduction from the face amount of the 2028 Notes.
The 2028 Notes are guaranteed, jointly and severally, fully and unconditionally, on a senior unsecured basis, by the Company’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, to the extent that such entities guarantee indebtedness under the Company’s senior secured term loan facility due 2025 and senior secured revolving credit facility due 2023 (together, the “Senior Secured Credit Facilities”) or the Company’s 4.625% senior unsecured notes due 2026 (the “2026 Notes”) and any other subsidiary of the Company to the extent it incurs certain additional indebtedness (collectively, the “Guarantors”).
The 2028 Notes and the guarantees thereof are the Company’s and the Guarantors’ senior unsecured obligations, respectively, and will (i) rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness (including the 2026 Notes); (ii) rank senior to any subordinated indebtedness that the Company or the Guarantors may incur; (iii) be effectively subordinated to all of the Company’s or the Guarantors’ existing and future secured indebtedness (including the Senior Secured Credit Facilities), in each case, to the extent of the value of the assets securing such indebtedness; and (iv) be structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries that do not guarantee the 2028 Notes.
At any time prior to April 15, 2023, the Company may, at its option, on any one or more occasions, redeem up to 40% of the aggregate principal amount of the 2028 Notes, at a redemption price equal to 104.375% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with an amount of cash equal to the net cash proceeds of an equity offering, as defined in the 2028 Notes Indenture, by the Company; provided that (1) at least 60% of the aggregate principal amount of 2028 Notes issued under the 2028 Notes Indenture remains outstanding immediately after the occurrence of each such redemption; and (2) the redemption occurs within 120 days of the date of the closing of such equity offering.
Additionally, at any time prior to April 15, 2023, the 2028 Notes may be redeemed, in whole or in part, at the option of the Company, at a redemption price equal to 100% of the principal amount of the 2028 Notes redeemed, plus a “make whole” premium, plus accrued and unpaid interest to, but not including, the applicable redemption date.

On or after April 15, 2023, the Company may on any one or more occasions redeem all or a part of the 2028 Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the 2028 Notes redeemed, to, but not including, the applicable date of redemption, if redeemed during the 12-month period beginning on April 15 of the years indicated below:

Year	Percentage
2023	102.188%
2024	101.094%
2025 and thereafter	100.000%
Upon the occurrence of certain change of control events accompanied by certain ratings events, the Company will be required to offer to repurchase all of the outstanding 2028 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The 2028 Notes Indenture that governs the 2028 Notes contains covenants that, among other things, limit the Company’s ability and/or the ability of the Company’s subsidiaries to incur liens, engage in sale and leaseback transactions and consolidate, merge with or convey, transfer or lease all or substantially all of the Company’s and its subsidiaries’ assets to another person. The 2028 Notes Indenture also, subject to certain exceptions, limits the ability of any non-Guarantor subsidiary of the Company to incur indebtedness. These covenants are subject to a number of other limitations and exceptions as set forth in the 2028 Notes Indenture.
The 2028 Notes Indenture provides for events of default which, if certain of them occur, would permit the 2028 Notes Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2028 Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2028 Notes to be due and payable immediately.
7. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic—weighted common shares outstanding	134,700	135,378	134,722	135,338
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,307	1,203	1,466	1,299
Diluted—weighted common shares and common shares equivalent outstanding	136,007	136,581	136,188	136,637
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 27, 2020 and June 29, 2019:

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Shares excluded from calculations of diluted EPS	269	295	223	530

8. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and six months ended June 27, 2020 and June 29, 2019 consists of the following:

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Versum termination fee, net	$—	$(122,000)	$—	$(122,000)
Gain on foreign currency remeasurement	(1,973)	(203)	(1,333)	(923)
Loss on extinguishment of debt	1,470	—	1,470	—
Other, net	26	188	264	660
Other (income) expense, net	$(477)	$(122,015)	$401	$(122,263)
Versum termination fee, net
On January 28, 2019, the Company and Versum Materials, Inc. (“Versum”) announced that they had entered into an Agreement and Plan of Merger, dated as of January 27, 2019 (the “Merger Agreement”), pursuant to which they agreed to combine in a merger of equals. On April 8, 2019, Versum announced that its Board of Directors had received a proposal from Merck KGaA to acquire Versum and that its Board of Directors had deemed such proposal as a “Superior Proposal,” as defined in the Merger Agreement. On April 12, 2019, the Company received a termination notice from Versum terminating the Merger Agreement. In accordance with the terms of the Merger Agreement, Entegris received a $140.0 million termination fee from Versum in the second quarter of 2019. Also in the second quarter of 2019, the Company paid a fee of $18.0 million to the third-party financial adviser it had engaged to assist with the transaction.
9. LEASES
As of June 27, 2020, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. As of June 27, 2020, the Company does not have material finance leases. Our leases have remaining lease terms of 1 year to 14 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year.
As of June 27, 2020 and December 31, 2019, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet and other supplemental balance sheet information was as follows:

(In thousands, except lease term and discount rate)	Classification	June 27, 2020	December 31, 2019
Assets
Right-of-use assets	Right-of-use assets	$47,911	$50,160
Liabilities
Short-term lease liability	Other accrued liabilities	9,902	10,025
Long-term lease liability	Long-term lease liability	41,704	43,827
Total lease liabilities		$51,606	$53,852
Lease Term and Discount Rate
Weighted average remaining lease term (years)		8.2	8.4
Weighted average discount rate		4.9%	5.1%
Expense for leases less than 12 months for the three and six months ended June 27, 2020 and June 29, 2019 were not material. The components of lease expense for the three and six months ended June 27, 2020 and June 29, 2019 are as follows:

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$3,111	$2,792	$6,652	$5,812

The Company combines the amortization of the Right-of-use assets and the change in the operating lease liability in the same line item in the condensed consolidated statement of cash flows. Other information related to the Company’s operating leases was as follows:

(In thousands)	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$5,336	$5,020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,047	$3,019
Future minimum lease payments for noncancellable operating leases as of June 27, 2020, were as follows:

(In thousands)	Operating Leases
Remaining 2020	$12,193
2021	9,094
2022	6,749
2023	5,716
2024	4,856
Thereafter	25,792
Total	64,400
Less: Interest	12,794
Present value of lease liabilities	$51,606

10. SEGMENT REPORTING
The Company’s financial segment reporting reflects an organizational alignment intended to leverage the Company’s unique portfolio of capabilities to create value for its customers by developing mission-critical solutions to maximize manufacturing yields and enable higher performance of devices. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers, and strategic and technology roadmaps. The Company leverages its expertise from these three segments to create new and increasingly integrated solutions for its customers. The Company’s business is reported in the following segments:
•Specialty Chemicals and Engineered Materials (SCEM): SCEM provides high-performance and high-purity process chemistries, gases, and materials, and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes.
•Microcontamination Control (MC): MC offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries.
•Advanced Materials Handling (AMH): AMH develops solutions to monitor, protect, transport, and deliver critical liquid chemistries, wafers, and other substrates for a broad set of applications in the semiconductor industry and other high-technology industries.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales
SCEM	$146,213	$127,552	$290,427	$252,022
MC	183,758	150,185	343,019	307,891
AMH	126,434	107,515	242,571	223,579
Inter-segment elimination	(8,000)	(6,378)	(15,285)	(13,571)
Total net sales	$448,405	$378,874	$860,732	$769,921

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment profit
SCEM	$32,938	$24,000	$65,608	$48,431
MC	62,137	43,126	112,304	90,449
AMH	22,809	15,043	43,441	37,410
Total segment profit	$117,884	$82,169	$221,353	$176,290
The following table reconciles total segment profit to income before income taxes:

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total segment profit	$117,884	$82,169	$221,353	$176,290
Less:
Amortization of intangible assets	13,216	16,591	29,427	35,248
Unallocated general and administrative expenses	9,956	10,669	16,470	38,642
Operating income	94,712	54,909	175,456	102,400
Interest expense	13,005	11,315	23,564	22,199
Interest income	(213)	(1,623)	(534)	(2,848)
Other (income) expense, net	(477)	(122,015)	401	(122,263)
Income before income tax expense	$82,397	$167,232	$152,025	$205,312
In the following tables, revenue is disaggregated by customers’ country or region for the three and six months ended June 27, 2020 and June 29, 2019, respectively.

	Three months ended June 27, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$45,123	$33,454	$39,996	$(8,000)	110,573
Taiwan	26,246	42,358	22,334	—	$90,938
South Korea	21,118	22,959	21,036	—	65,113
Japan	18,209	30,015	11,955	—	60,179
China	18,315	28,362	13,038	—	59,715
Europe	8,746	17,801	11,765	—	38,312
Southeast Asia	8,456	8,809	6,310	—	23,575
	$146,213	$183,758	$126,434	$(8,000)	$448,405

	Three months ended June 29, 2019
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$33,676	$25,092	$35,193	$(6,378)	$87,583
Taiwan	21,584	31,205	12,740	—	65,529
South Korea	17,696	28,531	16,766	—	62,993
Japan	15,089	24,721	11,954	—	51,764
China	20,413	22,538	10,653	—	53,604
Europe	7,652	11,402	14,408	—	33,462
Southeast Asia	11,442	6,696	5,801	—	23,939
	$127,552	$150,185	$107,515	$(6,378)	$378,874

	Six months ended June 27, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$91,673	$62,134	$73,399	$(15,285)	$211,921
Taiwan	51,428	84,841	47,135	—	183,404
South Korea	41,247	43,081	36,197	—	120,525
Japan	35,332	58,126	22,375	—	115,833
China	33,825	46,559	24,677	—	105,061
Europe	17,354	31,289	24,313	—	72,956
Southeast Asia	19,568	16,989	14,475	—	51,032
	$290,427	$343,019	$242,571	$(15,285)	$860,732

	Six months ended June 29, 2019
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$66,414	$52,674	$73,739	$(13,571)	$179,256
Taiwan	46,757	69,695	30,863	—	147,315
South Korea	37,022	54,346	32,744	—	124,112
Japan	26,767	49,816	23,344	—	99,927
China	34,570	44,703	20,499	—	99,772
Europe	16,429	22,177	30,007	—	68,613
Southeast Asia	24,063	14,480	12,383	—	50,926
	$252,022	$307,891	$223,579	$(13,571)	$769,921

11. SUBSEQUENT EVENT
On July 10, 2020, the Company acquired Global Measurement Technologies, Inc. (“GMTI”), an analytical instrument provider for critical processes in semiconductor production, and its manufacturing partner Clean Room Plastics, Inc., for an aggregate purchase price of approximately $36 million in cash, subject to customary purchase price adjustments. The Company funded the acquisition from its available cash on hand. GMTI will be a part of the AMH segment. The acquisition does not constitute a material business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.
Overview
This overview is not a complete discussion of the Company’s financial condition, changes in financial condition or results of operations; it is intended merely to facilitate an understanding of the most salient aspects of the Company’s financial condition and operating performance and to provide a context for the detailed discussion and analysis that follows. The discussion and analysis must be read in its entirety in order to fully understand the Company’s financial condition and results of operations.
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
Our technology portfolio includes advanced materials and high-purity chemistries, with optimized packaging and delivery systems and in-process filtration and purification solutions that ensure high-value liquid chemistries and gases are free from contaminants before use. Our standard and customized products and solutions enable the highest levels of purity and performance that are essential to the manufacture of semiconductors, flat panel displays, light emitting diodes, high-purity chemicals, solar cells, gas lasers, optical and magnetic storage devices, and critical components for aerospace, glass manufacturing and biomedical applications. The majority of our products are consumed at various times throughout the manufacturing process, with demand driven in part by the level of semiconductor and other manufacturing activity.
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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2020 end March 28, 2020, June 27, 2020, September 26, 2020 and December 31, 2020. Unaudited information for the three and six months ended June 27, 2020 and June 29, 2019 and the financial position as of June 27, 2020 and December 31, 2019 are included in this Quarterly Report on Form 10-Q.
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

•Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the costs of manufacturing and raw materials. This is affected by a number of factors, which include the Company’s sales mix, purchase prices of raw materials (especially polymers, membranes, stainless steel and purchased components), domestic and international competition, direct labor costs, and the efficiency of the Company’s production operations, among others.
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
Impact of COVID-19 on our Business
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. In some cases, governmental re-opening plans have been delayed or reversed due to spikes in the number of infections. We continue to monitor the situation regarding the COVID-19 pandemic, which remains fluid and uncertain, and to proactively manage and adapt our responses in collaboration with our employees, customers and suppliers. However, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial condition, liquidity and cash flows, which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the actions to mitigate the virus or its impact, and how quickly and to what extent normal economic and operating conditions can resume.
Health and Safety
From the earliest signs of the outbreak, we have taken, and continue to take, proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all of our sites in accordance with applicable laws, including social distancing protocols, encouraging employees who do not need to be physically present on the manufacturing floor or in a lab to perform their work to work from home, suspending non-essential travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to employees who are physically present at our facilities. We expect to continue to implement these measures until the COVID-19 pandemic is adequately contained, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. We expect that the pandemic may abate at different times in different regions, and accordingly our health and safety protocols may vary across regions.
Operations
We have important manufacturing operations in the U.S., Japan, Korea, China, Malaysia, and Taiwan, all of which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns have generally excluded certain essential services, and those essential services have commonly included critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, suppliers and other third parties with which we do business. For example, the government of Malaysia issued an order that significantly reduced the number of employees who could be physically present to operate our Malaysian plant, which had reduced the productivity of that plant for a period of time. As of the date of this filing, our Malaysian plant is back to full capacity. In addition to reduced productivity, constraints and limits imposed on our operations may slow or diminish our research and development and customer qualification activities. We also experienced brief interruptions in operations at our sites in Hangzhou, China, San Luis Obispo, California and Bedford, Massachusetts. While governmental measures may be modified, extended or reimposed, we expect that, absent a significant surge in infections in the relevant local area, our manufacturing and research and development facilities will remain operational, largely at or near full capacity. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from employees who are required to be on-site to perform their jobs, and we have incurred incremental employee compensation related to the COVID-19 pandemic. We do not currently expect that our operations will be adversely affected by significant absenteeism.
Supply
We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced and, as the pandemic continues, may continue to face, difficulties maintaining operations in light of government-ordered restrictions and shelter-in-place mandates and may face challenges in maintaining their level of supply. For example, earlier in the year, one of our critical valve suppliers was shut down and was unable to supply us with valves for certain of our gas purification products. In this instance we were able to procure this critical part from a second, pre-qualified source. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. To mitigate the risk of potential supply interruptions from the COVID-19 pandemic, we chose to increase certain inventory levels during the second quarter, and we continue to hold more inventory than we might otherwise seek to maintain. These actions may result in increased charges for excess or obsolete inventory, which would have the effect of reducing our profitability. We may decide to take similar actions going forward. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have resulted, in certain instances, in higher costs and delays, both on obtaining raw materials and shipping finished goods to customers. If these restrictions and disruptions continue, they could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.
Demand
The COVID-19 pandemic has significantly increased economic and demand uncertainty. During the first and second quarters of 2020, we have seen strong demand from leading-edge customers associated with end-uses in servers and other data center applications. We believe that a portion of recent orders we have received may be a result of customers increasing their inventory to reduce their exposure to risks of future supply disruptions, which could offset demand for our products in the future. We continue to see weakness in some mainstream fabs associated with the slowdown in sales of automotive, aerospace, mobile phone, and other applications. Across our three divisions, certain customers impacted by governmental reactions to COVID-19 pushed out product deliveries and acceptance inspections from the first quarter of 2020 to the second quarter of 2020. We anticipate that the pandemic will continue to contribute to the current global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely affected.
Liquidity
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our business model, our current cash reserves and our balance sheet leave us well-positioned to manage our business through this crisis as we expect it to unfold. We have taken recent steps to strengthen our balance sheet. On April 30, 2020, we issued $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. We used a portion of the net proceeds of the offering to repay approximately $142 million of borrowings under our senior secured revolving facility due 2023, or the Revolving Facility, representing the entire aggregate principal amount outstanding thereunder. We also used a portion of the net proceeds of the offering to repay approximately $151 million of outstanding borrowings under our senior secured term loan facility, or the Term Loan Facility.
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
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts that COVID-19 may have on our financial condition, results of operations or cash flows in the future. In addition, see Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.
Overall Summary of Financial Results
For the three months ended June 27, 2020, net sales increased 18% to $448.4 million, compared to $378.9 million for the three months ended June 29, 2019. Net sales for the three months ended June 27, 2020 included sales of $12.4 million from acquired businesses and favorable foreign currency translation effects of $0.4 million. In addition to these factors, the increase in revenue primarily resulted from increased customer demand from the semiconductor market compared to the year-ago quarter.
Sales were up $36.1 million, or 9%, on a sequential basis over sales of $412.3 million in the first quarter of 2020, including favorable foreign currency translation effects of $0.1 million and sales attributable to acquired businesses of $2.0 million. The increase in revenue resulted primarily from increased customer demand from the semiconductor market compared to the previous quarter.
The Company’s gross profit for the three months ended June 27, 2020 increased to $207.4 million, up from $166.3 million for the three months ended June 29, 2019. The Company experienced a 46.2% gross margin for the three months ended June 27, 2020, compared to 43.9% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix.

The Company’s selling, general and administrative (SG&A) expenses increased by $2.7 million for the three months ended June 27, 2020 compared to the year-ago quarter, mainly due to higher employee costs.
The Company’s other income, net decreased by $121.5 million for the three months ended June 27, 2020 compared to the year-ago quarter, mainly due to the net proceeds of $122.0 million received from the termination of the merger agreement with Versum in the three months ended June 29, 2019. See note 8 to the Company’s condensed consolidated financial statements for additional information.
As a result of the aforementioned factors, the Company reported net income of $68.0 million, or $0.50 per diluted share, for the quarter ended June 27, 2020, compared to net income of $124.0 million, or $0.91 per diluted share, a year ago.
On April 30, 2020, the Company issued $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. The transaction is described in further detail in note 6 to the Company’s condensed consolidated financial statements.
On July 10, 2020, the Company acquired Global Measurement Technologies, Inc., or GMTI, an analytical instrument provider for critical processes in semiconductor production, and its manufacturing partner Clean Room Plastics, Inc., for an aggregate purchase price of approximately $36 million in cash, subject to customary purchase price adjustments. The Company funded the acquisition from its available cash on hand. GMTI will be a part of the AMH segment. The acquisition does not constitute a material business combination.
Cash and cash equivalents were $532.7 million at June 27, 2020, compared with cash and cash equivalents of $351.9 million at December 31, 2019. The Company had outstanding debt of $1,184.0 million at June 27, 2020, compared to $936.5 million at December 31, 2019.
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

Three and Six Months Ended June 27, 2020 Compared to Three and Six Months Ended June 29, 2019 and Three Months Ended March 28, 2020
The following table compares operating results for the three and six months ended June 27, 2020 with results for the three and six months ended June 29, 2019 and three months ended March 28, 2020 both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Six months ended
(Dollars in thousands)	June 27, 2020		June 29, 2019		March 28, 2020		June 27, 2020		June 29, 2019
Net sales	$448,405	100.0%	$378,874	100.0%	$412,327	100.0%	$860,732	100.0%	$769,921	100.0%
Cost of sales	241,033	53.8	212,600	56.1	226,849	55.0	467,882	54.4	426,254	55.4
Gross profit	207,372	46.2	166,274	43.9	185,478	45.0	392,850	45.6	343,667	44.6
Selling, general and administrative expenses	66,872	14.9	64,150	16.9	58,891	14.3	125,763	14.6	146,404	19.0
Engineering, research and development expenses	32,572	7.3	30,624	8.1	29,632	7.2	62,204	7.2	59,615	7.7
Amortization of intangible assets	13,216	2.9	16,591	4.4	16,211	3.9	29,427	3.4	35,248	4.6
Operating income	94,712	21.1	54,909	14.5	80,744	19.6	175,456	20.4	102,400	13.3
Interest expense	13,005	2.9	11,315	3.0	10,559	2.6	23,564	2.7	22,199	2.9
Interest income	(213)	—	(1,623)	(0.4)	(321)	(0.1)	(534)	(0.1)	(2,848)	(0.4)
Other (income) expense, net	(477)	(0.1)	(122,015)	(32.2)	878	0.2	401	—	(122,263)	(15.9)
Income before income taxes	82,397	18.4	167,232	44.1	69,628	16.9	152,025	17.7	205,312	26.7
Income tax expense	14,361	3.2	43,235	11.4	8,622	2.1	22,983	2.7	48,657	6.3
Net income	$68,036	15.2%	$123,997	32.7%	$61,006	14.8%	$129,042	15.0%	$156,655	20.3%
Net sales For the three months ended June 27, 2020, net sales increased by 18% to $448.4 million, compared to $378.9 million for the three months ended June 29, 2019. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended June 29, 2019	$378,874
Increase associated with acquired businesses	12,448
Increase associated with volume, pricing and mix	56,649
Increase associated with effect of foreign currency translation	434
Net sales in the quarter ended June 27, 2020	$448,405
The Company’s sales increase was primarily due to increased customer demand from the semiconductor market compared to the year-ago quarter, sales of $12.4 million from the Company’s recent acquisitions and favorable foreign currency translation effects of $0.4 million.
On a geographic basis, sales percentage by customers’ country or region for the three months ended June 27, 2020 and June 29, 2019 and the percentage increase (decrease) in sales for the three months ended June 27, 2020 compared to the sales for the three months ended June 29, 2019 were as follows:

	Three months ended
	June 27, 2020	June 29, 2019	Percentage increase (decrease) in sales
North America	25%	23%	26%
Taiwan	20%	17%	39%
South Korea	15%	17%	3%
Japan	13%	14%	16%
China	13%	14%	11%
Europe	9%	9%	14%
Southeast Asia	5%	6%	(2%)
The increase in sales to customers in North America was primarily driven by sales from our recent acquisitions of MPD Chemicals, or MPD, and Sinmat and demand for our Microcontamination Control products. The increase in sales to customers in Taiwan was primarily driven by demand for our Advanced Materials Handling and Microcontamination Control products. The increase in sales to customers in Japan was primarily driven by demand for our Microcontamination Control and Specialty Chemicals and Engineered Materials products. The increase in sales to customers in China was due to sales from our acquisition of Hangzhou Anow Microfiltration Co., Ltd, or Anow. The increase in sales to customers in Europe was driven by demand for our Microcontamination Control products.
Sales were up $36.1 million, or 9%, on a sequential basis over sales of $412.3 million for the first quarter of 2020, including favorable foreign currency translation effects of $0.1 million and sales associated attributable to acquired businesses of $2.0 million. The increase in revenue resulted from increased customer demand from the semiconductor market compared to the previous quarter.
Net sales for the six months ended June 27, 2020 were $860.7 million, up 12% from $769.9 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the six months ended June 29, 2019	$769,921
Increase associated with volume, pricing and mix	62,858
Increase associated with effect of foreign currency translation	125
Increase associated with acquired businesses	27,828
Net sales in the six months ended June 27, 2020	$860,732
The Company’s sales increase was primarily due to increased customer demand from the semiconductor market compared to the year-ago period, sales of $27.8 million from the Company’s recent acquisitions and favorable foreign currency translation effects of $0.1 million.
On a geographic basis, sales percentage by customers’ country or region for the six months ended June 27, 2020 and June 29, 2019 and the percentage increase (decrease) in sales for the six months ended June 27, 2020 compared to the sales for the six months ended June 29, 2019 were as follows:

	Six months ended
	June 27, 2020	June 29, 2019	Percentage increase (decrease) in sales
North America	25%	23%	18%
Taiwan	21%	19%	24%
South Korea	14%	16%	(3%)
Japan	13%	13%	16%
China	12%	13%	5%
Europe	8%	9%	6%
Southeast Asia	6%	7%	—%
The increase in sales to customers in North America was primarily driven by sales from our recent acquisitions of MPD and Sinmat and demand for our Microcontamination Control products. The increase in sales to customers in Taiwan was primarily driven by demand for our Advanced Materials Handling and Microcontamination Control products. The increase in sales to customers in Japan was primarily driven by demand for our Microcontamination Control and Specialty Chemicals and Engineered Materials products.

Gross profit The Company’s gross profit increased 25% for the three months ended June 27, 2020 to $207.4 million, compared to $166.3 million for the three months ended June 29, 2019. The Company experienced a 46.2% gross margin rate for the three months ended June 27, 2020, compared to 43.9% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix. The gross profit and gross margin figures include a cost of sales charge of $0.7 million associated with the sale of inventory acquired in recent business acquisitions for the three months ended June 29, 2019.
For the six months ended June 27, 2020, the Company’s gross profit increased 14% to $392.9 million, compared to $343.7 million for the six months ended June 29, 2019. The Company experienced a 45.6% gross margin rate for the six months ended June 27, 2020, compared to 44.6% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix. The gross profit and gross margin figures include incremental cost of sales charges of $0.4 million and $2.9 million associated with the sale of inventory acquired in recent business acquisitions for the six months ended June 27, 2020 and June 29, 2019, respectively.
Selling, general and administrative expenses SG&A expenses were $66.9 million for the three months ended June 27, 2020, up $2.7 million, or 4%, from the comparable three-month period a year earlier. An analysis of the factors underlying the increase in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended June 29, 2019	$64,150
Deal and transaction costs	(661)
Integration costs	648
Employee costs	4,457
Travel costs	(2,219)
Provision for bad debt	1,105
Professional fees	(1,005)
Other increases, net	397
Selling, general and administrative expenses in the quarter ended June 27, 2020	$66,872
SG&A expenses were $125.8 million for the first six months of 2020, down 14% compared to SG&A expenses of $146.4 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the six months ended June 29, 2019	$146,404
Deal and transaction costs	(18,366)
Integration costs	(2,224)
Employee costs	1,085
Travel costs	(2,954)
Provision for bad debt	1,438
Other increases, net	380
Selling, general and administrative expenses in the six months ended June 27, 2020	$125,763
Deal and transaction costs were $18.4 million lower in the six months ended June 27, 2020 compared to the six months ended June 29, 2019, mainly due to the deal costs associated with the terminated Versum transaction.
Engineering, research and development expenses The Company’s engineering, research and development, or ER&D, efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $32.6 million in the three months ended June 27, 2020 compared to $30.6 million in the year-ago period. An analysis of the factors underlying the increase in ER&D is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended June 29, 2019	$30,624
Employee costs	2,839
Travel costs	(349)
Other decreases, net	(542)
Engineering, research and development expenses in the quarter June 27, 2020	$32,572

ER&D expenses increased 4% to $62.2 million in the first six months of 2020, compared to $59.6 million in the year ago period. An analysis of the factors underlying the increase in ER&D is presented in the following table:

(In thousands)
Engineering, research and development expenses in the six months ended June 29, 2019	$59,615
Employee costs	2,629
Depreciation	1,068
Travel costs	(548)
Other decreases, net	(560)
Engineering, research and development expenses in the six months ended June 27, 2020	$62,204
Amortization expenses Amortization of intangible assets was $13.2 million in the three months ended June 27, 2020, compared to $16.6 million for the three months ended June 29, 2019. The decrease primarily reflects the elimination of amortization expense of $6.0 million for identifiable intangible assets acquired in recent acquisitions that became fully amortized in previous periods, partially offset by additional amortization expense of $2.7 million associated with recent acquisitions.
Amortization of intangible assets was $29.4 million in the six months ended June 27, 2020, compared to $35.2 million for the six months ended June 29, 2019. The decrease primarily reflects the elimination of amortization expense of $10.9 million for identifiable intangible assets acquired in recent acquisitions that became fully amortized in previous periods, partially offset by additional amortization expense of $5.3 million associated with recent acquisitions.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $13.0 million in the three months ended June 27, 2020 compared to $11.3 million in the three months ended June 29, 2019. The increase primarily reflects higher average debt levels.
Interest expense was $23.6 million in the six months ended June 27, 2020, compared to $22.2 million in the six months ended June 29, 2019. The increase reflects higher average debt levels.
Interest income Interest income was $0.2 million in the three months ended June 27, 2020, compared to $1.6 million in the three months ended June 29, 2019. The decrease reflects lower average interest rates.
Interest income was $0.5 million in the six months ended June 27, 2020, compared to $2.8 million in the six months ended June 29, 2019. The decrease reflects lower average interest rates.
Other (income) expense, net Other income, net was $0.5 million in the three months ended June 27, 2020 and consisted mainly of foreign currency transaction gains of $2.0 million, partially offset by loss on debt extinguishment costs of $1.5 million associated with payments on the Term Loan Facility. Other income, net was $122.0 million in the three months ended June 29, 2019 and consisted of net proceeds of $122.0 million received from the termination of the merger agreement with Versum.
Other expense, net was $0.4 million in the six months ended June 27, 2020 and consisted of loss on debt extinguishment costs of $1.5 million associated with payments on the Term Loan Facility, partially offset by foreign currency transaction gains of $1.3 million. Other income, net was $122.3 million in the six months ended June 29, 2019 and consisted mainly of net proceeds of $122.0 million received from the termination of the merger agreement with Versum.
Income tax expense Income tax expense was $14.4 million and $23.0 million in the three and six months ended June 27, 2020, respectively, compared to income tax expense of $43.2 million and $48.7 million in the three and six months ended June 29, 2019, respectively. The Company’s year-to-date effective tax rate at June 27, 2020 was 15.1% , compared to 23.7% at June 29, 2019.
The year-to-date effective tax rate at June 29, 2019 included a discrete tax charge of $9.4 million related to the reversal of a dividend received deduction that was recorded in 2018. This discrete charge was recorded based on the issuance of final regulations during the quarter ended June 29, 2019. Additionally, in 2019 the Company received a termination fee from Versum based on the termination of the Versum merger agreement and recorded a discrete charge of $23.5 million related to the termination fee, net of associated expenses. As a result of the termination fee, the Company released a valuation allowance on federal capital loss carryforwards and recorded a discrete benefit of $2.4 million. Furthermore, the year-to-date effective tax rate decreased from June 29, 2019 to June 27, 2020 due to lower accrued withholding taxes as a result of a portion of the Company’s foreign earnings being permanently reinvested in 2020 and an increase in the federal research and development credits. The year-to-date income tax expense at June 27, 2020 and June 29, 2019 includes discrete benefits of $6.4 million and $3.1 million, respectively, recorded in connection with share-based compensation.

Net income Due to the factors noted above, the Company recorded net income of $68.0 million, or $0.50 per diluted share, in the three-month period ended June 27, 2020, compared to net income of $124.0 million, or $0.91 per diluted share, in the three months ended June 29, 2019. In the three months ended June 27, 2020, net income, as a percentage of net sales, decreased to 15.2% from 32.7% in the year-ago period.
In the six months ended June 27, 2020, the Company recorded net income of $129.0 million, or $0.95 per diluted share, compared to net income of $156.7 million, or $1.15 per diluted share, in the six months ended June 29, 2019. In the six months ended June 27, 2020, net income, as a percentage of net sales, decreased to 15.0% from 20.3% in the year-ago period.
Non-GAAP Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See the section “Non-GAAP Information” included below in this section for additional detail, including the definition of certain non-GAAP financial measures and the reconciliation of these non-GAAP measures to the Company’s GAAP measures.
The Company’s principal non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share.
Adjusted EBITDA increased 38% to $131.5 million in the three months ended June 27, 2020, compared to $95.4 million in the three months ended June 29, 2019. In the three months ended June 27, 2020, Adjusted EBITDA, as a percentage of net sales, increased to 29% from 25% in the year-ago period.
Adjusted EBITDA increased 23% to $251.8 million in the six months ended June 27, 2020, compared to $204.3 million in the six months ended June 29, 2019. In the six months ended June 27, 2020, Adjusted EBITDA, as a percentage of net sales, increased to 29% from 27% in the year-ago period.
Adjusted Operating Income increased 44% to $110.8 million in the three months ended June 27, 2020, compared to $76.8 million in the three months ended June 29, 2019. Adjusted Operating Income, as a percentage of net sales, increased to 25% from 20% in the year-ago period.
Adjusted Operating Income increased 25% to $210.5 million in the six months ended June 27, 2020, compared to $169.0 million in the six months ended June 29, 2019. In the six months ended June 27, 2020, Adjusted Operating Income, as a percentage of net sales, increased to 24% from 22% in the year-ago period.
Non-GAAP Earnings Per Share increased 54% to $0.60 in the three months ended June 27, 2020, compared to $0.39 in the three months ended June 29, 2019. Non-GAAP Earnings Per Share increased 29% to $1.15 in the six months ended June 29, 2019, compared to $0.89 in the six months ended June 29, 2019.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments and unallocated general and administrative expenses for the three months ended June 27, 2020, June 29, 2019 and March 28, 2020, and the six months ended June 27, 2020 and June 29, 2019.

	Three months ended			Six months ended
(In thousands)	June 27, 2020	June 29, 2019	March 28, 2020	June 27, 2020	June 29, 2019
Specialty Chemicals and Engineered Materials
Net sales	$146,213	$127,552	$144,214	$290,427	$252,022
Segment profit	32,938	24,000	32,670	65,608	48,431
Microcontamination Control
Net sales	$183,758	$150,185	$159,261	$343,019	$307,891
Segment profit	62,137	43,126	50,167	112,304	90,449
Advanced Materials Handling
Net sales	$126,434	$107,515	$116,137	$242,571	$223,579
Segment profit	22,809	15,043	20,632	43,441	37,410

Unallocated general and administrative expenses	$9,956	$10,669	$6,514	$16,470	$38,642
Specialty Chemicals and Engineered Materials (SCEM)
For the second quarter of 2020, SCEM net sales increased to $146.2 million, compared to $127.6 million in the comparable period last year. The sales increase was due to increased sales of advanced deposition materials and cleaning chemistries, as well as additional sales of $8.2 million attributable to the acquisitions of MPD in the third quarter of 2019 and Sinmat in the first quarter of 2020. This growth was offset by declines in non-semi related sales, particularly in end markets that were most impacted by the pandemic, such as aerospace and handsets. SCEM reported a segment profit of $32.9 million in the second quarter of 2020, up 37% from $24.0 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to increased sales volume, partially offset by a 9% increase in operating expenses, primarily due to recent acquisitions and higher compensation costs.

For the six months ended June 27, 2020, SCEM net sales increased to $290.4 million, compared to $252.0 million in the comparable period last year. The sales increase was mainly due to increased sales of advanced deposition materials and cleaning chemistries, as well as additional sales of $20.6 million attributable to the acquisitions of Digital Specialty Chemicals Limited, or DSC, in the first quarter of 2019, MPD in the third quarter of 2019 and Sinmat in the first quarter of 2020. This growth was offset by declines in non-semi related sales, particularly in end markets that were most impacted by the pandemic, such as aerospace and handsets. SCEM reported a segment profit of $65.6 million in the six months ended June 27, 2020, up 35% from $48.4 million in the year-ago period also due to higher sales levels, partially offset by a 7% increase in operating expenses, primarily due to recent acquisitions and higher compensation costs.
Microcontamination Control (MC)
For the second quarter of 2020, MC net sales increased to $183.8 million, compared to $150.2 million in the comparable period last year. The sales increase was mainly due to improved sales from liquid filtration and gas filtration products, as well as additional sales of $4.0 million attributable to the acquisition of Anow in the third quarter of 2019, partially offset by a decrease in sales from gas purification products. MC reported a segment profit of $62.1 million in the second quarter of 2020, up 44% from $43.1 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales volume.
For the six months ended June 27, 2020, MC net sales increased to $343.0 million, compared to $307.9 million in the comparable period last year. The sales increase was due to improved sales from liquid filtration and gas purification products, as well as additional sales of $7.2 million attributable to the acquisition of Anow in the third quarter of 2019. MC reported a segment profit of $112.3 million in the six months ended June 27, 2020, up 24% from $90.4 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales volume.

Advanced Materials Handling (AMH)
For the second quarter of 2020, AMH net sales increased to $126.4 million, compared to $107.5 million in the comparable period last year. The sales increase was mainly due to improved sales from high purity liquid containers and wafer handling products. AMH reported a segment profit of $22.8 million in the second quarter of 2020, up 52% from $15.0 million in the year-ago period. The segment profit increase was primarily due to higher sales volume and a 5% decrease in operating expenses, primarily due to lower spending and restructuring initiatives from the previous year.
For the six months ended June 27, 2020, AMH net sales increased to $242.6 million, compared to $223.6 million in the comparable period last year. The sales increase was mainly due to improved sales from high purity liquid containers and wafer handling products. AMH reported a segment profit of $43.4 million in the six months ended June 27, 2020, up 16% from $37.4 million in the year-ago period. The segment profit increase was primarily due to higher sales volume and a 7% decrease in operating expenses, primarily due to lower spending and restructuring initiatives from the previous year.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $10.0 million in the second quarter of 2020, compared to $10.7 million in the comparable period last year.
Unallocated general and administrative expenses for the six months ended June 27, 2020 totaled $16.5 million, down from $38.6 million in the six months ended June 27, 2020. The $22.2 million decrease mainly reflects a $20.6 million decrease in deal and integration costs referenced in the discussion of SG&A above.

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	June 27, 2020	December 31, 2019
Cash and cash equivalents	$532,667	$351,911
Working capital	950,892	667,964
Total debt	1,183,992	936,484
The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company’s future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as our issuance of $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028 and related repayments under the Revolving Facility and Term Loan Facility, will help us to manage our business through this crisis as we expect it to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the semiconductor industry. Based on our analysis, we believe our existing balances of domestic cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. As the opportunity arises, we may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, in fiscal 2020, we have not experienced difficulty accessing the capital and credit markets; however, future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Six months ended
(in thousands)	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$141,424	$228,363
Net cash used in investing activities	(122,307)	(109,171)
Net cash provided by (used in) financing activities	163,833	(79,166)
Increase in cash and cash equivalents	180,756	39,320

Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flows provided by operating activities totaled $141.4 million in the six months ended June 27, 2020 compared to cash flows provided by operating activities of $228.4 million in the six months ended June 29, 2019. The decrease in cash provided by operating activities was primarily due to lower net income and changes in working capital and other assets and liabilities. The net change in working capital and other assets and liabilities resulted in a decrease to cash provided by operations of $81.9 million for the six months ended June 27, 2020 compared to a decrease of $14.6 million for the six months ended June 29, 2019.
Changes in working capital and other assets and liabilities for the six months ended June 27, 2020 were driven by increases in accounts receivable, inventories and accounts payable. The change for accounts receivable was primarily due to the Company's quarter closing date occurring several days prior to the end of the calendar month, the period during which receivable collections are typically heavy, particularly for the Company's Asia operations as compared to the six months ended June 29, 2019. The change for inventory was driven by an increase in raw material purchases to provide a buffer related to any potential supply chain issues related to COVID-19. The change for accounts payable and accrued liabilities was primarily driven by the timing of payments of accounts payable. In addition, the Company paid out a lower incentive compensation payment for the six months ended June 27, 2020 compared to the Company’s analogous payment for the six months ended June 29, 2019. Furthermore, the Company’s incentive compensation accrual is higher at June 27, 2020 than its incentive compensation accrual at June 29, 2019.
Investing activities Cash flows used in investing activities totaled $122.3 million in the six months ended June 27, 2020 compared to cash flows used in investing activities of $109.2 million in the six months ended June 29, 2019. The change was due to higher cash paid for acquisitions, offset in-part by lower cash paid for acquisition of property, plant and equipment.
Acquisition of property, plant and equipment totaled $46.9 million in the six months ended June 27, 2020, which primarily reflected investments in equipment and tooling, compared to $60.1 million in the six months ended June 29, 2019, which primarily reflected investments in equipment and tooling.
On January 10, 2020, the Company acquired Sinmat, a CMP slurry manufacturer. The cash used to acquire Sinmat for the six months ended June 27, 2020 was $75.6 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
In the six months ended June 29, 2019, the Company acquired DSC, which provides advanced materials to the specialty chemical, technology and pharmaceutical industries. The cash used to acquire DSC for the six months ended June 29, 2019 was $49.3 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
As of June 27, 2020, the Company expects its full-year capital expenditures in 2020 to be approximately $120.0 million. As of June 27, 2020, the Company had outstanding capital purchase obligations of $42.1 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not received the related goods or property as of such date.
Financing activities Cash flows provided by financing activities totaled $163.8 million during the six months ended June 27, 2020 compared to cash flows used in financing activities of $79.2 million during the six months ended June 29, 2019. The change was primarily due to net long-term debt activity, which was a source of cash of $249.0 million in the six months ended June 27, 2020, compared to a use of cash of $2.0 million in the comparable period in 2019, and a $20.8 million decrease of repurchases of the Company’s common stock, partially offset by a $16.1 million deferred acquisition payment related to our DSC acquisition, a $4.4 million increase in cash used to pay taxes for net share settlements of equity awards and $4.0 million increase in payments for debt issuance costs. In March 2020, the Company suspended its share repurchase program.
Our total dividend payments were $21.7 million in the six months ended June 27, 2020 compared to $19.0 million in the six months ended June 29, 2019. We have paid a cash dividend in each of the past 11 quarters. On July 15, 2020, the Board declared a quarterly cash dividend of $0.08 per share of common stock, payable on August 19, 2020 to stockholders of record on July 29, 2020.
Other Liquidity and Capital Resources Considerations
The Company’s Term Loan Facility matures on November 6, 2025 and bears interest rate at a rate per annum of 2.2% at June 27, 2020. During the six months ended June 27, 2020, the Company made payments of $151.0 million on the Term Loan Facility and had losses on debt extinguishment of $1.5 million. As of June 27, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $245 million.
The Company’s Revolving Facility provides for lending commitments in an aggregate principal amount of up to $300 million maturing on November 6, 2023. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or LIBOR plus, in each case, an applicable margin. At June 27, 2020, there was no balance outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
Through June 27, 2020, the Company was in compliance with all applicable financial covenants under its credit facilities.
As of June 27, 2020, we had $550 million aggregate principal amount of 4.625% senior unsecured notes due February 10, 2026 outstanding.
On April 30, 2020, the Company issued $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. The Company paid debt issuance costs of $4.0 million in connection with the issuance of the notes during the six months ended June 27, 2020. The transaction is described in further detail in note 6 to the Company’s condensed consolidated financial statements.
The Company also has lines of credit with two banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $11.2 million. There were no outstanding borrowings under these lines of credit at June 27, 2020.
As of June 27, 2020, the Company’s sources of available funds were its cash and cash equivalents of $532.7 million, funds available under the Revolving Facility and international credit facilities and cash flow generated from operations. As of June 27, 2020, the amount of cash and cash equivalents held in certain of our foreign operations totaled approximately $219.5 million. If we repatriate such funds, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued taxes for the tax effect of repatriating the funds to the U.S.
Off-Balance Sheet Arrangements
As of June 27, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for long-term debt. On April 30, 2020, the Company issued $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. The Company paid down $151 million on the Term Loan Facility during the second quarter of 2020.
Recently adopted accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted.
Recently issued accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of accounting pronouncements recently issued but not yet adopted.
Non-GAAP Information The Company’s condensed consolidated financial statements are prepared in conformity with GAAP.
The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. These non-GAAP financial measures include Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share, or EPS, as well as certain other supplemental non-GAAP financial measures included in the discussion of the Company’s financial results.
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
Non-GAAP EPS, a non-GAAP financial measure, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) deal and transaction costs, (3) integration costs, (4) severance and restructuring costs, (5) loss on debt extinguishment and modification, (6) Versum termination fee, net, (7) amortization of intangible assets, (8) tax effect of legal entity restructuring and (9) the tax effect of the foregoing adjustments to net income, stated on a per share basis.
The Company provides supplemental non-GAAP financial measures to help management and investors to better understand its business and believes these measures provide investors and analysts additional and meaningful information for the assessment of the Company’s ongoing results. Management also uses these non-GAAP measures to assist in the evaluation of the performance of the Company’s business segments and to make operating decisions.
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
Management notes that the use of non-GAAP measures has limitations, including but not limited to:
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
Third, there is no assurance that the Company will not have future charges for fair value write-up of acquired inventory, restructuring activities, deal costs, integration costs, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items in the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$448,405	$378,874	$860,732	$769,921
Net income	$68,036	$123,997	$129,042	$156,655
Net income - as a % of net sales	15.2%	32.7%	15.0%	20.3%
Adjustments to net income
Income tax expense	14,361	43,235	22,983	48,657
Interest expense	13,005	11,315	23,564	22,199
Interest income	(213)	(1,623)	(534)	(2,848)
Other (income) expense, net	(477)	(122,015)	401	(122,263)
GAAP – Operating income	94,712	54,909	175,456	102,400
Operating margin -as a % of net sales	21.1%	14.5%	20.4%	13.3%
Charge for fair value write-up of acquired inventory sold	—	695	361	2,850
Deal and transaction costs	503	1,164	1,934	20,300
Integration costs	355	1,264	403	4,184
Severance and restructuring costs	2,049	2,170	2,892	3,991
Amortization of intangible assets	13,216	16,591	29,427	35,248
Adjusted operating income	110,835	76,793	210,473	168,973
Adjusted operating margin - as a % of net sales	24.7%	20.3%	24.5%	21.9%
Depreciation	20,639	18,596	41,287	35,317
Adjusted EBITDA	$131,474	$95,389	$251,760	$204,290
Adjusted EBITDA – as a % of net sales	29.3%	25.2%	29.2%	26.5%
Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and Earnings per Share

	Three months ended		Six months ended
(In thousands, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$68,036	$123,997	$129,042	$156,655
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	—	695	361	2,850
Deal and transaction costs	503	1,164	1,934	20,711
Integration costs	355	1,264	403	4,184
Severance and restructuring costs	2,049	2,170	2,892	3,991
Loss on debt extinguishment and modification	1,470	—	1,470	—
Versum termination fee, net	—	(122,000)	—	(122,000)
Amortization of intangible assets	13,216	16,591	29,427	35,248
Tax effect of legal entity restructuring	—	9,398	—	9,398
Tax effect of adjustments to net income and certain discrete tax items[1]	(4,048)	20,153	(8,377)	10,289
Non-GAAP net income	$81,581	$53,432	$157,152	$121,326

Diluted earnings per common share	$0.50	$0.91	$0.95	$1.15
Effect of adjustments to net income	0.10	(0.52)	0.21	(0.26)
Diluted non-GAAP earnings per common share	$0.60	$0.39	$1.15	$0.89
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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. We have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renminbi, Canadian Dollar, Malaysian Ringgit, Singapore Dollar, Euro, Israeli Shekel and the Japanese Yen. Approximately 23.7% of the Company’s sales are denominated in these currencies. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies had experienced a 10% reduction versus the U.S. dollar during the three months ended June 27, 2020, revenue for the quarter would have been negatively impacted by approximately $10.5 million.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At June 27, 2020, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the 1934 Act) as of June 27, 2020. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of June 27, 2020, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company acquired MPD, Anow and Sinmat on July 15, 2019, September 17, 2019 and January 10, 2020, respectively. None of MPD, Anow and Sinmat is significant to the Company’s financial statements. The Company is continuing to integrate MPD, Anow and Sinmat into the Company’s internal control over financial reporting, and the foregoing evaluation of the effectiveness of the Company’s disclosure controls and procedures does not include an assessment of those disclosure controls and procedures of MPD, Anow and Sinmat that are subsumed by internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of June 27, 2020, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 1A. Risk Factors
This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, or the Annual Report, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020, or the Q1 Quarterly Report. The following risk factors supersede the corresponding risks described in the Annual Report and the Q1 Quarterly Report and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of these risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Statements” at the beginning of this Quarterly Report on Form 10-Q.
Risks Related to Our Business and Industry
The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.
As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have important manufacturing operations in the U.S., Japan, Korea, China, Malaysia, and Taiwan, all of which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns have generally excluded certain essential services, and those essential services have commonly included critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, suppliers and other third parties with which we do business. For example, the government of Malaysia issued an order that significantly reduced the number of employees who could be physically present to operate our Malaysian plant, which had reduced the productivity of that plant. As of the date of this filing, our Malaysian plant is back to full capacity. In addition to reduced productivity, the constraints and limits imposed on our operations may slow or diminish our research and development and customer qualification activities. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and some governmental re-opening plans have been delayed or reversed due to spikes in the number of infections. In addition, such measures have not effectively reduced the high rate of spread of the virus in certain U.S. states, and there may be potential additional waves of infection in the future. As a result, there is considerable uncertainty regarding the duration and extent of current and future measures. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have resulted, in certain instances, in higher costs and delays, both on obtaining raw materials and shipping finished goods to customers. If these restrictions and disruptions continue, they could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. We anticipate that the pandemic will continue to contribute to the current global economic slowdown, and it is possible that it could cause a global recession.
In response to these developments, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. Many of our suppliers and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. While we have experienced only limited absenteeism from employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. In addition, we have incurred and may continue to incur incremental employee compensation related to the COVID-19 pandemic. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our global business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, potential additional waves of infection, the actions to mitigate the virus and its impact, and how quickly and to what extent normal economic and operating conditions can resume. Furthermore, the COVID-19 pandemic makes it more difficult for us to forecast demand and provide guidance for the remainder of 2020. Accordingly, any guidance we provide is likely to be less reliable than usual, and actual results are more likely to differ from any such guidance. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Anticipated declines in worldwide economic conditions, at least in the short term, are likely to cause demand for our products to decrease and to adversely affect our business.
We anticipate declines in industry and worldwide economic conditions at least in the short term, and these declines are likely to adversely affect our business for a period of time. We expect that the COVID-19 pandemic and any additional waves of infection will cause an economic slowdown, and it is possible that it could cause a global recession or other adverse economic conditions across the world. In the event of a recession or other downturn in the worldwide economy, demand for our products would decline and our business would be adversely effected. Our revenue is primarily dependent upon demand from semiconductor manufacturers, which is largely driven by the current and anticipated demand for electronic products that utilize semiconductors. Despite recent increases in demand for semiconductors in applications such as smartphones, cloud computing, the Internet of Things, and artificial intelligence, the semiconductor industry has historically been, and is likely to continue to be, highly cyclical with periodic significant downturns, resulting in significantly decreased demand for products such as ours. We have previously experienced significant revenue deterioration and operating losses due to severe downturns in the semiconductor industry, which often occur suddenly. The semiconductor industry is also affected by seasonal shifts in demand. Although we currently anticipate an economic downturn in the near term as a result of the COVID-19 pandemic, we are unable to predict its duration or severity, nor are we able to predict the timing, duration or severity of any future downturns in the semiconductor industry. As a result, we could underperform the market or our peers.
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
We anticipate that the COVID-19 pandemic, including potential additional waves of infection, will likely cause us to experience at least some of these adverse changes, but we cannot predict the degree to which they will occur. They may be more severe than we currently expect; for example, recent bookings of orders may be attributable to customers increasing their inventory to reduce their exposure to risks of future supply disruptions, which could be an offset to future demand for our products. Furthermore, to remain competitive, we must maintain a satisfactory level of engineering, research and development, invest in our infrastructure and maintain the ability to respond to any increases in demand and, as a result, a lower volume of sales can have a large and disproportionate impact on our profitability.
Our revenues and operating results are variable.
Our revenues and operating results may fluctuate significantly from quarter-to-quarter or year-to-year due to a number of factors, many of which are outside our control. We manage our expenses based in part on our expectations of future revenues. Because some of our expenses are relatively fixed in the short term, a change in the timing of revenue or the amount of profit we generate from a small number of transactions can unfavorably affect operating results in a particular period. Factors that may cause our financial results to fluctuate unpredictably include:
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
•manufacturing difficulties;
•additional expenses we would expect to incur in our efforts to respond promptly to any supply shortages, manufacturing difficulties or other supplier problems;
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
Sales to customers outside the United States accounted for approximately 75%, 76%, 78% and 79% of our net sales in the six months ended June 27, 2020 and in 2019, 2018 and 2017, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts and raw materials. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:
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
Tariffs, export controls and other trade laws and restrictions resulting from international trade disputes, strained international relations, and changes to foreign and national security policy could have an adverse impact on our operations.

Tariffs, additional taxes, trade barriers and other measures, particularly those arising out of U.S.-China relations, may increase costs of raw materials and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, any of which could have a material adverse effect on our business, results of operations, or financial condition. For example, both the U.S. and China have implemented several rounds of tariffs and retaliations, some of which have impacted certain raw materials we use. We have made operational changes in to mitigate the impact of these tariffs on our products, but our efforts may not be successful in the future.
In addition, we are subject to export control and economic sanctions laws and regulations that restrict the delivery of some of our products and services to certain end users, countries, and nationals of certain countries. In certain circumstances, these restrictions may prohibit the transfer of certain of our products, services and technologies, and in other circumstances they may require us to obtain a license from the U.S. government before delivering the controlled item or service. We must also comply with export control and economic sanctions laws and regulations imposed by other countries. Although we maintain an export and trade control compliance program, our compliance program may be ineffective or circumvented, exposing us to legal liabilities. Compliance with these laws could significantly limit our sales in the future. Changes in, and responses to, U.S. trade controls could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition and results of operations.
Over the last several years and accelerating this year, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” in China, a term which may include many Chinese commercial companies that sell products to or do business with the military. Likewise, beginning in May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon. The U.S. government is also engaged in an ongoing process of assessing which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. I is possible that these modified regulations, and any future regulations could reduce demand for our products. In particular, these restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on United States technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Owning our Common Stock
The price of our common stock has been volatile in the past and may be volatile in the future.
The price of our common stock has been volatile in the past and may be volatile in the future. In 2019, the closing price of our stock on The Nasdaq Global Select Market, or Nasdaq, ranged from a low of $27.43 to a high of $51.21, and from January 1, 2020 to July 16, 2020, it ranged from a low of $39.03 to a high of $64.51. The price of our common stock may show greater volatility in the future, particularly in light of the significant increase in volatility in the stock market in general as a result of the impact of the COVID-19 pandemic and ensuing governmental actions. The trading price of our common stock is subject to significant volatility in response to numerous factors, many of which are beyond our control or may be unrelated to our operating results, and which may adversely affect the market price of our common stock, including the following:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The Company did not purchase any of its equity securities during the quarter ended June 27, 2020.
On February 5, 2020, the Company’s Board of Directors authorized a repurchase program, effective February 16, 2020, covering up to an aggregate of $125 million of the Company’s common stock, during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This repurchase program replaced the previous repurchase program, which was originally approved in February 2018 and amended in November 2018 and which expired pursuant to its terms on February 15, 2020. In March 2020, the Company suspended its share repurchase program.
The Company issues common stock awards under its equity incentive plans. In the condensed consolidated financial statements, the Company treats shares of common stock withheld for tax purposes on behalf of its employees in connection with the vesting or exercise of the awards as common stock repurchases because they reduce the number of shares that would have been issued upon vesting or exercise. These withheld shares of common stock are not considered common stock repurchases under the Company’s authorized common stock repurchase plan.

Item 6. Exhibits
EXHIBIT INDEX

A.The Company hereby incorporates by reference as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(4)
Indenture, dated as of April 30, 2020, by and among the Company, certain subsidiaries of the Company and Wells Fargo Bank, National Association, as trustee, including the form of note representing the 2028 Notes
Exhibit 4.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2020
(10)	Entegris, Inc. 2020 Stock Plan*	Annex 1 to the Entegris, Inc. Schedule 14A proxy statement for its 2020 Annual Meeting of Stockholders (No. 001-32598), as filed with the Securities and Exchange Commission on March 18, 2020
* A management contract or compensatory plan

B.The Company hereby files as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Document Filed Herewith
(10)	10.1	Amendment No. 3, dated as of May 20, 2020, among Entegris, Inc., as the borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.
(31)	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
(31)	31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* A management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 23, 2020	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)