Form 10-Q
period 2020-09-26
ENTEGRIS INC
filed 2020-10-22
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2020, there were 134,992,425 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2020
Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends and the impact of the COVID-19 pandemic; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on its business strategies; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions the Company has made and commercial partnerships the Company has established; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the COVID-19 pandemic on the global economy and financial markets, as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; the Company’s concentrated customer base; the Company’s ability to identify, complete and integrate acquisitions, joint ventures or other transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the increasing complexity of certain manufacturing processes; raw material shortages, supply constraints and price increases; changes in government regulations of the countries in which the Company operates; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; the level of, and obligations associated with, the Company’s indebtedness; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission, including under the heading “Risks Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 7, 2020, under the heading “Risk Factors” in Item 1A of this Quarterly Report and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1.    FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 26, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$447,972	$351,911
Trade accounts and notes receivable, net of allowance for doubtful accounts of $3,370 and $1,145	300,489	234,409
Inventories, net	329,741	287,098
Deferred tax charges and refundable income taxes	38,100	24,552
Other current assets	30,148	34,427
Total current assets	1,146,450	932,397
Property, plant and equipment, net of accumulated depreciation of $571,199 and $522,424	490,298	479,544
Other assets:
Right-of-use assets	46,655	50,160
Goodwill	744,470	695,044
Intangible assets, net of accumulated amortization of $449,454 and $409,328	349,066	333,952
Deferred tax assets and other noncurrent tax assets	12,179	11,245
Other	12,510	13,744
Total assets	$2,801,628	$2,516,086
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$—	$4,000
Accounts payable	69,918	84,207
Accrued payroll and related benefits	77,585	62,340
Other accrued liabilities	74,264	87,778
Income taxes payable	25,606	26,108
Total current liabilities	247,373	264,433
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $9,620 and $9,516	1,085,380	932,484
Pension benefit obligations and other liabilities	38,064	37,867
Deferred tax liabilities and other noncurrent tax liabilities	88,103	71,586
Long-term lease liability	40,407	43,827
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 26, 2020 and December 31, 2019	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 26, 2020: 135,238,325 and 135,035,925, respectively; issued and outstanding shares as of December 31, 2019: 134,929,768 and 134,727,368, respectively	1,352	1,349
Treasury stock, at cost: 202,400 shares held as of September 26, 2020 and December 31, 2019	(7,112)	(7,112)
Additional paid-in capital	835,953	842,784
Retained earnings	516,111	366,127
Accumulated other comprehensive loss	(44,003)	(37,259)
Total equity	1,302,301	1,165,889
Total liabilities and equity	$2,801,628	$2,516,086
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$480,987	$394,147	$1,341,719	$1,164,068
Cost of sales	254,987	223,797	722,869	650,051
Gross profit	226,000	170,350	618,850	514,017
Selling, general and administrative expenses	71,195	71,232	196,958	217,636
Engineering, research and development expenses	36,295	31,173	98,499	90,788
Amortization of intangible assets	11,749	15,152	41,176	50,400
Operating income	106,761	52,793	282,217	155,193
Interest expense	12,781	11,388	36,345	33,587
Interest income	(130)	(1,172)	(664)	(4,020)
Other (income) expense, net	(1,752)	934	(1,351)	(121,329)
Income before income tax expense	95,862	41,643	247,887	246,955
Income tax expense	16,559	876	39,542	49,533
Net income	$79,303	$40,767	$208,345	$197,422

Basic earnings per common share	$0.59	$0.30	$1.55	$1.46
Diluted earnings per common share	$0.58	$0.30	$1.53	$1.45

Weighted shares outstanding:
Basic	134,957	135,092	134,801	135,256
Diluted	136,252	136,530	136,209	136,601
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$79,303	$40,767	$208,345	$197,422
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4,765	(6,005)	(6,772)	(10,504)
Pension liability adjustments	9	17	28	27
Other comprehensive income (loss)	4,774	(5,988)	(6,744)	(10,477)
Comprehensive income	$84,077	$34,779	$201,601	$186,945
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2018	136,179	$1,362	(202)	$(7,112)	$837,658	$213,753	$(32,776)	$(860)	$1,012,025
Shares issued under stock plans	572	5	—	—	(6,817)	—	—	—	(6,812)
Share-based compensation expense	—	—	—	—	4,653	—	—	—	4,653
Repurchase and retirement of common stock	(1,035)	(10)	—	—	(6,364)	(23,413)	—	—	(29,787)
Dividends declared ($0.07 per share)	—	—	—	—	7	(9,517)	—	—	(9,510)
Pension liability adjustment	—	—	—	—	—	—	—	24	24
Foreign currency translation	—	—	—	—	—	—	(2,787)	—	(2,787)
Net income	—	—	—	—	—	32,658	—	—	32,658
Balance at March 30, 2019	135,716	$1,357	(202)	$(7,112)	$829,137	$213,481	$(35,563)	$(836)	$1,000,464
Shares issued under stock plans	49	—		—	(572)	—	—	—	(572)
Share-based compensation expense	—	—	—	—	4,936	—	—	—	4,936
Repurchase and retirement of common stock	(422)	(4)	—	—	(2,579)	(12,417)	—	—	(15,000)
Dividends declared ($0.07 per share)	—	—	—	—	—	(9,550)	—	—	(9,550)
Pension liability adjustment	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation	—	—	—	—	—	—	(1,712)	—	(1,712)
Net income	—	—	—	—	—	123,997	—	—	123,997
Balance at June 29, 2019	135,343	$1,353	(202)	$(7,112)	$830,922	$315,511	$(37,275)	$(850)	$1,102,549
Shares issued under stock plans	156	2		—	3,156	—	—	—	3,158
Share-based compensation expense	—	—	—	—	5,326	—	—	—	5,326
Repurchase of common stock	(358)	(4)	—	—	(2,206)	(12,790)	—	—	(15,000)
Dividends declared ($0.08 per share)	—	—	—	—	14	(10,909)	—	—	(10,895)
Pension liability adjustment	—	—	—	—	—	—	—	17	17
Foreign currency translation	—	—	—	—	—	—	(6,005)	—	(6,005)
Net income	—	—	—	—	—	40,767	—	—	40,767
Balance at September 28, 2019	135,141	$1,351	(202)	$(7,112)	$837,212	$332,579	$(43,280)	$(833)	$1,119,917

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2019	134,930	$1,349	(202)	$(7,112)	$842,784	$366,127	$(36,468)	$(791)	$1,165,889
Shares issued under stock plans	483	5	—	—	(10,894)	—	—	—	(10,889)
Share-based compensation expense	—	—	—	—	4,994	—	—	—	4,994
Repurchase and retirement of common stock	(604)	(6)	—	—	(3,740)	(25,818)	—	—	(29,564)
Dividends declared ($0.08 per share)	—	—	—	—	15	(10,773)	—	—	(10,758)
Pension liability adjustment	—	—	—	—	—	—	—	10	10
Foreign currency translation	—	—	—	—	—	—	(9,361)	—	(9,361)
Net income	—	—	—	—	—	61,006	—	—	61,006
Balance at March 28, 2020	134,809	$1,348	(202)	$(7,112)	$833,159	$390,542	$(45,829)	$(781)	$1,171,327
Shares issued under stock plans	139	1		—	(83)	—	—	—	(82)
Share-based compensation expense	—	—	—	—	5,655	—	—	—	5,655
Dividends declared ($0.08 per share)	—	—	—	—	8	(10,988)	—	—	(10,980)
Pension liability adjustment	—	—	—	—	—	—	—	9	9
Foreign currency translation	—	—	—	—	—	—	(2,176)	—	(2,176)
Net income	—	—	—	—	—	68,036	—	—	68,036
Balance at June 27, 2020	134,948	$1,349	(202)	$(7,112)	$838,739	$447,590	$(48,005)	$(772)	$1,231,789
Shares issued under stock plans	290	3		—	(8,689)	—	—	—	(8,686)
Share-based compensation expense	—	—	—	—	5,903	—	—	—	5,903
Dividends declared ($0.08 per share)	—	—	—	—	—	(10,782)	—	—	(10,782)
Pension liability adjustment	—	—	—	—	—	—	—	9	9
Foreign currency translation	—	—	—	—	—	—	4,765	—	4,765
Net income	—	—	—	—	—	79,303	—	—	79,303
Balance at September 26, 2020	135,238	$1,352	(202)	$(7,112)	$835,953	$516,111	$(43,240)	$(763)	$1,302,301

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	September 26, 2020	September 28, 2019
Operating activities:
Net income	$208,345	$197,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,064	54,623
Amortization	41,176	50,400
Share-based compensation expense	16,552	14,915
Provision for deferred income taxes	14,958	(2,123)
Charge for excess and obsolete inventory	11,933	4,646
Other	6,214	9,605
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(65,367)	(30,405)
Inventories	(54,278)	(5,689)
Accounts payable and accrued liabilities	10,076	(31,911)
Other current assets	2,189	11,284
Income taxes payable and refundable income taxes	(11,995)	(20,574)
Other	789	1,461
Net cash provided by operating activities	242,656	253,654
Investing activities:
Acquisition of property, plant and equipment	(79,560)	(86,423)
Acquisition of businesses, net of cash acquired	(111,145)	(266,373)
Other	265	2,815
Net cash used in investing activities	(190,440)	(349,981)
Financing activities:
Proceeds from short-term borrowings	217,000	—
Payments of short-term borrowings	(217,000)	—
Proceeds from long-term debt	400,000	—
Payments of long-term debt	(251,000)	(2,000)
Payments for debt issuance costs	(3,964)	—
Payments for dividends	(32,446)	(29,779)
Issuance of common stock	4,899	4,351
Repurchase and retirement of common stock	(29,564)	(65,321)
Taxes paid related to net share settlement of equity awards	(24,556)	(8,577)
Deferred acquisition payments	(16,125)	—
Other	(2,892)	(502)
Net cash provided by (used in) financing activities	44,352	(101,828)
Effect of exchange rate changes on cash and cash equivalents	(507)	(1,159)
Increase (decrease) in cash and cash equivalents	96,061	(199,314)
Cash and cash equivalents at beginning of period	351,911	482,062
Cash and cash equivalents at end of period	$447,972	$282,748
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Nine months ended
(unaudited)
(In thousands)	September 26, 2020	September 28, 2019
Non-cash transactions:
Deferred acquisition payments	$2,785	$32,462
Contingent consideration obligation	—	686
Equipment purchases in accounts payable	7,543	3,431
Changes in dividends payable	74	307
Schedule of interest and income taxes paid:
Interest paid	33,164	37,366
Income taxes paid, net of refunds received	35,544	66,474
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of September 26, 2020 and December 31, 2019, and the results of operations and comprehensive income for the three and nine months ended September 26, 2020 and September 28, 2019, the equity statements as of and for the three and nine months ended September 26, 2020 and September 28, 2019, and cash flows for the nine months ended September 26, 2020 and September 28, 2019.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 26, 2020 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $1,108.4 million at September 26, 2020, compared to the carrying amount of long-term debt, including current maturities, of $1,085.4 million at September 26, 2020.
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

(In thousands)	September 26, 2020	December 31, 2019
Contract liabilities - current	$13,930	$13,022
Significant changes in the contract liabilities balances during the period are as follows:

Nine months ended
(In thousands)	September 26, 2020
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(9,571)
Increases due to cash received, excluding amounts recognized as revenue during the period	10,479

3. ACQUISITIONS
Global Measurement Technologies, Inc.
On July 10, 2020, the Company acquired Global Measurement Technologies, Inc. (“GMTI”), an analytical instrument provider for critical processes in semiconductor production, and its manufacturing partner Clean Room Plastics, Inc. GMTI reports into the Advanced Materials Handling segment of the Company. The acquisition was accounted for under the acquisition method of accounting, and GMTI’s results of operations are included in the Company’s condensed consolidated financial statements as of and since July 10, 2020. Costs associated with the acquisition of GMTI were $0.4 million and $1.0 million for the three and nine months ended September 26 2020, respectively, and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The acquisition does not constitute a material business combination.
The purchase price for GMTI includes cash consideration of $36.3 million, net of cash acquired, which was funded from the Company’s existing cash on hand.
The purchase price of GMTI exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $16.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be non-deductible for income tax purposes.
During the quarter ended September 26, 2020, the Company finalized its fair value determination of the assets acquired and the liabilities assumed. The following table summarizes the final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition, respectively:

(In thousands):	July 10, 2020
Trade accounts and note receivable, net	$937
Inventories, net	1,079
Identifiable intangible assets	18,180
Right-of-use assets	337
Accounts payable and accrued liabilities	(28)
Short-term lease liability	(150)
Long-term lease liability	(187)
Net assets acquired	20,168
Goodwill	16,099
Total purchase price, net of cash acquired	$36,267
The Company recognized the following finite-lived intangible assets as part of the acquisition of GMTI:

(In thousands)	Amount	Weighted average life in years
Developed technology	$3,570	6.5
Trademarks and trade names	1,010	11.5
Customer relationships	13,600	15.5
	$18,180	13.5

Sinmat
On January 10, 2020, the Company acquired Sinmat, a chemical mechanical polishing slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting and Sinmat’s results of operations are included in the Company’s condensed consolidated financial statements as of and since January 10, 2020. Costs associated with the acquisition of Sinmat were $0.7 million for the nine months ended September 26, 2020 and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The acquisition does not constitute a material business combination.
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
The purchase price for Anow is $72.8 million, net of cash acquired. The purchase price includes (1) cash consideration of $73.0 million, or $69.3 million net of cash acquired, which was funded from the Company’s existing cash on hand, and (2) a $3.5 million deferred payment due to the seller no earlier than September 18, 2021, at which time either the seller or the Company can exercise its option to receive or pay the deferred payment, respectively.
The purchase price of Anow exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $49.5 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be non-deductible for income tax purposes.
During the quarter ended September 26, 2020, the Company finalized its fair value determination of the assets acquired and the liabilities assumed. The following table summarizes the provisional and final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and as adjusted as of September 26, 2020, respectively.

(In thousands):	As of September 17, 2019	As of September 26, 2020
Trade accounts and note receivable, net	$3,455	$3,455
Inventories, net	4,242	4,459
Other current assets	202	739
Property, plant and equipment	8,863	8,257
Identifiable intangible assets	42,179	16,439
Right-of-use assets	—	2,328
Other noncurrent assets	1,565	74
Accounts payable and accrued liabilities	(1,814)	(5,217)
Short-term lease liability	—	(88)
Long-term lease liability	—	(107)
Noncurrent deferred tax liabilities	(10,890)	(3,751)
Other noncurrent liabilities	—	(3,270)
Net assets acquired	47,802	23,318
Goodwill	25,212	49,480
Total purchase price, net of cash acquired	$73,014	$72,798
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
MPD Chemicals
On July 15, 2019, the Company acquired MPD Chemicals (“MPD”), a provider of advanced materials to the specialty chemical, technology, and life sciences industries. MPD reports into the Specialty Chemicals and Engineered Material segment of the Company. The acquisition was accounted for under the acquisition method of accounting and MPD’s results of operations are included in the Company’s condensed consolidated financial statements as of and since July 15, 2019. Costs associated with the acquisition of MPD were $2.9 million and $4.0 million for the three and nine months ended September 28, 2019 and were expensed as incurred. The acquisition does not constitute a material business combination.
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
During the year ended December 31, 2019, the Company finalized its fair value determination of the assets acquired and liabilities assumed. The following table summarizes the final allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands):	As of March 8, 2019
Trade accounts and note receivable, net	$1,840
Inventories, net	4,307
Other current assets	1,437
Property, plant and equipment	16,654
Identifiable intangible assets	6,870
Right-of-use assets	79
Deferred tax asset	1,066
Other noncurrent assets	28
Accounts payable and accrued liabilities	(2,861)
Deferred tax liabilities	(1,802)
Long-term lease liability	(37)
Net assets acquired	27,581
Goodwill	36,540
Total purchase price, net of cash acquired	$64,121

4. INVENTORIES
Inventories consist of the following:

(In thousands)	September 26, 2020	December 31, 2019
Raw materials	$98,157	$92,849
Work-in process	43,618	30,856
Finished goods	187,966	163,393
Total inventories, net	$329,741	$287,098

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2019	$397,952	$240,021	$57,071	$695,044
Addition due to acquisitions	31,751	—	16,099	47,850
Purchase accounting adjustments	1,276	1,769	—	3,045
Foreign currency translation	(3,275)	1,806	—	(1,469)
September 26, 2020	$427,704	$243,596	$73,170	$744,470
Identifiable intangible assets at September 26, 2020 and December 31, 2019 consist of the following:

September 26, 2020
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$282,951	$218,900	$64,051
Trademarks and trade names	30,004	17,788	12,216
Customer relationships	449,270	184,851	264,419
Other	36,295	27,915	8,380
	$798,520	$449,454	$349,066

December 31, 2019
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$272,334	$204,689	$67,645
Trademarks and trade names	29,106	16,326	12,780
Customer relationships	405,537	161,551	243,986
Other	36,303	26,762	9,541
	$743,280	$409,328	$333,952
Future amortization expense during the remainder of 2020, the next four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated at September 26, 2020 to be the following:

(In thousands)	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Future amortization expense	$12,365	45,828	45,062	45,105	31,674	169,032	$349,066

6. DEBT
Long-term debt as of September 26, 2020 and December 31, 2019 consists of the following:

(In thousands)	September 26, 2020	December 31, 2019
Senior unsecured notes due 2028	$400,000	$—
Senior secured term loan facility due 2025	145,000	396,000
Senior unsecured notes due 2026	550,000	550,000
	1,095,000	946,000
Unamortized discount and debt issuance costs	9,620	9,516
Total long-term debt	1,085,380	936,484
Less current maturities of long-term debt	—	4,000
Long-term debt less current maturities	$1,085,380	$932,484
Annual maturities of long-term debt, excluding unamortized discount and issuance costs, due as of September 26, 2020 are as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities*	$—	—	—	—	—	1,095,000	$1,095,000
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
7. EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per common share (EPS):

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic—weighted common shares outstanding	134,957	135,092	134,801	135,256
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,295	1,438	1,408	1,345
Diluted—weighted common shares and common shares equivalent outstanding	136,252	136,530	136,209	136,601
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Shares excluded from calculations of diluted EPS	223	6	245	261

8. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 26, 2020 and September 28, 2019 consists of the following:

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Versum termination fee, net	$—	$—	$—	$(122,000)
(Gain) loss on foreign currency remeasurement	(2,881)	701	(4,213)	(222)
Loss on extinguishment of debt	908	—	2,378	—
Other, net	221	233	484	893
Other (income) expense, net	$(1,752)	$934	$(1,351)	$(121,329)
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
9. LEASES
As of September 26, 2020, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. As of September 26, 2020, the Company does not have material finance leases. Our leases have remaining lease terms of 1 year to 14 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year.
As of September 26, 2020 and December 31, 2019, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet and other supplemental balance sheet information was as follows:

(In thousands, except lease term and discount rate)	Classification	September 26, 2020	December 31, 2019
Assets
Right-of-use assets	Right-of-use assets	$46,655	$50,160
Liabilities
Short-term lease liability	Other accrued liabilities	9,920	10,025
Long-term lease liability	Long-term lease liability	40,407	43,827
Total lease liabilities		$50,327	$53,852
Lease Term and Discount Rate
Weighted average remaining lease term (years)		8.1	8.4
Weighted average discount rate		5.0%	4.9%
Expense for leases less than 12 months for the three and nine months ended September 26, 2020 and September 28, 2019 were not material. The components of lease expense for the three and nine months ended September 26, 2020 and September 28, 2019 are as follows:

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$3,421	$3,334	$10,073	$9,146

The Company combines the amortization of the Right-of-use assets and the change in the operating lease liability in the same line item in the condensed consolidated statement of cash flows. Other information related to the Company’s operating leases was as follows:

(In thousands)	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$8,049	$8,107
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,132	$5,751
Future minimum lease payments for noncancellable operating leases as of September 26, 2020, were as follows:

(In thousands)	Operating Leases
Remaining 2020	$3,239
2021	11,540
2022	7,669
2023	6,586
2024	5,501
Thereafter	28,207
Total	62,742
Less: Interest	12,415
Present value of lease liabilities	$50,327

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
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales
SCEM	$150,480	$127,750	$440,907	$379,772
MC	193,541	155,979	536,560	463,870
AMH	144,370	117,256	386,941	340,835
Inter-segment elimination	(7,404)	(6,838)	(22,689)	(20,409)
Total net sales	$480,987	$394,147	$1,341,719	$1,164,068

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Segment profit
SCEM	$32,600	$17,074	$98,208	$65,505
MC	64,915	46,792	177,219	137,241
AMH	33,266	17,077	76,707	54,487
Total segment profit	$130,781	$80,943	$352,134	$257,233
The following table reconciles total segment profit to income before income taxes:

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total segment profit	$130,781	$80,943	$352,134	$257,233
Less:
Amortization of intangible assets	11,749	15,152	41,176	50,400
Unallocated general and administrative expenses	12,271	12,998	28,741	51,640
Operating income	106,761	52,793	282,217	155,193
Interest expense	12,781	11,388	36,345	33,587
Interest income	(130)	(1,172)	(664)	(4,020)
Other (income) expense, net	(1,752)	934	(1,351)	(121,329)
Income before income tax expense	$95,862	$41,643	$247,887	$246,955
In the following tables, revenue is disaggregated by customers’ country or region for the three and nine months ended September 26, 2020 and September 28, 2019, respectively.

	Three months ended September 26, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$45,921	$47,803	$47,748	$(7,404)	134,068
Taiwan	26,651	37,602	18,105	—	$82,358
South Korea	22,389	21,780	30,201	—	74,370
Japan	18,487	30,386	11,882	—	60,755
China	20,334	29,150	16,828	—	66,312
Europe	8,111	18,237	12,903	—	39,251
Southeast Asia	8,587	8,583	6,703	—	23,873
	$150,480	$193,541	$144,370	$(7,404)	$480,987

	Three months ended September 28, 2019
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$40,176	$31,186	$36,548	$(6,838)	$101,072
Taiwan	23,186	32,521	19,164	—	74,871
South Korea	18,441	27,239	20,195	—	65,875
Japan	13,587	25,160	9,417	—	48,164
China	14,699	23,544	12,354	—	50,597
Europe	7,806	9,845	12,587	—	30,238
Southeast Asia	9,855	6,484	6,991	—	23,330
	$127,750	$155,979	$117,256	$(6,838)	$394,147

	Nine months ended September 26, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$137,594	$109,937	$121,147	$(22,689)	$345,989
Taiwan	78,079	122,443	65,240	—	265,762
South Korea	63,636	64,861	66,398	—	194,895
Japan	53,819	88,512	34,257	—	176,588
China	54,159	75,709	41,505	—	171,373
Europe	25,465	49,526	37,216	—	112,207
Southeast Asia	28,155	25,572	21,178	—	74,905
	$440,907	$536,560	$386,941	$(22,689)	$1,341,719

	Nine months ended September 28, 2019
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$106,590	$83,860	$110,287	$(20,409)	$280,328
Taiwan	69,943	102,216	50,027	—	222,186
South Korea	55,463	81,585	52,939	—	189,987
Japan	40,354	74,976	32,761	—	148,091
China	49,269	68,247	32,853	—	150,369
Europe	24,235	32,022	42,594	—	98,851
Southeast Asia	33,918	20,964	19,374	—	74,256
	$379,772	$463,870	$340,835	$(20,409)	$1,164,068

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
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on Saturday. The Company’s fiscal quarters in 2020 end March 28, 2020, June 27, 2020, September 26, 2020 and December 31, 2020. Unaudited information for the three and nine months ended September 26, 2020 and September 28, 2019 and the financial position as of September 26, 2020 and December 31, 2019 are included in this Quarterly Report on Form 10-Q.
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
Supply
We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced and, as the pandemic continues, may continue to face, difficulties maintaining operations in light of government-ordered restrictions and shelter-in-place mandates and may face challenges in maintaining their level of supply. For example, earlier in the year, one of our critical valve suppliers was shut down and was unable to supply us with valves for certain of our gas purification products. In this instance we were able to procure this critical part from a second, pre-qualified source. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. To mitigate the risk of potential supply interruptions from the COVID-19 pandemic, earlier in the year we chose to increase certain inventory levels, causing us to hold more inventory than we might have otherwise maintained. We may decide to take similar actions going forward, which may result in increased charges for excess or obsolete inventory, which would have the effect of reducing our profitability. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have resulted, in certain instances, in higher costs and delays, both on obtaining raw materials and shipping finished goods to customers. If these restrictions and disruptions continue, they could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.
Demand
The COVID-19 pandemic has significantly increased economic and demand uncertainty. During the first three quarters of 2020, we have seen strong demand from leading-edge customers associated with end-uses in servers and other data center applications. We believe that a portion of recent orders we have received may be a result of customers increasing their inventory to reduce their exposure to risks of future supply disruptions, which could offset demand for our products in the future. We continue to see weakness in some mainstream fabs associated with the slowdown in sales of automotive, aerospace, mobile phone, and other applications. We anticipate that the pandemic will continue to contribute to the current global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely affected.
Liquidity
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our business model, our current cash reserves and our balance sheet leave us well-positioned to manage our business through this crisis as we expect it to unfold. We have taken recent steps to strengthen our balance sheet. On April 30, 2020, we issued $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. We used a portion of the net proceeds of the offering to repay approximately $142 million of borrowings under our senior secured revolving facility due 2023, or the Revolving Facility, representing the entire aggregate principal amount outstanding thereunder. We also used a portion of the net proceeds of the offering to repay approximately $251 million of outstanding borrowings under our senior secured term loan facility, or the Term Loan Facility.
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
Overall Summary of Financial Results
For the three months ended September 26, 2020, net sales increased 22% to $481.0 million, compared to $394.1 million for the three months ended September 28, 2019. Net sales for the three months ended September 26, 2020 included sales of $9.7 million from acquired businesses and favorable foreign currency translation effects of $2.0 million. In addition to these factors, the increase in revenue primarily resulted from strong customer demand from the semiconductor market compared to the year-ago quarter.
Sales were up $32.6 million, or 7%, on a sequential basis over sales of $448.4 million in the second quarter of 2020, including favorable foreign currency translation effects of $2.2 million and sales attributable to acquired businesses of $3.0 million. The increase in revenue resulted primarily from strong customer demand from the semiconductor market compared to the previous quarter.
The Company’s gross profit for the three months ended September 26, 2020 increased to $226.0 million, up from $170.4 million for the three months ended September 28, 2019. The Company experienced a 47.0% gross margin for the three months ended September 26, 2020, compared to 43.2% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix.
As a result of the aforementioned factors, the Company reported net income of $79.3 million, or $0.58 per diluted share, for the quarter ended September 26, 2020, compared to net income of $40.8 million, or $0.30 per diluted share, a year ago.

On July 10, 2020, the Company acquired Global Measurement Technologies, Inc., or GMTI, an analytical instrument provider for critical processes in semiconductor production, and its manufacturing partner Clean Room Plastics, Inc., for an aggregate purchase price of $36.3 million in cash. The Company funded the acquisition from its available cash on hand. GMTI will be a part of the AMH segment. The acquisition does not constitute a material business combination.
Cash and cash equivalents were $448.0 million at September 26, 2020, compared with cash and cash equivalents of $351.9 million at December 31, 2019. The Company had outstanding debt of $1,085.4 million at September 26, 2020, compared to $936.5 million at December 31, 2019.
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

Three and Nine Months Ended September 26, 2020 Compared to Three and Nine Months Ended September 28, 2019 and Three Months Ended June 27, 2020
The following table compares operating results for the three and nine months ended September 26, 2020 with results for the three and nine months ended September 28, 2019 and three months ended June 27, 2020 both in dollars and as a percentage of net sales, for each caption.

	Three months ended						Nine months ended
(Dollars in thousands)	September 26, 2020		September 28, 2019		June 27, 2020		September 26, 2020		September 28, 2019
Net sales	$480,987	100.0%	$394,147	100.0%	$448,405	100.0%	$1,341,719	100.0%	$1,164,068	100.0%
Cost of sales	254,987	53.0	223,797	56.8	241,033	53.8	722,869	53.9	650,051	55.8
Gross profit	226,000	47.0	170,350	43.2	207,372	46.2	618,850	46.1	514,017	44.2
Selling, general and administrative expenses	71,195	14.8	71,232	18.1	66,872	14.9	196,958	14.7	217,636	18.7
Engineering, research and development expenses	36,295	7.5	31,173	7.9	32,572	7.3	98,499	7.3	90,788	7.8
Amortization of intangible assets	11,749	2.4	15,152	3.8	13,216	2.9	41,176	3.1	50,400	4.3
Operating income	106,761	22.2	52,793	13.4	94,712	21.1	282,217	21.0	155,193	13.3
Interest expense	12,781	2.7	11,388	2.9	13,005	2.9	36,345	2.7	33,587	2.9
Interest income	(130)	—	(1,172)	(0.3)	(213)	—	(664)	—	(4,020)	(0.3)
Other (income) expense, net	(1,752)	(0.4)	934	0.2	(477)	(0.1)	(1,351)	(0.1)	(121,329)	(10.4)
Income before income taxes	95,862	19.9	41,643	10.6	82,397	18.4	247,887	18.5	246,955	21.2
Income tax expense	16,559	3.4	876	0.2	14,361	3.2	39,542	2.9	49,533	4.3
Net income	$79,303	16.5%	$40,767	10.3%	$68,036	15.2%	$208,345	15.5%	$197,422	17.0%
Net sales For the three months ended September 26, 2020, net sales increased by 22% to $481.0 million, compared to $394.1 million for the three months ended September 28, 2019. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended September 28, 2019	$394,147
Increase associated with acquired businesses	9,736
Increase associated with volume, pricing and mix	75,147
Increase associated with effect of foreign currency translation	1,957
Net sales in the quarter ended September 26, 2020	$480,987
The Company’s sales increase was primarily due to strong customer demand from the semiconductor market compared to the year-ago quarter, sales of $9.7 million from the Company’s recent acquisitions and favorable foreign currency translation effects of $2.0 million.
On a geographic basis, sales percentage by customers’ country or region for the three months ended September 26, 2020 and September 28, 2019 and the percentage increase in sales for the three months ended September 26, 2020 compared to the sales for the three months ended September 28, 2019 were as follows:

	Three months ended
	September 26, 2020	September 28, 2019	Percentage increase in sales
North America	28%	26%	33%
Taiwan	17%	19%	10%
South Korea	15%	17%	13%
Japan	13%	12%	26%
China	14%	13%	31%
Europe	8%	8%	30%
Southeast Asia	5%	6%	2%
The increase in sales to customers in North America was primarily driven by sales from our recent acquisition of GMTI and demand for our Microcontamination Control and Advanced Materials Handling products. The increase in sales to customers in Taiwan was primarily driven by demand for our Specialty Chemicals and Engineered Materials products and Microcontamination Control products. The increase in sales to South Korea was primarily driven by demand for our Advanced Materials Handing products. The increase in sales to customers in Japan was primarily driven by demand for our Microcontamination Control and Specialty Chemicals and Engineered Materials products. The increase in sales to customers in China was due to a general increase in demand for products from each of our segments. The increase in sales to customers in Europe was driven by demand for our Microcontamination Control products.
Sales were up $32.6 million, or 7%, on a sequential basis over sales of $448.4 million for the second quarter of 2020, primarily due to strong customer demand from the semiconductor market, favorable foreign currency translation effects of $2.2 million and sales attributable to acquired businesses of $3.0 million.

Net sales for the nine months ended September 26, 2020 were $1,341.7 million, up 15% from $1,164.1 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the nine months ended September 28, 2019	$1,164,068
Increase associated with volume, pricing and mix	138,005
Increase associated with effect of foreign currency translation	2,082
Increase associated with acquired businesses	37,564
Net sales in the nine months ended September 26, 2020	$1,341,719
The Company’s sales increase was primarily due to strong customer demand from the semiconductor market compared to the year-ago period, sales of $37.6 million from the Company’s recent acquisitions and favorable foreign currency translation effects of $2.1 million.
On a geographic basis, sales percentage by customers’ country or region for the nine months ended September 26, 2020 and September 28, 2019 and the percentage increase in sales for the nine months ended September 26, 2020 compared to the sales for the nine months ended September 28, 2019 were as follows:

	Nine months ended
	September 26, 2020	September 28, 2019	Percentage increase in sales
North America	26%	24%	23%
Taiwan	20%	19%	20%
South Korea	15%	16%	3%
Japan	13%	13%	19%
China	13%	13%	14%
Europe	8%	8%	14%
Southeast Asia	6%	6%	1%
The increase in sales to customers in North America was primarily driven by sales from our recent acquisitions of MPD, GMTI and Sinmat and demand for our Microcontamination Control and Specialty Chemicals and Engineered Materials products. The increase in sales to customers in Taiwan was primarily driven by demand for our Advanced Materials Handling and Microcontamination Control products. The increase in sales to customers in Japan was primarily driven by demand for our

Microcontamination Control and Specialty Chemicals and Engineered Materials products. The increase in sales to customers in China was due to a general increase in demand for products from each of our segments and sales from our recent acquisition of Anow. The increase in sales to customers in Europe was driven by demand for our Microcontamination Control products.
Gross profit The Company’s gross profit increased 33% for the three months ended September 26, 2020 to $226.0 million, compared to $170.4 million for the three months ended September 28, 2019. The Company experienced a 47.0% gross margin rate for the three months ended September 26, 2020, compared to 43.2% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix. The gross profit and gross margin figures include incremental cost of sales charges of $0.2 million and $4.5 million associated with the sale of inventory acquired in recent business acquisitions for the three months ended September 26, 2020 and September 28, 2019, respectively.
For the nine months ended September 26, 2020, the Company’s gross profit increased 20% to $618.9 million, compared to $514.0 million for the nine months ended September 28, 2019. The Company experienced a 46.1% gross margin rate for the nine months ended September 26, 2020, compared to 44.2% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix. The gross profit and gross margin figures include incremental cost of sales charges of $0.6 million and $7.3 million associated with the sale of inventory acquired in recent business acquisitions for the nine months ended September 26, 2020 and September 28, 2019, respectively.
Selling, general and administrative expenses SG&A expenses were flat at $71.2 million for both the three months ended September 26, 2020 and September 28, 2019. An analysis of the factors underlying the change in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended September 28, 2019	$71,232
Deal and transaction costs	(4,249)
Integration costs	(1,138)
Employee costs	4,017
Provision for bad debt	448
Other increases, net	885
Selling, general and administrative expenses in the quarter ended September 26, 2020	$71,195
SG&A expenses were $197.0 million for the first nine months of 2020, down 10% compared to SG&A expenses of $217.6 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the nine months ended September 28, 2019	$217,636
Deal and transaction costs	(22,615)
Integration costs	(3,362)
Employee costs	5,101
Provision for bad debt	1,886
Other decreases, net	(1,688)
Selling, general and administrative expenses in the nine months ended September 26, 2020	$196,958
Deal and transaction costs were $22.6 million lower in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, mainly due to the deal costs associated with the terminated Versum transaction.
Engineering, research and development expenses The Company’s engineering, research and development, or ER&D, efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $36.3 million in the three months ended September 26, 2020 compared to $31.2 million in the year-ago period. An analysis of the factors underlying the increase in ER&D is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended September 28, 2019	$31,173
Employee costs	3,403
Depreciation	415
Project materials	1,218
Other increases, net	86
Engineering, research and development expenses in the quarter September 26, 2020	$36,295
ER&D expenses increased 8% to $98.5 million in the first nine months of 2020, compared to $90.8 million in the year ago period. An analysis of the factors underlying the increase in ER&D is presented in the following table:

(In thousands)
Engineering, research and development expenses in the nine months ended September 28, 2019	$90,788
Employee costs	6,032
Depreciation	1,498
Project materials	967
Other decreases, net	(786)
Engineering, research and development expenses in the nine months ended September 26, 2020	$98,499
Amortization expenses Amortization of intangible assets was $11.7 million in the three months ended September 26, 2020, compared to $15.2 million for the three months ended September 28, 2019. The decrease primarily reflects the elimination of amortization expense of $5.2 million for identifiable intangible assets acquired in acquisitions that became fully amortized in previous periods, partially offset by additional amortization expense of $2.0 million associated with recent acquisitions.
Amortization of intangible assets was $41.2 million in the nine months ended September 26, 2020, compared to $50.4 million for the nine months ended September 28, 2019. The decrease primarily reflects the elimination of amortization expense of $16.2 million for identifiable intangible assets acquired in acquisitions that became fully amortized in previous periods, partially offset by additional amortization expense of $7.1 million associated with recent acquisitions.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $12.8 million in the three months ended September 26, 2020 compared to $11.4 million in the three months ended September 28, 2019. The increase primarily reflects higher average debt levels.
Interest expense was $36.3 million in the nine months ended September 26, 2020, compared to $33.6 million in the nine months ended September 28, 2019. The increase reflects higher average debt levels.
Interest income Interest income was $0.1 million in the three months ended September 26, 2020, compared to $1.2 million in the three months ended September 28, 2019. The decrease reflects lower average interest rates.
Interest income was $0.7 million in the nine months ended September 26, 2020, compared to $4.0 million in the nine months ended September 28, 2019. The decrease reflects lower average interest rates.
Other (income) expense, net Other income, net was $1.8 million in the three months ended September 26, 2020 and consisted mainly of foreign currency transaction gains of $2.9 million, partially offset by loss on debt extinguishment costs of $0.9 million associated with payments on the Term Loan Facility. Other expense, net was $0.9 million in the three months ended September 28, 2019 and consisted mainly of foreign currency transaction losses of $0.7 million.
Other income, net was $1.4 million in the nine months ended September 26, 2020 and consisted mainly of foreign currency transaction gains of $4.2 million, partially offset by loss on debt extinguishment costs of $2.4 million associated with payments on the Term Loan Facility. Other income, net was $121.3 million in the nine months ended September 28, 2019 and consisted mainly of net proceeds of $122.0 million received from the termination of the merger agreement with Versum.
Income tax expense Income tax expense was $16.6 million and $39.5 million in the three and nine months ended September 26, 2020, respectively, compared to income tax expense of $0.9 million and $49.5 million in the three and nine months ended September 28, 2019, respectively. The Company’s year-to-date effective tax rate at September 26, 2020 was 16.0%, compared to 20.1% at September 28, 2019.
The decrease in the year-to-date effective tax rate from 2019 to 2020 primarily relates to a discrete share-based compensation benefit of $12.0 million and lower accrued withholding taxes on foreign earnings. This decrease was partially offset by a valuation allowance on foreign tax credit carryforwards of $3.4 million recorded during the quarter. The year-to-date effective tax rate at September 28, 2019 included a discrete tax charge of $9.4 million related to the reversal of a dividend received deduction that was recorded in 2018. This discrete charge was recorded based on the issuance of final regulations during the quarter ended June 29, 2019, and was partially offset by a benefit of $5.3 million recorded in the quarter based on the filing of the federal tax return. Additionally, in 2019 the Company received a termination fee from Versum based on the termination of the Versum merger agreement and recorded a discrete charge of $23.5 million related to the termination fee, net of associated expenses. As a result of the termination fee, the Company released a valuation allowance on federal capital loss carryforwards and recorded a discrete benefit of $2.9 million. The year-to-date income tax expense at September 26, 2020 and September 28, 2019 includes discrete benefits of $12.0 million and $3.3 million, respectively, recorded in connection with share-based compensation.
Net income Due to the factors noted above, the Company recorded net income of $79.3 million, or $0.58 per diluted share, in the three-month period ended September 26, 2020, compared to net income of $40.8 million, or $0.30 per diluted share, in the three months ended September 28, 2019. In the three months ended September 26, 2020, net income, as a percentage of net sales, increased to 16.5% from 10.3% in the year-ago period.
In the nine months ended September 26, 2020, the Company recorded net income of $208.3 million, or $1.53 per diluted share, compared to net income of $197.4 million, or $1.45 per diluted share, in the nine months ended September 28, 2019. In the nine months ended September 26, 2020, net income, as a percentage of net sales, decreased to 15.5% from 17.0% in the year-ago period.
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
Adjusted EBITDA increased 32% to $142.4 million in the three months ended September 26, 2020, compared to $107.5 million in the three months ended September 28, 2019. In the three months ended September 26, 2020, Adjusted EBITDA, as a percentage of net sales, increased to 30% from 27% in the year-ago period.
Adjusted EBITDA increased 26% to $394.1 million in the nine months ended September 26, 2020, compared to $311.8 million in the nine months ended September 28, 2019. In the nine months ended September 26, 2020, Adjusted EBITDA, as a percentage of net sales, increased to 29% from 27% in the year-ago period.
Adjusted Operating Income increased 38% to $121.6 million in the three months ended September 26, 2020, compared to $88.2 million in the three months ended September 28, 2019. Adjusted Operating Income, as a percentage of net sales, increased to 25% from 22% in the year-ago period.
Adjusted Operating Income increased 29% to $332.1 million in the nine months ended September 26, 2020, compared to $257.2 million in the nine months ended September 28, 2019. In the nine months ended September 26, 2020, Adjusted Operating Income, as a percentage of net sales, increased to 25% from 22% in the year-ago period.
Non-GAAP Earnings Per Share increased 34% to $0.67 in the three months ended September 26, 2020, compared to $0.50 in the three months ended September 28, 2019. Non-GAAP Earnings Per Share increased 32% to $1.83 in the nine months ended September 28, 2019, compared to $1.39 in the nine months ended September 28, 2019.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments and unallocated general and administrative expenses for the three months ended September 26, 2020, September 28, 2019 and June 27, 2020, and the nine months ended September 26, 2020 and September 28, 2019.

	Three months ended			Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	June 27, 2020	September 26, 2020	September 28, 2019
Specialty Chemicals and Engineered Materials
Net sales	$150,480	$127,750	$146,213	$440,907	$379,772
Segment profit	32,600	17,074	32,938	98,208	65,505
Microcontamination Control
Net sales	$193,541	$155,979	$183,758	$536,560	$463,870
Segment profit	64,915	46,792	62,137	177,219	137,241
Advanced Materials Handling
Net sales	$144,370	$117,256	$126,434	$386,941	$340,835
Segment profit	33,266	17,077	22,809	76,707	54,487

Unallocated general and administrative expenses	$12,271	$12,998	$9,956	$28,741	$51,640
Specialty Chemicals and Engineered Materials (SCEM)
For the third quarter of 2020, SCEM net sales increased to $150.5 million, compared to $127.8 million in the comparable period last year. The sales increase was due to increased sales of advanced deposition materials, cleaning chemistries and advanced coatings, as well as additional sales of $3.0 million attributable to the acquisitions of MPD in the third quarter of 2019 and Sinmat in the first quarter of 2020. SCEM reported a segment profit of $32.6 million in the third quarter of 2020, up 91% from $17.1 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to increased sales volume and the absence of cost of sales charge of $4.5 million associated with the sale of inventory acquired in recent business acquisitions that were recorded in the third quarter of 2019, partially offset by a 5% increase in operating expenses, primarily due to recent acquisitions and higher compensation costs.

For the nine months ended September 26, 2020, SCEM net sales increased to $440.9 million, compared to $379.8 million in the comparable period last year. The sales increase was due to increased sales of advanced deposition materials, cleaning chemistries and advanced coatings, as well as additional sales of $23.6 million attributable to the acquisitions of Digital Specialty Chemicals Limited, or DSC, in the first quarter of 2019, MPD in the third quarter of 2019 and Sinmat in the first quarter of 2020. SCEM reported a segment profit of $98.2 million in the nine months ended September 26, 2020, up 50% from $65.5 million in the year-ago period also due to higher sales levels, $5.1 million less cost of sales charges associated with the sale of inventory acquired in recent business acquisitions, partially offset by a 6% increase in operating expenses, primarily due to recent acquisitions and higher compensation costs.
Microcontamination Control (MC)
For the third quarter of 2020, MC net sales increased to $193.5 million, compared to $156.0 million in the comparable period last year. The sales increase was mainly due to improved sales from liquid filtration and gas filtration products, as well as additional sales of $3.7 million attributable to the acquisition of Anow in the third quarter of 2019, MC reported a segment profit of $64.9 million in the third quarter of 2020, up 39% from $46.8 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales volume and favorable product mix, partially offset by a 16% increase in operating expenses due to recent acquisitions and higher compensation costs.
For the nine months ended September 26, 2020, MC net sales increased to $536.6 million, compared to $463.9 million in the comparable period last year. The sales increase was due to improved sales from liquid filtration and gas purification products, as well as additional sales of $11.0 million attributable to the acquisition of Anow in the third quarter of 2019. MC reported a segment profit of $177.2 million in the nine months ended September 26, 2020, up 29% from $137.2 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales volume and favorable product mix and $1.9 million less cost of sales charges associated with the sale of inventory acquired in recent business acquisitions, partially offset by a 10% increase in operating expenses due to recent acquisitions and higher compensation costs.
Advanced Materials Handling (AMH)
For the third quarter of 2020, AMH net sales increased to $144.4 million, compared to $117.3 million in the comparable period last year. The sales increase was mainly due to improved sales from high purity liquid containers, fluid management products, sensing and control products and wafer handling products, as well as additional sales of $3.0 million attributable to the acquisition of GMTI in the third quarter of 2020. AMH reported a segment profit of $33.3 million in the third quarter of 2020, up 95% from $17.1 million in the year-ago period. The segment profit increase was primarily due to higher sales volume, favorable product mix and a 3% decrease in operating expenses, primarily due to lower spending and restructuring initiatives from the previous year.
For the nine months ended September 26, 2020, AMH net sales increased to $386.9 million, compared to $340.8 million in the comparable period last year. The sales increase was mainly due to improved sales from high purity liquid containers, fluid management products, sensing and control products and wafer handling products, as well as additional sales of $3.0 million attributable to the acquisition of GMTI in the third quarter of 2020. AMH reported a segment profit of $76.7 million in the nine months ended September 26, 2020, up 41% from $54.5 million in the year-ago period. The segment profit increase was primarily due to higher sales volume, favorable product mix and a 6% decrease in operating expenses, primarily due to lower spending and restructuring initiatives from the previous year.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $12.3 million in the third quarter of 2020, compared to $13.0 million in the comparable period last year. The $0.7 million decrease mainly reflects a $5.4 million decrease in deal and integration costs referenced in the discussion of SG&A above, offset primarily by increased employee costs of $2.3 million.
Unallocated general and administrative expenses for the nine months ended September 26, 2020 totaled $28.7 million, down from $51.6 million in the nine months ended September 26, 2020. The $22.9 million decrease mainly reflects a $26.0 million decrease in deal and integration costs referenced in the discussion of SG&A above, offset primarily by increased employee costs of $1.4 million.

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	September 26, 2020	December 31, 2019
Cash and cash equivalents	$447,972	$351,911
Working capital	899,077	667,964
Total debt	1,085,380	936,484
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
In summary, our cash flows for each period were as follows:

	Nine months ended
(in thousands)	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$242,656	$253,654
Net cash used in investing activities	(190,440)	(349,981)
Net cash provided by (used in) financing activities	44,352	(101,828)
Increase (decrease) in cash and cash equivalents	96,061	(199,314)
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flows provided by operating activities totaled $242.7 million in the nine months ended September 26, 2020 compared to cash flows provided by operating activities of $253.7 million in the nine months ended September 28, 2019. The decrease in cash provided by operating activities was primarily due to changes in working capital and other assets and liabilities, offset partially by higher net income. The net change in working capital and other assets and liabilities resulted in a decrease to cash provided by operations of $118.6 million for the nine months ended September 26, 2020 compared to a decrease of $75.8 million for the nine months ended September 28, 2019.
Changes in working capital and other assets and liabilities for the nine months ended September 26, 2020 were driven by increases in accounts receivable, inventories, accounts payable and refundable income taxes. The change for accounts receivable was primarily due to the Company's quarter closing date occurring several days prior to the end of the calendar month, the period during which receivable collections are typically heavy, particularly for the Company's Asia operations, as compared to the nine months ended September 28, 2019. The change for inventory was driven by an increase in raw material purchases to provide a buffer related to any potential supply chain issues related to COVID-19 and any increase in business activity. The change for accounts payable and accrued liabilities was primarily driven by the timing of payments of accounts payable. In addition, the Company paid out a lower incentive compensation payment for the nine months ended September 26, 2020 compared to the Company’s analogous payment for the nine months ended September 28, 2019. Furthermore, the Company’s incentive compensation accrual is higher at September 26, 2020 than its incentive compensation accrual at September 28, 2019. The increase in refundable income taxes is due to a provision to return true up related to the 2019 tax return.
Investing activities Cash flows used in investing activities totaled $190.4 million in the nine months ended September 26, 2020 compared to cash flows used in investing activities of $350.0 million in the nine months ended September 28, 2019. The change was due to lower cash paid for acquisitions of businesses and acquisition of property, plant and equipment.
Acquisition of property, plant and equipment totaled $79.6 million in the nine months ended September 26, 2020, which primarily reflected investments in equipment and tooling, compared to $86.4 million in the nine months ended September 28, 2019, which primarily reflected investments in equipment and tooling.
In the nine months ended September 26, 2020, the Company acquired Sinmat and GMTI. The cash used to acquire Sinmat and GMTI for the nine months ended September 26, 2020 was $111.1 million, net of cash acquired. The transactions are described in further detail in note 3 to the Company’s condensed consolidated financial statements.
In the nine months ended September 28, 2019, the Company acquired DSC, MPD and Anow. The cash used to acquire DSC, MPD and Anow for the nine months ended September 28, 2019 was $266.4 million, net of cash acquired. These transactions are described in further detail in note 3 to the Company’s condensed consolidated financial statements.
As of September 26, 2020, the Company expects its full-year capital expenditures in 2020 to be approximately $120.0 million. As of September 26, 2020, the Company had outstanding capital purchase obligations of $47.3 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not received the related goods or property as of such date.
Financing activities Cash flows provided by financing activities totaled $44.4 million during the nine months ended September 26, 2020 compared to cash flows used in financing activities of $101.8 million during the nine months ended September 28, 2019. The change was primarily due to net long-term debt activity, which was a net source of cash of $149.0 million in the nine months ended September 26, 2020, compared to a net use of cash of $2.0 million in the comparable period in 2019, and a $35.8 million decrease of repurchases of the Company’s common stock, partially offset by a $16.1 million deferred acquisition payment related to our DSC acquisition, a $16.0 million increase in cash used to pay taxes for net share settlements of equity awards and $4.0 million increase in payments for debt issuance costs. In March 2020, the Company suspended its share repurchase program, and beginning in the fourth quarter of 2020 the Company recommenced its share repurchase program.
Our total dividend payments were $32.4 million in the nine months ended September 26, 2020 compared to $29.8 million in the nine months ended September 28, 2019. We have paid a cash dividend in each of the past 12 quarters. On October 14, 2020, the

Board declared a quarterly cash dividend of $0.08 per share of common stock, payable on November 18, 2020 to stockholders of record on October 28, 2020.
Other Liquidity and Capital Resources Considerations
The Company’s Term Loan Facility matures on November 6, 2025 and bears interest at a rate per annum of 2.2% at September 26, 2020. During the nine months ended September 26, 2020, the Company made payments of $251.0 million on the Term Loan Facility and had losses on debt extinguishment of $2.4 million. As of September 26, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $145.0 million.
The Company’s Revolving Facility provides for lending commitments in an aggregate principal amount of up to $300.0 million maturing on November 6, 2023. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or LIBOR plus, in each case, an applicable margin. At September 26, 2020, there was no balance outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
Through September 26, 2020, the Company was in compliance with all applicable financial covenants under its credit facilities.
As of September 26, 2020, we had $550.0 million aggregate principal amount of 4.625% senior unsecured notes due February 10, 2026 outstanding.
On April 30, 2020, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. The Company paid debt issuance costs of $4.0 million in connection with the issuance of the notes during the nine months ended September 26, 2020. The transaction is described in further detail in note 6 to the Company’s condensed consolidated financial statements.
The Company also has lines of credit with one banks that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $9.5 million. There were no outstanding borrowings under these lines of credit at September 26, 2020.
As of September 26, 2020, the Company’s sources of available funds were its cash and cash equivalents of $448.0 million, funds available under the Revolving Facility and international credit facilities and cash flow generated from operations. As of September 26, 2020, the amount of cash and cash equivalents held in certain of our foreign operations totaled approximately $231.3 million. If we repatriate such funds, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued taxes for the tax effect of repatriating the funds to the U.S.
Off-Balance Sheet Arrangements
As of September 26, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for long-term debt. On April 30, 2020, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. The Company paid down $251.0 million on the Term Loan Facility during the nine months ended September 26, 2020.
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
Non-GAAP EPS, a non-GAAP financial measure, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) deal and transaction costs, (3) integration costs, (4) severance and restructuring costs, (5) loss on debt extinguishment, (6) Versum termination fee, net, (7) amortization of intangible assets, (8) tax effect of legal entity restructuring and (9) the tax effect of the foregoing adjustments to net income, stated on a per share basis.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$480,987	$394,147	$1,341,719	$1,164,068
Net income	$79,303	$40,767	$208,345	$197,422
Net income - as a % of net sales	16.5%	10.3%	15.5%	17.0%
Adjustments to net income
Income tax expense	16,559	876	39,542	49,533
Interest expense	12,781	11,388	36,345	33,587
Interest income	(130)	(1,172)	(664)	(4,020)
Other (income) expense, net	(1,752)	934	(1,351)	(121,329)
GAAP – Operating income	106,761	52,793	282,217	155,193
Operating margin -as a % of net sales	22.2%	13.4%	21.0%	13.3%
Charge for fair value write-up of acquired inventory sold	229	4,483	590	7,333
Deal and transaction costs	642	4,891	2,576	25,191
Integration costs	1,260	2,398	1,663	6,582
Severance and restructuring costs	971	8,503	3,863	12,494
Amortization of intangible assets	11,749	15,152	41,176	50,400
Adjusted operating income	121,612	88,220	332,085	257,193
Adjusted operating margin - as a % of net sales	25.3%	22.4%	24.8%	22.1%
Depreciation	20,777	19,306	62,064	54,623
Adjusted EBITDA	$142,389	$107,526	$394,149	$311,816
Adjusted EBITDA – as a % of net sales	29.6%	27.3%	29.4%	26.8%
Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and Earnings per Share

	Three months ended		Nine months ended
(In thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$79,303	$40,767	$208,345	$197,422
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	229	4,483	590	7,333
Deal and transaction costs	642	4,891	2,576	25,602
Integration costs	1,260	2,398	1,663	6,582
Severance and restructuring costs	971	8,503	3,863	12,494
Loss on debt extinguishment	908	—	2,378	—
Versum termination fee, net	—	—	—	(122,000)
Amortization of intangible assets	11,749	15,152	41,176	50,400
Tax effect of legal entity restructuring	—	—	—	9,398
Tax effect of adjustments to net income and certain discrete tax items[1]	(3,602)	(8,015)	(11,979)	2,274
Non-GAAP net income	$91,460	$68,179	$248,612	$189,505

Diluted earnings per common share	$0.58	$0.30	$1.53	$1.45
Effect of adjustments to net income	0.09	0.20	0.30	(0.06)
Diluted non-GAAP earnings per common share	$0.67	$0.50	$1.83	$1.39
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
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. We have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renminbi, Canadian Dollar, Malaysian Ringgit, Singapore Dollar, Euro, Israeli Shekel and the Japanese Yen. Approximately 23.3% of the Company’s 2020 year-to-date sales are denominated in these currencies. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies had experienced a 10% reduction versus the U.S. dollar during the three months ended September 26, 2020, revenue for the quarter would have been negatively impacted by approximately $11.2 million.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At September 26, 2020, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the 1934 Act) as of September 26, 2020. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of September 26, 2020, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company acquired Sinmat and GMTI on January 10, 2020 and July 10, 2020, respectively. Neither of Sinmat or GMTI is significant to the Company’s financial statements. The Company is continuing to integrate Sinmat and GMTI into the Company’s internal control over financial reporting, and the foregoing evaluation of the effectiveness of the Company’s disclosure controls and procedures does not include an assessment of those disclosure controls and procedures of Sinmat or GMTI that are subsumed by internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of September 26, 2020, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 1A. Risk Factors
This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, or the Annual Report, and in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the fiscal periods ended March 28, 2020 and June 27, 2020, or collectively the Past Quarterly Reports. The following risk factors supersede the corresponding risks described in the Annual Report and the Past Quarterly Reports and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of these risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Statements” at the beginning of this Quarterly Report on Form 10-Q.
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
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, potential additional waves of infection, the actions to mitigate the virus and its impact, and how quickly and to what extent normal economic and operating conditions can resume. Furthermore, the COVID-19 pandemic makes it more difficult for us to forecast demand and provide guidance for upcoming periods. Accordingly, any guidance we provide is likely to be less reliable than usual, and actual results are more likely to differ from any such guidance. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Anticipated declines in worldwide economic conditions, at least in the short term, are likely to cause demand for our products to decrease and to adversely affect our business.
We anticipate potential continued declines in industry and worldwide economic conditions at least in the short term, and these declines may adversely affect our business. We expect that the COVID-19 pandemic and any additional waves of infection could cause the current economic slowdown to continue or worsen, and it is possible that it could cause a global recession or other adverse economic conditions across the world. In the event of a recession or other downturn in the worldwide economy, demand for our products would decline and our business would be adversely effected. Our revenue is primarily dependent upon demand from semiconductor manufacturers, which is largely driven by the current and anticipated demand for electronic products that utilize semiconductors. Despite recent increases in demand for semiconductors in applications such as smartphones, cloud computing, the Internet of Things, and artificial intelligence, the semiconductor industry has historically been, and is likely to continue to be, highly cyclical with periodic significant downturns, resulting in significantly decreased demand for products such as ours. We have previously experienced significant revenue deterioration and operating losses due to severe downturns in the semiconductor industry, which often occur suddenly. The semiconductor industry is also affected by seasonal shifts in demand. Although we currently anticipate that the current economic downturn will continue, we are unable to predict its duration or severity, nor are we able to predict the timing, duration or severity of any future downturns in the semiconductor industry. As a result, we could underperform the market or our peers.
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
Sales to customers outside the United States accounted for approximately 74%, 76%, 78% and 79% of our net sales in the nine months ended September 26, 2020 and in 2019, 2018 and 2017, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts and raw materials. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:
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

Tariffs, additional taxes, trade barriers and other measures, particularly those arising out of U.S.-China relations, may increase costs of raw materials and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, any of which could have a material adverse effect on our business, results of operations, or financial condition. For example, both the U.S. and China have implemented several rounds of tariffs and retaliations, some of which have impacted certain raw materials we use. We have made operational changes into mitigate the impact of these tariffs on our products, but our efforts may not be successful in the future.
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
Over the last several years and accelerating this year, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” in China, a term which may include many Chinese commercial companies that sell products to or do business with the military. Likewise, beginning in May 2019, the U.S. Department of Commerce has imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd., and a large number of its overseas affiliates, including HiSilicon. The U.S. government is also engaged in an ongoing process of assessing which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations could reduce demand for our products. In particular, these restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on United States technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Owning our Common Stock
The price of our common stock has been volatile in the past and may be volatile in the future.
The price of our common stock has been volatile in the past and may be volatile in the future. In 2019, the closing price of our stock on The Nasdaq Global Select Market, or Nasdaq, ranged from a low of $27.43 to a high of $51.21, and from January 1, 2020 to October 16, 2020, it ranged from a low of $39.03 to a high of $83.91. The price of our common stock may show greater volatility in the future, particularly in light of the significant increase in volatility in the stock market in general as a result of the impact of the COVID-19 pandemic and ensuing governmental actions. The trading price of our common stock is subject to significant volatility in response to numerous factors, many of which are beyond our control or may be unrelated to our operating results, and which may adversely affect the market price of our common stock, including the following:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The Company did not purchase any of its equity securities during the quarter ended September 26, 2020.
On February 5, 2020, the Company’s Board of Directors authorized a repurchase program, effective February 16, 2020, covering up to an aggregate of $125 million of the Company’s common stock, during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This repurchase program replaced the previous repurchase program, which was originally approved in February 2018 and amended in November 2018 and which expired pursuant to its terms on February 15, 2020. In March 2020, the Company suspended its share repurchase program. The Company recommenced its share repurchase program in the fourth quarter of 2020.
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

Item 6. Exhibits
EXHIBIT INDEX

The Company hereby files as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Document Filed Herewith
(10)	10.1	Second Amendment to the Entegris, Inc. 401(k) Savings and Profit Sharing Plan.*
(31)	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
(31)	31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(104)	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* A management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: October 22, 2020	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)