Form 10-K
period 2020-12-31
ENTEGRIS INC
filed 2021-02-05
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 27, 2020, the last business day of registrant’s most recently completed second fiscal quarter, was $6,656,221,289. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of February 1, 2021, 134,933,582 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders scheduled to be held on April 29, 2021, or the 2021 Proxy Statement, which is scheduled to be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2021 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed to constitute part of this Annual Report on Form 10-K.

ENTEGRIS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I
Item 1. Business.
OUR COMPANY
Entegris, Inc. (“Entegris”, “the Company”, “us”, “we”, or “our”) is a leading supplier of advanced materials and process solutions for the semiconductor and other high-technology industries. Our mission is to help our customers improve their productivity, performance and technology by providing solutions for the most advanced manufacturing environments. We leverage our unique breadth of capabilities to create mission-critical microcontamination control products, specialty chemicals and advanced materials handling solutions that maximize manufacturing yields, reduce manufacturing costs and enable higher device performance for our customers.
Semiconductors, or integrated circuits, are key components in the electronic devices that have changed the way we live, communicate and work. Products and applications like smartphones, 5G wireless technology, cloud computing, the Internet of Things, machine learning and artificial intelligence, autonomous vehicles and virtual reality will increasingly require faster, more powerful and more energy efficient semiconductors and we believe will ultimately drive global chip demand.
To meet the requirements for improved chip performance and density, semiconductor manufacturing processes have rapidly become increasingly complex by moving to smaller geometries, adopting new device architectures and utilizing new and innovative materials. These complex processes require new materials of ever-increasing purity, quality and stability to improve and maximize yields. We expect to benefit from these two intersecting themes of the growing importance of process materials and materials purity, and the impact they have on semiconductor performance, cost and reliability. We believe these trends are leading to increasing materials content per wafer and filtration opportunity per wafer, which are growth opportunities for us.
Our customized materials solutions enable the highest levels of performance essential to the manufacture of semiconductors. As our customers introduce more complex architectures and search for new materials with better electrical and structural properties to improve the performance of their devices, they rely on Entegris as a trusted partner to address these challenges. We understand these challenges and have solutions to address them, such as our advanced deposition materials, implant gases, formulated cleaning chemistries and selective etch chemistries. Our customers also require greater end-to-end materials purity and integrity in their manufacturing processes that, when combined with smaller dimensions and more complex architectures, can be challenging to achieve. To enable the use of new metals and the further miniaturization of chips, and to maximize yield and increase long-term device reliability, we provide products such as our advanced liquid and gas filtration and purification products that help to selectively remove new classes of contaminants throughout the semiconductor supply chain. In addition, to ensure purity levels are maintained across the entire supply chain, from bulk manufacturing, to transportation to and delivery through a fab, to application onto the wafer, we provide high-purity packaging and materials handling products.
Our business is organized and operated in three operating segments, which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials, or SCEM, segment provides high-performance and high-purity process chemistries, gases and materials, and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes. The Microcontamination Control, or MC, segment offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling, or AMH, segment develops solutions to monitor, protect, transport and deliver critical liquid chemistries, wafers and other substrates for a broad set of applications in the semiconductor industry, life sciences and other high-technology industries. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers and strategic and technology roadmaps. With the technology, capabilities and complementary product portfolios from these three segments, we believe we are uniquely positioned to collaborate across divisions to create new, co-optimized and increasingly integrated solutions for our customers. For example, our SCEM segment offers a highly selective nitride etch chemistry, our MC segment provides a liquid filter that is specifically matched to that formulation and our AMH segment ensures the integrity of the product as it is moved to and through the fab environment.

We believe that our platform is differentiated and resilient for several reasons. First, approximately 70% of our revenue during 2020 was unit driven or recurring in nature, from products consumed as a result of the semiconductor manufacturing process. Our revenue is therefore generally more impacted by overall global semiconductor demand than the sales of semiconductor capital equipment. Second, our solutions are increasingly specified and tailored to meet our customers’ unique process conditions, and therefore switching away from our products may be costly and time-consuming and may introduce risk to manufacturing yields. Third, our product portfolio is broad and not overly concentrated on any single product or product platform. As of December 31, 2020, we offered over 15,000 standard and customized products, and in 2020 no single product platform represented more than 4% of our net sales. Fourth, our customer base is diverse, and we are not overly dependent on any one single customer. Our customers are represented across the semiconductor supply chain, from chemical manufacturers, to equipment manufacturers, to semiconductor manufacturers. During 2020, only one customer accounted for over 10% of our net sales, while our top 10 customers accounted for approximately 46% of our net sales. Lastly, we believe our strong financial profile will allow us to invest in the research and development and advanced manufacturing capabilities necessary to maintain and expand our technology leadership and to drive organic growth. As we have done in the past, we expect to act as a consolidator in the industry, to expand upon our product portfolio, increase our scale and strengthen our position as a leading supplier to our customers.

THE SEMICONDUCTOR ECOSYSTEM

The manufacture of semiconductors requires hundreds of highly complex and sensitive manufacturing steps, during which a variety of materials are repeatedly applied to a silicon wafer to build integrated circuits on the wafer surface. We serve the semiconductor ecosystem by providing specialty materials and chemicals utilized in many process steps, offering a broad range of products to monitor, protect, transport and deliver these critical process materials during the manufacturing process and providing systems to purify liquid chemistry and gases throughout the manufacturing process. The areas of the semiconductor ecosystem that rely most heavily on our products and solutions are described below.

Etch and Resist Strip. During the etch process, specific areas of the thin film that have been deposited on the surface of a wafer are removed to leave a desired circuit pattern. After the etch process, the hardened resist needs to be completely removed, which requires the use of ultra-high purity chemicals of precise composition. In order to maintain manufacturing yields and avoid defective products, these chemicals must be maintained at very high purity levels without the presence of foreign material such as particles, ions or organic contaminants. Several of our products are utilized by semiconductor manufacturers during and after the etch process, including:

•Formulated chemical solutions to remove photoresists and post-etch residues;
•Filters and purifiers, which help to ensure the purity of cleaning chemistries and to achieve desired yields in the etch processing steps; and
•Precision-engineered coatings to provide barriers to corrosive chemistries in the etch environment, protect surfaces from erosion and minimize particle generation.

In addition to being utilized throughout the etch process, semiconductor manufacturers require ultra-high purity chemicals of precise composition to clean wafers before and after several of the processes described below. Our proprietary formulated cleaning chemistries are used in these wet cleaning processes, and our liquid filters and purifiers ensure the purity of these chemicals.

Deposition. Deposition is a process during which certain materials are transferred to the surface of a wafer. Deposition processes include physical vapor deposition, or PVD, where a thin film is deposited on a wafer surface in a low-pressure gas environment; chemical vapor deposition, or CVD, where a thin film is deposited on a wafer surface by exposing it to one or more volatile precursors which react with the wafer surface; atomic-layer deposition, or ALD, where a thin film is deposited on a wafer surface by exposing it to one or more precursors which react through a series of sequential, self-limiting reactions; and electro-plating, where a metal layer, such as copper, is deposited on a wafer surface using chemical baths. We provide products that are used during the deposition process that are critical to enabling new device architectures, ensuring device performance and achieving the targeted manufacturing yields of semiconductor manufacturers, including:

•Advanced precursor materials and electro-plating chemicals, which are utilized to meet the semiconductor industry’s composition, uniformity and thickness requirements of deposited films; and
•Filtration and purification products, which are used to remove contaminants during the deposition process, consequently reducing defects on wafers.

Photolithography. Photolithography is a process that uses light to print complex circuit patterns onto the wafer and is repeated many times throughout the semiconductor manufacturing process. To print the projected optical pattern, the wafer is coated with a thin film of light-sensitive material, called photoresist. Light is projected to expose the photoresist, which is then developed to create a stenciled image pattern. We offer products that semiconductor manufacturers use throughout the photolithography process, including:

•Liquid filtration and liquid packaging and dispense systems designed to ensure the pure, accurate and uniform dispense of photoresists onto the wafer, enabling manufacturers to achieve acceptable yields in the manufacturing process; and
•Gas microcontamination control systems designed to eliminate airborne contaminants that often disrupt effective photolithography processes.

Ion Implant. Ion implantation is a key technology for forming transistors and is used many times during semiconductor fabrication. During ion implantation, wafers are bombarded by a beam of electrically-charged ions which change the electrical properties of the exposed surface films. Those of our products that are used during the ion implant process include:

•Safe Delivery Source®, or SDS®, and Vacuum Actuated Cylinders, or VAC®, gas delivery systems designed to ensure the safe, effective and efficient delivery of the toxic gases necessary for the implant process; and
•Electrostatic chucks and proprietary low temperature plasma coating processes for core components, which are critical elements of ion implantation equipment.

Chemical Mechanical Planarization. Chemical mechanical planarization, or CMP, is a polishing process used by semiconductor manufacturers to planarize, or flatten, many of the layers of material that have been deposited on silicon wafers. We offer a broad range of products used by semiconductor manufacturers during and immediately following the CMP process, including:

•CMP slurry products, which are used for polishing ultra-hard surface materials, including silicon carbide, or SiC, and gallium nitride, or GaN, substrates;
•Formulated cleaning chemistries, which remove residue from wafer surfaces after the CMP process and prevent subsequent corrosion;
•Filtration and purification solutions, which are used to remove select particles and contaminants from slurries and cleaning chemistries that can cause defects on a wafer’s surface;
•Roller brushes, which are used in conjunction with our cleaning chemistries to clean the wafer after completion of the CMP process in order to prepare the wafer for subsequent operations; and
•Pad conditioners, which are used to prepare the surface of the CMP polishing pad prior to every polishing cycle.

Wafer Solutions. Our wafer and reticle carriers are high-purity “micro-environments” that carry wafers between manufacturing process steps. These products protect wafers from damage or abrasion and minimize contamination during transportation and automated processing. Front-end wafer processing can involve hundreds of steps and take several weeks. Protection of the processed wafer between steps is essential, as a batch of fully processed 200 mm or 300 mm wafers transported in one of our products can be worth over a million dollars.

Chemical Containers. Semiconductor manufacturing and other high-technology processes utilize large volumes of high-purity, corrosive and hazardous chemicals. We provide solutions for the handling of such chemicals, including:

•Ultra-high purity chemical container products, such as drums, flexible packaging and associated coded connection systems, which are designed to maintain chemical purity, maximize utilization and ensure safe transport, containment and dispense of valuable, ultra-clean process fluids, from bulk chemical manufacturing to point-of-use in the semiconductor manufacturing process; and
•Ultra-pure valves, fittings, tubings and sensing and control products, which are used to distribute these chemicals around the fab and in wet process tools.

Other Markets. Many of the processes used to manufacture semiconductors are also used to manufacture flat panel displays, high-purity chemicals, solar cells, optical magnetic storage devices and light-emitting diodes, or LEDs, resulting in the need for similar filtration, purification, control and measurement capabilities. We seek to leverage our products, technologies, expertise and core capabilities to address these important market opportunities and pursue opportunities in certain life sciences applications.

INDUSTRY TRENDS

Emerging Applications. The market for semiconductors has grown significantly over the past few decades, and we expect this trend to continue. We believe that smartphones (including 5G), Internet of Things and emerging applications in cloud computing, machine learning and artificial intelligence, autonomous vehicles and virtual reality will drive growth in the demand for semiconductors, drive wafer starts and create significant opportunities for our products. Existing applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics are also expected to drive demand for semiconductors, and in turn, our products, especially in light of the increased prevalence of work-from-home and remote learning caused by the COVID-19 pandemic. For further information about our industries, see the “Risk Factors—Risks Related to Our Business and Industry” section of this Annual Report on Form 10-K, including under the heading “The industries we serve are constantly evolving, and any failure to manage our business effectively during periods of rapid change may adversely affect our business performance and results of operations.”

Manufacturing Complexity and Architecture. The emerging applications described above require more powerful, faster and more energy-efficient semiconductors. Semiconductor architectures are changing, with transistor design increasing in complexity, the use of multilayered patterning, vertical structures such as FinFET and 3D NAND, and shrinking dimensions. These advanced architectures require more process steps to manufacture semiconductors. We believe that demand for our materials and consumable products will benefit from the increase in process steps in lithography, deposition, CMP and etch and clean required to manufacture leading-edge semiconductors.

Additionally, new materials have played a significant role in enabling improved device performance, and we expect this trend to continue. As dimensions get smaller, new materials will be required to enable transistor connectivity. For example, leading-edge semiconductor manufacturers are moving towards atomic layer scale, where the precision of the manufacturing process and purity of the materials used is vital to maintain device integrity. These materials need to be supplied and delivered at ever-increasing levels of purity and control, from point-of-production to point-of-dispense on the wafer. We expect the trend for new materials supplied at high levels of purity to drive the demand for our advanced materials and our products and solutions designed to purify, monitor, protect, transport and deliver critical materials. To address the challenges related to advanced technology nodes, we collaborate with our customers to develop new materials, to enhance our filtration and purification capabilities and to introduce advanced materials packaging and monitoring capabilities.

Materials Handling Solutions. To minimize the potential for damage or degradation to their materials and to protect their investment in processed wafers, our semiconductor customers have become increasingly focused on materials handling solutions that enable them to safely store, handle, process and transport critical materials throughout the manufacturing process. We believe that this trend provides opportunities for us to utilize our breadth of capabilities to provide innovative materials management, purification, wafer transport and process solutions to semiconductor customers to enable them to successfully manage this growing complexity.

Reliance on Trusted Suppliers. Our customers require that their key materials suppliers demonstrate greater capabilities and efficiencies in their processes, including sustainability, scalability, flexible manufacturing, quality control, supply chain management and the ability to effectively collaborate on solutions to problems. We have responded to these demands by deploying resources in strategic locations to enable us to align with customer requirements and drive operational excellence. For example, in 2016 and 2017, we expanded our technology centers in South Korea and Taiwan, and in 2019, we opened a technology center in China, containing application and analytical labs, adding to our research and development capabilities to enhance local development and collaboration and to strengthen relationships with our key customers. We believe that, as semiconductor manufacturers require greater capabilities of their supply partners, we will be able to leverage our manufacturing, operational and technical capabilities, along with our broad technology portfolio and expanding scale, to become an increasingly important strategic supplier to our customers.

Continued Consolidation. Our customer base within the semiconductor industry has consolidated in recent years through mergers and acquisitions. As a result, the importance of maintaining and developing strong and close relationships with our customers becomes even more essential. While continuing to strengthen these relationships, we also seek to further broaden our customer base by leveraging our products, technologies, expertise and core capabilities in serving semiconductor applications to address adjacent market opportunities, including in manufacturing processes for flat panel displays, high-purity chemicals, solar cells, optical magnetic storage devices, LEDs and products for life sciences applications. For further information, see the “Risk Factors—Risks Related to Our Business and Industry” section of this Annual Report on Form 10-K under the heading “A significant portion of our sales is concentrated on a limited number of key customers and our net sales and profitability may materially decline if we lost one or more of these customers.”
OUR COMPETITIVE STRENGTHS
Strong Technology Portfolio. In the highly competitive semiconductor industry, manufacturers seek partners that are applications experts with broad technology portfolios to collaborate from product conception to high volume manufacturing. To that end, we are committed to being able to provide our customers with innovative solutions for their manufacturing needs. For example, we have introduced sub-10 nanometer and 7 nanometer filtration products, advanced deposition materials for next generation transistor and interconnect technologies, advanced reticle pods for extreme ultra-violet, or EUV, photolithography applications, advanced 300 mm wafer carriers and advanced coatings to meet the rigorous demands related to the manufacturing of advanced technology nodes faced by our customers. Given the competitive nature of the semiconductor industry, we continuously seek to engage with leading logic and memory manufacturers to further advance their technology roadmaps.
Comprehensive and Diverse Product Offerings. As semiconductor manufacturers are driving towards more advanced technology nodes, our customers are seeking suppliers that can provide a broad range of customized, reliable, flexible and cost-effective products and materials, as well as the technological and application design expertise necessary to enhance their productivity, quality and yield. We believe our comprehensive offering of materials and products creates a competitive advantage as it enables us to meet a broad range of customer needs and provide a single source of product offerings for semiconductor device and equipment manufacturers, which can often translate to shorter time-to-solution and time-to-market for our customers. Additionally, our broad product and solution portfolio allows us to serve many aspects of the semiconductor manufacturing ecosystem and to create synergies among some of our products. For example, our highly selective nitride etch formulations used in 3D NAND applications have been co-developed with specifically functionalized filter membranes designed to ensure the highest process performance. Additionally, our sensing technology detects active components in the etch chemistry and allows customers to control the bath lifetime.
To further strengthen and improve our product offerings, we are committed to significant investment in research and development initiatives, having spent approximately $136.1 million, $121.1 million and $118.5 million on such activities in 2020, 2019 and 2018, respectively, representing 7.3%, 7.6% and 7.6% of our net sales, in 2020, 2019 and 2018, respectively. Our research and development expenditures have been increasingly directed towards innovation for advanced technology nodes, and in 2020, a significant portion of our research and development expenditures were focused at the leading edge.
Global Infrastructure. Complementing our strong technology portfolio and diverse product offerings, we have a global infrastructure of design, manufacturing, logistics, distribution, service and technical support facilities to meet the needs of our global customers. For example, during 2020 we announced our plan to expand our manufacturing presence in Taiwan, and we expect to start construction on a new manufacturing facility, which we expect will be our largest such facility in the world, in that country during 2021. We expect that it will begin initial operations in late 2021 and ramp to full production in subsequent phases. The new Taiwan facility will add to recent expansions of and investments in our manufacturing operations and advanced technology centers in Taiwan and South Korea designed to support our customers in these regions. Further, we have established or acquired new facilities in China to serve the semiconductor manufacturing base in that country, expanded manufacturing capacity in Malaysia and expanded our presence in Singapore to enhance our global and regional management of supply chain and manufacturing processes. For more information on our advanced manufacturing capabilities, see the “—Manufacturing” section below. We service our customer relationships in Asia, North America, Europe and the Middle East predominantly via direct sales and support personnel and to a lesser extent through selected independent sales representatives and distributors.
Our expansive global presence allows us to meet our customers where they operate, which has enabled us to build strong relationships with them. Our customers include logic and memory semiconductor manufacturers, original equipment manufacturers, or OEMs, and semiconductor materials suppliers. These customer relationships provide us with significant collaboration opportunities at the early product design stage, which facilitate our ability to introduce new products and applications. For example, we work with our key customers in the development of advanced manufacturing processes to identify and respond to their requests for current and future generations of products for emerging applications requiring cleaner materials. Similarly, we also collaborate with our customers to develop systems that maintain the integrity and stability of materials during transport and through the manufacturing process. We believe that our customer base will continue to be an important source of new product development opportunities. Due to the specialized nature of our products, manufacturing complexity, qualification requirements in customers’ fabrication processes, high customer re-formulation and qualification change costs and extensive proprietary products, we believe our supply position with our customers is strong.
Operational Excellence. Our customers are increasingly focused on the effectiveness, dependability and consistency of their supply chains. We remain committed to operational excellence and are especially focused on the following priorities that we believe enable us to perform at the high level that our customers expect.
•Use of manufacturing equipment and facilities incorporating leading-edge technology, including advanced cleanroom and cleaning procedures. As our customers introduce more complex architectures and search for new materials with better electrical and structural properties to improve the performance of their devices, our equipment, technology and processes must evolve to keep pace. In response, we have invested heavily in leading-edge manufacturing facilities, which are in strategic regions throughout the world. With our global presence, we are able to efficiently utilize our portfolio of manufacturing facilities to meet our customers’ needs quickly and efficiently.
•Implementation of automated manufacturing, quality and supply chain management systems. In recent years, we have made significant investments in quality systems to help drive automation of our processes. During this time, we have implemented standardized manufacturing systems to stress optimization of equipment effectiveness, predictive maintenance and direct labor productivity, automated quality systems that provide both process monitoring and statistical process control throughout the manufacturing process as well as predictive quality data to mitigate against potential quality deficiencies and supply chain management systems designed to ensure a reliable and responsive supply of high-quality raw materials. These systems generate large amounts of data, which we utilize to further enhance our quality, productivity and stability. Our focus on quality is evidenced by our sigma level moving from less than four in 2010 to greater than five in 2020, which represents a significant improvement in quality performance and reduction in defective parts produced. In addition, over the last several years we have earned awards from our customers for our performance and focus on continuous improvement.
•Maintaining an agile manufacturing organization. Our manufacturing workforce is capable of the rapid design and development of prototypes of new and derivative products, as well as promptly responding to customer feedback concerning prototypes so that we can quickly commercialize and ramp our production within very tight process windows required by our customers. We believe that our focus on disciplined execution and timeliness in customer interactions enables us to build even deeper connections with our customers, which in turn allows us to further understand their technical roadmaps and to help them overcome technical hurdles.
OUR BUSINESS STRATEGY
We intend to build upon our position as a leading supplier of advanced materials and process solutions for the semiconductor and other high-technology industries to expand our core business and to grow in other high value-added manufacturing process markets. Our strategy includes the following key elements:
Commitment to Technology Leadership. We seek to continuously improve our products and develop new products as our customers’ needs evolve. As semiconductor devices become smaller and more powerful and new materials and processes are deployed to produce them, we seek to expand our technological capabilities by developing advanced products that address our customers’ requirements for greater purification, protection and transport of high value-added materials and by developing advanced materials for use in critical fabrication processes.
Leveraging Our Expertise. We leverage our broad expertise across our portfolio of advanced materials, materials handling and purification capabilities to create innovative and new solutions to address unmet customer needs. For example, our industry-leading post-CMP cleaning chemistry is developed and manufactured by our SCEM segment, with collaboration from our MC segment, packaged with our ultra-clean container and connector system made by our AMH segment, and delivered to the process tools through fluid handling systems also made by our AMH segment. Furthermore, in process tools, these chemistries may go through one or several purification systems produced by our MC segment to eliminate particles and contaminants. Similarly, our advanced deposition materials business requires comprehensive capabilities across a number of disciplines, including the synthetization of unique molecules, specialized knowledge of how to purify these materials and the capability to safely transport these materials and deliver them onto the wafer at a high throughput. We seek to utilize our expertise in areas of strategic and increasing importance to semiconductor manufacturers, such as developing advanced materials and ensuring the purity of high-value materials, and our ability to work collaboratively across our three segments enables us to quickly and effectively develop optimized and complementary solutions for our customers.
Operational Excellence. Our strategy is to continue to develop our advanced manufacturing capabilities into a competitive advantage with our customers by conducting our manufacturing operations in a manner that ensures the safety of our employees and of the individuals using our products and by continuing to focus on the other priorities noted in the “—Our Competitive Strengths—Operational Excellence” section above.
Continued Focus on Customers. We view the strong relationships we have with our customers, which include leading logic and memory semiconductor manufacturers, OEMs and semiconductor materials suppliers, as critical to our long-term success. We intend to reinforce and further strengthen these relationships through, among other things, collaborations and joint development. Customer intimacy enables us to respond rapidly and thoroughly to their manufacturing challenges and enables us to bring forth new products that serve existing needs.

Safety. A core component of our strategy is our intense focus on the safety of our employees and of the individuals using our products. With respect to employee safety, we have put in place proactive programs designed to build a culture of safety in our facilities. And while the well-being of our employees is always at the top of our mind, we also design our products with an eye towards the safety of the people who are using them. To illustrate, our Aramus high-purity bags for biologics are designed to withstand cryogenic temperatures and to not break down in extremely cold environments. By reducing ruptures during transportation, our bags enable the effective distribution of vaccines, including those that may be used in the battle against the COVID-19 pandemic, which may allow quicker access to a vaccine when compared to the use of traditional technologies. Also, our Safe Delivery Source products are designed to minimize potential leaks during transportation and use of hazardous gases, features which provide significant safety, environmental and productivity benefits over traditional high-pressure cylinders.
Adjacent Markets. We leverage the expertise that we have gained from serving the semiconductor industry to develop products for other industries that employ similar technologies and production processes and that utilize materials integrity management, high-purity fluids and integrated dispense systems. For example, outside of the semiconductor industry our products are used in manufacturing processes for flat panel displays, high-purity chemicals, solar cells, optical magnetic storage devices, LEDs and products for life sciences and aerospace applications. We plan to continue to identify and develop products that address needs in adjacent markets. We believe that by utilizing our technology and core capabilities to provide solutions across multiple industries, we are able to increase the total available market for our products and increase our return on R&D investments.
Strategic Acquisitions, Partnerships and Related Transactions. We will continue to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets, broaden our technological capabilities and product offerings, access local or regional markets and achieve benefits of increased scale. For example, we strengthened and broadened our specialty chemicals and engineered materials product offerings while also addressing gaps in our portfolio when we acquired Sinmat, Inc., or Sinmat, in 2020 (CMP slurries) and Digital Specialty Chemicals, or DSC, and MPD Chemicals, or MPD, in 2019 (specialty chemicals). Similarly, we made several targeted acquisitions to diversify and expand our filtration and purification portfolio with the acquisitions of Hangzhou Anow Microfiltration Co., Ltd., or Anow, in 2019, the SAES Pure Gas business from SAES Getters S.p.A. in 2018, and the water and chemical filtration product line for microelectronics applications from W. L. Gore & Associates, Inc. in 2017. Finally, we added a suite of analytical instruments utilized in chemistry management and monitoring in semiconductor manufacturing processes to our product portfolio with our acquisitions of Global Measurement Technologies, Inc. in 2020 and Particle Sizing Systems, LLC in 2018. Our 2014 acquisition of ATMI, Inc., or ATMI, serves as an example of a strategic transaction that significantly increased our scale, as the acquisition brought a whole new portfolio of technologies and materials products to serve our semiconductor customers. Further, as the dynamics of the markets that we serve shift, we will reevaluate our existing businesses and may decide to restructure or replace one or more businesses, such as the sale of our small cleaning business in France in 2018 and exiting our small cleaning business in Taiwan in 2020. Finally, we regularly evaluate opportunities for strategic alliances, such as our strategic alliance with Enthone, joint development programs and collaborative marketing efforts with key customers and other industry leaders. For example, in 2017, we entered into agreements with local partners to expand our capability to manufacture certain specialty chemical and deposition products locally and shorten our supply chain for our customers in China.
OUR SEGMENTS
Our business is organized and operated in three segments which align with the key elements of the advanced semiconductor manufacturing ecosystem: Specialty Chemicals and Engineered Materials, or SCEM; Microcontamination Control, or MC; and Advanced Materials Handling, or AMH. We leverage our expertise from these three segments to create new and increasingly integrated solutions for our customers. The following is a detailed description of our three segments.
SPECIALTY CHEMICALS AND ENGINEERED MATERIALS SEGMENT
The SCEM segment provides high-performance and high-purity process chemistries, gases and materials that enhance our customers’ product performance. These materials are utilized in critical semiconductor manufacturing processes such as deposition, cleaning and integration of complex process materials. Advanced materials, delivered at high purity, are critical to enabling the performance of leading-edge logic and memory applications.  We believe the growing demand in the 3D NAND market, challenges with metallization schemes and the need for specialized cleaning solutions will drive demand in our SCEM segment. In conjunction with products from our MC and AMH segments, the materials that our SCEM segment produces provide unique solutions to safely and efficiently deliver critical materials to support semiconductor and other advanced manufacturing processes. In addition, certain of the materials that our SCEM segment provides allow for enhanced product performance for our customers in aerospace, medical, pharmaceuticals and other high-technology intensive material segments.
Specialty Gas Products. Our specialty gas solutions provide advanced safety and process capabilities to semiconductor, display and solar panel manufacturers. Our SDS cylinders store and deliver hazardous gases, such as arsine, phosphine, germanium tetrafluoride and boron trifluoride, at sub-atmospheric pressure through the use of our proprietary carbon-based adsorbent materials. These products minimize potential leaks during transportation and use and allow more gas to be stored in the cylinder, features which provide significant safety, environmental and productivity benefits over traditional high-pressure cylinders. New generations of SDS products further increase the gas storage capacity, reducing tool down time and thereby generating significant cost savings for our customers. We also offer VAC, a complementary technology to SDS, where select implant gases and gas mixtures are stored under high pressure but are delivered sub-atmospherically.
Specialty Materials Products. Our specialty materials include specialized graphite, silicon carbide and a variety of unique, high purity coatings for dry or plasma etch, chemical vapor deposition and ion implant applications. Our POCO® premium graphite is used to make precision consumable electrodes for electrical discharge machining, hot glass contact materials for glass product manufacturing and forming and other consumable products for various industrial applications, including aerospace, optical, medical devices, air bearings and printing. Our high-performance specialty coatings, such as our Pegasus™ and Cearus™ coatings, provide erosion resistance, minimize particle generation and prevent contamination on critical components in semiconductor environments and other high-technology manufacturing operations. Our specialty materials provide customized solutions for applications challenged with unique temperature, corrosive, chemical or process environments, such as electrostatic chucks used to hold wafers during processing, plasma etch chamber components, aircraft bearings and ultrasonic transducers.
Advanced Deposition Materials Products. Our advanced deposition materials include advanced liquid, gaseous and solid precursors that are incorporated in CVD and ALD processes by the semiconductor industry, including organometallic precursors for the deposition of tungsten, titanium, cobalt and aluminum containing films and organosilane precursors for the deposition of silicon oxide and silicon nitride films. These precursors are designed in close collaboration with OEM process tool manufacturers and device makers to produce application specific solutions that are compatible with complex integrations of material solutions used to build the semiconductor device. We offer delivery systems and containers that allow for reliable storage and delivery of low volatility solid and liquid precursors required in ALD processes. When combined with our proprietary corrosion-resistant coatings and filtration solutions from our MC segment, our advanced deposition materials enable the industry’s highest purity levels, resulting in improved device performance.
Surface Preparation and Integration Products. We offer a range of materials used to prepare the surface of a semiconductor wafer during the manufacturing process and to integrate with materials being used on the wafer. We offer a broad range of cleaning solutions for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal and corrosion prevention. Our wet chemistries solutions, combined with filtration solutions from our MC segment and fluid handling solutions from our AMH segment, provide enhanced purity, which results in improvements in our customers’ processes. Our consumable polyvinyl alcohol (PVA) roller brush products are used to clean the wafer following the CMP process, and our pad conditioners, based on our silicon carbide capabilities, lengthen CMP pad life. Through the acquisition of Sinmat, we now offer slurry products used for polishing ultra-hard surface materials, including SiC and GaN substrates, which are utilized in the power electronics and advanced communications end-markets. We also provide advanced plating solutions, such as our Viaform® product (a trademark of and exclusively licensed from Element Solutions, Inc.), which includes inorganic and proprietary organic molecules that provide the wiring for copper interconnects.
Specialty Chemicals. Our specialty chemicals include advanced liquid and solid materials, which are used in a range of high-performance material applications ranging from medical devices to materials used in semiconductor applications. Our product solutions include organometallic and organosilane materials used in semiconductor device manufacturing, monomers and polymers used in the manufacture of medical devices, polyolefin catalysts used in the manufacture of polyethene and polypropylene, chromic materials used in security dyes and inks, isotopic ally labeled materials used in clinical diagnostics and a range of materials used in the manufacture of pharmaceutical ingredients. In addition, our specialty chemicals business provides materials to a number of our other businesses to enable advanced performance of final product solutions.
MICROCONTAMINATION CONTROL SEGMENT
The MC segment offers solutions to purify critical liquid chemistries and process gases used in semiconductor manufacturing processes and other high-technology industries. The design and performance of our liquid and gas filtration and purification products are important to the semiconductor manufacturing process because they remove contamination, directly reduce defects, improve manufacturing yield and enhance the long-term reliability of the semiconductor device. Our proprietary filters remove organic and inorganic nanometer-sized contaminants from the different fluids and gases used in the manufacturing process, including photolithography, deposition, planarization and surface etching and cleaning. As our customers leverage leading-edge lithography tools and multi-patterning technology to enable each subsequent generation of products, our filtration and purification products are utilized to achieve necessary levels of purity and contamination control. We believe demand for purification and filtration products is being driven by the continuous node shrink in logic semiconductors and the ramp in the 3D NAND market, as the risk of yield loss grows with the incremental manufacturing steps needed for the production of these devices. We utilize expertise from the AMH segment in polymer science and from the SCEM segment in cleaning chemistries to develop differentiated filtration and purification solutions for our customers.
Liquid Microcontamination Control Products. We offer a variety of products that control contaminants in our customers’ wet processes. For example, our Torrento® series of filters is used for the filtration of aggressive acid and base chemistries for both semiconductor fabs as well as specialty chemical manufacturers, including our SCEM segment. Manufacturers of high purity chemicals and semiconductor fabs use our Trinzik® and Microgard™ products for the filtration of chemicals and ultra-pure water. Our Impact® series of filters are used in point-of-use photochemical dispense applications, including those provided by our AMH segment, where the delivery of superior flow rate performance and reduced microbubble formation is critical. Our Protego® series of liquid purifier/filter products are used to reduce metallic contamination in chemical manufacturing and in critical wafer rinsing and drying applications by our customers. In addition, we provide membrane and liquid filtration offerings serving semiconductor, pharmaceutical and medical applications.
Gas Microcontamination Control Products. We offer a broad portfolio of products designed to remove particulate and molecular contaminants from controlled environments and gas streams in semiconductor, flat panel display and LED fabs. Our Wafergard® gas filters reduce outgassing and remove particle contamination. Our GateKeeper® gas purifiers and large facility-

wide gas purification systems provide continuous purified gas supply to customer fabs from the point of creation on the gas pads to the point-of-use at the wafer by chemically reacting and absorbing contaminants, effectively removing gaseous contaminants down to part-per-trillion levels. Our Chambergard™ gas diffusers provide semiconductor equipment manufacturers with the capability to rapidly vent their tools to atmosphere to dramatically reduce process cycle times without adding particles to the wafers. In addition, our Vaporsorb products are used to eliminate airborne molecular contamination from critical process tool areas or cleanrooms in the fab. These products are used in or alongside critical processing tools to improve yield and reduce tool downtime.
ADVANCED MATERIALS HANDLING SEGMENT
The AMH segment develops solutions to monitor, protect, transport and deliver critical liquid chemistries, wafers and substrates for a broad set of applications in the semiconductor and other high-technology industries. These systems and products improve our customers’ yields by protecting wafers from abrasion, degradation and contamination during manufacturing and transportation and by assuring the consistent, clean and safe delivery of advanced chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab. The AMH segment collaborates closely with our SCEM segment in developing products that are compatible with advanced chemistries to enhance yields and integrates liquid filtration technology from our MC segment to deliver consistent and pure chemistry.
Microenvironment Solutions. We lead the market with our high-volume line of Ultrapak® and Crystalpak® products for wafers ranging from 100 to 200 mm, which ensure the clean and secure transport of wafers from the wafer manufacturers to the semiconductor fabs. We also offer a front-opening shipping box, or FOSB, for the transportation and automated interface of 300 mm wafers. We lead the market for 300mm front-opening unified pods, or FOUPs, wafer transport and process carriers and standard mechanical interface pods, or SMIF pods, for 200mm wafer applications. These microenvironment products safely and accurately deliver wafers within the semiconductor fab environment to the various process fabrication steps. We are a leader in reticle protection products for photolithography, including products that protect the high-value EUV lithography masks during both the mask manufacturing process and their use in the semiconductor fab.
Fluid Management Products. We offer various fluid management products that cover a range of applications, including liquid packaging, fluid handling and process monitoring products. Our broad portfolio of flexible and rigid polymer packaging and container products, from low-volume containers to transport high-value photoresist chemistries, such as our NOWPak® products, to large intermediate bulk containers allow our customers to safely and efficiently transport chemicals in bulk, such as our FluoroPure® products. Our connection systems provide safe and efficient chemical dispense from the container to the fab. Chemical companies utilize our packaging products to ensure the purity of chemistries shipped to semiconductor fabs, resulting in enhanced yields.
In addition, we are a leader in high-purity fluid transfer products such as valves, fittings, tubing, pipe, custom fabricated products and associated connection systems, such as our PrimeLock® connections, for high-purity chemical applications and our proprietary digital flow control technology improving the uniformity of chemicals applied on wafers. Our IntelliGen® integrated, high-precision liquid dispense systems enable the uniform application of advanced chemistries during the wafer fabrication process, integrating our valve control expertise with filter device technologies from our MC segment, in order to conserve high-value chemistry and reduce defects on wafers. Our comprehensive product lines provide our customers with a single-source provider for their high-purity chemical management needs throughout the manufacturing process.
Further, we provide market-leading instrumentation solutions to ensure consistency of complex blended chemistries and CMP slurries. For example, our Single Particle Optical Sizing technology accurately determines particle size and counts. We also produce on-tool process monitoring systems that perform automated online particle size and/or counts analysis of suspensions with the Accusizer® system. These applications include real-time monitoring of CMP slurries and other instrumentation for liquid applications in both semiconductor and life science industries. Our SemiChem® systems and Invue® products measure chemical concentration in CMP slurries and formulated clean chemistries. These process instruments provide our customers critical process monitoring to enable improved semiconductor device yields.
OUR CUSTOMERS AND MARKETS
Our most significant customers include logic and memory semiconductor device manufacturers, semiconductor equipment makers, gas and chemical manufacturing companies and wafer grower companies serving the global semiconductor industry. We also sell our products to flat panel display equipment makers, panel manufacturers, manufacturers of hard disk drive components and devices and their related ecosystems.
Our other high-technology markets include manufacturers and suppliers in the solar and life science industries, electrical discharge machining customers, glass and glass container manufacturers, aerospace manufacturers and manufacturers of biomedical implantation devices.

In 2020, 2019 and 2018, net sales to our top ten customers accounted for 46%, 43% and 44%, respectively, of our combined net sales. In 2020, 2019 and 2018, Taiwan Semiconductor Manufacturing Company Limited, accounted for $208 million, $187 million and $154 million of our net sales, respectively, or approximately 11%, 12% and 10% of our net sales, respectively, including sales from each of our three reporting segments. In addition, in 2020, 2019 and 2018, Samsung Electronics Co. accounted for $172 million, $128 million and $164 million of our net sales, respectively, or approximately 9%, 8% and 11% of our net sales, respectively, including sales from all of the Company’s segments. International net sales represented approximately 75%, 76% and 78%, respectively, of our total net sales in 2020, 2019 and 2018. Approximately 2,900 customers purchased products from us during 2020.
We may enter into supply agreements with our customers. These agreements generally have a term of one to three years, but typically do not contain any long-term purchase commitments. Instead, we work closely with our customers to develop non-binding forecasts of the future volume of orders. However, customers may cancel their orders, change production quantities from forecasted volumes or delay production for reasons beyond our control.
SALES, MARKETING AND SUPPORT
We sell our products worldwide, primarily through our direct sales force and strategic independent distributors located in all major semiconductor markets. Independent distributors are also used in other market territories and for specific market segments. As of December 31, 2020, our sales and marketing force consisted of approximately 620 employees worldwide.
Our unique capabilities and long-standing industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage, which has facilitated our ability to introduce new materials and new solutions that meet our customers’ needs. We are constantly seeking to identify for our customers a variety of materials, contamination and process control challenges that may be addressed by our product solutions. Our sales representatives provide our customers with worldwide technical support and information about our products and materials.
We believe that our technical support services are important to our sales and marketing efforts. These services include assisting in defining a customer’s needs, evaluating alternative products and materials, designing a specific system to perform the desired operation, training users and assisting customers in compliance with relevant government regulations. Additionally, our field application engineers, located in all of the major markets we serve, work directly with our customers on product qualification and process improvements in their facilities. We maintain a network of service centers, applications laboratories and technology centers located in all key markets internationally and in the United States to support our products and our customers with their advanced development needs, provide local technical service, application support and ensure fast turnaround time.
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
Because of the unique breadth of our capabilities, we believe that there are no global competitors that compete with us across the full range of our product offerings. Many of our competitors are local companies that participate in only a few products or in specific geographies. While there are other larger, broad-based materials suppliers, many are concentrated in specific product areas, such as filtration, specialty chemicals or materials handling. Notable competitors with respect to certain specific product areas include Pall Corporation (part of Danaher Corporation), Shin-Etsu Polymer Co., Ltd., Gemu Valves, Inc., Tokyo Keiso Co., Ltd., Mersen, the EMD Performance Materials division of Merck KGaA, E. I. du Pont de Nemours, Company, Air Liquide, Praxair, Inc. (a subsidiary of Linde plc.), Donaldson Company, Inc. and Parker Hannifin Corp.
ENGINEERING, RESEARCH AND DEVELOPMENT
We believe that technology is important to the success of our businesses, and we plan to continue to devote significant resources to engineering, research and development, or ER&D, balancing efforts between shorter-term market needs and longer-term investments. As of December 31, 2020, we had approximately 1,100 employees in ER&D. We have supplemented and may continue to supplement our internal research and development efforts by licensing technology from third parties and/or acquiring rights with respect to products incorporating externally owned technologies. Our R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers.
We believe we have a rich pipeline of development projects. Our ER&D efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications, often working directly with our customers to address their particular needs.
We have ER&D capabilities in the United States, Canada, China, Japan, South Korea, Taiwan, Singapore and Malaysia to meet the global needs of our customers. We use sophisticated methodologies to research, develop and characterize our materials and products. Our capabilities to test and characterize our materials and products are focused on continuously reducing risks and threats to the integrity of the critical materials that our customers use in their manufacturing processes.
In addition, we collaborate with leading universities and industry consortia, such as the University of California, Yale University, Pennsylvania State University, the Interuniversity Microelectronics Center (imec®) and CEA-LETI. We undertake this work to extend the reach of our internal R&D and to gain access to leadership ideas and concepts beyond the time horizon of our internal development activities.
PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS
As of December 31, 2020, we own approximately 2,520 active patents worldwide, of which about 650 are United States patents. Additionally, we own about 1,050 pending patent applications globally. In addition, we license certain patents owned by third parties. We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. We seek to refresh our intellectual property on an ongoing basis through continued innovation. While we license and expect to continue to license technology used in the manufacture and distribution of products from third parties, we do not consider any particular patent or license to be material to our business.
We vigorously protect and defend our intellectual property. We require each of our employees, including our executive officers, to enter into agreements with us pursuant to which the employee agrees to keep our proprietary information confidential and to assign to us inventions made during the course of employment. We also require outside scientific collaborators, sponsored researchers and other advisors and consultants who are provided confidential information to execute confidentiality agreements with us. These agreements generally provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with the Company is to be kept confidential and not disclosed to third parties except in specific limited circumstances.
MANUFACTURING
Our customers rely on our products and materials to ensure the integrity of the critical materials used in their manufacturing processes by providing purity, cleanliness, consistent performance, dimensional precision and stability. Our ability to meet our customers’ expectations, combined with our substantial investments in worldwide manufacturing capacity, position us well to respond to the increasing demands from our customers for yield-enhancing materials and solutions.
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
cartridge manufacturing and assembly;

We have made significant investments in systems and equipment to create innovative products and tool designs, including metrology and 3D printing capabilities for rapid analysis and prototype production. In addition, we use contract manufacturers for certain of our products both in the United States and Asia.

RAW MATERIALS
Our products are made from a wide variety of raw materials that are generally available from multiple sources of supply. While we seek to have several sources of supply for raw materials, certain materials included in our products, such as certain filtration membranes in our MC segment, petroleum coke and specialty and commodity chemicals in our SCEM segment and certain polymer resins in our AMH segment, are obtained from a single source or a limited group of suppliers or from suppliers in a single country. We have entered into multi-year supply agreements with a number of suppliers for the purchase of raw materials in the interest of supply assurance and to control costs.
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
HUMAN CAPITAL RESOURCES
We believe that our employees are a critical asset in achieving our mission of helping our customers improve their productivity, performance and technology by providing solutions for the most advanced manufacturing environments. In order to attract and retain top talent, we are focused on creating a diverse, inclusive and safe workplace and are committed to providing quality development and training opportunities for our employees.
As of December 31, 2020, we had approximately 5,800 employees, of whom approximately 52%, 17%, 9%, 8%, 6%, 5% and 3% are located in North America, Taiwan, South Korea, Japan, China, Europe and Southeast Asia, respectively. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required. None of our employees is represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain international jurisdictions.
Diversity and Inclusion. We believe that maintaining a culture of diversity and inclusion helps enable us to innovate more effectively. To that end, we seek to promote diverse perspectives throughout our organization and are an equal opportunity employer committed to making employment decisions without regard to race, religion, national or ethnic origin, sex, sexual orientation, gender identity or expression, age, disability, protected veteran status or other characteristics protected by law.
Our commitment to diversity and inclusion is evidenced by the creation and support of our Employee Networks, which are networks of our employees who share a common interest and are designed to advance diversity and inclusion and to promote our workplaces as environments where all individuals are valued for their talents and empowered to reach their fullest potential. As of December 31, 2020, our Employee Networks included groups focused on gender identity, sexual orientation, age and veteran status.
Health, Safety and Wellness. Our success depends on the well-being of our employees. We maintain a culture focused on safety and strive to identify, eliminate and control risk in the workplace in an effort to prevent injury and illness. Our employees have access to a global safety management system and are encouraged to report incidents, near misses or other observations in the system. The system has been widely adopted in our manufacturing locations across the globe, and management uses the information generated by it to set safety-related policies and to set goals for future performance. Further, we provide our employees with a comprehensive benefits package that includes health insurance and other resources that support their physical and mental well-being.
In response to the COVID-19 pandemic, commencing in the first quarter of 2020, we have taken, and we continue to take, proactive, aggressive actions to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures, including social distancing protocols, encouraging employees who do not need to be physically present on the manufacturing floor or in a lab to perform their work to work from home, suspending non-essential travel, implementing temperature checks and other access controls at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to employees who are physically present at our facilities. We expect to continue to implement these measures until the COVID-19 pandemic is adequately contained, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.
Talent Development and Training. We are committed to the continued development and training of our employees. We conduct formal evaluations with each of our employees on an annual basis, and managers provide feedback directly to employees through informal review sessions periodically throughout the year. Our formal evaluation process requires employees to track whether they met certain development goals that are set at the beginning of the review period. We seek to provide opportunities for our employees to grow their careers and regularly fill open vacancies with internal candidates. In addition, management periodically assesses succession planning for certain key positions and reviews our workforce to identify high potential employees for future growth and development.
We also provide formal and informal training opportunities for our employees covering a variety of professional, technical and leadership topics. Our training opportunities are designed to promote learning across all levels of our organization, and in 2020 our formal training offerings included courses in leadership, project management and technical communications.
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
AVAILABLE INFORMATION
Our Internet address is www.entegris.com. On this web site, under the “About Us—Investor Relations—Financial Information” section, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC): our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; any amendments to those reports or statements, and Form SD. All such filings are available on our web site free of charge. The SEC also maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on our website and any other website as referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A. Risk Factors.
In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our common stock. Any of the following risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Statement” in Item 7 of this Annual Report on Form 10-K.
Risks Related to Our Business and Industry
The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.
As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. We have important manufacturing operations in the United States, Japan, Korea, China, Malaysia and Taiwan, all of which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns have generally excluded certain essential services, and those essential services have commonly included critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, suppliers and other third parties with which we do business. For example, in March 2020 the government of Malaysia issued an order that significantly reduced the number of employees who could be physically present to operate our Malaysian plant, which temporarily reduced the productivity of that plant. The government of Malaysia issued a similar order restricting movement throughout that country in January 2021, which has not impacted our operations as of the date of this filing but may do so in the future. In addition to reduced productivity, the constraints and limits imposed on our operations may slow or diminish our research and development and customer qualification activities. During 2020, we experienced brief interruptions in operations at our sites in Hangzhou, China, San Luis Obispo, California and Bedford, Massachusetts and so far during 2021, we have experienced minor interruptions in our operations at our site in San Luis Obispo, California and a brief construction delay to an expansion of our facility in Toronto, Canada. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and some governmental re-opening plans have been delayed or reversed due to spikes in the number of infections in the local area.
In addition, such measures have not effectively reduced the high rate of spread of the virus in certain locations and there may be additional waves of infection in the future, which could be more contagious than prior waves. For example, in December 2020 a new variant of the coronavirus was discovered in the United Kingdom that scientists believe is significantly more transmissible than variants previously encountered. As a result, there is considerable uncertainty regarding the duration, extent and effectiveness of current and future measures to contain the spread of the virus. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our suppliers, could cause us to increase our safety stock of certain materials, limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have in certain instances resulted in higher costs and delays both in obtaining materials and shipping finished goods to customers. Although to date these restrictions have not had a material adverse impact on our operations, they have placed considerable strain on us, our suppliers and other third parties with which we do business. There can be no assurance that these restrictions will not materially adversely affect our operations or those of our suppliers or the other third parties with which we do business in the future. If these restrictions and disruptions continue, they could slow production, impact our R&D efforts, harm our profitability, make our products less competitive or cause our customers to seek alternative suppliers.
In response to these developments, we have modified our business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities and cancelling attendance at events and conferences. Many of our suppliers and service providers have made similar modifications. The resources available to employees working remotely may not enable them to maintain the same level of productivity and efficiency, and employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. While we have experienced only limited absenteeism from employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. In addition, we have incurred and may continue to incur incremental employee compensation related to the COVID-19 pandemic. For example, since April 2020, we have awarded certain of our employees who are required to physically report to a manufacturing facility in order to perform their jobs during the COVID-19 crisis with a special appreciation bonus for their efforts in sustaining our production continuity. Further, the increased reliance on remote access to information systems by us and our customers, suppliers and other third parties with which we do business increases the risk of exposure of our information and systems to potential cybersecurity breaches. We may take further actions with respect to COVID-19 as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. There is no certainty that any such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees may become sick, our ability to perform critical functions could be harmed and we may be unable to respond to the needs of our global business. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers and/or customers.
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of outbreaks, their severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions to mitigate the virus and its impact, the development, distribution, efficacy and acceptance of vaccines and how quickly and to what extent normal economic and operating conditions can resume. The prolonged implementation, or re-implementation, of measures by governments to try to contain the virus may lead to fatigue in complying with COVID-19 restrictions among the public, which in turn may further exacerbate its spread. Furthermore, the COVID-19 pandemic makes it more difficult for us to forecast demand and provide guidance for upcoming periods. Accordingly, any guidance we provide is likely to be less reliable than usual, and actual results are more likely to differ from any such guidance. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Declines in the semiconductor industry or worldwide economic conditions may cause demand for our products to decrease and may adversely affect our business.
Declines in industry or worldwide economic conditions may adversely affect our business. Our revenue is primarily dependent upon demand from semiconductor manufacturers, which is largely driven by the current and anticipated demand for electronic products that utilize semiconductors. Despite recent increases in demand for semiconductors in applications such as smartphones, 5G wireless technology, cloud computing, the Internet of Things, machine learning and artificial intelligence, autonomous vehicles and virtual reality, the semiconductor industry has historically been, and is likely to continue to be, cyclical with periodic significant downturns, resulting in significantly decreased demand for products such as ours. While demand for semiconductors has remained robust, the COVID-19 pandemic has significantly increased economic and demand uncertainty and contributed to substantial volatility in global markets, including those in which we participate. We anticipate that the pandemic will continue to contribute to the global economic slowdown, and it is possible that it could cause a global recession, each of which may adversely affect our business. We have previously experienced significant revenue deterioration and operating losses due to severe downturns in the semiconductor industry, which often occur suddenly. The semiconductor industry is also affected by seasonal shifts in demand. We are unable to predict the timing, duration or severity of any future downturns in the semiconductor industry. As a result, we could underperform the market or our peers.
During downturns and periods of soft demand, our revenue is reduced and we typically experience greater pricing pressure and shifts in product and customer mix, which often adversely affect our gross margin and net income. Furthermore, to remain competitive, we must maintain a satisfactory level of engineering, research and development activity, invest in our infrastructure and maintain the ability to respond to any increases in demand and, as a result, a lower volume of sales can have a large and disproportionate impact on our profitability. Even moderate seasonality can cause our operating results to fluctuate significantly from one period to the next. Uncertain and volatile economic, political, public health or business conditions in any of our key sales regions can cause or exacerbate negative trends in business and consumer spending and have historically impacted customer demand for our products. These conditions can cause material adverse changes in our results of operations and financial condition, including:
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
•greater challenges in forecasting operating results, making business decisions and identifying and prioritizing business risks; and

•additional cost reduction efforts, including additional restructuring activities, which may adversely affect our ability to capitalize on opportunities.
We anticipate that the COVID-19 pandemic, including potential additional waves of infection, may cause us to experience at least some of these adverse changes, but we cannot predict the timing or degree to which they will occur, if at all.
The industries we serve are constantly evolving, and any failure to manage our business effectively during periods of rapid change may adversely affect our business performance and results of operations.
Intense competition in the semiconductor industry often leads to rapid changes in products and technology, and those changes can significantly alter demand for our products. Changes in demand may arise from factors such as advances in fabrication processes, new and emerging technologies, end-user demand, customers’ production capacity and customers’ capacity utilization. The amount and mix of spending on different products and solutions can significantly impact our results of operations.
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
•the impact of the COVID-19 pandemic on the global economy, the semiconductor industry, the other industries we serve, our manufacturing capabilities or our supply chain;
•the size and timing of customer orders;
•consolidation of our customers, which could impact their purchasing decisions and negatively affect our revenues;
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
•customer decisions to decelerate orders in order to draw down their inventory;

•customer cancellations of or delays in shipments, installations or customer acceptances or, alternatively, acceleration of orders from customers to increase their inventory;
•our customers’ rate of replacement of our consumable products;
•changes in average selling prices, customer mix and product mix;
•our ability to develop, introduce and market new, enhanced and competitive products in a timely manner;
•our competitors’ introduction of new products;
•legal or technical challenges to our products or technologies;
•disruptions in transportation, communication, demand, information technology or supply, including strikes, acts of God, wars, terrorist activities and natural or man-made disasters;
•legal, tax, accounting or regulatory changes (including changes in import/export regulations and tariffs) or changes in the interpretation or enforcement of existing requirements;
•changes in our estimated tax rate; and
•foreign currency exchange rate fluctuations.
The COVID-19 pandemic is likely to exacerbate the adverse impact of many of these factors on our revenues and results of operations, at least in the short term.
We depend on single and limited source suppliers, and an interruption in our ordinary sources of supply could affect our ability to manufacture our products and have an adverse effect on our results of operations.
We rely on single or limited source suppliers for certain raw materials that are critical to the manufacturing of our products, such as plastic polymers, filtration membranes, petroleum coke and other materials. If we were to lose any one of these sources, it could be difficult for us to find an alternative supplier and we would need to qualify this new source through our customers’ rigorous qualification processes. Although we seek to reduce our dependence on single and limited source suppliers, the partial or complete loss of any of these sources could interrupt our manufacturing operations and result in a material adverse effect on our results of operations.
At times, we have experienced a limited supply of certain raw materials, which has resulted in delays, lost revenue, increased costs and risks associated with qualifying products that are manufactured using such new raw materials with our customers. Events such as an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products could harm our ability to acquire sufficient quantities of such raw materials, and our manufacturing operations may be interrupted. For example, in 2019 we experienced a disruption in the supply of certain ceramic material for use in our coatings business in our SCEM division when the supplier was unable to produce these materials at the required specifications. In response, we worked collaboratively with the supplier to determine the root cause and to solve the manufacturing issue, reestablishing the supply of these materials. Although we were able to timely reestablish our supply of this raw material, we may be unable to do so in the future or with other raw materials, in which case raw materials shortages may adversely affect our operations. Additionally, our suppliers may not have the capacity to meet increases in our demand for raw materials, in turn, making it difficult for us to meet demand from our customers. Furthermore, prices for our raw materials can vary widely. While we have long-term arrangements with certain key suppliers that fix our price for the purchase of certain raw materials, if the cost of our raw materials increases and we are unable to correspondingly increase the sales price of our products or find other cost savings, our profit margins will decline.
Although we have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic, there is no assurance that they will not occur in the future. Certain of our suppliers have faced difficulties maintaining operations in light of government-ordered restrictions, shelter-in-place mandates and outbreaks of infection within their workforces. As the pandemic continues, our suppliers may face challenges in maintaining their level of supply as a result of these or other factors. If our suppliers or sub-suppliers are unable to maintain their operations or restrictions become more severe, we may encounter difficulties obtaining raw materials, which may cause us to fail to meet customer demand or require us to pay higher prices for these materials, either of which could harm our business and profitability. For example, as a result of the COVID-19 pandemic, one of our critical valve suppliers was shut down and was unable to supply us with valves for our gas purification products. Although in this instance we were able to procure this critical part from a second, pre-qualified source, we may be unable to find alternative sources of supply for this or other products in the future and may therefore be adversely affected by supply interruptions resulting from the COVID-19 pandemic. To mitigate the risk of potential supply interruptions from the COVID-19 pandemic, during 2020 and into 2021, we chose to increase certain inventory levels, causing us to hold more inventory than we might have otherwise maintained. Additionally, an economic slowdown caused by the COVID-19 pandemic or otherwise could harm the financial health of our suppliers and sub-suppliers. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers could cause a disruption in our ability to obtain raw materials or components or adversely affect our operations. Further, we may have to increase our safety stocks of raw materials or components or alter our payment terms with certain suppliers, including prepaying for raw materials, any of which could put downward pressure on our cash flow.
We are exposed to the risks of operating a global business as a significant amount of our sales and manufacturing activity occur outside the United States.
Sales to customers outside the United States accounted for approximately 75%, 76% and 78% of our net sales in 2020, 2019 and 2018, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts and raw materials. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:
•border closures, travel bans, entry limitations or inspections and other restrictions on the international movement of goods, including actions to limit the export of goods in order to secure a domestic supply in light of actual or anticipated global shortages, as well as the potential exercise of governmental power to requisition or prioritize the production of specified goods or to commandeer facilities in the public interest, such as in the effort to combat the COVID-19 pandemic, any of which could adversely affect our ability to obtain supplies and deliver our products to customers;
•the implementation of laws, rules, regulations, policies and other government actions, such as “trade wars,” tariffs, sanctions or other changes in international trade requirements that affect our business and that of our customers and suppliers, any of which could impose additional costs on our operations and limit our ability to operate our business;
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
•fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar against foreign currencies that are important to our business, including the Japanese yen, euro, Taiwanese dollar, Korean won, Chinese renminbi, Singapore dollar, Malaysian ringgit, Canadian dollar or Israeli shekel, which could cause our sales and profitability to decline;
•liability for foreign taxes assessed at rates higher than those applicable to our domestic operations;
•challenges and costs associated with the protection of our intellectual property throughout the world;
•customer or government efforts to encourage operations and sourcing in a particular country, such as Korea or China, including efforts to develop and grow local competitors, require local manufacturing, and provide special incentives to government-backed local customers to buy from local competitors; and
•political and economic instability and uncertainty, which may result in severely diminished liquidity and credit availability, rating downgrades of sovereign debt, declining valuation of certain investments, declines in consumer confidence, declines in economic growth, volatility in unemployment rates and uncertainty about economic stability.
In the past, these factors have disrupted our operations and increased our costs, and we expect that these factors will continue to do so in the future.

Tariffs, export controls and other trade laws and restrictions resulting from international trade disputes, strained international relations and changes to foreign and national security policy, especially as they relate to China, could have an adverse impact on our operations.

Tariffs, additional taxes, trade barriers and other measures, particularly those arising out of relations between the United States and China, may increase costs of raw materials and our manufacturing costs, decrease margins, reduce the competitiveness of our products or inhibit our ability to sell products or purchase necessary equipment and supplies, any of which could have a material adverse effect on our business, results of operations or financial condition. For example, both the United States and China have implemented several rounds of tariffs and retaliations with respect to certain products imported from the other country, some of which have impacted certain raw materials we use. We have made operational changes in an effort to mitigate the impact of these tariffs on our products, but our efforts may not be successful.
In addition, we are subject to export control and economic sanctions laws and regulations that restrict the delivery of some of our products and services to certain end users, countries and nationals of certain countries. In certain circumstances, these restrictions may prohibit the transfer of certain of our products, services and technologies, and in other circumstances they may require us to obtain a license from the U.S. government before delivering the controlled item or service. We must also comply with export control and economic sanctions laws and regulations imposed by other countries. Although we maintain an export and trade control compliance program, it may be ineffective or circumvented, exposing us to legal liabilities. Compliance with these laws could significantly limit our sales in the future. Changes in, and responses to, U.S. trade controls could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition and results of operations.
In addition to the tariffs mentioned above, over the last several years and accelerating during 2020, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” in China, a term which may include many Chinese commercial companies that sell products to or do business with the military. Likewise, beginning in May 2019, the U.S. Department of Commerce imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd. and several of its overseas affiliates, including HiSilicon, and took similar action against Semiconductor Manufacturing International Corporation in December 2020. The U.S. government also continuously assesses which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations, could reduce demand for our products. These restrictive measures may reduce overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on U.S. technology, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. Such risks may be especially exacerbated as they relate to China, a market that is important to our business, representing approximately 13% of our sales in each of the last three years.
A significant portion of our sales is concentrated on a limited number of key customers, and our net sales and profitability may materially decline if we were to lose one or more of these customers.
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections and profitability. Our top ten customers accounted for 46%, 43% and 44% of our net sales in 2020, 2019 and 2018, respectively. Our customers could stop using our products in their manufacturing processes with limited advance notice to us, and we would have limited or no contractual recourse. The cancellation, reduction or deferral of purchases of our products by any one of these customers could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers, if our products are not specified for our significant customers’ products or if we suffer a material reduction in their purchase orders, our revenue could decline and our business, financial condition and results of operations could be materially and adversely affected. Due to the long design and development cycle and lengthy customer product qualification periods required for most of our products, we may be unable to replace these customers quickly, if at all.
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

The semiconductor industry is subject to rapid technological change, changing customer requirements and frequent new product introductions. In our industry, the first company to introduce an innovative product that addresses an identified market need will often have a significant advantage over competing products. For this reason, we make significant expenditures to research, develop, engineer and market new products and make significant capital investments in technology and manufacturing capacity in anticipation of future business and without any purchase commitment from our customers. We incurred $136.1 million, $121.1 million and $118.5 million for engineering, research and development expense in 2020, 2019 and 2018, respectively, to support new product and technology development. Following development, it may take several years for sales of a new product to reach a substantial level, if ever. If a product concept does not progress beyond the development stage or only achieves limited acceptance in the marketplace, we may not receive a direct return on our expenditures, we may lose market share and our revenue and our profitability may decline. For example, in the past, we incurred significant impairment charges for capital expenditures related to developing the capability to manufacture shippers and FOUPs for 450 mm wafers, which major semiconductor manufacturers announced that they would not initiate manufacturing in the foreseeable future.
We believe that our future success will depend upon our ability to continue to develop mission-critical solutions to maximize our customers’ manufacturing yields and enable higher performance semiconductor devices. A failure to successfully anticipate and respond to technological changes by developing, marketing and manufacturing new products or enhancements to our existing products could harm our business prospects and significantly reduce our sales. For example, as 3D NAND technology advances to higher densities, the conventional process used to etch critical features no longer works. Recognizing the need for a new chemistry, we developed a series of prototype formulations for highly selective nitride etch and developed a specialized liquid filter that removes contaminants while simultaneously maintaining the critical components that make the chemistry function. While we believe we are well positioned for selection as the process-of-record for these specific etch processes and we are preparing for rapid, high-volume ramp once the final selection is made, we may not be selected by the customer and may not generate significant revenue from these solutions. We cannot assure you that the new products and technology we choose to develop and market will be successful. In addition, if new products have reliability or quality problems, we may experience reduced orders, higher manufacturing costs, delays in acceptance and payment, additional service and warranty expense and damage to our reputation.
Competition from new or existing companies could harm our financial condition, results of operations and cash flow.
We operate in a highly competitive industry. We face many competitors, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. In addition, some of our competitors may have better-established customer relationships than we do, which may enable them to have their products specified for use more frequently and more quickly by these customers. We also face competition from smaller, regional companies, which focus on serving customers in their regions. Further, customers continually evaluate the benefits of internal manufacturing versus outsourcing, and a customer’s decision to internally manufacture products that we provide may negatively impact us. If we are unable to maintain our competitive position, we could experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and a loss of market share, any of which could have a material adverse effect on our results of operations. Further, we expect that existing and new competitors will improve their products and introduce new products with enhanced performance characteristics. The introduction of new products or more efficient production of existing products by competitors could diminish our market share and increase pricing pressure on our products.
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
We intend to continue to engage in business combinations, acquisitions, joint ventures, investments or other types of collaborations to address gaps in our product offerings, adjust our business and product portfolio to meet our ongoing strategic objectives, diversify into complementary markets, increase our scale or accomplish other strategic objectives. These transactions involve numerous risks to our business, financial condition and operating results, including but not limited to:
•experiencing difficulty in identifying suitable acquisition candidates and completing transactions at appropriate valuations, in a timely manner, on a cost-effective basis or at all, due to substantial competition for acquisition targets;
•inability to successfully integrate any acquired businesses into our business operations;
•failure to realize the anticipated synergies or other benefits of any such transaction;
•entering into markets in which we have limited or no prior experience;
•finding acquirors and obtaining adequate value for businesses that no longer meet our objectives;
•inability to complete proposed transactions due to the failure to obtain regulatory or other approvals;

•requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and restrictions on the conduct of our existing business or the acquired business;
•undertaking multiple transactions at the same time in order to take advantage of acquisition opportunities that do arise, which could strain our ability to effectively execute and integrate such transactions;
•diversion of management’s attention from our day-to-day business due to dedication of significant management resources to such transactions;
•employee uncertainty and lack of focus during the integration process that may also disrupt our business;
•the risk of litigation or claims associated with a proposed or completed transaction;
•challenges associated with managing new, more diverse and more widespread operations, projects and people, potentially located in regions where we have not historically conducted or operated our business;
•dependence on unfamiliar or less secure supply chains and inefficient scale of the acquired entity;
•increasing costs of performing due diligence to meet the expectations of investors and government regulators;
•despite our due diligence, we could assume unknown, underestimated or contingent liabilities, such as potential environmental, health and safety liabilities, any of which could lead to costly litigation or mitigation actions;
•an acquired technology or product may have inadequate or invalid intellectual property protection or may be subject to claims of infringement by a third party, which may result in claims for damages and lower than anticipated revenue;
•we could experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets, including goodwill, related to acquisitions;
•an acquired company may have inadequate or ineffective internal control over financial reporting, disclosure controls and procedures, cybersecurity, privacy, environmental, health and safety, anti-bribery, anti-corruption, human resource or other policies or practices, which may require unexpected or additional integration, mitigation and remediation costs;
•reductions in cash or increases in debt to finance transactions, which reduce the cash flow available for general corporate or other purposes, including share repurchases and dividends; and
•difficulties in retaining key employees or customers of an acquired business.
For example, an inability to realize the full extent of, or any of, the anticipated benefits of the Sinmat and Global Measurement Technologies Inc., or GMTI, acquisitions we completed in 2020, as well as any delays encountered in the integration processes, could have an adverse effect on our business and results of operations, which may adversely affect the value of the shares of our common stock.
Manufacturing interruptions or delays, or other disruptions to our operations, could adversely affect our business, financial condition and results of operations.
Our manufacturing processes are complex and require the use of expensive and technologically sophisticated equipment and materials. These processes are frequently modified to improve manufacturing yields, process stability and product quality. We have, on occasion, experienced manufacturing difficulties, such as critical equipment breakdowns or the introduction of impurities in the manufacturing process. Any future difficulties could cause lower yields, make our products unmarketable and/or delay deliveries to customers. In addition, any modification to the manufacturing process of a product could require that the product be re-qualified by customers, which can increase our costs and delay our ability to sell this product to our customers. These and other manufacturing difficulties may result in the loss of sales and exposure to warranty and product liability claims.
Some of our products are manufactured at only one or two facilities in different countries, many of which are subject to severe weather and natural catastrophes, such as typhoons in Taiwan, Malaysia and China, earthquakes in Japan and Taiwan, hurricanes in east Texas and Florida, wildfires in California and Colorado and flooding in Arkansas. Our suppliers and customers face similar dangers. Although we have continuity plans designed to mitigate the impact of natural disasters on our operations, those plans may be insufficient, and any catastrophe may disrupt our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations. A disruption at our manufacturing facilities could impact sales of the products manufactured at those facilities until another facility could commence or expand production of those products, and disruptions at our other facilities may similarly adversely affect our operations. In addition to natural disasters, disruptions may be caused by a other factors, including civil unrest, outbreaks of disease, terrorist actions or other events outside our control. For example, in response to the COVID-19 pandemic, in 2020 the government of Malaysia issued an order that significantly reduced the number of employees who could be physically present to operate our Malaysian facility, which temporarily reduced the productivity of that plant. We have moved, and we may again move, the manufacture of certain products from one plant to another. If we fail to transfer and re-establish the manufacturing processes in the destination plant efficiently and effectively, we may not be able to meet customer demand, we may lose credibility with our customers and our business may be harmed. Even if we successfully move our manufacturing processes, we may not achieve the level of cost savings or efficiencies that we anticipated, if any.
Our operations use hazardous materials that expose us to various risks, including potential liability for personal injury and potential remediation obligations.
Our operations involve, and we are exposed to the risks associated with, the use and manufacture of hazardous materials. In particular, we manufacture specialty chemicals, which is an inherently hazardous process that may result in accidents, and store and transport hazardous raw materials, products and waste in, to and from various facilities. Potential risks that may disrupt our operations or expose us to significant losses and liabilities include explosions and fires, chemical spills and other discharges, releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. These and other hazards may result in liability for personal injury, death, damage to property and contamination of the environment; suspension of operations; the imposition of civil or criminal fines, penalties and other sanctions; cleanup costs; claims by governmental entities or third parties; reputational harm; increases in our insurance costs; and other adverse impacts on our results of operations. Moreover, a failure of one of our products at a customer site could interrupt the business operations of the customer. For example, while we believe that our SDS and VAC delivery systems are safe to transport, store and deliver toxic gases, any leakage could cause serious damage, including injury or death, to any person exposed to those toxic gases, potentially creating significant product liability exposure for us. Our insurance may be inadequate to satisfy any such liabilities, and our financial results or financial condition could be adversely affected.
Loss of any of our key personnel could harm our business, and our inability to attract and retain new qualified personnel could inhibit our ability to operate and grow our business successfully.
Many of our key personnel have significant experience in the semiconductor industry and deep technical expertise. The loss of the services of any of our key employees or an inability to attract, train and retain qualified and skilled employees, particularly research and development and engineering personnel, could inhibit our ability to operate and grow our business. As the semiconductor industry has grown in recent years, competition for qualified talent, particularly those with significant industry experience, has intensified. As a result, the difficulty and costs associated with attracting and retaining key employees has risen and may continue to rise.
If we fail to obtain, protect and enforce intellectual property rights, our business and prospects could be harmed.
Our future success and competitive position depend in part upon our ability to obtain, maintain and enforce intellectual property rights. We rely on patent, trade secret and trademark laws to protect many of our major product platforms. Although we often file applications for additional patents, our pending applications may not be approved. Moreover, any patents that we own or obtain may not provide us with any competitive advantage, and these patents may expire or be challenged, invalidated, circumvented, rendered unenforceable or otherwise compromised by third parties. We may not develop additional proprietary technology. In addition, any failure to obtain intellectual property protection in the international jurisdictions we serve could expose us to increased competition, which could limit our growth and future revenue. Although we enter into confidentiality agreements with our employees and certain third parties to protect our proprietary information and technology, these agreements may be inadequate to protect our interests, and the remedies available to us for any breach may not adequately mitigate any breach. Furthermore, third parties may be able to replicate or obtain our confidential and proprietary information and technology through lawful means, and they may also be able to design around our patents. Additionally, we may lose trade secret protection as a result of the actions or omissions of us, our employees or third parties. Any weakness in our ability to protect our intellectual property could adversely affect our business, financial condition and results of operations.
Third parties may misappropriate our intellectual property rights, and disputes regarding intellectual property rights may arise. We may bring litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether our efforts are successful. For example, from 2015 until 2020, we were party to litigation to enforce our rights against Gudeng Precision Inc., Ltd. for their patent infringement. We settled this dispute in 2020 by licensing certain of our intellectual property rights to Gudeng. We continue to vigorously defend our patents and rights, which will cause us to incur costs. We may initiate other costly litigation against our competitors or other third parties in order to protect our intellectual property rights. We cannot predict how any existing or future litigation will be resolved or what impact it may have on us.
Our commercial success also depends, in part, on our ability to avoid infringing or misappropriating any patents or other proprietary rights of third parties. If we infringe or misappropriate a third party’s patent or other proprietary rights, we could be required to pay damages, alter our products or processes, obtain a license to continue use of a proprietary right or cease utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. If we are required to obtain a license, we may be unable to do so on commercially acceptable terms, or at all.
We may be subject to information technology system failures, network disruptions and breaches in data security, which could damage our reputation and adversely affect our financial condition, results of operations and cash flows, and new laws and regulations regarding data privacy may increase our costs.
We collect and store sensitive data, including our financial information, intellectual property, confidential information, proprietary business information and personally identifiable information of our employees and others, as well as similar information of our customers, suppliers and business partners. We maintain this information in our data centers, on our networks and on information technology, or IT, systems owned and maintained by third parties. The secure processing, maintenance and transmission of this information is critical to our operations. All IT systems are subject to disruption, breach or failure. Data breaches, including those sponsored by state actors, have become increasingly common in recent years. For example, during 2020 the United States government was hacked via third-party software applications by hackers suspected of being sponsored by a foreign intelligence agency. While we and our third-party providers have implemented network security procedures, virus protection software, intrusion prevention systems, access control, emergency recovery processes and internal control measures, we and they have experienced, and expect to continue to be subject to, cybersecurity threats and incidents ranging from employee error or misuse, to individual attempts to gain unauthorized access to systems, to sophisticated and targeted measures known as advanced persistent threats. Despite the precautions undertaken by us and our third-party providers, IT system failures, network disruptions and breaches of data security could cause disruption in our operations, issues with customer communication and order management, the unauthorized or unintentional disclosure of sensitive information, disruptions in our transaction processing or undermine the integrity of our disclosure controls and procedures and our internal control over financial reporting, which could affect our reputation, result in significant liabilities and expenses, adversely affect our ability to report our financial results in a timely manner and could have a material adverse effect on our financial condition, results of operations and cash flows. These risks may be further amplified by the increased reliance on remote access to IT systems by us and our customers, suppliers and other third parties with which we do business as a result of employees working remotely in response to the COVID-19 pandemic.
Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, add to the complexity of our compliance obligations, which increases our compliance costs. Although we have established internal controls and procedures intended to achieve compliance with such laws and regulations, a failure to fully comply could result in significant penalties.
Risks Related to Government Regulation
We are subject to a variety of environmental laws and regulations that could cause us to incur significant liabilities and expenses.
Failure to comply with the wide variety of federal, state, local and non-U.S. regulatory requirements relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of, and human exposure to, hazardous chemicals could result in future liabilities or the suspension of production or shipment. These requirements have tended to become stricter over time. For example, the Frank R. Lautenberg Chemical Safety for the 21st Century Act modified the Toxic Control Substances Act, or TSCA, by requiring the Environmental Protection Agency, or the EPA, to prioritize and evaluate the environmental and health risks of existing chemicals and provided the EPA with greater authority to regulate chemicals posing unreasonable risks. According to this statute, the EPA is required to make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can go into production. As a result, TSCA now operates in a similar fashion to the Registration, Evaluation, and Authorization of Chemicals, or REACH, legislation in Europe. Regulations similar to REACH have also been enacted in South Korea and Taiwan. These laws and regulations, among others, increase the complexity and costs of transporting our products from the country in which they are manufactured to our customers. Further changes to these and similar regulations could restrict our ability to expand, build or acquire new facilities, require us to acquire costly control equipment, cause us to incur expenses associated with remediation of contamination, cause us to modify our manufacturing or shipping processes or otherwise increase our cost of doing business and have a negative impact on our financial condition, results of operations and cash flows. In addition, the adoption of new laws, rules or regulations related to climate change poses risks that could harm our results of operations or affect the way we conduct our businesses. For example, new or modified regulations could require us to make substantial expenditures to enhance our environmental compliance efforts.
We are exposed to various risks from our regulatory environment.
We are subject to risks related to new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies in the countries where we operate; disagreements or disputes related to international trade; and the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to health and safety, export controls, financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials or customers, conflict minerals or other social responsibility legislation, employment practices, immigration or travel regulations and antitrust regulations, among others. Each of these laws, rules and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention, and may present risks to our business, including potential fines, restrictions on our actions and reputational damage if we do not fully comply. The volume of changes to such laws, rules and regulations may be especially significant in the United States over the next several quarters as the Biden administration implements its policies.
To maintain high standards of corporate governance and public disclosure, we intend to invest appropriate resources to comply with evolving standards. Changes in or ambiguous interpretations of laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with laws and regulations, our reputation, business, financial condition and/or results of operations could be adversely affected, we may be disqualified or barred from participating in certain activities and we may be forced to modify our operations to achieve full compliance.
Changes in taxation or adverse tax rulings could adversely affect our results of operations.
We operate in many foreign countries and are subject to taxation at various rates and audit by multiple taxing authorities. Our results of operations could be affected by tax audits, changes in tax rates, changes in laws and regulations governing the calculation, location and taxation of earned profit, changes in laws and regulations affecting our ability to realize deferred tax assets on our balance sheet and changes in laws and regulations relating to the repatriation of cash into the United States. Each quarter we forecast our tax liability based on our forecast of our performance for the year in each tax jurisdiction. If our performance forecast changes, our forecasted tax liability would also likely change, perhaps materially.
We have undertaken and expect to continue to undertake a number of complex internal reorganizations of our foreign subsidiaries in order to rationalize and streamline our foreign operations, focus our management efforts on certain local opportunities and take advantage of favorable business conditions in certain localities. These or any future reorganizations could result in adverse tax consequences in one or more jurisdictions, which could adversely impact our profitability from foreign operations and result in a material reduction in our results of operations.
Various other jurisdictions, including members of the Organization for Economic Cooperation and Development, are considering changes to their tax laws, including provisions intended to address base erosion and profit shifting by taxpayers. Any tax reform adopted in these or other countries may exacerbate the risks described above.
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness and may in the future incur substantially more debt, each of which could adversely affect our ability to obtain financing in the future and react to changes in our business.
As of December 31, 2020, we had an aggregate principal amount of $1,095.0 million of indebtedness outstanding, including our 4.625% senior unsecured notes due April 1, 2026 and our 4.375% senior unsecured notes due April 15, 2028, or collectively the Notes, and our senior secured term loan facility due 2025, or the Term Loan Facility. In addition, we have approximately $300 million of unutilized capacity under our senior secured revolving credit facility due 2023, or the Revolving Facility. We refer to the Term Loan Facility and the Revolving Facility as the Credit Facilities, and the credit agreement that governs the Credit Facilities as the Credit Agreement.
Further, we may incur significant additional secured and unsecured indebtedness in the future. Although the indentures governing the Notes, or the Indentures, and the Credit Agreement restrict our ability to incur additional indebtedness, the restrictions have a number of significant qualifications and exceptions. For example, the Credit Agreement provides that we can request additional loans and commitments up to the greater of $400 million or 100% of our EBITDA, as well as additional amounts if our secured net leverage ratio is less than a specified ratio. Further, these restrictions do not prevent us from incurring monetary obligations that do not constitute indebtedness. If we add new indebtedness and other monetary obligations to our current debt levels, the related risks that we now face would intensify.
Our debt could have important consequences, including:
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate purposes;
•requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes;
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•exposing us to increased interest expense for borrowings with variable interest rates, including borrowings under the Credit Facilities; and
•placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt having more favorable terms.
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
Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to implement any refinancing on commercially reasonable terms or at all and, even if successful, a refinancing may not allow us to meet our scheduled debt service obligations. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds of such dispositions, and we may be unable to consummate any dispositions or generate proceeds sufficient to meet our debt service obligations.
If we cannot make scheduled payments on our debt, holders of the Notes and lenders under the Credit Facilities could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Facility could terminate their commitments to advance further loans, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
The terms of the Credit Agreement may restrict our operations, particularly our ability to respond to changes or raise additional funds.
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
•alter the businesses we conduct; and
•merge or sell all or substantially all of our assets or incur a change of control in our capital stock ownership.
In addition, the restrictive covenants may, depending on the amount of revolving borrowings, unreimbursed letter of credit drawings and undrawn letters of credit, require us to maintain a secured net leverage ratio, which we may be unable to meet. Also, the Indentures contain limited covenants, such as a covenant restricting our ability and certain of our subsidiaries’ ability to incur certain debt secured by liens. Our failure to comply with these covenants could result in the acceleration of some or all of our indebtedness, which could lead to bankruptcy, reorganization or insolvency.
Risks Related to Owning our Common Stock
The price of our common stock has been and may remain volatile.
The price of our common stock has been volatile. In 2020, the closing price of our stock on The Nasdaq Global Select Market, or Nasdaq, ranged from a low of $39.03 to a high of $99.03, and, as in past years, the price of our common stock may show even greater volatility in the future. The trading price of our common stock is subject to significant volatility in response to numerous factors, many of which are beyond our control or may be unrelated to our operating results, including the following:
•the significant increase in volatility in the stock market in general as a result of the COVID-19 pandemic;
•any changes to our financial guidance, as well as potential decreased confidence in any guidance we do provide;

•changes in global economic conditions, including those resulting from trade tensions or the COVID-19 pandemic;
•the failure to meet the expectations of securities analysts, which may vary significantly from our actual results;
•changes in financial estimates by securities analysts;
•press releases or announcements by, or changes in market values of, comparable companies;
•high volatility in price and volume in the markets for high-technology stocks;
•the public perception of equity values of publicly traded companies;
•fluctuations in our results of operations; and
•the other risks and uncertainties described in this Annual Report on Form 10-K and in our other filings with the SEC.
Fluctuations in our results of operations could cause our stock price to decline significantly. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance. Future decreases in our stock price may adversely impact our ability to raise sufficient additional capital in the future, if needed.
There can be no assurance that we will continue to declare cash dividends or repurchase our shares in any particular amounts or at all.
Future payments of quarterly dividends and repurchases of shares of our common stock are subject to capital availability and periodic determinations by our board of directors that they are in the best interest of our stockholders and comply with all laws and applicable agreements. Future dividends and share repurchases may be affected by, among other factors, potential capital requirements in acquisitions and the funding of our research and development activities; legal risks; changes in federal and state income tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of domestic cash flow; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we may decide at any time to reduce, suspend or discontinue the payment of dividends or the repurchase of shares. A reduction, suspension or discontinuation of our dividend payments or share repurchases could have a negative effect on the price of our common stock.
Provisions in our charter documents and Delaware law may delay or prevent an acquisition of us, which could decrease the value of our shares.
Our certificate of incorporation, our by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include limitations on actions by written consent of our stockholders.
Our certificate of incorporation makes us subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits publicly held Delaware corporations from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could discourage parties from bidding for our shares of common stock and could, as a result, reduce the likelihood of an increase in the price of our common stock that would otherwise occur if a bidder sought to buy our common stock.
Our certificate of incorporation authorizes our board of directors to issue, without further stockholder approval, up to 5,000,000 shares of preferred stock in one or more series and to fix and designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights and liquidation preferences. The holders of any shares of preferred stock could have preferences over the holders of our common stock with respect to dividends and liquidation rights. Any issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control. Any issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock and could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could have the effect of decreasing the market price of our common stock.
Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 2. Properties.
Our principal executive offices are located in Billerica, Massachusetts. Information about our principal and certain other facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned	Reporting Segment
Bedford, Massachusetts	Research & Manufacturing	80,000	Owned	MC & SCEM
Billerica, Massachusetts(1)	Executive Offices, Research & Manufacturing	175,000	Leased	MC & SCEM
Burnet, Texas	Research & Manufacturing	86,000	Owned	SCEM
Chaska, Minnesota	Executive Offices, Research & Manufacturing	186,000	Owned	AMH
Colorado Springs, Colorado	Manufacturing	82,000	Owned	AMH
Danbury, Connecticut	Research & Manufacturing	73,000	Leased	SCEM
Decatur, Texas	Manufacturing	359,000	Owned	SCEM
Hsin-chu, Taiwan	Executive Offices, Sales Research & Manufacturing	146,330	Leased	MC, SCEM & AMH
JangAn, South Korea	Manufacturing	127,000	Owned	SCEM & AMH
Kulim, Malaysia	Manufacturing	195,000	Owned	SCEM & AMH
San Luis Obispo, California	Manufacturing	37,000	Owned	MC
San Luis Obispo, California	Manufacturing	34,000	Leased	MC
Suwon, South Korea	Executive Offices & Research	42,000	Leased	MC & SCEM
Yonezawa, Japan	Manufacturing	185,000	Owned	MC & AMH
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
Item 3. Legal Proceedings.
As of December 31, 2020, we were not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows. From time to time the Company may be a party to litigation involving claims against the Company arising in the ordinary course of our business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our financial statements.
For purposes of this disclosure, we have determined that legal proceedings that involve governmental authorities and that relate to environmental matters are not material to our business or financial condition in circumstances where we reasonably believe that such proceedings will result in either no monetary sanctions or potential monetary sanctions of less than $1.0 million, exclusive of interest and costs.
Item 4. Mine Safety Disclosures.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our Executive Officers, their ages and their offices, as of the date of this Annual Report on Form 10-K.

Name	Age	Office
Bertrand Loy	55	President & Chief Executive Officer
Gregory B. Graves	60	Executive Vice President, Chief Financial Officer & Treasurer
Todd Edlund	58	Executive Vice President & Chief Operating Officer
Sue Rice	62	Senior Vice President, Global Human Resources
Corey Rucci	61	Senior Vice President, Business Development
Jim O’Neill	56	Senior Vice President, Chief Technology Officer
Joe Colella	39	Senior Vice President, General Counsel & Secretary
Stuart Tison	57	Senior Vice President & General Manager, Specialty Chemicals and Engineered Materials
Clint Haris	48	Senior Vice President & General Manager, Microcontamination Control
William Shaner	53	Senior Vice President & General Manager, Advanced Materials Handling
Bruce W. Beckman	53	Senior Vice President, Finance
Michael D. Sauer	55	Vice President, Controller & Chief Accounting Officer
Bertrand Loy has been our Chief Executive Officer, President and a director since November 2012. From July 2008 to November 2012, he served as our Executive Vice President and Chief Operating Officer. From August 2005 until July 2008, he served as our Executive Vice President in charge of our information technology, global supply chain and manufacturing operations. He served as the Vice President and Chief Financial Officer of Mykrolis, a company spun out of Millipore Corporation, a life science products company, from January 2001 until August 2005. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore Corporation during 1999 and 2000, and previously served in various strategic planning, global supply chain and financial roles with Millipore and Sandoz Pharmaceuticals (now Novartis), a pharmaceutical company. He has served on the board of directors of Harvard Bioscience, Inc. (scientific equipment) since November 2014 and is now its lead independent director. Since July 2013, Mr. Loy has also been on the board of directors of SEMI, the global industry association representing the electronics manufacturing supply chain, and currently acts as the chairman of the association.
Gregory B. Graves has served as our Executive Vice President and Chief Financial Officer since July 2008. Prior to that, he served as Senior Vice President and Chief Financial Officer since April 2007. Prior to April 2007, he served as Senior Vice President, Strategic Planning & Business Development since the effectiveness of the merger with Mykrolis in August 2005. Mr. Graves served as the Chief Business Development Officer of Entegris Minnesota starting in September 2002 and from September 2003 until August 2004 he also served as Senior Vice President of Finance. Prior to joining Entegris Minnesota in September 2002, Mr. Graves held positions in investment banking and corporate development, including at U.S. Bancorp Piper Jaffray from June 1998 to August 2002 and at Dain Rauscher from October 1996 to May 1998. Mr. Graves has served as a director of Laird Superfood, Inc. (a plant-based food company) since September 2018, and was a member of the board of directors of Plug Power Inc. (an energy solutions provider) from May 2017 to June 2019.
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
Sue Rice has been our Senior Vice President of Global Human Resources since September 2017. Prior to that, Ms. Rice served as Senior Vice President and Chief Human Resources Officer for Thermo Fisher Scientific, a scientific equipment company, from 2013 to 2017, Region Vice President HR Asia Pacific & Emerging Markets from 2009 to 2013 and Group Vice President, HR Analytical Technologies Group from 2006 to 2009.  Prior to that, Ms. Rice held senior human resource positions with Fidelity Human Resources Services Company and Sherbrooke Associates.
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
Joe Colella has been our Senior Vice President, General Counsel and Secretary since April 2020. Previously, Mr. Colella served as our Vice President, Deputy General Counsel from December 2018 until April 2020, Assistant General Counsel from April 2018 until December 2018 and Senior Corporate Counsel from December 2013 until April 2018. Prior to joining Entegris, Mr. Colella served as an associate at an international law firm from 2007 until 2013.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Entegris’ common stock, $0.01 par value, trades on the Nasdaq Global Select Market under the symbol “ENTG”. As of January 29, 2021, there were 942 shareholders of record.
Dividend Policy
Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. The Company’s board of directors declared a cash dividend of $0.08 per share during the first, second, third and fourth quarters of 2020, which totaled $43.5 million.
On January 13, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.08 per share to be paid on February 17, 2021 to shareholders of record as of January 27, 2021.
Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. Furthermore, the credit agreement governing the Credit Facilities contains restrictions that may limit our ability to pay dividends.
Issuer Sales of Unregistered Securities During the Past Three Years
None.
Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2015 through December 31, 2020 with the cumulative total return of (1) The Nasdaq Composite Index, and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading on December 31, 2015 in Entegris, Inc. common stock, the Nasdaq Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

Comparison of Five-Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2020
800
600
400
200
0
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ended
Entegris, Inc.
NASDAQ Composite - Total Returns
Philadelphia Semiconductor Index

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Entegris, Inc.	$100.00	$134.89	$229.96	$212.54	$384.41	$741.34
Nasdaq Composite	100.00	108.87	141.14	137.13	187.45	271.64
Philadelphia Semiconductor Index	100.00	129.32	181.76	170.77	278.80	428.42
Issuer Purchases of Equity Securities

On December 14, 2020, the Company’s board of directors authorized a repurchase program, effective February 16, 2021, covering the repurchase of up to an aggregate of $125 million of the Company’s common stock during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This repurchase program will replace the existing repurchase program, which was originally approved in February 2020, and which will expire pursuant to its terms on February 15, 2021. The existing program has substantially the same terms.

The following table provides information concerning shares of the Company’s common stock, $0.01 par value, purchased during the three months ended December 31, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2020 - October 31, 2020	73,500	$78.83	73,500	$98,090,543
November 1, 2020 - November 28, 2020	49,000	$86.59	49,000	$93,847,721
November 29, 2020 - December 31, 2020	52,010	$95.42	52,010	$88,884,889
Total	174,510	$85.95	174,510	$88,884,889
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

Item 6. Selected Financial Data.
The table that follows presents selected financial data from the Company’s consolidated financial statements for each of the last five years and should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

(In thousands, except per share amounts)	Year ended December 31, 2020(1) (2)	Year ended December 31, 2019(3) (4) (5)	Year ended December 31, 2018(6) (7) (8) (9)	Year ended December 31, 2017	Year ended December 31, 2016
Operating Results
Net sales	$1,859,313	$1,591,006	$1,550,497	$1,342,532	$1,175,270
Gross profit	849,722	711,653	719,831	608,985	508,691
Selling, general and administrative expenses	265,128	284,807	246,534	216,194	201,901
Engineering, research and development expenses	136,057	121,140	118,456	106,951	106,991
Amortization of intangible assets	53,092	66,428	62,152	44,023	44,263
Operating income	395,445	239,278	292,689	241,817	155,536
Income before income taxes and equity in net loss of affiliate	354,287	318,049	254,432	184,731	119,999
Income tax expense	59,318	63,189	13,677	99,665	22,852
Net income	294,969	254,860	240,755	85,066	97,147
Per Share Data
Diluted earnings per share	$2.16	$1.87	$1.69	$0.59	$0.68
Cash dividends per share	$0.32	$0.30	$0.28	$0.07	$—
Weighted average shares outstanding – diluted	136,266	136,568	142,610	143,518	142,050
Operating Ratios – % of net sales
Gross profit	45.7%	44.7%	46.4%	45.4%	43.3%
Selling, general and administrative expenses	14.3	17.9	15.9	16.1	17.2
Engineering, research and development expenses	7.3	7.6	7.6	8.0	9.1
Amortization of intangible assets	2.9	4.2	4.0	3.3	3.8
Operating income	21.3	15.0	18.9	18.0	13.2
Income before income taxes and equity in net loss of affiliate	19.1	20.0	16.4	13.8	10.2
Effective tax rate	16.7	19.9	5.4	54.0	19.0
Net income	15.9	16.0	15.5	6.3	8.3
Cash Flow Statement Data
Depreciation and amortization	$136,522	$141,403	$127,268	$102,231	$99,886
Capital expenditures	131,752	112,355	110,153	93,597	65,260
Net cash provided by operating activities	446,674	382,298	312,576	293,373	207,555
Net cash used in investing activities	(243,326)	(385,840)	(485,944)	(112,455)	(66,686)
Net cash provided by (used in) financing activities	22,149	(126,820)	34,411	27,251	(81,747)
Balance Sheet and Other Data
Current assets	$1,234,257	$932,397	$1,029,338	$1,057,608	$800,131
Current liabilities	302,626	264,433	269,668	290,971	261,571
Working capital	931,631	667,964	759,670	766,637	538,560
Current ratio	4.08	3.53	3.82	3.63	3.06
Long-term debt, including current maturities	1,085,783	936,484	938,863	674,380	584,677
Shareholders’ equity	1,379,494	1,165,889	1,012,025	993,018	899,218
Total assets	2,917,696	2,516,086	2,317,641	1,976,172	1,699,532
Return on average shareholders’ equity – %	23.2%	23.4%	24.0%	9.0%	11.4%
Shares outstanding at end of year	134,946	134,728	135,977	141,283	141,320

1 In 2020, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. The Company repaid $251.0 million of outstanding borrowings under the Term Loan Facility during 2020. See note 8 to the Company’s consolidated financial statements for further information.
2 Global Measurement Technologies, Inc. and Sinmat have been included in our consolidated results of operations starting on the acquisition dates of July 10, 2020 and January 10, 2020, respectively.
3 Reflects the adoption of the new accounting standard in fiscal year 2019 related to leases. See note 10 to the Company’s consolidated financial statements for further information.
4 Hangzhou Anow Microfiltration Co., Ltd., MPD Chemicals and Digital Specialty Chemicals Limited have been included in our consolidated results of operations starting on the acquisition dates of September 17, 2019, July 15, 2019 and March 8, 2019, respectively.
5 In 2019, the Company received net proceeds of $122.0 million resulting from the termination of the merger agreement with Versum Materials, Inc., or Versum. See note 9 to the Company’s consolidated financial statements for further information
6 In 2018, the Company obtained a new $700.0 million senior secured credit facility. The Company used a portion of the proceeds to repay and terminate its previous credit facilities. See note 8 to the Company’s consolidated financial statements for further information.
7 Reflects the adoption of the new accounting standard in fiscal year 2018 related to revenue.
8 The SAES Pure Gas business and Particle Sizing Systems, LLC have been included in our consolidated results of operations starting on the acquisition dates of June 25, 2018 and January 22, 2018, respectively.
9 In 2018, our effective tax rate benefited from the reduction of the U.S. statutory federal tax rate and other provisions of the Tax Cuts and Jobs Act of 2017. In 2017, the Company’s effective tax rate increased due to the recognition of the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of the Company’s foreign subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read along with the consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in Item 1A, “Risk Factors” and the “Cautionary Statements” section of this Item 7 below. You should review Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Cautionary Statements
This Annual Report on Form 10-K and the portions of the Company’s Definitive Proxy Statement incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about the impact of the COVID-19 pandemic on the Company’s operations and markets; future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends and the impact of the COVID-19 pandemic on such trends; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on its business strategies, including with respect to the Company’s expansion of its manufacturing presence in Taiwan; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions the Company has made and commercial relationships the Company has established; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Annual Report on Form 10-K, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors and additional information described in this Annual Report on Form 10-K under the caption “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.
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
The Company is a leading supplier of advanced materials and process solutions for the semiconductor and other high-technology industries. Our mission is to help our customers improve their productivity, performance and technology by providing solutions for the most advanced manufacturing environments. We leverage our unique breadth of capabilities to create mission-critical microcontamination control products, specialty chemicals and advanced materials handling solutions that maximize manufacturing yields, reduce manufacturing costs and enable higher device performance for our customers.
Our customized materials solutions enable the highest levels of performance essential to the manufacture of semiconductors. As our customers introduce more complex architectures and search for new materials with better electrical and structural properties to improve the performance of their devices, they rely on Entegris as a trusted partner to address these challenges. We understand these challenges and have solutions to address them, such as our advanced deposition materials, implant gases, formulated cleaning chemistries and selective etch chemistries. Our customers also require greater end-to-end materials purity and integrity in their manufacturing process that, when combined with smaller dimensions and more complex architectures, can be challenging to achieve. To enable the use of new metals and the further miniaturization of chips, and to maximize yield and increase long-term device reliability, we provide products such as our advanced liquid and gas filtration and purification products that help to selectively remove new classes of contaminants throughout the semiconductor supply chain. In addition, to ensure purity levels are maintained across the entire supply chain, from bulk manufacturing, to transportation to and delivery through a fab, to application onto the wafer, we provide high-purity packaging and materials handling products.
Our business is organized and operated in three operating segments, which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials, or SCEM, segment provides high-performance and high-purity process chemistries, gases, and materials, and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes. The Microcontamination Control, or MC, segment offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling, or AMH, segment develops solutions to monitor, protect, transport, and deliver critical liquid chemistries, wafers and other substrates for a broad set of applications in the semiconductor industry, life sciences and other high-technology industries. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers, and strategic and technology roadmaps. With the technology, capabilities and complementary product portfolios from these three segments, we are uniquely positioned to collaborate across divisions to create new, co-optimized and increasingly integrated solutions for our customers. For example, our SCEM segment offers a highly selective nitride etch chemistry, our MC segment provides a liquid filter that is specifically matched to that formulation and our AMH segment ensures the integrity of the product as it is moved to and through the fab environment.
Key operating factors Key factors which management believes have the largest impact on the overall results of operations of the Company include:
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
Impact of COVID-19 on our Business
As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. In some cases, governmental re-opening plans have been delayed or reversed due to spikes in the number of infections in the local area. We continue to monitor the situation regarding the COVID-19 pandemic, which remains fluid and uncertain, and to proactively manage and adapt our responses in collaboration with our employees, customers and suppliers. However, we are unable to accurately predict the full impact that COVID-19 may have on our business, results of operations, financial condition, liquidity and cash flows, which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the actions to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines and how quickly and to what extent normal economic and operating conditions can resume.
Health and Safety
Commencing in the first quarter of 2020, we have taken, and continue to take, proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures, including social distancing protocols, encouraging employees who do not need to be physically present on the manufacturing floor or in a lab to perform their work to work from home, suspending non-essential travel, implementing temperature checks and other access controls at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to employees who are physically present at our facilities. We expect to continue to implement these measures until the COVID-19 pandemic is adequately contained, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. We expect that the pandemic may abate at different times in different regions, and accordingly our health and safety protocols may vary across regions.
Operations

We have important manufacturing operations in the United States, Japan, Korea, China, Malaysia, and Taiwan, all of which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns have generally excluded certain essential services, and those essential services have commonly included critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, suppliers and other third parties with which we do business. For example, in March 2020 the government of Malaysia issued an order that significantly reduced the number of employees who could be physically present to operate our Malaysian plant, which temporarily reduced the productivity of that plant. The government of Malaysia issued a similar order restricting movement throughout that country in January 2021, which has not impacted our operations as of the date of this filing but may do so in the future. Our Malaysian plant is operating at full capacity as of the date of this filing. In addition to reduced productivity, constraints and limits imposed on our operations may slow or diminish our research and development and customer qualification activities. During 2020, we experienced brief interruptions in operations at our sites in Hangzhou, China, San Luis Obispo, California and Bedford, Massachusetts and so far during 2021 we have experienced minor interruptions in operations at our site in San Luis Obispo, California and a brief construction delay to an expansion of our facility in Toronto, Canada. While governmental measures may be modified, extended or reimposed, we expect that, absent a significant surge in infections in the relevant local area or within our workforce or those of our suppliers, our manufacturing and research and development facilities will remain operational, largely at or near full capacity. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from employees who are required to be on-site to perform their jobs. We do not currently expect that our operations will be materially adversely affected by significant absenteeism. In addition, we have incurred incremental employee compensation related to the COVID-19 pandemic. For example, since April 2020, we have awarded certain of our employees who are required to physically report to a manufacturing facility in order to perform their jobs during the COVID-19 crisis with a special appreciation bonus for their efforts in sustaining our production continuity.
Supply
We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations in light of government-ordered restrictions, shelter-in-place mandates and outbreaks of infection within their workforces. As the pandemic continues, our suppliers may face challenges in maintaining their level of supply as a result of these or other factors. For example, as a result of the COVID-19 pandemic, during the first half of 2020, one of our critical valve suppliers was shut down and was unable to supply us with valves for certain of our gas purification products. In this instance we were able to procure this critical part from a second, pre-qualified source. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and thus require us to increase our safety stocks of certain raw materials or components, adversely affecting our operations. To mitigate the risk of potential supply interruptions from the COVID-19 pandemic, during 2020 and into 2021, we chose to increase certain inventory levels, causing us to hold more inventory than we might have otherwise maintained. We may decide to take similar actions going forward, which may result in increased charges for excess or obsolete inventory, which would have the effect of reducing our profitability. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have resulted, in certain instances, in higher costs and delays, both on obtaining materials and shipping finished goods to customers. If these restrictions and disruptions continue, they could harm our profitability, make our products less competitive or cause our customers to seek alternative suppliers.
Demand
The COVID-19 pandemic has significantly increased economic and demand uncertainty. During 2020, we saw strong demand from leading-edge customers associated with end-uses in servers and other data center applications. We believe that a portion of the orders that we received in 2020 may have been a result of customers increasing their inventory to reduce their exposure to risks of future supply disruptions, which could offset demand for our products in the future. We anticipate that the pandemic will continue to contribute to the current global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely affected.
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

We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the semiconductor industry. Based on our analysis, we believe our existing balances of domestic cash and cash equivalents, which totaled $268.1 million as of December 31, 2020, and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts that COVID-19 may have on our financial condition, results of operations or cash flows in the future. See Item 1A, “Risk Factors,” for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.”
Overall Summary of Financial Results for the Year Ended December 31, 2020
Total net sales for 2020 were $1,859.3 million up $268.2 million, or 17%, from sales of $1,591.1 million for 2019.
Total net sales increased primarily as a result of an increase in overall demand for the Company’s products from semiconductor industry customers, particularly in the sale of liquid filtration, advanced deposition materials and other areas of increasing importance to our customers. Total net sales also reflected net sales associated with acquisitions of $43.1 million and favorable foreign currency translation effects of $8.0 million.
The Company’s gross profit increased by $138.1 million for 2020 to $849.7 million, up from $711.7 million for the year ended December 31, 2019. Accordingly, the Company reported a 45.7% gross margin rate compared to 44.7% in 2019. The increases in gross profit and gross margin reflect higher factory utilization associated with stronger sales levels and a favorable sales mix.
The Company’s selling, general and administrative, or SG&A, expenses decreased in 2020 by $19.7 million, mainly reflecting lower deal costs and costs of integration activities, partially offset by higher employee costs.
The Company’s engineering, research and development, or ER&D, expenses increased in 2020 by $14.9 million, mainly reflecting higher employee costs.
As a result of the aforementioned and other factors discussed below, net income for 2020 was $295.0 million, or $2.16 per diluted share, compared to net income of $254.9 million, or $1.87 per diluted share, in 2019.
On January 10, 2020, the Company acquired Sinmat, a chemical mechanical planarization slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Materials segment of the Company. The total purchase price of the acquisition was $75.6 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s consolidated financial statements.
On July 10, 2020, the Company acquired Global Measurement Technologies Inc., an analytical instrument provider for critical processes in semiconductor production, and its manufacturing partner Clean Room Plastics, Inc. (together, GMTI), for a purchase price of $36.3 million in cash. GMTI will report into the Advanced Materials Handling segment of the Company. The transaction is described in further detail in note 3 to the Company’s consolidated financial statements.
During 2020, the Company’s operating activities provided cash flow of $446.7 million. Cash, cash equivalents and short-term investments were $580.9 million at December 31, 2020 compared with $351.9 million at December 31, 2019. The Company had long-term borrowings, including current maturities, of $1,085.8 million at December 31, 2020 compared with $936.5 million at December 31, 2019.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to long-lived assets (property, plant and equipment, and identified intangible assets), goodwill, income taxes and business combinations. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. If management made different judgments or utilized different estimates, this could result in material differences in the amount and timing of the Company’s results of operations for any period. In addition, actual results could be different from the Company’s current estimates, possibly resulting in increased future charges to earnings.

The critical accounting policies that are most significantly affected by estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements are discussed below.
Business Acquisitions
The Company accounts for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items the Company typically obtains assistance from a third-party valuation firm.
There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, the Company normally utilizes the “income method.” This method starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Depending on the asset valued, the key assumptions included one or more of the following: (1) future revenue growth rates, (2) future gross margin, (3) future selling, general and administrative expense, (4) royalty rates, and (5) discount rates.
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
Results of Operations
Year ended December 31, 2020 compared to year ended December 31, 2019
The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for 2020 and 2019.

(Dollars in thousands)	2020		2019
		% of net sales		% of net sales
Net sales	$1,859,313	100.0%	$1,591,066	100.0%
Cost of sales	1,009,591	54.3	879,413	55.3
Gross profit	849,722	45.7	711,653	44.7
Selling, general and administrative expenses	265,128	14.3	284,807	17.9
Engineering, research and development expenses	136,057	7.3	121,140	7.6
Amortization of intangible assets	53,092	2.9	66,428	4.2
Operating income	395,445	21.3	239,278	15.0
Interest expense	48,600	2.6	46,962	3.0
Interest income	(786)	—	(4,652)	(0.3)
Other income, net	(6,656)	(0.4)	(121,081)	(7.6)
Income before income taxes	354,287	19.1	318,049	20.0
Income tax expense	59,318	3.2	63,189	4.0
Net income	$294,969	15.9	$254,860	16.0
Net sales For 2020, net sales were $1,859.3 million, up $268.2 million, or 17%, from sales for 2019. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in 2019	$1,591,066
Increase associated with volume, pricing and mix	217,106
Increase associated with acquired businesses	43,092
Increase associated with effect of foreign currency translation	8,049
Net sales in 2020	$1,859,313

The Company’s net sales reflected an increase in overall demand for the Company’s products from semiconductor industry customers, particularly in the sale of liquid filtration, advanced deposition materials and other areas of increasing importance to our customers. Total net sales also reflected net sales associated with acquisitions of $43.1 million favorable foreign currency translation effects of $8.0 million, mainly due to the strengthening of the Japanese yen and Taiwanese dollar relative to the U.S. dollar.

Sales percentage on a geographic basis for 2020 and 2019 and the percentage increase (decrease) in sales for 2020 compared to sales for 2019 were as follows:

	Year ended
	December 31, 2020	December 31, 2019	Percentage increase (decrease) in sales
North America	25%	24%	22%
Taiwan	20%	19%	20%
South Korea	15%	15%	12%
Japan	13%	13%	18%
China	13%	13%	15%
Europe	8%	8%	17%
Southeast Asia	5%	7%	(1)%

The increase in sales for North America and Taiwan was primarily driven by a general increase in demand for products in all three of the Company’s segments. The increase in sales from South Korea relates to higher sales of Advanced Materials Handling products of 10% and Specialty Chemicals and Engineered Materials products of 5%. The increase in sales from Japan relates to higher sales of Microcontamination Control products of 10% and Specialty Chemicals and Engineered Materials products of 8%. The increase in sales for China was primarily driven by a general increase in demand for products in all three of the Company’s segments and additional sales attributable to the acquisition of Anow in the third quarter of 2019. The increase in sales from Europe primarily relates to higher sales of Microcontamination Control products.
Demand drivers for the Company’s business primarily consist of semiconductor fab utilization and production (unit-driven) as well as capital spending for new or upgraded semiconductor fabrication equipment and facilities (capital-driven). The Company analyzes sales of its products by these two key drivers. Sales of unit-driven products represented 70% of total sales and sales of capital-driven products represented 30% of total sales in both 2020 and 2019.
Gross profit Gross profit for 2020 increased by $138.1 million to $849.7 million, an increase of 19% from $711.7 million for 2019. The gross margin rate for 2020 was 45.7% versus 44.7% for 2019. The increases in gross profit and gross margin reflect higher factory utilization associated with stronger sales levels and a favorable sales mix. The gross profit and gross margin figures include an incremental cost of sales charge of $0.6 million and $7.5 million, associated with the sale of inventory acquired in recent business acquisitions for 2020 and 2019, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. SG&A expenses for 2020 decreased $19.7 million, or 7%, to $265.1 million from $284.8 million in 2019. SG&A expenses, as a percent of net sales, decreased to 14.3% from 17.9% a year earlier, reflecting primarily the decrease in deal and integration costs.
An analysis of the factors underlying the decrease in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in 2019	$284,807
Deal costs	(23,588)
Integration costs	(5,412)
Employee costs	8,530
Donation costs	1,990
Other decreases, net	(1,199)
Selling, general and administrative expenses in 2020	$265,128

Deal and transaction costs were $23.6 million lower in 2020 compared to the prior year, mainly due to the deal costs associated with the terminated Versum transaction.
Engineering, research and development expenses
Engineering, research and development expenses consist of expenses for the support of current product lines and the development of new products and manufacturing technologies. These expenses were $136.1 million in 2020 and $121.1 million in 2019. ER&D expenses as a percent of net sales decreased to 7.3% from 7.6% a year earlier, reflecting the increase in sales, partially offset by higher employee costs.
An analysis of the factors underlying the increase ER&D is presented in the following table:

(In thousands)
Engineering, research and development expense in 2019	$121,140
Employee costs	11,135
Project related costs	2,387
Depreciation	1,861
Other decreases, net	(466)
Engineering, research and development expense in 2020	$136,057
The Company’s overall ER&D efforts will continue to focus on developing and improving its technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications, and the Company often works directly with its customers to address their particular needs. The Company expects ER&D costs to stay relatively stable as a percentage of net sales.
Amortization of intangible assets Amortization of intangible assets was $53.1 million in 2020 compared to $66.4 million for 2019. The decrease primarily reflects the elimination of amortization expense of $21.1 million for identifiable intangible assets acquired in acquisitions that became fully amortized in previous periods, partially offset by additional amortization expense of $8.2 million associated with recent acquisitions as discussed in note 3 to the consolidated financial statements.
Interest expense Interest expense was $48.6 million in 2020 and $47.0 million in 2019. Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. The increase primarily reflects higher average debt levels in 2020, partially offset by the absence of a $1.6 million charge in 2019 related to the adjustment of the fair value of the fixed deferred payment owed to the sellers with respect to the Company’s acquisition of DSC, for which the Company entered into a settlement agreement in 2019 to accelerate a fixed deferred payment of $16.1 million. The Company adjusted the fair value of the fixed deferred payment from its fair value to the stated value resulting in the additional aforementioned charge.
Interest income Interest income was $0.8 million in 2020 and $4.7 million in 2019. The decrease reflects lower average interest rates.
Other income, net Other income, net, was $6.7 million in 2020 compared to other income, net, of $121.1 million in 2019.
In 2020, other income, net consisted mainly of foreign currency transaction gains of $9.8 million, partially offset by loss on debt extinguishment costs of $2.4 million associated with payments on the Term Loan Facility.
In 2019, other income, net consisted mainly of net proceeds received of $122.0 million resulting from the termination of the merger agreement with Versum (see note 9 to the Company’s consolidated financial statements).
Income tax expense The Company recorded income tax expense of $59.3 million in 2020 compared to income tax expense of $63.2 million in 2019. The Company’s effective tax rate was 16.7% in 2020 compared to an effective tax rate of 19.9% in 2019.
The decrease in the effective tax rate in 2020 from 2019 is primarily due to an increase in discrete benefits related to share-based compensation of $8.8 million and lower accrued withholding taxes on foreign earnings. Additionally, the benefit related to the federal R&D tax credit increased by $1.5 million. These decreases were partially offset by a valuation allowance on federal foreign tax credit carryforwards of $6.2 million. The 2019 tax rate included a discrete tax charge of $9.4 million related to the reversal of the dividend received deduction benefit recorded in 2018. This discrete charge was recorded based on the issuance of final regulations during the second quarter of 2019 and did not recur in 2020. The discrete charge was partially offset by a benefit of $5.3 million recorded in the third quarter of 2019 based on the filing of the federal tax return. Additionally, in the second quarter of 2019, the Company received a termination fee from Versum based on the termination of the merger agreement between the Company and Versum. As a result of the termination fee, the Company released a valuation allowance on federal capital loss carryforwards and recorded a discrete benefit of $2.9 million, which did not recur in 2020.

Net income Net income was $295.0 million, or $2.16 per diluted share, in 2020 compared to net income of $254.9 million, or $1.87 per diluted share, in 2019. The increase reflects the Company’s aforementioned operating results described in greater detail above.
Non-GAAP Financial Measures Information The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See “Non-GAAP Information” included below in this section for additional detail, including the reconciliation of the Company’s non-GAAP measures to the most directly comparable GAAP measures.
The Company’s non-GAAP financial measures include adjusted EBITDA and adjusted operating income, together with related percentage changes, and non-GAAP earnings per share, or EPS.
Adjusted EBITDA increased to $542.5 million in 2020, compared to $436.8 million in 2019. Adjusted EBITDA as a percent of net sales was 29.2% in 2020 compared to 27.5% in 2019. Adjusted operating income increased 27% to $459.0 million in 2020, compared to $361.8 million in 2019. Adjusted operating income as a percent of net sales was 24.7% in 2020 compared to 22.7% in 2019. Non-GAAP EPS increased 32% to $2.54 in 2020, compared to $1.93 in 2019. The increases in the adjusted EBITDA and adjusted operating income as a percentage of net sales reflects the increase in sales and gross profit.
Segment Analysis
The Company reports its financial performance based on three reporting segments. See note 16 to the consolidated financial statements for additional information on the Company’s three segments.
The following table and discussion concern the results of operations of the Company’s three reportable segments for the years ended December 31, 2020 and 2019.

(In thousands)	2020	2019
Specialty Chemicals and Engineered Materials
Net sales	$609,532	$526,519
Segment profit	127,969	98,327
Microcontamination Control
Net sales	$742,186	$633,664
Segment profit	248,910	194,398
Advanced Materials Handling
Net sales	$538,682	$458,290
Segment profit	111,028	75,173

Unallocated general and administrative expenses	$39,370	$62,192
Specialty Chemicals and Engineered Materials (SCEM)
For 2020, SCEM net sales increased to $609.5 million, up 16% from $526.5 million in 2019. The sales increase was due to increased sales of advanced deposition materials, cleaning chemistries and advanced coatings, as well as additional sales of $25.6 million attributable to the acquisitions of Digital Specialty Chemicals Limited in the first quarter of 2019, MPD in the third quarter of 2019 and Sinmat in the first quarter of 2020.
SCEM reported a segment profit of $128.0 million for 2020, up 30% compared to a $98.3 million segment profit in 2019. The increase in the SCEM’s profit in 2020 was primarily due to higher sales levels and a $4.6 million reduction in cost of sales charges associated with the sale of inventory acquired in recent business acquisitions, partially offset by higher operating expenses by 6% mainly due to recent acquisitions and higher employee costs.
Microcontamination Control (MC)
For 2020, MC net sales increased to $742.2 million, up 17% from $633.7 million in 2019. The sales increase was due to improved sales of liquid filtration and gas filtration products, as well as additional sales of $11.0 million attributable to the acquisition of Anow in the third quarter of 2019, partially offset by decreased sales from bulk gas purification products.
MC reported a segment profit of $248.9 million for 2020, up 28% compared to a $194.4 million segment profit in 2019. The increase in MC’s profit in 2020 was primarily due to higher gross profit related to the increased sales volume and favorable product mix and a $2.6 million reduction in cost of sales charges associated with the sale of inventory acquired in recent business acquisitions, partially offset by higher operating expenses of 10%, primarily due to higher compensations costs and the recent acquisition of Anow.
Advanced Materials Handling (AMH)
For 2020, AMH net sales increased 18% to $538.7 million from $458.3 million in 2019. This increase was mainly due to increased sales of high purity liquid containers, wafer handling products, fluid handling products and sensing and control products, as well as additional sales of $6.5 million attributable to the acquisition of GMTI in the third quarter of 2020.
AMH reported a segment profit of $111.0 million for 2020, up 48% compared to a $75.2 million segment profit in 2019. The increase in AMH’s profit in 2020 was primarily due to higher sales volume, favorable product mix and a 2% decrease in operating expenses, primarily due to lower spending and restructuring initiatives from the previous year.
Unallocated general and administrative expenses
Unallocated general and administrative expenses for 2020 totaled $39.4 million compared to $62.2 million for 2019. The $22.8 million decrease mainly reflects the decrease in deal and integration costs of $29.0 million noted in the discussion of SG&A above, offset partially by increased employee costs of $2.5 million, professional fees of $1.7 million and donation costs of $2.0 million.
Results of Operations
Year ended December 31, 2019 compared to year ended December 31, 2018
The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for December 31, 2019 and 2018.

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
Net sales For 2019, net sales were $1,591.1 million, up $40.6 million, or 3%, from sales for 2018. An analysis of the factors underlying the increase in net sales is presented in the following table:

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
Sales percentage on a geographic basis for 2019 and 2018 and the percentage increase (decrease) in sales for 2019 compared to the sales for 2018 were as follows:

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
Gross profit Gross profit for 2019 decreased by $8.2 million, to $711.7 million, a decrease of 1% from $719.8 million for 2018. The gross margin rate for 2019 was 44.7% versus 46.4% for 2018. The gross profit and gross margin decrease reflects lower factory utilization associated with weaker sales levels and an unfavorable sales mix. The gross profit and gross margin figures include an incremental cost of sales charge of $7.5 million and $6.9 million, respectively, associated with the sale of inventory acquired in recent business acquisitions for 2019 and 2018 and $1.3 million and $0.5 million of restructuring charges for 2019 and 2018, respectively. Excluding those charges, the Company’s gross profit and gross margin for 2019 and 2018 were $720.5 million and $727.2 million, respectively, and 45.3% and 46.9%, respectively.
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
Interest expense Interest expense was $47.0 million and $34.1 million in 2019 and 2018, respectively. Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. The increase primarily reflects higher average debt levels in 2019 and a $1.6 million charge related the adjustment of the fair value of the fixed deferred payment owed to the sellers of its DSC acquisition. The Company entered into a settlement agreement to accelerate a fixed deferred payment of $16.1 million to no later than March 8, 2020. The Company adjusted the fair value of the fixed deferred payment from its fair value to the stated value resulting in the additional aforementioned charge.
Interest income Interest income was $4.7 million and $3.8 million in 2019 and 2018, respectively. The increase reflects higher average U.S. cash levels earning a higher rate of interest.
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
The increase in the effective tax rate in 2019 from 2018 reflects several factors. The increase in the effective tax rate is primarily due to a $25.1 million benefit related to foreign tax credit generation and a $9.4 million benefit related to a dividends received deduction based on restructuring to simplify the legal entity structure in 2018 which did not recur in 2019. Additionally, the tax rate in 2019 includes a discrete tax charge of $9.4 million related to the reversal of the dividend received deduction benefit recorded in 2018. This discrete charge was recorded based on the issuance of final regulations during the second quarter of 2019. The discrete charge was partially offset by a benefit of $5.3 million recorded in the third quarter of 2019 based on the filing of the federal tax return. Additionally, in the second quarter 2019, the Company received a termination fee from Versum based on the termination of the Versum Merger Agreement. As a result of the termination fee, the Company released a valuation allowance on federal capital loss carryforwards and recorded a discrete benefit of $2.9 million.
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
Specialty Chemicals and Engineered Materials (SCEM)
For 2019, SCEM net sales decreased to $526.5 million, down 1%, from $530.2 million in the comparable period last year. The sales decrease was mainly due to decreased sales of specialty materials, specialty gases and surface prep and integration products, partially offset by $10.9 million of sales from the acquisition of DSC in 2019, $16.7 million sales from the acquisition of MPD in the third quarter of 2019 and improved sales from advanced deposition products.
SCEM reported a segment profit of $98.3 million for 2019, down 23%, compared to a $127.1 million segment profit in the year-ago period. The decrease in the SCEM’s profit in 2019 was primarily due to decreased sales, an incremental cost of sales charge of $6.9 million associated with the sale of inventory acquired in recent business acquisitions, unfavorable product mix and higher operating expenses of 3% mainly due to higher employee costs and R&D spending.
Microcontamination Control (MC)
For 2019, MC net sales increased to $633.7 million, up 14%, from $553.8 million in the comparable period last year. The sales increase was due to the acquisition of SPG in the second quarter of 2018, which contributed an additional $61.3 million of sales, $5.1 million of sales from the acquisition of Anow in the third quarter of 2019, and improved sales from liquid chemistry filters for wet, etch and clean applications and photolithography products, partially offset by weakened sales from gas microcontamination products.
MC reported a segment profit of $194.4 million for 2019, up 17%, compared to a $166.9 million segment profit in the year-ago period. The increase in MC’s profit in 2019 reflects increased sales, partially offset by higher operating expenses of 8%, primarily due to higher employee costs, increased R&D spending and SPG operating infrastructure.

Advanced Materials Handling (AMH)
For 2019, AMH net sales decreased 7% to $458.3 million, from $493.4 million in 2018. This decrease was mainly due to decreased sales of fluid handling products, liquid packaging and dispense products, wafer and reticle handling products and wafer shipping products.
AMH reported a segment profit of $75.2 million for 2019, down 19% compared to a $92.3 million segment profit in the year-ago period. The decrease in the AMH’s profit in 2019 was primarily due to lower sales.
Unallocated general and administrative expenses
Unallocated general and administrative expenses for 2019 totaled $62.2 million compared to $31.4 million for 2018. The $30.8 million increase mainly reflects the deal and integration costs of $27.7 million in the discussion of SG&A above.

Quarterly Results of Operations
The following table presents selected data from the Company’s consolidated statements of operations for the eight quarters ended December 31, 2020. This unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. All adjustments that management considers necessary for the fair presentation of the unaudited information have been included in the quarters presented.
QUARTERLY STATEMENTS OF OPERATIONS DATA

	2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(In thousands)
Net sales	$391,047	$378,874	$394,147	$426,998	$412,327	$448,405	$480,987	$517,594
Gross profit	177,393	166,274	170,350	197,636	185,478	207,372	226,000	230,872
Selling, general and administrative expenses	82,254	64,150	71,232	67,171	58,891	66,872	71,195	68,170
Engineering, research and development expenses	28,991	30,624	31,173	30,352	29,632	32,572	36,295	37,558
Amortization of intangible assets	18,657	16,591	15,152	16,028	16,211	13,216	11,749	11,916
Operating income	47,491	54,909	52,793	84,085	80,744	94,712	106,761	113,228
Net income	32,658	123,997	40,767	57,438	61,006	68,036	79,303	86,624

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Percent of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	45.4	43.9	43.2	46.3	45.0	46.2	47.0	44.6
Selling, general and administrative expenses	21.0	16.9	18.1	15.7	14.3	14.9	14.8	13.2
Engineering, research and development expenses	7.4	8.1	7.9	7.1	7.2	7.3	7.5	7.3
Amortization of intangible assets	4.8	4.4	3.8	3.8	3.9	2.9	2.4	2.3
Operating income	12.1	14.5	13.4	19.7	19.6	21.1	22.2	21.9
Net income	8.4	32.7	10.3	13.5	14.8	15.2	16.5	16.7
The Company’s quarterly results of operations have been, and will likely continue to be, subject to significant fluctuations due to a myriad of factors, many of which are beyond the Company’s control. The variability in sales and its corresponding effect on gross profit are generally the most important factors underlying the changes in the Company’s operating income and net income over the past eight quarters.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	December 31, 2020	December 31, 2019
Cash and cash equivalents	$580,893	$351,911
Working capital	931,631	667,964
Total debt	1,085,783	936,484
The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company’s future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as our issuance of $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028 and related repayments under the Revolving Facility and Term Loan Facility will help us to manage our business through the pandemic as we expect it to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the semiconductor industry. Based on our analysis, we believe our existing balances of domestic cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. As the opportunity arises, we may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. In recent quarters, we have not experienced difficulty accessing the capital and credit markets;
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
In summary, our cash flows for each period were as follows:

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net cash provided by operating activities	$446,674	$382,298	$312,576
Net cash used in investing activities	(243,326)	(385,840)	(485,944)
Net cash provided by (used in) financing activities	22,149	(126,820)	34,411
Increase (decrease) in cash and cash equivalents	$228,982	$(130,151)	$(143,346)
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Compared to 2019, the $64.4 million increase in cash provided by operating activities in 2020 was primarily due to higher net income and changes in working capital. Changes in working capital for 2020 were driven by higher trade accounts receivables and notes receivable and inventory, offset by higher accounts payable and other accrued liabilities and income taxes. The change for trade accounts receivables and notes receivable was primarily due to increased sales activity compared to the prior year. The change for inventory is due to an increase in raw material purchases to mitigate potential supply chain issues related to COVID-19 and increased business activity. The change in accounts payable and accrued liabilities is primarily due to higher accrued bonuses in 2020 compared to 2019. The change for taxes was primarily driven by lower tax payments compared to the prior year.
Compared to 2018, the $69.7 million increase in cash provided by operating activities in 2019 was primarily due to higher net income, depreciation and changes in working capital. Depreciation expense increased due to higher levels of capital spending in prior years. Changes in working capital for 2019 were driven by income taxes and inventories, offset by accounts payable and other accrued liabilities. The change for taxes was primarily the result in 2018 tax credits that were utilized against a one time toll charge accrual recorded in 2017. The change for inventory is due to lower production activity in 2019 compared to 2018. The decrease in accounts payable and accrued liabilities is due to lower accrued bonuses in 2019 and lower payables due to timing of payments.
Investing activities
Investing cash flows consist primarily of capital expenditures, cash used for acquisitions and proceeds from sales of property and equipment.
The decrease in cash used in investing activities in 2020 compared to 2019 was primarily due to lower cash paid for acquisitions. This was partially offset by increased acquisitions of property, plant and equipment.
The decrease in cash used in investing activities in 2019 compared to 2018 was primarily due to lower cash paid on acquisitions. This was partially offset by increased acquisitions of property, plant and equipment and lower proceeds from sales of property, plant and equipment.
Acquisition of property and equipment totaled $131.8 million in 2020, which primarily reflected investments in equipment and tooling, compared to $112.4 million in 2019, which primarily reflected investments in equipment and tooling. Capital expenditures in 2020 generally reflected more normalized capital spending levels. The Company expects its capital expenditures in 2021 to be approximately $200.0 million for growth capacity investments. Of this amount approximately $40.0 million will be spent for the first stage of a three to five year, $200.0 million investment in our new facility in Taiwan. This new facility will ultimately support all three of our divisions.
In 2020, the Company acquired Sinmat and GMTI. The cash used to acquire Sinmat and GMTI was $111.9 million, net of cash acquired. The transactions are described in further detail in note 3 to the Company’s consolidated financial statements.
In 2019, the Company acquired DSC, MPD and Anow. The cash used to acquire DSC, MPD and Anow was $277.4 million, net of cash acquired. The transactions are described in further detail in note 3 to the Company’s consolidated financial statements.

Financing activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
In 2020, there was $22.1 million of cash provided by financing activities compared to $126.8 million cash used in financing activities in 2019. The change was primarily due to net long-term debt activity, which was a source of cash of $149.0 million in 2020 compared to a use of cash of $4.0 million in 2019, and a $35.8 million decrease of repurchases of the Company’s common stock, partially offset by a $16.1 million deferred acquisition payment related to our DSC acquisition, a $16.1 million increase in cash used to pay taxes for net share settlements of equity awards and a $4.0 million increase in payments for debt issuance costs. During 2020, we repurchased $44.6 million of common stock under our authorized common stock repurchase program, compared to $80.3 million in 2019. Our total dividend payments were $43.2 million in 2020 compared to $40.6 million in 2019. We have paid a cash dividend in each of the past 13 quarters. On January 13, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on February 17, 2021 to stockholders of record on January 27, 2021.
In 2019, there was $126.8 million of cash used in financing activities compared to $34.4 million cash provided by financing activities in 2018. The change was primarily due to net long-term debt activity, which was a use of cash of $4.0 million in 2019 compared to a source of cash of $266.2 million in 2018, primarily offset by decreased repurchases of common stock.
During 2019, we repurchased $80.3 million of our common stock under our authorized common stock repurchase program, compared to $173.8 million in 2018. Our total dividend payments were $40.6 million in 2019 compared to $39.6 million in 2018.
Other Liquidity and Capital Resources Considerations
On April 30, 2020, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. The Company paid debt issuance costs of $4.0 million in connection with the issuance of the notes during 2020. The transaction is described in further detail in note 8 to the Company’s consolidated financial statements.
The Company’s Term Loan Facility matures on November 6, 2025 and bears an interest rate of 2.15% at December 31, 2020. During 2020, the Company made payments of $251.0 million on the Term Loan Facility and had losses on debt extinguishment of $2.4 million. As of December 31, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $145.0 million.
The Company’s Revolving Facility provides for lending commitments in an aggregate principal amount of up to $300.0 million maturing on November 6, 2023. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or LIBOR plus, in each case, an applicable margin. At December 31, 2020, there was no balance outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
As of December 31, 2020, we also had $550 million aggregate principal amount of 4.625% senior unsecured notes due February 10, 2026 outstanding.
Through December 31, 2020, the Company was in compliance with all applicable financial covenants included in the terms of its credit facilities.
The Company also has lines of credit with one bank that provides for borrowings of Japanese yen for the Company’s Japanese subsidiary equivalent to an aggregate of approximately $9.7 million. There were no outstanding borrowings under these lines of credit at December 31, 2020.
As of December 31, 2020, the Company’s sources of available funds were its cash and cash equivalents of $580.9 million, funds available under the Revolving Facility and international credit facilities and cash flows generated from operations. As of December 31, 2020, the amount of cash and cash equivalents held in certain of our foreign operations totaled approximately $312.8 million. We have accrued taxes on any earnings that are not indefinitely reinvested. We estimate that no material withholding taxes would be incurred if any indefinitely reinvested earnings were distributed.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
Recently adopted accounting pronouncements Refer to note 1 to the Company’s consolidated financial statements for a discussion of accounting pronouncements implemented in 2020. Other than the adoption of ASU 2016-13, Financial

Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, there were no recently issued accounting pronouncements adopted in 2020.
Recently issued accounting pronouncements Refer to note 1 of the Company’s consolidated financial statements for a discussion of accounting pronouncements recently issued but not yet adopted.
Contractual Obligations
The following table summarizes the maturities of the Company’s significant financial obligations as of December 31, 2020:

(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt(1)	$1,095,000	$—	$—	$—	$—	$145,000	$950,000
Interest(2)	273,651	46,050	46,050	46,050	46,050	45,791	43,660
Pension obligations	6,236	41	121	214	356	350	5,154
Capital purchase obligations(3)	45,242	45,242	—	—	—	—	—
Supply purchase obligations(4)	15,079	9,706	2,973	800	800	800	—
Operating leases	62,157	12,365	8,571	6,851	5,752	4,876	23,742
Total	$1,497,365	$113,404	$57,715	$53,915	$52,958	$196,817	$1,022,556

Unrecognized tax benefits(5)

1 Debt obligations are classified based on their stated maturity date, regardless of their classification on the Company’s consolidated balance sheets.
2 Interest projections on both variable and fixed rate long-term debt are based on interest rates effective as of December 31, 2020 and do not include $9.2 million for net unamortized discounts and debt issuance costs.
3 Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2020, as the Company had not yet received the related goods or taken title to the property.
4 Supply purchase obligations represent commitments, including take-or-pay contracts, that are not presented as capital purchase commitments above.
5 The Company had $17.4 million of total gross unrecognized tax benefits at December 31, 2020. The timing of any payments associated with these unrecognized tax benefits will depend on a number of factors. Accordingly, the Company cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities and are not included in the table above.

Non-GAAP Information The Company’s consolidated financial statements are prepared in conformity with GAAP.
The Company also provides certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. These non-GAAP financial measures include adjusted EBITDA and adjusted operating income, together with related measures thereof, and non-GAAP earnings per share, as well as certain other supplemental non-GAAP financial measures included in the discussion of the Company’s financial results.
Adjusted EBITDA, a non-GAAP financial measure, is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other (income) expense, net, (5) charge for fair value write-up of acquired inventory sold, (6) deal costs, (7) integration costs, (8) severance and restructuring costs, (9) loss on sale of subsidiary, (10) amortization of intangible assets and (11) depreciation. Adjusted operating income, another non-GAAP financial measure, is defined by the Company as adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby adjusted EBITDA and adjusted operating income are each divided by the Company’s net sales to derive adjusted EBITDA margin and adjusted operating margin, respectively.
Non-GAAP EPS, a non-GAAP financial measure, is defined by the Company as net income before (1) charge for fair value write-up of acquired inventory sold, (2) deal costs, (3) integration costs, (4) severance and restructuring costs, (5) loss on debt extinguishment and modification, (6) Versum termination fee, net, (7) loss on sale of subsidiary, (8) amortization of intangible assets, (9) the tax effect of those adjustments to net income and discrete tax items, (10) the tax effect of legal entity restructuring and (11) the tax effect of the Tax Cuts and Jobs Act, divided by diluted weighted average shares outstanding.
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
The reconciliation of GAAP measures to adjusted operating income and adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 are presented below:

In thousands	2020	2019	2018
Net sales	$1,859,313	$1,591,066	$1,550,497
Net income	$294,969	$254,860	$240,755
Net income - as a % of net sales	15.9%	16.0%	15.5%
Adjustments to net income
Income tax expense	59,318	63,189	13,677
Interest expense	48,600	46,962	34,094
Interest income	(786)	(4,652)	(3,839)
Other (income) expense, net	(6,656)	(121,081)	8,002
GAAP – Operating income	395,445	239,278	292,689
Operating margin - as a % of net sales	21.3%	15.0%	18.9%
Charge for fair value write-up of acquired inventory sold	590	7,544	6,868
Deal costs	2,576	26,164	5,121
Integration costs	2,963	9,932	3,237
Severance and restructuring costs	4,364	12,494	460
Loss on sale of subsidiary	—	—	466
Amortization of intangible assets	53,092	66,428	62,152
Adjusted operating income	459,030	361,840	370,993
Adjusted operating margin	24.7%	22.7%	23.9%
Depreciation	83,430	74,975	65,116
Adjusted EBITDA	$542,460	$436,815	$436,109
Adjusted EBITDA – as a % of net sales	29.2%	27.5%	28.1%

The reconciliation of GAAP measures to non-GAAP earnings per share for the years ended December 31, 2020, 2019 and 2018 are presented below:

In thousands, except per share data	2020	2019	2018
Net income	$294,969	$254,860	$240,755
Adjustments to net income:
Charge for fair value write-up of acquired inventory sold	590	7,544	6,868
Deal costs	2,576	26,575	5,121
Integration costs	2,963	9,932	3,237
Severance and restructuring costs	4,364	12,494	460
Loss on debt extinguishment and modification	2,378	1,980	2,319
Versum termination fee, net	—	(122,000)	—
Loss on sale of subsidiary	—	—	466
Amortization of intangible assets	53,092	66,428	62,152
Tax effect of adjustments to net income and discrete tax items (1)	(15,197)	(3,124)	(17,812)
Tax effect of legal entity restructuring	—	9,398	(34,478)
Tax effect of Tax Cuts and Jobs Act	—	—	683
Non-GAAP net income	$345,735	$264,087	$269,771
Diluted earnings per common share	$2.16	$1.87	$1.69
Effect of adjustments to net income	$0.37	$0.07	$0.20
Diluted non-GAAP earnings per common share	$2.54	$1.93	$1.89
1The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.
Item 7A. Quantitative and Qualitative Disclosure About Market Risks.
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash and cash equivalents and variable rate debt are subject to interest rate fluctuations. The Company’s cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $3.4 million and $0.3 million annually for the years ended December 31, 2020 and 2019, respectively.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign currency exchange rates. Approximately 23.6% and 22.6% of the Company’s sales during 2020 and 2019 were denominated in the South Korean Won, New Taiwan Dollar, Chinese Renmibi, Canadian Dollar, Malaysian Ringgit, Singapore Dollar, Euro, Israeli Shekel and the Japanese Yen. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the years ended December 31, 2020 and 2019 revenue would be negatively impacted by approximately $43.8 million and $36.0 million, respectively.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2020 and 2019, the Company had no net exposure to any foreign currency forward contracts.
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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company acquired Sinmat and GMTI on January 10, 2020 and July 10, 2020, respectively. Neither of Sinmat or GMTI is significant to the Company’s financial statements. Management’s evaluation of disclosure controls and procedures excluded consideration of those disclosure controls and procedures subsumed within internal control over financial reporting for Sinmat and GMTI. Sinmat and GMTI had total assets of approximately $163 million at December 31, 2020 and net sales of approximately $15 million in 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

The Company acquired Sinmat and GMTI on January 10, 2020 and July 10, 2020, respectively. The Company is continuing to integrate Sinmat and GMTI into its internal control over financial reporting, and management’s evaluation of the effectiveness of the Company’s internal control over financial reporting excluded Sinmat and GMTI.

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
Opinion on Internal Control Over Financial Reporting
We have audited Entegris, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 5, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Sinmat and Global Measurement Technologies, Inc. during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Sinmat’s and Global Measurement Technologies, Inc.’s internal control over financial reporting associated with total assets of $163 million and total revenues of $15 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sinmat and Global Measurement Technologies, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s December 31, 2020 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 5, 2021
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item 10 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders, which is currently scheduled to be held on April 29, 2021, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.
Information called for by this item with respect our executive officers is set forth under “Information About Our Executive Officers” in Part I of this report.
In 2005, our Board of Directors adopted a code of business ethics, The Entegris, Inc. Code of Business Ethics, applicable to all of our executives, directors and employees, as well as a set of corporate governance guidelines, which have been updated from time to time. The Entegris, Inc. Code of Business Ethics, the Corporate Governance Guidelines and the charters for our Audit & Finance Committee, Governance & Nominating Committee and our Management Development & Compensation Committee all appear on our website at http://www.Entegris.com under “Investor Relations - Corporate Governance”. The Entegris, Inc. Code of Business Ethics, Corporate Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting our Assistant Secretary through our corporate headquarters. The Company intends to comply with the requirements of Item 5.05 of Form 8-K with respect to any amendment to or waiver of the provisions of the Entegris, Inc. Code of Business Ethics applicable to the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller by posting notice of any such amendment or waiver at the same location on our website.
Item 11. Executive Compensation.
The information required by this Item 11 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 29, 2021, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans:
As of December 31, 2020, our equity compensation plan information is as follows:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (3)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,504,344	$33.39	10,540,662
Equity compensation plans not approved by security holders	—	—	—
Total	2,504,344	$33.39	10,540,662

(1)The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(2)These shares are available for future issuance under the 2020 Stock Plan in the form of stock options, restricted stock units, performance shares and other stock awards in accordance with the terms of the 2020 Stock Plan.
(3)Includes 1,549,534 shares remaining available for future issuance as of December 31, 2020 under the Company’s Employee Stock Purchase Plan.
The other information required by this Item 12 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 29, 2021, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 29, 2021, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 29, 2021, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as a part of this report:
1.Financial Statements. The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report are incorporated by reference herein.
2.Exhibits.
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
Exhibit 4.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2020
(4)	Description of Capital Stock	Exhibit 4.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)
Credit and Guaranty Agreement dated as of November 6, 2018, among Entegris, Inc., as borrower, certain subsidiaries of Entegris, Inc., as guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent
Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2018
(10)
Amendment No. 1 to Credit and Guaranty Agreement, dated as of February 8, 2019, among Entegris, Inc., as borrower, each lender party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent
Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2019
(10)
Amendment No. 2 to Credit and Guaranty Agreement, dated as of October 31, 2019, among Entegris, Inc., as borrower, the other credit parties party thereto, the lenders party thereto, the issuing banks party thereto, Goldman Sachs Bank USA, as the predecessor agent, and Morgan Stanley Senior Funding, Inc., as the successor agent.
Exhibit 10.5 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)
Amendment No. 3 to Credit and Guaranty Agreement, dated as of May 20, 2020, among Entegris, Inc., as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent
Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 27, 2020
(10)	Pledge and Security Agreement dated as of November 6, 2018, among Entegris, Inc., as borrower, the guarantors party thereto and Goldman Sachs Bank USA, as collateral agent	Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2018
(10)
Amendment No. 1 to Pledge and Security Agreement, dated as of October 31, 2019, among Entegris, Inc., as borrower, the other credit parties party thereto, Goldman Sachs Bank USA, as the predecessor agent, and Morgan Stanley Senior Funding, Inc., as the successor agent
Exhibit 10.6 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020

(10)	Entegris, Inc. – 2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 3, 2010
(10)	Entegris, Inc. 2020 Stock Plan*	Annex 1 to the Entegris, Inc. Schedule 14A proxy statement for its 2020 Annual Meeting of Stockholders (No. 001-32598), as filed with the Securities and Exchange Commission on March 18, 2020
(10)	Entegris, Inc. Outside Directors’ Stock Option Plan*	Exhibit 10.2 to Entegris, Inc. Registration Statement on Form S-1 (No. 333-33668)
(10)	Entegris, Inc. Amended and Restated Employee Stock Purchase Plan*	Exhibit 4.1 to Entegris, Inc. Registration Statement on Form S-8 (No. 333-211444)
(10)	Second Amended and Restated Entegris Incentive Plan*	Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017
(10)	Entegris, Inc. 2007 Deferred Compensation Plan*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form10-Q for the fiscal period ended June 30, 2007
(10)	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(10)	Amendment to Amended and Restated SERP*	Exhibit 10.15 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009
(10)	Lease Agreement, dated April 1, 2002 between Nortel Networks HPOCS Inc. and Mykrolis Corporation, relating to Executive office, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Mykrolis Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(10)	Amendment of Lease between Entegris, Inc. and KBS Rivertech, LLC dated April 1, 2012	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012
(10)	Second Amendment of Lease, dated March 8, 2016, between Entegris, Inc. and KBS Rivertech, LLC	Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2016
(10)	Fluoropolymer Purchase and Sale Agreement, by and between E.I. Du Pont De Nemours and Company and the Registrant, dated January 1, 2011, as amended	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the quarter ended April 2, 2011
(10)	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and Directors	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
(10)
Form of Revised Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers executed in 2015 (other than those executive officers who executed the form previously filed)*
Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016
(10)	Entegris, Inc. 2014 Stock Option Grant Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015
(10)	Entegris, Inc. 2015 Stock Option Grant Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016

(10)	Entegris, Inc. 2016 Stock Option Grant Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017
(10)	Entegris, Inc. 2017 RSU Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2018
(10)	Entegris, Inc. 2017 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2018
(10)	Entegris, Inc. 2018 Performance Share Award Agreement*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019
(10)	Entegris, Inc. 2018 RSU Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019
(10)	Entegris, Inc. 2018 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019
(10)	Entegris, Inc. 2019 Performance Share Award Agreement*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Entegris, Inc. 2019 RSU Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Entegris, Inc. 2019 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Entegris, Inc. 2020 Performance Share Award Agreement (under 2010 Stock Plan)*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended March 28, 2020
(10)	Entegris, Inc. 2020 RSU Award Agreement (under 2010 Stock Plan)*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended March 28, 2020
(10)	Entegris, Inc. 2020 Stock Option Grant Agreement (under 2010 Stock Plan)*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended March 28, 2020
(10)	Executive Employment Agreement, effective November 28, 2012, between the Registrant and Bertrand Loy*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	Amendment No. 1, dated April 26, 2013, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
(10)	Amendment No. 2, dated February 5, 2020, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Severance Protection Agreement, dated May 13, 2011 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011

(10)	Amendment No. 1, dated as of February 23, 2016, to the Severance Protection Agreement by and between Entegris, Inc, and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016
(10)	Separation Agreement and Release, dated as of August 27, 2019, by and between the Company and Gregory Marshall*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 24, 2019
 * A “management contract or compensatory plan”

B. The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:
Reg. S-K
Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Entegris, Inc. 2020 RSU Award Agreement (under 2020 Stock Plan)*
(10)	10.2	Entegris, Inc. 2021 Performance Share Award Agreement*
(10)	10.3	Entegris, Inc. 2021 RSU Award Agreement*
(10)	10.4	Entegris, Inc. 2021 Stock Option Grant Agreement*
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(104)	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*  A “management contract or compensatory plan”
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: February 5, 2021	By	/s/ BERTRAND LOY
Bertrand Loy
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ BERTRAND LOY	President, Chief Executive Officer and Director (Principal executive officer)	February 5, 2021
Bertrand Loy

/s/ GREGORY B. GRAVES	Executive Vice President, Chief Financial Officer & Treasurer (Principal financial officer)	February 5, 2021
Gregory B. Graves

/s/ MICHAEL D. SAUER	Vice President, Controller & Chief Accounting Officer (Principal accounting officer)	February 5, 2021
Michael D. Sauer

PAUL L.H. OLSON*	Director, Chairman of the Board	February 5, 2021
Paul L.H. Olson

MICHAEL A. BRADLEY*	Director	February 5, 2021
Michael A. Bradley

R. NICHOLAS BURNS*	Director	February 5, 2021
R. Nicholas Burns

JAMES F. GENTILCORE*	Director	February 5, 2021
James F. Gentilcore

JAMES P. LEDERER*	Director	February 5, 2021
James P. Lederer

AZITA SALEKI-GERHARDT*	Director	February 5, 2021
Azita Saleki-Gerhardt

BRIAN F. SULLIVAN*	Director	February 5, 2021
Brian F. Sullivan

*By	/s/ Gregory B. Graves
Gregory B. Graves, Attorney-in-fact

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Entegris, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of acquired customer relationships
As discussed in Note 3 to the consolidated financial statements, the Company accounts for acquired businesses using the acquisition method of accounting by recording assets and liabilities acquired at their respective fair values. During 2020, the Company acquired Sinmat for a total purchase price of $75.6 million, net of cash acquired, and the Company recorded an intangible asset for customer relationships of $33.9 million.
We identified the assessment of the fair value of acquired customer relationships as a critical audit matter. The key assumptions included: (1) future revenue growth rate, (2) future operating margin, and (3) discount rate. Testing the key assumptions underlying the estimate of the fair value of the customer relationships acquired involved a high degree of subjectivity.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition process. This included controls over the development of the key assumptions. We evaluated the reasonableness of the Company’s selected future revenue growth rate and future operating margin by comparing those assumptions to the historical results of Sinmat and analyst reports about the Company, its peer companies, and the industry. We involved valuation specialists with specialized skills and knowledge who assisted in evaluating the Company’s discount rate by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate. We performed sensitivity analyses over the key assumptions to assess the impact of change in those assumptions on the Company’s determination of fair value.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1966.

Minneapolis, Minnesota
February 5, 2021

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$580,893	$351,911
Trade accounts and notes receivable, net	264,392	234,409
Inventories, net	323,944	287,098
Deferred tax charges and refundable income taxes	21,136	24,552
Other current assets	43,892	34,427
Total current assets	1,234,257	932,397
Property, plant and equipment, net	525,367	479,544
Other assets:
Right-of-use assets	45,924	50,160
Goodwill	748,037	695,044
Intangible assets, net	337,632	333,952
Deferred tax assets and other noncurrent tax assets	14,519	11,245
Other noncurrent assets	11,960	13,744
Total assets	$2,917,696	$2,516,086
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt, current maturities	$—	$4,000
Accounts payable	81,618	84,207
Accrued payroll and related benefits	94,364	62,340
Other accrued liabilities	82,648	87,778
Income taxes payable	43,996	26,108
Total current liabilities	302,626	264,433
Long-term debt, excluding current maturities	1,085,783	932,484
Pension benefit obligations and other liabilities	36,457	37,867
Deferred tax liabilities and other noncurrent tax liabilities	73,606	71,586
Long-term lease liabilities	39,730	43,827
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of December 31, 2020: 135,148,774 and 134,946,374, respectively; issued and outstanding shares as of December 31, 2019: 134,929,768 and 134,727,368, respectively	1,351	1,349
Treasury stock, common, at cost: 202,400 shares held as of December 31, 2020 and December 31, 2019	(7,112)	(7,112)
Additional paid-in capital	844,850	842,784
Retained earnings	577,833	366,127
Accumulated other comprehensive loss	(37,428)	(37,259)
Total equity	1,379,494	1,165,889
Total liabilities and equity	$2,917,696	$2,516,086
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net sales	$1,859,313	$1,591,066	$1,550,497
Cost of sales	1,009,591	879,413	830,666
Gross profit	849,722	711,653	719,831
Selling, general and administrative expenses	265,128	284,807	246,534
Engineering, research and development expenses	136,057	121,140	118,456
Amortization of intangible assets	53,092	66,428	62,152
Operating income	395,445	239,278	292,689
Interest expense	48,600	46,962	34,094
Interest income	(786)	(4,652)	(3,839)
Other (income) expense, net	(6,656)	(121,081)	8,002
Income before income tax expense	354,287	318,049	254,432
Income tax expense	59,318	63,189	13,677
Net income	$294,969	$254,860	$240,755

Basic net income per common share	$2.19	$1.89	$1.71
Diluted net income per common share	$2.16	$1.87	$1.69

Weighted average shares outstanding
Basic	134,837	135,137	141,026
Diluted	136,266	136,568	142,610

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net income	$294,969	$254,860	$240,755
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(120)	(3,692)	(10,183)
Pension liability adjustments, net	(49)	69	59
Other comprehensive loss	(169)	(3,623)	(10,124)
Comprehensive income	$294,800	$251,237	$230,631
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2017	141,283	$1,413	—	$—	$867,699	$147,418	$(22,593)	$(919)	$993,018
Shares issued under stock plans	1,120	11	—	—	(9,120)	—	—	—	(9,109)
Share-based compensation expense	—	—	—	—	17,112	—	—	—	17,112
Repurchase and retirement of common stock	(6,224)	(62)	202	(7,112)	(38,066)	(134,075)			(179,315)
Dividends declared ($0.28 per share)	—	—	—	—	33	(39,755)	—	—	(39,722)
Pension liability adjustment	—	—	—	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	—	—	(10,183)	—	(10,183)
Cumulative effect of change in accounting principle	—	—	—	—	—	(590)	—	—	(590)
Net income	—	—	—	—	—	240,755	—	—	240,755
Balance at December 31, 2018	136,179	1,362	202	(7,112)	837,658	213,753	(32,776)	(860)	1,012,025
Shares issued under stock plans	877	9	—	—	(1,440)	—	—	—	(1,431)
Share-based compensation expense	—	—	—	—	19,629	—	—	—	19,629
Repurchase and retirement of common stock	(2,126)	(22)	—	—	(13,084)	(61,681)			(74,787)
Dividends declared ($0.30 per share)	—	—	—	—	21	(40,805)	—	—	(40,784)
Pension liability adjustment	—	—	—	—	—	—	—	69	69
Foreign currency translation	—	—	—	—	—	—	(3,692)	—	(3,692)
Net income	—	—	—	—	—	254,860	—	—	254,860
Balance at December 31, 2019	134,930	1,349	202	(7,112)	842,784	366,127	(36,468)	(791)	1,165,889
Shares issued under stock plans	997	10	—	—	(16,072)	—	—	—	(16,062)
Share-based compensation expense	—	—	—	—	22,920	—	—	—	22,920
Repurchase and retirement of common stock	(778)	(8)	—	—	(4,820)	(39,735)	—		(44,563)
Dividends declared ($0.32 per share)	—	—	—	—	38	(43,528)	—	—	(43,490)
Pension liability adjustment	—	—	—	—	—	—	—	(49)	(49)
Foreign currency translation	—	—	—	—	—	—	(120)	—	(120)
Net income	—	—	—	—	—	294,969	—	—	294,969
Balance at December 31, 2020	135,149	$1,351	202	$(7,112)	$844,850	$577,833	$(36,588)	$(840)	$1,379,494

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Operating activities:
Net income	$294,969	$254,860	$240,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,430	74,975	65,116
Amortization	53,092	66,428	62,152
Share-based compensation expense	22,920	19,629	17,112
Provision for deferred income taxes	(7,250)	(14,008)	(11,876)
Charge for excess and obsolete inventory	15,387	11,433	4,496
Amortization of debt issuance costs	2,191	2,330	1,834
Loss on extinguishment of debt	2,378	—	2,429
Other	(1,101)	9,788	9,948
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	(27,461)	(3,164)	(17,473)
Inventories	(50,772)	(21,354)	(38,100)
Accounts payable and other accrued liabilities	40,162	(22,647)	19,950
Other current assets	(11,952)	7,784	(13,677)
Income taxes payable, refundable income taxes and noncurrent taxes payable	28,490	(3,494)	(30,381)
Other	2,191	(262)	291
Net cash provided by operating activities	446,674	382,298	312,576
Investing activities:
Acquisition of property and equipment	(131,752)	(112,355)	(110,153)
Acquisition of business, net of cash acquired	(111,912)	(277,369)	(380,694)
Other	338	3,884	4,903
Net cash used in investing activities	(243,326)	(385,840)	(485,944)
Financing activities:
Proceeds from short-term borrowings	217,000	—	—
Payments of short-term borrowings	(217,000)	—	—
Proceeds from long-term debt	400,000	—	402,000
Payments of long-term debt	(251,000)	(4,000)	(135,850)
Payments for debt issuance costs	(3,964)	—	(7,400)
Payments for dividends	(43,245)	(40,566)	(39,591)
Issuance of common stock from employee stock plans	8,738	7,291	5,577
Taxes paid related to net share settlement of equity awards	(24,800)	(8,722)	(14,686)
Repurchase and retirement of common stock	(44,563)	(80,321)	(173,781)
Deferred acquisition payment	(16,125)	—	—
Other	(2,892)	(502)	(1,858)
Net cash provided by (used in) financing activities	22,149	(126,820)	34,411
Effect of exchange rate changes on cash and cash equivalents	3,485	211	(4,389)
Increase (decrease) in cash and cash equivalents	228,982	(130,151)	(143,346)
Cash and cash equivalents at beginning of year	351,911	482,062	625,408
Cash and cash equivalents at end of year	$580,893	$351,911	$482,062

See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Non-cash transactions:
Contingent consideration obligation	$—	$686	$—
Deferred acquisition payments, net	1,482	19,848	—
Equipment purchases in accounts payable	11,921	11,285	17,624
Repurchase and retirement of common stock to be settled	—	—	5,534
Changes in dividends payable	245	349	131
Schedule of interest and income taxes paid:
Interest paid	$42,575	$41,711	$26,248
Income taxes, net of refunds received	37,228	77,970	54,415

See the accompanying notes to consolidated financial statements

ENTEGRIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations Entegris, Inc. (Entegris or the Company) is a leading supplier of advanced materials and process solutions for the semiconductor and other high-technology industries.
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
Cash and Cash Equivalents Cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost and approximate fair value.
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
Property, Plant and Equipment Property, plant and equipment are carried at cost and are depreciated on the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred, while significant additions and improvements are capitalized. Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable based on estimated future undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the net book value and the estimated fair value of the asset(s).
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those instruments.
The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $1,126.6 million at December 31, 2020 compared to the carrying amount of long-term debt, including current maturities, of $1,085.8 million at December 31, 2020.
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
Engineering, Research and Development Expenses Engineering, research and development expenses are expensed as incurred.
Share-based Compensation The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Share-based compensation expense is recognized using the straight-line attribution method to recognize share-based compensation over the service period of the award, with adjustments recorded for forfeitures as they occur.
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
Recent Accounting Pronouncements Adopted in 2020 In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that replaced the current “incurred loss” model and generally will result in the earlier recognition of allowances for losses. The Company adopted this new guidance in the first quarter of fiscal 2020. The adoption of ASU 2016-13 did not impact the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Company adopted this guidance in 2020. The adoption of ASU 2018-14 did not impact the consolidated financial statements.
Recent Accounting Pronouncements Yet to be Adopted
The Company currently has no material recent accounting pronouncements yet to be adopted.
(2) REVENUES
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
Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from advance payments received on sales of the Company’s products. The Company makes the required disclosures with respect to deferred revenue below.
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

(In thousands)	December 31, 2020	December 31, 2019
Contract liabilities - current	$13,852	$13,022
Significant changes in the contract liabilities balances during the period are as follows:

(In thousands)	2020
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(11,018)
Increases due to cash received, excluding amounts recognized as revenue during the period	11,848

(3)    ACQUISITIONS
Global Measurement Technologies, Inc.
On July 10, 2020, the Company acquired Global Measurement Technologies, Inc. (“GMTI”), an analytical instrument provider for critical processes in semiconductor production, and its manufacturing partner Clean Room Plastics, Inc. GMTI reports into the Advanced Materials Handling segment of the Company. The acquisition was accounted for under the acquisition method of accounting, and GMTI’s results of operations are included in the Company’s consolidated financial statements as of and since July 10, 2020. Costs associated with the acquisition of GMTI were $1.0 million for the year ended December 31, 2020 and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s consolidated statement of operations. The acquisition does not constitute a material business combination.
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
Sinmat
On January 10, 2020, the Company acquired Sinmat, Inc. (“Sinmat”), a chemical mechanical polishing slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting and Sinmat’s results of operations are included in the Company’s consolidated financial statements as of and since January 10, 2020. Costs associated with the acquisition of Sinmat were $0.7 million for year ended December 31, 2020 and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s consolidated statement of operations. The acquisition does not constitute a material business combination.
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
The purchase price for Anow is $72.8 million, net of cash acquired. The purchase price includes (1) cash consideration of $73.0 million, or $69.3 million net of cash acquired, which was funded from the Company’s existing cash on hand and (2) a $3.5 million deferred payment due to the seller upon the exercise of either the Company’s option to purchase the remaining shares of Anow or the seller’s option to require the Company to purchase such remaining shares.
The purchase price of Anow exceeds the net of the acquisition-date fair value of the identifiable assets acquired and the liabilities assumed by $49.5 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be non-deductible for income tax purposes.
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
MPD Chemicals
On July 15, 2019, the Company acquired MPD Chemicals (“MPD”), a provider of advanced materials to the specialty chemical, technology, and life sciences industries. MPD reports into the Specialty Chemicals and Engineered Material segment of the Company. The acquisition was accounted for under the acquisition method of accounting and MPD’s results of operations are included in the Company’s consolidated financial statements as of and since July 15, 2019. Costs associated with the acquisition of MPD were $4.0 million for the year ended December 31, 2019 and were expensed as incurred. The acquisition does not constitute a material business combination.
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
During the quarter ended June 27, 2020, the Company finalized its fair value determination of the assets acquired and liabilities assumed. The following table summarizes the provisional and final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and adjusted as of June 27, 2020, respectively:

(In thousands):	As of July 15, 2019	As of June 27, 2020
Trade accounts and note receivable, net	$3,575	$3,575
Inventories, net	21,899	8,689
Other current assets	318	313
Property, plant and equipment	14,571	11,465
Identifiable intangible assets	74,900	79,390
Right-of-use assets	3,677	3,621
Accounts payable and accrued liabilities	(2,440)	(1,874)
Short-term lease liabilities	(144)	(88)
Long-term lease liabilities	(4,016)	(4,016)
Other noncurrent liabilities	(1,416)	(1,416)
Net assets acquired	110,924	99,659
Goodwill	51,457	63,246
Total purchase price, net of cash acquired	$162,381	$162,905

The Company recognized the following finite-lived intangible assets as part of the acquisition of MPD:

(In thousands)	Amount	Weighted average life in years
Developed technology	$12,750	11.0
Trademarks and trade names	620	2.0
Customer relationships	66,020	17.0
	$79,390	16.0

(4)    TRADE ACCOUNTS AND NOTES RECEIVABLE
Trade accounts and notes receivable from customers at December 31, 2020 and 2019 consist of the following:

(In thousands)	2020	2019
Accounts receivable	$264,771	$233,274
Notes receivable	2,005	2,280
Total trade accounts and notes receivable	266,776	235,554
Less allowance for doubtful accounts	2,384	1,145
Trade accounts and notes receivable, net	$264,392	$234,409

(5)    INVENTORIES
Inventories at December 31, 2020 and 2019 consist of the following:

(In thousands)	2020	2019
Raw materials	$97,319	$92,849
Work-in-process	32,316	30,856
Finished goods (a)	194,309	163,393
Inventories, net	$323,944	$287,098
(a) Includes consignment inventories held by customers of $13.0 million and $13.6 million at December 31, 2020 and 2019, respectively.

(6)    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2020 and 2019 consists of the following:

(In thousands)	2020	2019	Estimated useful lives in years
Land	$23,901	$27,184
Buildings and improvements	238,586	220,563	5-35
Manufacturing equipment	365,511	350,664	5-10
Canisters and cylinders	120,113	107,108	3-12
Molds	76,283	75,482	3-5
Office furniture and equipment	165,950	157,770	3-8
Construction in progress	109,280	63,197
Total property, plant and equipment	1,099,624	1,001,968
Less accumulated depreciation	574,257	522,424
Property, plant and equipment, net	$525,367	$479,544
The table below sets forth the depreciation expense for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Depreciation expense	$83,430	$74,975	$65,116

(7)    GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, Specialty Chemicals and Engineered Materials (“SCEM”), Microcontamination Control (“MC”) and Advanced Materials Handling (“AMH”), for the years ended December 31, 2020 and 2019 is shown below:

(In thousands)	SCEM	MC	AMH	Total
December 31, 2018	$301,423	$191,708	$57,071	$550,202
Addition due to acquisitions	98,410	47,711	—	146,121
Purchase accounting adjustments	—	451	—	451
Foreign currency translation	(1,881)	151	—	(1,730)
December 31, 2019	397,952	240,021	57,071	695,044
Addition due to acquisitions	31,751	—	16,099	47,850
Purchase accounting adjustments	1,276	1,769	—	3,045
Foreign currency translation	(3,266)	5,364	—	2,098
December 31, 2020	$427,713	$247,154	$73,170	$748,037
As of December 31, 2020, goodwill amounted to approximately $748.0 million, an increase of $53.0 million from the balance at December 31, 2019. The increase in goodwill in 2020 reflects the acquisition of GMTI and Sinmat described in note 3 with additional increases as a result of purchase accounting adjustments related to Anow and foreign currency translation. The increase in goodwill in 2019 reflects the acquisition of Digital Specialty Chemicals Limited, MPD, and Anow described in note 3 partially offset by the decrease resulting from foreign currency translation.
Identifiable intangible assets at December 31, 2020 and 2019 consist of the following:

2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	$283,272	$221,651	$61,621	7.1
Trademarks and trade names	30,100	18,374	11,726	10.1
Customer relationships	449,659	193,313	256,346	12.2
Other	20,396	12,457	7,939	6.6
	$783,427	$445,795	$337,632	10.1

2019
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	$272,334	$204,689	$67,645	7.1
Trademarks and trade names	29,106	16,326	12,780	10.1
Customer relationships	405,537	161,551	243,986	11.8
Other	36,303	26,762	9,541	4.1
	$743,280	$409,328	$333,952	9.7
The table below sets forth the amortization expense for the years ended December 31, 2020, 2019, and 2018:

(In thousands)	2020	2019	2018
Amortization expense	$53,092	$66,428	$62,152
The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company’s consolidated balance sheets is estimated to be the following at December 31, 2020:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Future amortization expense	$48,535	47,724	47,035	33,933	31,335	129,070	$337,632

(8) DEBT
Long-term debt at December 31, 2020 and 2019 consists of the following:

(In thousands)	2020	2019
Senior unsecured notes due 2028	$400,000	$—
Senior secured term loan facility due 2025	145,000	396,000
Senior unsecured notes due 2026	550,000	550,000
	1,095,000	946,000
Unamortized discount and debt issuance costs	9,217	9,516
Total long-term debt	1,085,783	936,484
Less current maturities of long-term debt	—	4,000
Long-term debt less current maturities	$1,085,783	$932,484
Annual maturities of long-term debt, excluding unamortized discount and issuance costs, due as of December 31, 2020 are as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities*	$—	—	—	—	145,000	950,000	$1,095,000
*Subject to Excess Cash Flow payments to the lenders, see discussion below.
2028 Senior Unsecured Notes
On April 30, 2020, the Company issued $400.0 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028 (the “2028 Notes”). The 2028 Notes were issued under an indenture dated as of April 30, 2020 (the “2028 Notes Indenture”) by and among the Company, certain subsidiaries of the Company and Wells Fargo Bank, National Association, as trustee (the “2028 Notes Trustee”). Interest on the 2028 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2020. The Company incurred debt issuance costs of $4.0 million in connection with the 2028 Notes. These costs are reported in the consolidated balance sheet as a direct deduction from the face amount of the 2028 Notes.
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
The 2028 Notes Indenture that governs the 2028 Notes contains covenants that, among other things, limit the Company’s ability and/or the ability of the Company’s subsidiaries to incur liens, engage in sale and leaseback transactions and consolidate, merge with or convey, transfer or lease all or substantially all of the Company’s and its subsidiaries’ assets to another person. The 2028 Notes Indenture also, subject to certain exceptions, limits the ability of any non-Guarantor subsidiary of the Company to incur indebtedness. These covenants are subject to a number of other limitations and exceptions as set forth in the 2028 Notes Indenture. The Company is in compliance with all of the above covenants at December 31, 2020.
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
The 2026 Notes Indenture contains covenants that, among other things and subject to certain exceptions, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to create liens, enter into sale and leaseback transactions, engage in consolidations or mergers, or sell, transfer or otherwise dispose of all or substantially all of their assets. The 2026 Notes Indenture also, subject to certain exceptions, limits the ability of any subsidiary of the Company that is not a guarantor under the 2026 Notes to incur indebtedness. The Company is in compliance with all of the above covenants at December 31, 2020.
The 2026 Notes Indenture also provides for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes to declare the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding 2026 Notes to be due and payable immediately.
Senior Secured Credit Facilities
On November 6, 2018, the Company entered into a credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent and collateral agent, and added two additional lenders to the lenders party thereto. The credit agreement was amended in October 2019 (as so amended, the “Credit Agreement”) to change the administrative agent and collateral agent to Morgan Stanley and add two lenders. The Credit Agreement provides senior secured financing in an aggregate principal amount of $700 million, consisting initially of (a) term loans in an aggregate principal amount of $400 million (the “New Term Loan Facility”) and (b) revolving commitments in an aggregate amount of $300 million (the “New Revolving Facility”, and together with the New Term Loan Facility, the “New Credit Facilities”). Borrowings under the New Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus an applicable margin. The Company’s interest rate on the term loans under the New Term Loan Facility is 2.15% at December 31, 2020. In addition to paying interest on the outstanding principal under the New Credit Facilities, the Company will pay (i) with respect to the New Term Loan Facility, customary agency fees, and (ii) with respect to the New Revolving Facility, a commitment fee in respect of the unutilized commitments thereunder and customary letter of credit fees and agency fees. The initial commitment fee is 0.20% per annum.
Debt issuance costs of $5.1 million for the year ended December 31, 2018 were paid to third parties and are capitalized as debt issuance costs in connection with the New Credit Facilities. These debt issuance costs are being amortized as interest expense in the Company’s consolidated statements of operations over the term of the debt instrument using the straight-line method.
The Company may voluntarily prepay outstanding term loans and revolving loans under the New Credit Facilities and may reduce the unutilized portion of the New Revolving Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
At present LIBOR is expected to be published only on a limited basis after 2021. The Company’s New Credit Facilities do not specify a particular “hard-wired” replacement index rate (or related margin) when LIBOR becomes unavailable, but rely on the administrative agent and the Company reaching agreement on such a replacement rate (and related margin) that gives due consideration to the then prevailing market convention for determining rates of interest for syndicated loans denominated in US dollars in the United States. The Company expects to amend the New Credit Facilities to provide a market-based replacement index rate and margin prior to the time when LIBOR is no longer available.
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
The New Term Loan Facility matures November 6, 2025 and the New Revolving Facility matures November 6, 2023. At December 31, 2020, the only outstanding amounts under the New Revolving Facility were undrawn outstanding letters of credit of $0.2 million.
All obligations under the New Credit Facilities are unconditionally guaranteed by certain of the Company’s wholly-owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Company’s subsidiaries that have guaranteed the New Credit Facilities.
The New Credit Facilities contain a number of negative covenants that, subject to certain exceptions, restrict the Company’s ability and each of the Company’s subsidiaries’ ability to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. If at any time, commencing with the fiscal quarter ending March 31, 2019, the Company has revolving borrowings, unreimbursed letter of credit drawings and undrawn letters of credit outstanding in an amount in excess of 35.0% of the commitment amount under the New Revolving Facility, the Credit Agreement requires the Company to maintain a secured net leverage ratio of at least 3.25 to 1.0. The Company is in compliance with all of the above covenants at December 31, 2020.
(9) OTHER (INCOME) EXPENSE, NET
The table below sets forth the Other (income) expense, net for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Versum termination fee, net	$—	$(122,000)	$—
(Gain) loss on foreign currency remeasurement	(9,751)	(237)	4,391
Loss on extinguishment of debt	2,378	—	2,429
Other, net	717	1,156	1,182
Other (income) expense, net	$(6,656)	$(121,081)	$8,002

Versum termination fee, net
On January 28, 2019, the Company and Versum announced that they had entered into an Agreement and Plan of Merger, dated as of January 27, 2019 (the “Merger Agreement”), pursuant to which they agreed to combine in a merger of equals. On April 8, 2019, Versum announced that its Board of Directors had received a proposal from Merck KGaA to acquire Versum and that its Board of Directors had deemed such proposal as a “Superior Proposal” as defined in the Merger Agreement. On April 12, 2019, the Company received a termination notice from Versum terminating the Merger Agreement. In accordance with the terms of the Merger Agreement, Entegris received a $140.0 million termination fee from Versum in the second quarter of 2019. Also in the second quarter of 2019, the Company paid a fee of $18.0 million to the third-party financial adviser it had engaged to assist with the transaction.
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
The Company adopted ASU 2016-02 using the modified retrospective method, recognizing the cumulative effect of application as an adjustment to the opening balance sheet. The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statement of income or cash flows. The most significant impact was the recognition of the right-of-use asset and lease liabilities for operating leases. As of December 31, 2020 and 2019, we do not have any material finance leases.
Leases As of December 31, 2020, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Our leases have remaining lease terms of 1 year to 14 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year.
As of December 31, 2020 and 2019, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet as follows, together with certain supplemental balance sheet information:

(In thousands)	Classification	2020	2019
Assets
Right-of-use assets	Right-of-use assets	$45,924	$50,160
Liabilities
Short-term lease liability	Other accrued liabilities	9,960	10,025
Long-term lease liability	Long-term lease liability	39,730	43,827
Total lease liabilities		$49,690	$53,852
Lease Term and Discount Rate
Weighted average remaining lease term (years)		7.9	8.4
Weighted average discount rate		5.0%	4.9%
Expense for leases less than 12 months for the year ended December 31, 2020 and 2019 were not material. The components of lease expense for the year ended December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Operating lease cost	$13,576	$12,538
The Company combines the amortization of the right-of-use assets and the change in the operating lease liability in the same line item in the Statement of Cash Flows. Other information related to the Company’s operating leases for the year ended December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$10,806	$11,137
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,133	$9,077
Future minimum lease payments for noncancellable operating leases as of December 31, 2020 and 2019, were as follows:

(In thousands)	2020	2019
2021	$12,365	$12,407
2022	8,571	10,221
2023	6,851	6,909
2024	5,752	6,055
2025	4,876	5,052
Thereafter	23,742	26,904
Total	$62,157	$67,548
Less: Interest	12,467	13,696
Present value of lease liabilities	$49,690	$53,852

(11) ASSET RETIREMENT OBLIGATIONS
The Company has asset retirement obligations (“AROs”) related to environmental disposal obligations associated with cylinders used to supply customers with gas products, and certain restoration obligations associated with its leased facilities.
Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2020 and 2019 are shown below:

(In thousands)	2020	2019
Balance at beginning of year	$13,940	$12,543
Liabilities assumed in acquisitions	—	1,416
Liabilities settled	—	(102)
Liabilities incurred	218	546
Accretion expense	216	75
Revision of estimate	126	(538)
Balance at end of year	$14,500	$13,940

ARO liabilities expected to be settled within twelve months are included in the consolidated balance sheets in other accrued liabilities, while all other ARO liabilities are included in pension benefit obligations and other liabilities in the consolidated balance sheets.
(12)    INCOME TAXES
Income before income taxes for the years ended December 31, 2020, 2019 and 2018 was derived from the following sources:

(In thousands)	2020	2019	2018
Domestic	$86,572	$145,215	$61,545
Foreign	267,715	172,834	192,887
Income before income tax expense	$354,287	$318,049	$254,432
Income tax expense for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

(In thousands)	2020	2019	2018
Current:
Federal	$8,107	$35,497	$(14,775)
State	1,151	2,625	1,605
Foreign	57,310	39,075	38,723
	66,568	77,197	25,553
Deferred (net of valuation allowance):
Federal	(592)	(10,966)	(13,399)
State	(407)	(1,018)	(370)
Foreign	(6,251)	(2,024)	1,893
	(7,250)	(14,008)	(11,876)
Income tax expense	$59,318	$63,189	$13,677
Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2020, 2019 and 2018 as follows:

(In thousands)	2020	2019	2018
Expected federal income tax at statutory rate	$74,400	$66,790	$53,431
State income taxes before valuation allowance, net of federal tax effect	(1,539)	(1,563)	605
Effect of foreign source income	(7,877)	(1,362)	2,359
Tax contingencies	1,688	1,785	468
Valuation allowance	9,281	2,051	527
U.S. federal research credit	(7,204)	(6,514)	(2,263)
Equity compensation	(8,231)	(1,411)	(3,826)
Transition tax	—	—	89
Remeasurement of deferred taxes	—	—	619
Foreign derived intangible income	(1,153)	(7,851)	(4,846)
Legal entity restructuring foreign tax credit	—	—	(25,080)
Legal entity restructuring dividends received deduction	—	9,398	(9,398)
Other items, net	(47)	1,866	992
Income tax expense	$59,318	$63,189	$13,677
In 2012, Entegris’ Korean subsidiary made commitments to produce a certain line of products in Korea. In return for this commitment, the Company had a tax holiday on income earned on sales of these products for five years and a partial holiday for two additional years. The income tax benefit attributable to this tax holiday was $4 million ($0.03 per diluted share) for the year ended December 31, 2018. The tax holiday benefit ceased during the year ended December 31, 2018.
The Company has made employment and spending commitments to Singapore. In return for those commitments, the Company has been granted a partial tax holiday for eight years starting in 2013. During 2017, this agreement was extended to 2027 in exchange for revised employment and spending commitments. The income tax benefits attributable to the tax status are $9.4 million ($0.07 per diluted share), $5.8 million ($0.04 per diluted share) and $6.3 million ($0.04 per diluted share) for the years ending December 31, 2020, 2019 and 2018, respectively. The 2020, 2019 and 2018 effective tax rates include additional benefits of $5.4 million, $3.3 million and $3.6 million, because the corporate tax rate in Singapore is lower than the U.S. rate.
At December 31, 2020, there were approximately $66.6 million of accumulated undistributed earnings of subsidiaries outside of the United States, all of which are considered to be indefinitely reinvested. Management estimates that no material withholding taxes would be incurred if these undistributed earnings were distributed.
The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets attributable to:
Accounts receivable	$436	$87
Inventory	4,566	6,517
Accruals not currently deductible for tax purposes	12,828	7,568
Net operating loss and credit carryforwards	33,347	22,316
Equity compensation	3,001	3,415
Asset impairments	452	452
Other, net	6,212	5,990
Gross deferred tax assets	60,842	46,345
Valuation allowance	(29,399)	(20,118)
Total deferred tax assets	31,443	26,227
Deferred tax liabilities attributable to:
Purchased intangible assets	(38,083)	(44,447)
Depreciation	(13,276)	(6,491)
Total deferred tax liabilities	(51,359)	(50,938)
Net deferred tax liabilities	$(19,916)	$(24,711)
Deferred tax assets are generally required to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
As of December 31, 2020 and 2019, the Company had net U.S. deferred tax liabilities of $4.7 million and $12.2 million, respectively, which are composed of temporary differences and various tax credit carryforwards. Management believes that it is more likely than not that the benefit from certain state net operating loss carryforwards, state credit carryforwards and the federal foreign tax credit carryforward will not be realized. In recognition of this risk, management has provided valuation allowances of $18.6 million and $10.4 million as of December 31, 2020 and 2019, respectively, on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2020 will be recognized as a reduction of income tax expense.
At December 31, 2020, the Company had state operating loss and credit carryforwards of approximately $12.4 million, which begin to expire in 2021, and foreign operating loss carryforwards of $30.2 million, which begin to expire in 2021.
As of December 31, 2020 and 2019, the Company had net non-U.S. deferred tax assets of $14.1 million and $7.7 million, respectively, for which management determined based upon the available evidence a valuation allowance of $10.8 million and $9.7 million as of December 31, 2020 and 2019, respectively, was required against the non-U.S. gross deferred tax assets. For other non-U.S. jurisdictions, management relies upon projections of future taxable income to utilize deferred tax assets.
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
Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Gross unrecognized tax benefits at beginning of year	$16,194	$12,295
Increase in tax positions from prior years	412	1,786
Decrease in tax positions from prior years	(453)	(54)
Increases in tax positions for current year	3,463	3,414
Settlement of tax positions for current year	(532)	(421)
Lapse in statute of limitations	(1,689)	(826)
Gross unrecognized tax benefits at end of year	$17,395	$16,194
The total amount of net unrecognized tax benefits that, if recognized, would effect the effective tax rate was $12.9 million at December 31, 2020.
Penalties and interest paid or received are recorded in other income, net in the consolidated statements of operations. As of December 31, 2020 and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $4.9 million and $3.9 million, respectively. Expenses of $0.9 million, $0.6 million and $0.8 million were recognized as interest and penalties in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statutes of limitations related to both the consolidated federal income tax return and state returns are closed for all years up to and including 2016 and 2016, respectively. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2014.
Due to the expiration of various statutes of limitations and settlement of audits, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $2.3 million.
(13)    EQUITY
Dividend
Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.08 per share during the first, second, third and fourth quarters of 2020, payments for which totaled $43.5 million. The Company’s Board of Directors declared a cash dividend of $0.07 per share during the first and second quarters and $0.08 per share during the third and fourth quarters of 2019, payments for which totaled $40.8 million. During 2018, the Company’s Board of Directors declared a cash dividend of $0.07 per share during the first, second, third and fourth quarters of 2018, payments for which totaled $39.7 million.
On January 13, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 17, 2021 to shareholders of record as of January 27, 2021.
Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. Furthermore, the credit agreements governing the New Credit Facilities contain restrictions that may limit our ability to pay dividends.
Share Repurchase Program
On December 14, 2020, the Company’s Board of Directors authorized a repurchase program, effective February 16, 2021, covering the repurchase of up to an aggregate of $125.0 million of the Company’s common stock, during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This repurchase program replaced the existing repurchase program, which was originally approved in February 2020 and which will expire pursuant to its terms on February 15, 2021.
The Company repurchased $44.6 million, $74.8 million and $179.3 million of shares for the years ended December 31, 2020, 2019 and 2018, respectively.
The credit agreement governing the New Credit Facilities contains restrictions that may limit the Company’s ability to continue to repurchase shares.
2020 Stock Plan
In 2020, the Company’s Board of Directors and stockholders approved the Entegris, Inc. 2020 Stock Plan (the “2020 Stock Plan”). The 2020 Stock Plan replaced the Entegris, Inc. 2010 Stock Plan for future stock awards and stock option grants. The 2020 Stock Plan has a term of ten years and provides for the issuance of stock options and other share-based awards to selected employees, directors, and other individuals or entities that provide services to the Company or its affiliates. Under the 2020 Stock Plan, the Board of Directors or a committee selected by the Board of Directors will determine for each award, the term, price, number of shares, rate at which each award is exercisable and whether restrictions are imposed on the shares subject to the awards. The exercise price for option awards generally may not be less than the fair market value per share of the underlying common stock on the date granted. The 2020 Stock Plan provides that after December 31, 2019, any shares subject to stock awards that were awarded from the Company’s expired plans and that are forfeited, expired or otherwise terminated without issuance of shares will again be available for issuance under the 2020 Stock Plan.
Stock Options
Stock option activity for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	2020		2019		2018
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	1,575	$21.39	1,410	$18.22	1,869	$13.46
Granted	216	55.72	293	33.33	296	31.10
Exercised	(709)	13.60	(128)	13.89	(727)	10.89
Expired or forfeited	—	—	—	—	(28)	26.41
Options outstanding, end of year	1,082	$33.38	1,575	$21.39	1,410	$18.22
Options exercisable, end of year	426	$24.99	788	$15.75	562	$13.68
Options outstanding for the Company’s stock plans at December 31, 2020 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$12.20 to $13.49	71	2.0 years	$12.37	71	$12.37
$21.60 to $21.60	230	3.1 years	21.60	151	21.60
$31.10 to $31.10	273	4.1 years	31.10	133	31.10
$33.33 to $33.33	291	5.1 years	33.33	71	33.33
$55.72 to $55.72	217	6.1 years	55.72	—	—
	1,082	4.4 years	$33.38	426	$24.99
The weighted average remaining contractual term for options outstanding and options exercisable for all plans at December 31, 2020 was 4.4 years and 3.6 years, respectively.
For all plans, the Company had shares available for future grants of 9.0 million, 8.2 million, and 8.7 million shares at December 31, 2020, 2019 and 2018, respectively.
Under the stock plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $36.4 million and $3.2 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $96.10 at December 31, 2020, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $67.9 million and $30.3 million for options outstanding and options exercisable, respectively.
Share-based payment awards in the form of stock option awards for 0.2 million, 0.3 million and 0.3 million shares were granted to employees during the years ended December 31, 2020, 2019 and 2018, respectively. Compensation expense is based on the grant date fair value. The awards vest annually over a four-year period and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.
The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2020, 2019 and 2018:

Employee stock options:	2020	2019	2018
Volatility	31.9%	31.6%	28.7%
Risk-free interest rate	1.4%	2.5%	2.4%
Dividend yield	0.6%	0.8%	0.9%
Expected life (years)	4.3	4.1	3.9
Weighted average fair value per option	$14.83	$8.89	$7.35
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
Employee Stock Purchase Plan

The Company maintains the Entegris, Inc. Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of the Company’s common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. At December 31, 2020, 1.5 million shares remained available for issuance under the ESPP. Employees purchased 0.2 million, 0.2 million and 0.2 million shares, at a weighted-average price of $46.58, $28.67, and $24.86 during the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock Units
Restricted stock units are awards of common stock made under the Stock Plans that are subject to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock units is determined using the market price on the grant date. Compensation expense for restricted stock units is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock unit activity for the years ended December 31, 2020, 2019 and 2018 is presented in the following table:

	2020		2019		2018
(Shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	1,254	$27.48	1,519	$21.24	1,857	$15.86
Granted	437	57.46	514	34.05	509	31.40
Vested	(564)	23.48	(679)	18.89	(732)	15.07
Forfeited	(44)	35.86	(100)	24.82	(115)	18.58
Unvested, end of year	1,083	41.31	1,254	27.48	1,519	21.24

The weighted average remaining contractual term for unvested restricted shares at December 31, 2020 and 2019 was 1.2 years and 1.1 years, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company awarded performance-based restricted stock units for up to 0.1 million, 0.1 million and 0.2 million shares of common stock, respectively, to be issued upon the achievement of performance conditions under the Company’s stock plans to certain officers and other key employees. Compensation expense is based on the grant date fair value. The awards vest on the third anniversary of the award date. The Company estimates the fair value of the performance shares using a Monte Carlo simulation process.
As of December 31, 2020, the total compensation cost related to unvested stock options, performance-based restricted stock units and restricted stock unit awards not yet recognized was $3.9 million, $3.4 million and $30.6 million, respectively, and is expected to be recognized over the next 2.5 years on a weighted-average basis.
Valuation and Expense Information
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Compensation expense is recognized using the straight-line attribution method to recognize share-based compensation over the service period of the award, with adjustments recorded for forfeitures as they occur. The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards, performance-based restricted stock awards and grants under the employee stock purchase plan for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Cost of sales	$1,463	$1,180	$1,009
Engineering, research and development expenses	2,359	1,901	1,689
Selling, general and administrative expenses	19,098	16,548	14,414
Share-based compensation expense	22,920	19,629	17,112
Tax benefit	4,129	3,626	3,421
Share-based compensation expense, net of tax	$18,791	$16,003	$13,691

(14)    BENEFIT PLANS
401(k) Plan
The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches employees’ contributions to a maximum match of 4% of the employee’s eligible wages. The employer matching contribution expense under the 401(k)Plan was $8.2 million, $7.1 million and $6.1 million in the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
Defined Benefit Plans
The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.
The tables below set forth the Company’s estimated funded status as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$6,946	$7,308
Service cost	31	26
Interest cost	37	54
Actuarial (gain) loss	137	471
Benefits paid	(322)	(636)
Curtailment	—	(346)
Other	—	—
Foreign exchange impact	449	69
Benefit obligation at end of year	7,278	6,946
Change in plan assets:
Fair value of plan assets at beginning of year	910	835
Return on plan assets	31	35
Employer contributions	73	93
Benefits paid	(41)	(63)
Foreign exchange impact	69	10
Fair value of plan assets at end of year	1,042	910
Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(6,236)	$(6,036)
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2020	2019
Noncurrent liability	$(6,236)	$(6,036)
Accumulated other comprehensive loss, net of taxes	840	791
Amounts recognized in accumulated other comprehensive loss, (pre-tax):

(In thousands)	2020	2019
Net actuarial loss	$713	$598
Prior service cost	454	460
Gross amount recognized	$1,167	$1,058
Information for pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(In thousands)	2020	2019
Projected benefit obligation	$7,278	$6,946
Accumulated benefit obligation	6,480	6,030
Fair value of plan assets	1,042	910
The components of the net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Pension benefits:
Service cost	$31	$26	$50
Interest cost	37	54	62
Expected return on plan assets	(15)	(16)	(18)
Curtailments	—	95	—
Settlements	21	—	—
Amortization of prior service cost	36	67	69
Amortization of plan loss	38	17	20
Net periodic pension benefit cost	$148	$243	$183
Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2020, 2019 and 2018 are presented in the following table as weighted-averages:

	2020	2019	2018
Benefit obligations:
Discount rate	0.39%	0.53%	0.76%
Rate of compensation increase	2.33%	2.91%	3.08%
Net periodic benefit cost:
Discount rate	0.98%	1.29%	1.66%
Rate of compensation increase	2.33%	3.51%	3.18%
Expected return on plan assets	1.82%	1.51%	1.89%
The pension plans’ expected return on assets as shown above is based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions. The discount rate primarily used by the Company is based on market yields at the valuation date on government bonds as well as the estimated maturity of benefit payments.
Plan Assets
At December 31, 2020, the majority of the Company’s pension plan assets are deposited with the Bank of Taiwan in the form of money market funds, where the Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit. The remaining portion of the Company’s plan assets is deposited in a German insurance company’s investment fund.
The fair value measurements of the Company’s pension plan assets at December 31, 2020, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$827	$827	—	—
Germany plan assets (b)	215	215	—	—
	$1,042	$1,042	—	—

(a)This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
(b)This category includes investments in an insurer’s balanced asset fund. The insurer is responsible for the strategy and allocation of the investment contributions. The Company selects a pre-packaged portfolio pooled investment fund that is conservative. The majority of the funds are invested broadly in German mortgage bonds, construction loans and government bonds with good credit ratings.
The fair value measurements of the Company’s pension plan assets at December 31, 2019, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$729	$729	—	—
Germany plan assets (b)	181	181	—	—
	$910	$910	—	—
(a)This category includes investments in the government of Taiwan’s pension fund. The government of Taiwan is responsible for the strategy and allocation of the investment contributions.
(b)This category includes investments in an insurer’s balanced asset fund. The insurer is responsible for the strategy and allocation of the investment contributions. The Company selects a pre-packaged portfolio pooled investment fund that is conservative. The majority of the funds are invested broadly in German mortgage bonds, construction loans and government bonds with good credit ratings.
Cash Flows
The Company expects to make the following contributions and benefit payments:

(In thousands)	Contributions	Payments
2021	$74	$41
2022	—	121
2023	—	214
2024	—	356
2025	—	350
Years 2026-2030	—	1,832

(15)    EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2020	2019	2018
Basic earnings per share—Weighted common shares outstanding	134,837	135,137	141,026
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	1,429	1,431	1,584
Diluted earnings per share—Weighted common shares outstanding	136,266	136,568	142,610
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Shares excluded from calculations of diluted EPS	195	273	267

(16)    SEGMENT INFORMATION
The Company’s financial segment reporting reflects an organizational alignment intended to leverage the Company’s unique breadth of capabilities to create mission-critical microcontamination control products, specialty chemicals and advanced materials handing solutions that maximize manufacturing yields, reduce manufacturing costs and enable higher device performance for its customers. While these segments have separate products and technical know-how, they share a common business systems and processes, technology centers, and strategic and technology roadmaps. The Company’s business is reported in the following three segments:
•Specialty Chemicals and Engineered Materials: SCEM provides high-performance and high-purity process chemistries, gases and materials and safe and efficient delivery systems to support semiconductor and other advanced manufacturing processes.
•Microcontamination Control: MC offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries.
•Advanced Materials Handling: AMH develops solutions to monitor, protect, transport, and deliver critical liquid chemistries and substrates for a broad set of applications in the semiconductor industry and other high-technology industries.
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
Corporate assets consist primarily of cash and cash equivalents, deferred tax assets and deferred tax charges.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

(In thousands)	2020	2019	2018
Net sales:
SCEM	$609,532	$526,519	$530,241
MC	742,186	633,664	553,838
AMH	538,682	458,290	493,404
Inter-segment elimination	(31,087)	(27,407)	(26,986)
Total net sales	$1,859,313	$1,591,066	$1,550,497

(In thousands)	2020	2019	2018
Segment profit:
SCEM	$127,969	$98,327	$127,080
MC	248,910	194,398	166,852
AMH	111,028	75,173	92,327
Total segment profit	$487,907	$367,898	$386,259
(In thousands)	2020	2019	2018
Total assets:
SCEM	$1,022,357	$936,609	$757,381
MC	819,602	786,131	680,080
AMH	437,322	372,849	359,991
Corporate	638,415	420,497	520,189
Total assets	$2,917,696	$2,516,086	$2,317,641

(In thousands)	2020	2019	2018
Depreciation and amortization:
SCEM	$71,417	$75,391	$70,329
MC	39,775	41,917	33,590
AMH	25,231	23,911	22,805
Corporate	99	184	544
Total depreciation and amortization	$136,522	$141,403	$127,268

(In thousands)	2020	2019	2018
Capital expenditures:
SCEM	$54,989	$57,585	$44,337
MC	40,656	28,549	38,331
AMH	36,107	25,212	26,545
Corporate	—	1,009	940
Total capital expenditures	$131,752	$112,355	$110,153

The following table reconciles total segment profit to income before income taxes and equity in net loss of affiliate:

(In thousands)	2020	2019	2018
Total segment profit	$487,907	$367,898	$386,259
Less:
Amortization of intangibles	53,092	66,428	62,152
Unallocated general and administrative expenses	39,370	62,192	31,418
Operating income	395,445	239,278	292,689
Interest expense	48,600	46,962	34,094
Interest income	(786)	(4,652)	(3,839)
Other (income) expense, net	(6,656)	(121,081)	8,002
Income before income tax expense	$354,287	$318,049	$254,432
In the following tables, revenue is disaggregated by country or region based on the ship to location of the customer for the years ended December 31, 2020, 2019 and 2018:

	2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$189,009	$144,015	$164,576	$(31,087)	$466,513
Taiwan	106,665	171,201	94,339	—	372,205
South Korea	88,580	91,997	92,623	—	273,200
Japan	73,366	124,321	45,209	—	242,896
China	77,817	108,588	61,458	—	247,863
Europe	35,027	67,090	52,321	—	154,438
Southeast Asia	39,068	34,974	28,156	—	102,198
	$609,532	$742,186	$538,682	$(31,087)	$1,859,313

	2019
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$149,570	$113,551	$145,150	$(27,407)	$380,864
Taiwan	94,561	144,404	70,864	—	309,829
South Korea	76,447	98,568	69,352	—	244,367
Japan	57,456	104,202	43,832	—	205,490
China	67,877	98,693	48,170	—	214,740
Europe	33,147	45,454	53,622	—	132,223
Southeast Asia	47,461	28,792	27,300	—	103,553
	$526,519	$633,664	$458,290	$(27,407)	$1,591,066

(In thousands)	2018
	SCEM	MC	AMH	Inter-segment	Total
North America	$133,834	$95,421	$144,763	$(26,986)	$347,032
Taiwan	104,707	118,208	66,948	—	289,863
South Korea	82,890	74,623	84,883	—	242,396
Japan	52,731	110,997	47,027	—	210,755
China	68,365	84,652	51,368	—	204,385
Europe	32,088	40,635	65,352	—	138,075
Southeast Asia	55,626	29,302	33,063	—	117,991
	$530,241	$553,838	$493,404	$(26,986)	$1,550,497
The following table summarizes property, plant and equipment, net, attributed to significant countries for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Property, plant and equipment:
North America	$348,363	$329,323	$289,049
South Korea	55,404	43,540	41,698
Japan	41,044	37,851	34,276
Malaysia	32,727	34,339	31,138
China	29,528	16,473	3,941
Taiwan	17,050	16,264	18,804
Other	1,251	1,754	623
	$525,367	$479,544	$419,529
The Company reported net sales of 10 percent or more of total net sales for Taiwan Semiconductor Manufacturing Company Limited in the amount of $208.3 million, $187.0 million and $153.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, all of which include sales from all the Company’s segments. In addition, the Company reported net sales of 10 percent or more of total net sales for Samsung Electronics Co. in the amount of $164.3 million for the year ended December 31, 2018, which includes sales from all of the Company’s segments.
(17)    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial statements. The Company expenses legal costs as incurred.

(18)    QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	March 28, 2020	June 27, 2020	September 26, 2020	December 31, 2020
Net sales	$412,327	$448,405	$480,987	$517,594
Gross profit	185,478	207,372	226,000	230,872
Net income	61,006	68,036	79,303	86,624
Basic net income per common share	0.45	0.51	0.59	0.64
Diluted net income per common share	0.45	0.50	0.58	0.63

	Fiscal quarter ended
(In thousands, except per share data)	March 30, 2019	June 29, 2019	September 28, 2019	December 31, 2019
Net sales	$391,047	$378,874	$394,147	$426,998
Gross profit	177,393	166,274	170,350	197,636
Net income	32,658	123,997	40,767	57,438
Basic net income per common share	0.24	0.92	0.30	0.43
Diluted net income per common share	0.24	0.91	0.30	0.42