Form 10-Q
period 2021-04-03
ENTEGRIS INC
filed 2021-04-27
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2021, there were 135,500,992 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2021
Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about the impact of the COVID-19 pandemic on the Company’s operations and markets; future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends and the impact of the COVID-19 pandemic on such trends; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on its business strategies; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions the Company has made and commercial partnerships the Company has established; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the COVID-19 pandemic on the global economy and financial markets, as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; the Company’s concentrated customer base; the Company’s ability to identify, complete and integrate acquisitions, joint ventures or other transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the increasing complexity of certain manufacturing processes; raw material shortages, supply constraints and price increases; changes in government regulations of the countries in which the Company operates, including the imposition of tariffs, export controls and other trade laws and restrictions and changes to foreign and national security policy, especially as they relate to China; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; the level of, and obligations associated with, the Company’s indebtedness; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission, including under the heading “Risks Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 5, 2021, under the heading “Risk Factors” in Item 1A of this Quarterly Report and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1.    FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	April 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$548,520	$580,893
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,718 and $2,384	282,649	264,392
Inventories, net	358,819	323,944
Deferred tax charges and refundable income taxes	20,227	21,136
Other current assets	34,391	43,892
Total current assets	1,244,606	1,234,257
Property, plant and equipment, net of accumulated depreciation of $592,146 and $574,257	542,605	525,367
Other assets:
Right-of-use assets	48,057	45,924
Goodwill	747,518	748,037
Intangible assets, net of accumulated amortization of $457,862 and $445,795	325,454	337,632
Deferred tax assets and other noncurrent tax assets	14,684	14,519
Other	10,615	11,960
Total assets	$2,933,539	$2,917,696
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$93,045	$81,618
Accrued payroll and related benefits	49,554	94,364
Other accrued liabilities	81,981	82,648
Income taxes payable	41,691	43,996
Total current liabilities	266,271	302,626
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $8,814 and $9,217	1,086,186	1,085,783
Pension benefit obligations and other liabilities	36,663	36,457
Deferred tax liabilities and other noncurrent tax liabilities	73,133	73,606
Long-term lease liability	42,953	39,730
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of April 3, 2021 and December 31, 2020	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of April 3, 2021: 135,395,571 and 135,193,171, respectively; issued and outstanding shares as of December 31, 2020: 135,148,774 and 134,946,374, respectively	1,354	1,351
Treasury stock, at cost: 202,400 shares held as of April 3, 2021 and December 31, 2020	(7,112)	(7,112)
Additional paid-in capital	837,622	844,850
Retained earnings	637,574	577,833
Accumulated other comprehensive loss	(41,105)	(37,428)
Total equity	1,428,333	1,379,494
Total liabilities and equity	$2,933,539	$2,917,696
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	April 3, 2021	March 28, 2020
Net sales	$512,844	$412,327
Cost of sales	277,858	226,849
Gross profit	234,986	185,478
Selling, general and administrative expenses	71,389	58,891
Engineering, research and development expenses	37,748	29,632
Amortization of intangible assets	11,871	16,211
Operating income	113,978	80,744
Interest expense	11,652	10,559
Interest income	(71)	(321)
Other expense, net	4,330	878
Income before income tax expense	98,067	69,628
Income tax expense	13,391	8,622
Net income	$84,676	$61,006

Basic earnings per common share	$0.63	$0.45
Diluted earnings per common share	$0.62	$0.45

Weighted shares outstanding:
Basic	135,068	134,745
Diluted	136,502	136,369
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Net income	$84,676	$61,006
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,716)	(9,361)
Pension liability adjustments	39	10
Other comprehensive loss	(3,677)	(9,351)
Comprehensive income	$80,999	$51,655
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2019	134,930	$1,349	(202)	$(7,112)	$842,784	$366,127	$(36,468)	$(791)	$1,165,889
Shares issued under stock plans	483	5	—	—	(10,894)	—	—	—	(10,889)
Share-based compensation expense	—	—	—	—	4,994	—	—	—	4,994
Repurchase and retirement of common stock	(604)	(6)	—	—	(3,740)	(25,818)	—	—	(29,564)
Dividends declared ($0.08 per share)	—	—	—	—	15	(10,773)	—	—	(10,758)
Pension liability adjustment	—	—	—	—	—	—	—	10	10
Foreign currency translation	—	—	—	—	—	—	(9,361)	—	(9,361)
Net income	—	—	—	—	—	61,006	—	—	61,006
Balance at March 28, 2020	134,809	$1,348	(202)	$(7,112)	$833,159	$390,542	$(45,829)	$(781)	$1,171,327

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2020	135,149	$1,351	(202)	$(7,112)	$844,850	$577,833	$(36,588)	$(840)	$1,379,494
Shares issued under stock plans	392	4	—	—	(13,470)	—	—	—	(13,466)
Share-based compensation expense	—	—	—	—	7,138	—	—	—	7,138
Repurchase and retirement of common stock	(145)	(1)	—	—	(904)	(14,095)	—	—	(15,000)
Dividends declared ($0.08 per share)	—	—	—	—	8	(10,840)	—	—	(10,832)
Pension liability adjustment	—	—	—	—	—	—	—	39	39
Foreign currency translation	—	—	—	—	—	—	(3,716)	—	(3,716)
Net income	—	—	—	—	—	84,676	—	—	84,676
Balance at April 3, 2021	135,396	$1,354	(202)	$(7,112)	$837,622	$637,574	$(40,304)	$(801)	$1,428,333

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Operating activities:
Net income	$84,676	$61,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,095	20,648
Amortization	11,871	16,211
Share-based compensation expense	7,138	4,994
Provision for deferred income taxes	1,581	(64)
Charge for excess and obsolete inventory	3,249	3,605
Other	3,336	2,022
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(21,564)	(43,995)
Inventories	(39,337)	(18,205)
Accounts payable and accrued liabilities	(28,591)	(38,020)
Other current assets	9,400	5,825
Income taxes payable and refundable income taxes	(3,588)	(225)
Other	2,849	(2,399)
Net cash provided by operating activities	53,115	11,403
Investing activities:
Acquisition of property, plant and equipment	(43,330)	(22,585)
Acquisition of businesses, net of cash acquired	—	(75,630)
Other	72	5
Net cash used in investing activities	(43,258)	(98,210)
Financing activities:
Proceeds from short-term borrowings	—	217,000
Payments of short-term borrowings	—	(75,000)
Payments for dividends	(10,908)	(10,847)
Issuance of common stock	1,572	551
Repurchase and retirement of common stock	(15,000)	(29,564)
Taxes paid related to net share settlement of equity awards	(15,038)	(11,440)
Deferred acquisition payments	—	(16,125)
Other	(1)	(2,890)
Net cash (used in) provided by financing activities	(39,375)	71,685
Effect of exchange rate changes on cash and cash equivalents	(2,855)	(1,712)
Decrease in cash and cash equivalents	(32,373)	(16,834)
Cash and cash equivalents at beginning of period	580,893	351,911
Cash and cash equivalents at end of period	$548,520	$335,077
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Three months ended
(unaudited)
(In thousands)	April 3, 2021	March 28, 2020
Non-cash transactions:
Deferred acquisition payments	$—	$1,451
Equipment purchases in accounts payable	8,249	6,689
Changes in dividends payable	76	89
Schedule of interest and income taxes paid:
Interest paid	13,515	15,296
Income taxes paid, net of refunds received	14,959	7,997
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of April 3, 2021 and December 31, 2020, and the results of operations and comprehensive income for the three months ended April 3, 2021 and March 28, 2020, the equity statements as of and for the three months ended April 3, 2021 and March 28, 2020, and cash flows for the three months ended April 3, 2021 and March 28, 2020.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended April 3, 2021 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $1,115.2 million at April 3, 2021, compared to the carrying amount of long-term debt, including current maturities, of $1,086.2 million at April 3, 2021.
Recently Adopted Accounting Pronouncements In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted this new guidance in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements The Company currently has no material recent accounting pronouncements yet to be adopted.

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
The Company also enters into arrangements to license its intellectual property. These arrangements typically permit the customer to use a specialized manufacturing process or patented technology and in return the Company receives a royalty fee. The Company recognizes revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property when the subsequent sale or usage occurs.
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

(In thousands)	April 3, 2021	December 31, 2020
Contract liabilities - current	$19,077	$13,852
Significant changes in the contract liabilities balances during the period are as follows:

Three months ended
(In thousands)	April 3, 2021
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(9,713)
Increases due to cash received, excluding amounts recognized as revenue during the period	14,938

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

Sinmat
On January 10, 2020, the Company acquired Sinmat, a chemical mechanical polishing slurry manufacturer. Sinmat reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting and Sinmat’s results of operations are included in the Company’s condensed consolidated financial statements as of and since January 10, 2020. Costs associated with the acquisition of Sinmat were $0.7 million for the year ended March 28, 2020 and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The acquisition does not constitute a material business combination.
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
During the quarter ended June 27, 2020, the Company finalized its fair value determination of the assets acquired and the liabilities assumed. The following table summarizes the provisional and final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and as adjusted as of June 27, 2020, respectively:

(In thousands):	As of January 10, 2020	As of June 27, 2020
Trade accounts and note receivable, net	$1,189	$1,189
Inventories, net	1,010	1,010
Other current assets	8	8
Property, plant and equipment	63	63
Identifiable intangible assets	41,680	41,680
Right-of-use assets	1,712	1,712
Deferred tax asset	—	102
Accounts payable and accrued liabilities	(58)	(58)
Short-term lease liability	(150)	(150)
Long-term lease liability	(1,562)	(1,562)
Net assets acquired	43,892	43,994
Goodwill	31,751	31,651
Total purchase price, net of cash acquired	$75,643	$75,645
The Company recognized the following finite-lived intangible assets as part of the acquisition of Sinmat:

(In thousands)	Amount	Weighted average life in years
Developed technology	$7,650	7.0
Trademarks and trade names	130	1.3
Customer relationships	33,900	15.0
	$41,680	13.5

4. INVENTORIES
Inventories consist of the following:

(In thousands)	April 3, 2021	December 31, 2020
Raw materials	$124,799	$97,319
Work-in process	36,980	32,316
Finished goods	197,040	194,309
Total inventories, net	$358,819	$323,944

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, Specialty Chemicals and Engineered Materials (“SCEM”), Microcontamination Control (“MC”) and Advanced Materials Handling (“AMH”), for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2020	$427,713	$247,154	$73,170	$748,037
Foreign currency translation	(31)	(488)	—	(519)
April 3, 2021	$427,682	$246,666	$73,170	$747,518
Identifiable intangible assets at April 3, 2021 and December 31, 2020 consist of the following:

April 3, 2021
(In thousands)	Gross carrying Amount	Accumulated amortization	Net carrying value
Developed technology	$283,228	$224,340	$58,888
Trademarks and trade names	30,087	18,887	11,200
Customer relationships	449,606	201,743	247,863
Other	20,395	12,892	7,503
	$783,316	$457,862	$325,454

December 31, 2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$283,272	$221,651	$61,621
Trademarks and trade names	30,100	18,374	11,726
Customer relationships	449,659	193,313	256,346
Other	20,396	12,457	7,939
	$783,427	$445,795	$337,632
Future amortization expense during the remainder of 2021, each of the succeeding four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at April 3, 2021:

(In thousands)	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Future amortization expense	$36,332	47,602	46,913	34,294	27,663	132,650	$325,454

6. EARNINGS PER COMMON SHARE
Basic earnings per common share (“EPS”) is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per common share:

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Basic—weighted common shares outstanding	135,068	134,745
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,434	1,624
Diluted—weighted common shares and common shares equivalent outstanding	136,502	136,369
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Shares excluded from calculations of diluted EPS	140	252

7. LEASES
As of April 3, 2021, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. As of April 3, 2021, the Company does not have material finance leases. Our leases have remaining lease terms of 1 year to 13 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year.
As of April 3, 2021 and December 31, 2020, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet as follows, together with certain supplemental balance sheet information:

(In thousands, except lease term and discount rate)	Classification	April 3, 2021	December 31, 2020
Assets
Right-of-use assets	Right-of-use assets	$48,057	$45,924
Liabilities
Short-term lease liability	Other accrued liabilities	8,903	9,960
Long-term lease liability	Long-term lease liability	42,953	39,730
Total lease liabilities		$51,856	$49,690
Lease Term and Discount Rate
Weighted average remaining lease term (years)		8.7	7.9
Weighted average discount rate		4.8%	5.0%
Expense for leases less than 12 months for the three months ended April 3, 2021 and March 28, 2020 were not material. The components of lease expense for the three months ended April 3, 2021 and March 28, 2020 are as follows:

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Operating lease cost	$3,399	$3,541

The Company combines the amortization of the right-of-use assets and the change in the operating lease liability in the same line item in the condensed consolidated statement of cash flows. Other information related to the Company’s operating leases for the three months ended April 3, 2021 and March 28, 2020 are as follows:

(In thousands)	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$2,782	$2,717
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,082	$912
Future minimum lease payments for noncancellable operating leases as of April 3, 2021, were as follows:

(In thousands)	Operating Leases
Remaining 2021	$11,235
2022	8,037
2023	6,490
2024	5,654
2025	5,181
Thereafter	28,026
Total	64,623
Less: Interest	12,767
Present value of lease liabilities	$51,856

8. SEGMENT REPORTING
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
•Advanced Materials Handling: AMH develops solutions to monitor, protect, transport and deliver critical liquid chemistries, wafers, and other substrates for a broad set of applications in the semiconductor industry and other high-technology industries.
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Net sales
SCEM	$166,541	$144,214
MC	207,099	159,261
AMH	148,541	116,137
Inter-segment elimination	(9,337)	(7,285)
Total net sales	$512,844	$412,327

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Segment profit
SCEM	$34,556	$32,670
MC	70,566	50,167
AMH	32,095	20,632
Total segment profit	$137,217	$103,469
The following table reconciles total segment profit to income before income tax expense:

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Total segment profit	$137,217	$103,469
Less:
Amortization of intangible assets	11,871	16,211
Unallocated general and administrative expenses	11,368	6,514
Operating income	113,978	80,744
Interest expense	11,652	10,559
Interest income	(71)	(321)
Other expense, net	4,330	878
Income before income tax expense	$98,067	$69,628
In the following tables, revenue is disaggregated by customers’ country or region for the three months ended April 3, 2021 and March 28, 2020, respectively.

	Three months ended April 3, 2021
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$49,064	$34,592	$45,465	$(9,337)	$119,784
Taiwan	28,679	44,830	27,806	—	101,315
China	20,662	41,689	20,577	—	82,928
South Korea	25,170	28,011	18,905	—	72,086
Japan	22,480	36,723	12,005	—	71,208
Europe	11,777	11,117	16,494	—	39,388
Southeast Asia	8,709	10,137	7,289	—	26,135
	$166,541	$207,099	$148,541	$(9,337)	$512,844

	Three months ended March 28, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$46,550	$28,680	$33,403	$(7,285)	$101,348
Taiwan	25,182	42,483	24,801	—	92,466
China	15,510	18,197	11,639	—	45,346
South Korea	20,129	20,122	15,161	—	55,412
Japan	17,123	28,111	10,420	—	55,654
Europe	8,608	13,488	12,548	—	34,644
Southeast Asia	11,112	8,180	8,165	—	27,457
	$144,214	$159,261	$116,137	$(7,285)	$412,327

9. SUBSEQUENT EVENT
On April 16, 2021, the Company announced that it had priced its private offering of $400.0 million aggregate principal amount of 3.625% senior unsecured notes due 2029 (the “2029 Notes”). The 2029 Notes will be senior unsecured obligations of the Company and will be guaranteed by certain subsidiaries of the Company. The issuance of the 2029 Notes is expected to close on April 30, 2021, subject to customary closing conditions.
The Company expects the net proceeds of the offering to be approximately $394.0 million, after deducting estimated commissions and offering fees and expenses. The Company intends to use the net proceeds of the offering, together with cash on hand and approximately $75.0 million borrowed under the Company’s revolving credit facility (the “Revolving Facility”), to pay the redemption price for the redemption in full of the $550.0 million aggregate principal amount of 4.625% senior unsecured notes due 2026 that are currently outstanding. The redemption of the $550.0 million notes due 2026 is expected to result in a loss of $23.1 million on extinguishment of debt, which will be included in the Company’s condensed consolidated statement of operations.
In connection with the Company’s issuance of the 2029 Notes, the Company intends to amend the Revolving Facility to provide for lending commitments in an aggregate principal amount of up to $400.0 million and to extend the maturity to April 30, 2026. The Revolving Facility currently provides for lending commitments in an aggregate principal amount of up to $300.0 million, maturing on November 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.
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
Our business is organized and operated in three operating segments, which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials, or SCEM, segment provides high-performance and high-purity process chemistries, gases, and materials, and safe and efficient delivery systems, to support semiconductor and other advanced manufacturing processes. The Microcontamination Control, or MC, segment offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling, or AMH, segment develops solutions to monitor, protect, transport, and deliver critical liquid chemistries, wafers and other substrates for a broad set of applications in the semiconductor industry, life sciences and other high-technology industries. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers, and strategic and technology roadmaps. With the technology, capabilities and complementary product portfolios from these segments, we believe we are uniquely positioned to collaborate across divisions to create new, co-optimized and increasingly integrated solutions for our customers. For example, our SCEM segment offers a highly selective nitride etch chemistry, our MC segment provides a liquid filter that is specifically matched to that formulation and our AMH segment ensures the integrity of the product as it is moved to and through the fab environment. See note 8 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on a Saturday. The Company’s fiscal quarters in 2021 end April 3, 2021, July 3, 2021, October 2, 2021 and December 31, 2021. Unaudited information for the three months ended April 3, 2021 and March 28, 2020 and the financial position as of April 3, 2021 and December 31, 2020 are included in this Quarterly Report on Form 10-Q.
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
Operations
We have important manufacturing operations in the United States, Japan, Korea, China, Malaysia, and Taiwan, all of which have been affected by the outbreak and have taken measures to try to contain it. Measures providing for business shutdowns have generally excluded certain essential services, and those essential services have commonly included critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, suppliers and other third parties with which we do business. For example, in March 2020 the government of Malaysia issued an order that significantly reduced the number of employees who could be physically present to operate our Malaysian plant, which temporarily reduced the productivity of that plant. The government of Malaysia issued a similar order restricting movement throughout that country in January 2021. Our Malaysian plant is operating at normal capacity as of the date of this filing. In addition to reduced productivity, constraints and limits imposed on our operations may slow or diminish our research and development and customer qualification activities. During 2020, we experienced brief interruptions in operations at our sites in Hangzhou, China, San Luis Obispo, California and Bedford, Massachusetts and so far during 2021 we have experienced minor interruptions in operations at our site in San Luis Obispo, California and a brief construction delay to an expansion of our facility in Toronto, Canada. While governmental measures may be modified, extended or reimposed, we expect that, absent a significant surge in infections in the relevant local area or within our workforce or those of our suppliers, our manufacturing and research and development facilities will remain operational, largely at or near normal capacity. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from employees who are required to be on-site to perform their jobs. We do not currently expect that our operations will be materially adversely affected by significant absenteeism. In addition, we have incurred incremental employee compensation related to the COVID-19 pandemic. For example, since April

2020, we have awarded certain of our employees who are required to physically report to a manufacturing facility in order to perform their jobs during the COVID-19 crisis with a special appreciation bonus for their efforts in sustaining our production continuity.
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
Demand
While the COVID-19 pandemic has caused economic and demand uncertainty, during the first quarter of 2021 we continued to see strong demand from leading-edge customers associated with end-uses in servers and other data center applications. We believe that a portion of the orders that we received in the first quarter of 2021 may have been a result of customers increasing their inventory to reduce their exposure to risks of future supply disruptions due to COVID-19 or global logistics constraints, which could offset demand for our products in the future. We anticipate that the pandemic will continue to contribute to global economic uncertainty, which could ultimately harm demand for our products.
Liquidity
Although there is uncertainty regarding the impact of the COVID-19 pandemic on our future results, we believe our business model, our current cash reserves and our balance sheet leave us well-positioned to manage our business through this crisis as we expect it to unfold. We have taken recent steps to strengthen our balance sheet. In April 2021, we announced and priced a private offering of $400 million aggregate principal amount of 3.625% senior unsecured notes due 2029, or the 2029 Notes. We plan to use the proceeds of the offering, together with cash on hand and approximately $75 million borrowed under our senior secured revolving facility due 2023, or the Revolving Facility, to pay the redemption price in full of the $550 million aggregate principal amount of 4.625% senior unsecured notes due 2026 that are currently outstanding, or the 2026 Notes, and to pay certain fees and expenses related to the offering. In addition, on April 30, 2020, we issued $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028. We used a portion of the net proceeds of the offering to repay approximately $142 million of borrowings under the Revolving Facility, representing the entire aggregate principal amount outstanding thereunder. We also used a portion of the net proceeds of the offering to repay approximately $251 million of outstanding borrowings under our senior secured term loan facility, or the Term Loan Facility.
We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the semiconductor industry. Based on our analysis, we believe our existing balances of domestic cash and cash equivalents, which totaled $171.9 million as of April 3, 2021, and our currently anticipated operating cash flows, after taking into account the anticipated issuance of the 2029 Notes and the use of net proceeds, cash on hand and borrowings to fund the redemption of the 2026 Notes, will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts that COVID-19 may have on our financial condition, results of operations or cash flows in the future. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.”

Overall Summary of Financial Results
For the three months ended April 3, 2021, net sales increased 24% to $512.8 million, compared to $412.3 million for the three months ended March 28, 2020. Total net sales increased primarily as a result of strong industry conditions, several node transitions and strong overall demand for the Company’s products and solutions. Net sales for the three months ended April 3, 2021 included sales of $3.2 million from acquired businesses and favorable foreign currency translation effects of $5.4 million.
The Company’s gross profit for the three months ended April 3, 2021 increased to $235.0 million, up from $185.5 million for the three months ended March 28, 2020. The Company experienced a 45.8% gross margin for the three months ended April 3, 2021, compared to 45.0% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix.
The Company’s selling, general and administrative, or SG&A, expense increased by $12.5 million for the three months ended April 3, 2021 compared to the year-ago quarter, mainly due to higher employee costs resulting from increased headcount, benefits and merit increases.
As a result of the aforementioned factors, the Company reported net income of $84.7 million, or $0.62 per diluted share, for the quarter ended April 3, 2021, compared to net income of $61.0 million, or $0.45 per diluted share, a year ago.
On April 16, 2021, the Company announced that it had priced its private offering of the 2029 Notes. The 2029 Notes will be senior unsecured obligations of the Company and will be guaranteed by certain subsidiaries of the Company. The issuance of the 2029 Notes is expected to close on April 30, 2021, subject to customary closing conditions.
Cash and cash equivalents were $548.5 million at April 3, 2021, compared with cash and cash equivalents of $580.9 million at December 31, 2020. The Company had outstanding long-term debt (excluding current maturities) of $1,086.2 million at April 3, 2021, compared to $1,085.8 million at December 31, 2020.
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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 5, 2021. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these aforementioned critical accounting policies.

Three Months Ended April 3, 2021 Compared to Three Months Ended March 28, 2020
The following table compares operating results for the three months ended April 3, 2021 and March 28, 2020 both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	April 3, 2021		March 28, 2020
Net sales	$512,844	100.0%	$412,327	100.0%
Cost of sales	277,858	54.2	226,849	55.0
Gross profit	234,986	45.8	185,478	45.0
Selling, general and administrative expenses	71,389	13.9	58,891	14.3
Engineering, research and development expenses	37,748	7.4	29,632	7.2
Amortization of intangible assets	11,871	2.3	16,211	3.9
Operating income	113,978	22.2	80,744	19.6
Interest expense	11,652	2.3	10,559	2.6
Interest income	(71)	—	(321)	(0.1)
Other expense, net	4,330	0.8	878	0.2
Income before income taxes	98,067	19.1	69,628	16.9
Income tax expense	13,391	2.6	8,622	2.1
Net income	$84,676	16.5%	$61,006	14.8%
Net sales For the three months ended April 3, 2021, net sales increased by 24% to $512.8 million, compared to $412.3 million for the three months ended March 28, 2020. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended March 28, 2020	$412,327
Increase associated with volume, pricing and mix	91,865
Increase associated with effect of foreign currency translation	5,411
Increase associated with acquired businesses	3,241
Net sales in the quarter ended April 3, 2021	$512,844
The Company’s sales benefited from strong industry conditions, several node transitions and strong overall demand for the Company’s products and solutions compared to the year-ago quarter. Total net sales also reflected net sales associated with recent acquisitions of $3.2 million and favorable foreign currency translation effects of $5.4 million.
On a geographic basis, sales percentage by customers’ country or region for the three months ended April 3, 2021 and March 28, 2020 and the percentage increase (decrease) in sales for the three months ended April 3, 2021 compared to the sales for the three months ended March 28, 2020 were as follows:

	Three months ended
	April 3, 2021	March 28, 2020	Percentage increase (decrease) in sales
North America	23%	25%	18%
Taiwan	20%	22%	10%
China	16%	11%	83%
South Korea	14%	13%	30%
Japan	14%	13%	28%
Europe	8%	8%	14%
Southeast Asia	5%	7%	(5%)
The increase in sales to customers in North America, Taiwan, South Korea, Japan and China was primarily driven by a general increase in demand for products in all three of the Company’s segments. The increase in sales from Europe primarily relates to higher sales of Advanced Materials Handling products. The decrease in sales from Southeast Asia primarily relates to lower demand for products from our SCEM segment.
Gross profit The Company’s gross profit increased 27% for the three months ended April 3, 2021 to $235.0 million, compared to $185.5 million for the three months ended March 28, 2020. The Company experienced a 45.8% gross margin rate for the three months ended April 3, 2021, compared to 45.0% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels and a favorable sales mix.
Selling, general and administrative expenses SG&A expenses were $71.4 million in the three months ended April 3, 2021, compared to $58.9 million in the year-ago period. An analysis of the factors underlying the change in SG&A expenses is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended March 28, 2020	$58,891
Employee costs	12,687
Integration costs	1,996
Deal and transaction costs	(1,431)
Other decreases, net	(754)
Selling, general and administrative expenses in the quarter ended April 3, 2021	$71,389
Engineering, research and development expenses The Company’s engineering, research and development, or ER&D, efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $37.7 million in the three months ended April 3, 2021 compared to $29.6 million in the year-ago period. An analysis of the factors underlying the increase in ER&D is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended March 28, 2020	$29,632
Employee costs	5,640
Project materials	1,835
Other increases, net	641
Engineering, research and development expenses in the quarter ended April 3, 2021	$37,748
Amortization expenses Amortization of intangible assets was $11.9 million in the three months ended April 3, 2021, compared to $16.2 million for the three months ended March 28, 2020. The decrease primarily reflects the elimination of amortization expense of $5.0 million for identifiable intangible assets acquired in acquisitions that became fully amortized in previous periods, partially offset by additional amortization expense of $0.5 million associated with recent acquisitions.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $11.7 million in the three months ended April 3, 2021, compared to $10.6 million in the three months ended March 28, 2020. The increase primarily reflects higher average debt levels.
Interest income Interest income was $0.1 million in the three months ended April 3, 2021, compared to $0.3 million in the three months ended March 28, 2020. The decrease reflects lower average interest rates.
Other expense, net Other expense, net was $4.3 million in the three months ended April 3, 2021 and consisted mainly of foreign currency transaction losses of $4.3 million. Other expense, net was $0.9 million in the three months ended March 28, 2020 and consisted mainly of foreign currency transaction losses of $0.6 million.
Income tax expense Income tax expense was $13.4 million in the three months ended April 3, 2021, compared to income tax expense of $8.6 million in the three months ended March 28, 2020, respectively. The Company’s year-to-date effective tax rate at April 3, 2021 was 13.7%, compared to 12.4% at March 28, 2020.
The income tax expense for the three months ended April 3, 2021 and March 28, 2020 include discrete benefits of $7.5 million and $5.0 million, respectively, recorded in connection with share-based compensation. The increase in the effective tax rate from 2020 to 2021 primarily relates to a valuation allowance on federal foreign tax credits generated in 2021 of $1.4 million.
Net income Due to the factors noted above, the Company recorded net income of $84.7 million, or $0.62 per diluted share, in the three-month period ended April 3, 2021, compared to net income of $61.0 million, or $0.45 per diluted share, in the three months ended March 28, 2020. In the three months ended April 3, 2021, net income, as a percentage of net sales, increased to 16.5% from 14.8% in the year-ago period.
Non-GAAP Financial Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See the section “Non-GAAP Information” included below in this section for additional detail, including the definition of certain non-GAAP financial measures and the reconciliation of these non-GAAP measures to the Company’s GAAP measures.
The Company’s principal non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP Earnings Per Share.
Adjusted EBITDA increased 25% to $150.1 million in the three months ended April 3, 2021, compared to $120.3 million in the three months ended March 28, 2020. In the three months ended April 3, 2021, Adjusted EBITDA, as a percentage of net sales, was flat at 29% compared to the year-ago period.
Adjusted Operating Income increased 29% to $128.0 million in the three months ended April 3, 2021, compared to $99.6 million in the three months ended March 28, 2020. Adjusted Operating Income, as a percentage of net sales, increased to 25% from 24% in the year-ago period.
Non-GAAP Earnings Per Share increased 27% to $0.70 in the three months ended April 3, 2021, compared to $0.55 in the three months ended March 28, 2020.
The increases in adjusted EBITDA, adjusted operating income and non-GAAP earnings per share are generally attributable to the increases in sales and gross profit.
Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See note 8 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments, along with unallocated general and administrative expenses, for the three months ended April 3, 2021 and March 28, 2020.

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Specialty Chemicals and Engineered Materials
Net sales	$166,541	$144,214
Segment profit	34,556	32,670
Microcontamination Control
Net sales	$207,099	$159,261
Segment profit	70,566	50,167
Advanced Materials Handling
Net sales	$148,541	$116,137
Segment profit	32,095	20,632

Unallocated general and administrative expenses	$11,368	$6,514
Specialty Chemicals and Engineered Materials (SCEM)
For the first quarter of 2021, SCEM net sales increased to $166.5 million, compared to $144.2 million in the comparable period last year. The sales increase was due to increased sales of advanced deposition materials, cleaning chemistries, specialty gases and advanced coatings. SCEM reported a segment profit of $34.6 million in the first quarter of 2021, up 6% from $32.7 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to increased sales volume, partially offset by a 17% increase in operating expenses, primarily due to higher compensation costs.

Microcontamination Control (MC)
For the first quarter of 2021, MC net sales increased to $207.1 million, compared to $159.3 million in the comparable period last year. The sales increase was mainly due to improved sales from liquid filtration and gas filtration products. MC reported a segment profit of $70.6 million in the first quarter of 2021, up 41% from $50.2 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to increased sales volume and favorable product mix, partially offset by a 24% increase in operating expenses due to higher compensation costs.
Advanced Materials Handling (AMH)
For the first quarter of 2021, AMH net sales increased to $148.5 million, compared to $116.1 million in the comparable period last year. The sales increase was mainly due to improved sales from all major semi-related product platforms, sales of our Aramus high purity bags, as well as additional sales of $2.7 million attributable to the acquisition of Global Measurement

Technologies, Inc., or GMTI, in the third quarter of 2020. AMH reported a segment profit of $32.1 million in the first quarter of 2021, up 56% from $20.6 million in the year-ago period. The segment profit increase was primarily due to higher sales volume and favorable product mix, partially offset by a 16% increase in operating expenses due to higher compensation costs.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $11.4 million in the first quarter of 2021, compared to $6.5 million in the comparable period last year. The $4.9 million increase mainly reflects a $5.1 million increase in employee costs.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	April 3, 2021	December 31, 2020
Cash and cash equivalents	$548,520	$580,893
Working capital	978,335	931,631
Total debt	1,086,186	1,085,783
The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. On April 16, 2021, we agreed to sell $400 million of our 2029 Notes. The sale of the 2029 Notes is expected to close on April 30, 2021, subject to customary closing conditions. We intend to use the net proceeds of the offering, together with cash on hand and approximately $75 million borrowed under the Revolving Facility, to pay the redemption price for the redemption in full of the 2026 Notes and to pay certain fees and expenses related to the offering. The redemption of the 2026 Notes is conditioned on the Company’s receipt of $400 million of proceeds from a new offering of unsecured notes, such as the 2029 Notes.
Although there is uncertainty regarding the impact of the COVID-19 pandemic on the Company’s future results, we believe our business model and our current cash reserves will help us to manage our business through this crisis as we expect it to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on the global economy and the semiconductor industry. Based on our analysis, we believe our existing balances of domestic cash and cash equivalents and our currently anticipated operating cash flows, after taking into account the anticipated issuance of the 2029 Notes and the use of net proceeds, cash on hand and borrowings to fund the redemption of the 2026 Notes, will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months and for the longer term.
We may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, in fiscal 2021, we have not experienced difficulty accessing the capital and credit markets as evidenced by our recent announcement of our $400 million note offering; however, future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Three months ended
(in thousands)	April 3, 2021	March 28, 2020
Net cash provided by operating activities	$53,115	$11,403
Net cash used in investing activities	(43,258)	(98,210)
Net cash (used in) provided by financing activities	(39,375)	71,685
Decrease in cash and cash equivalents	(32,373)	(16,834)
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flows provided by operating activities totaled $53.1 million in the three months ended April 3, 2021, compared to $11.4 million in the three months ended March 28, 2020. The increase in cash provided by operating activities was primarily due to higher net income and a lower net change in working capital and other assets and liabilities. The net change in working capital and other assets and liabilities resulted in a decrease to cash provided by operations of $80.8 million for the three months ended April 3, 2021 compared to a decrease of $97.0 million for the three months ended March 28, 2020.
Changes in working capital and other assets and liabilities for the three months ended April 3, 2021 were driven primarily by increases in inventories, accounts receivable and accounts payable and decreases in accrued liabilities. The change for accounts receivable was primarily due to the timing of collections. The change for inventory was driven by an increase in business activity. The change for accounts payable and accrued liabilities was primarily driven by a higher accounts payables due to timing of payments and higher accrued bonuses in 2021, partially offset by a higher payment of the previous year incentive compensation.
Investing activities Cash flows used in investing activities totaled $43.3 million in the three months ended April 3, 2021, compared to $98.2 million in the three months ended March 28, 2020. The change was due to less cash paid for acquisitions of businesses, partially offset by higher cash paid for acquisition of property, plant and equipment.
Acquisition of property, plant and equipment totaled $43.3 million in the three months ended April 3, 2021, which primarily reflected investments in equipment and tooling, compared to $22.6 million in the three months ended March 28, 2020, which primarily reflected investments in equipment and tooling.
In the three months ended March 28, 2020, the Company acquired Sinmat. The cash used to acquire Sinmat for the three months ended March 28, 2020 was $75.6 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
As of April 3, 2021, the Company expects its full-year capital expenditures in 2021 to be approximately $225.0 million for growth capacity investments and the initial phase of the previously announced investment in our new facility in Taiwan. As of April 3, 2021, the Company had outstanding capital purchase obligations of $55.5 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not received the related goods or property as of such date.
Financing activities Cash flows used in financing activities totaled $39.4 million during the three months ended April 3, 2021, compared to $71.7 million during the three months ended March 28, 2020. The change was primarily due to absence of net short-term debt activity during the three months ended April 3, 2021, compared to a net source of cash of $142.0 million in the comparable period in 2020, and a $3.6 million increase in cash used to pay taxes for net share settlements of equity awards, offset in part by the absence of a $16.1 million deferred acquisition payment related to our acquisition of Digital Specialty Chemicals in 2020 and a decrease of $14.6 million in repurchases of the Company’s common stock.
Our total dividend payments were $10.9 million in the three months ended April 3, 2021, compared to $10.8 million in the three months ended March 28, 2020. We have paid a cash dividend in each of the past 14 quarters. On April 14, 2021, the Board declared a quarterly cash dividend of $0.08 per share of common stock, payable on May 19, 2021 to stockholders of record on April 28, 2021.
Other Liquidity and Capital Resources Considerations
The Company’s Term Loan Facility matures on November 6, 2025 and bore interest at a rate per annum of 2.1% at April 3, 2021. As of April 3, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $145.0 million.
The Company’s Revolving Facility provides for lending commitments in an aggregate principal amount of up to $300.0 million, maturing on November 6, 2023. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or LIBOR plus, in each case, an applicable margin. In connection with our issuance of the 2029 Notes, we intend to amend the Revolving Facility to provide for lending commitments in an aggregate principal amount of up to $400.0 million and to extend the maturity to April 30, 2026. At April 3, 2021, there was no balance outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
As of April 3, 2021, we had $550.0 million aggregate principal amount of 2026 Notes and $400.0 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028 outstanding.
Through April 3, 2021, the Company was in compliance with all applicable financial covenants under its credit facilities.
The Company also has a line of credit with one bank that provides for borrowings of Japanese yen for the Company’s Japanese subsidiary, equivalent to an aggregate of approximately $9.0 million. There were no outstanding borrowings under this line of credit at April 3, 2021.
As of April 3, 2021, the Company’s sources of available funds were its cash and cash equivalents of $548.5 million, funds available under the Revolving Facility and international credit facilities and cash flow generated from operations. As of April 3, 2021, the amount of cash and cash equivalents held in certain of our foreign operations totaled approximately $376.6 million. If we repatriate such funds, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued taxes for the tax effect of repatriating the funds to the United States.
Off-Balance Sheet Arrangements
As of April 3, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recently adopted accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of recently adopted accounting pronouncements.
Recently issued accounting pronouncements Refer to note 1 to the Company’s condensed consolidated financial statements for a discussion of recently issued but not yet adopted accounting pronouncements.
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
Adjusted EBITDA, a non-GAAP financial measure, is defined by the Company as net income before, as applicable, (1) income tax expense, (2) interest expense, (3) interest income, (4) other (income) expense, net, (5) charge for fair value write-up of acquired inventory sold, (6) deal and transaction costs, (7) integration costs, (8) severance and restructuring costs, (9) amortization of intangible assets and (10) depreciation. Adjusted Operating Income, another non-GAAP financial measure, is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP EPS, a non-GAAP financial measure, is defined by the Company as net income before, as applicable, (1) charge for fair value write-up of acquired inventory sold, (2) deal and transaction costs, (3) integration costs, (4) severance and restructuring costs, (5) loss on debt extinguishment, (6) amortization of intangible assets, (7) tax effect of legal entity restructuring and (8) the tax effect of the foregoing adjustments to net income, stated on a per share basis.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In thousands)	April 3, 2021	March 28, 2020
Net sales	$512,844	$412,327
Net income	$84,676	$61,006
Net income - as a % of net sales	16.5%	14.8%
Adjustments to net income
Income tax expense	13,391	8,622
Interest expense	11,652	10,559
Interest income	(71)	(321)
Other expense, net	4,330	878
GAAP – Operating income	113,978	80,744
Operating margin -as a % of net sales	22.2%	19.6%
Charge for fair value write-up of acquired inventory sold	—	361
Deal and transaction costs	—	1,431
Integration costs	2,044	48
Severance and restructuring costs	143	843
Amortization of intangible assets	11,871	16,211
Adjusted operating income	128,036	99,638
Adjusted operating margin - as a % of net sales	25.0%	24.2%
Depreciation	22,095	20,648
Adjusted EBITDA	$150,131	$120,286
Adjusted EBITDA – as a % of net sales	29.3%	29.2%
Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and Earnings per Share

	Three months ended
(In thousands, except per share data)	April 3, 2021	March 28, 2020
Net income	$84,676	$61,006
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	—	361
Deal and transaction costs	—	1,431
Integration costs	2,044	48
Severance and restructuring costs	143	843
Amortization of intangible assets	11,871	16,211
Tax effect of adjustments to net income and certain discrete tax items[1]	(3,221)	(4,329)
Non-GAAP net income	$95,513	$75,571

Diluted earnings per common share	$0.62	$0.45
Effect of adjustments to net income	0.08	0.11
Diluted non-GAAP earnings per common share	$0.70	$0.55
1The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligations are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100 basis point change in interest rates would potentially increase or decrease annual net income by approximately $3.1 million and $1.5 million for the quarter ended April 3, 2021 and March 28, 2020.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. We have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renminbi, Canadian Dollar, Malaysian Ringgit, Singapore Dollar, Euro, Israeli Shekel and the Japanese Yen. Approximately 23.5% and 22.8% of the Company’s 2021 and 2020 sales for the quarters ended April 3, 2021 and March 28, 2020, respectively, are denominated in these currencies, respectively. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies had experienced a 10% reduction versus the U.S. dollar during the three months ended April 3, 2021 and March 28, 2020, revenue for the quarters would have been negatively impacted by approximately $12.5 million and $9.4 million, respectively.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At April 3, 2021, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of April 3, 2021. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of April 3, 2021, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation of disclosure controls and procedures that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company acquired GMTI on July 10, 2020. GMTI is not significant to the Company’s financial statements. The Company is continuing to integrate GMTI into the Company’s internal control over financial reporting, and the foregoing evaluation of the effectiveness of the Company’s disclosure controls and procedures does not include an assessment of those disclosure controls and procedures of GMTI that are subsumed by internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of April 3, 2021, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On December 14, 2020, the Company’s Board of Directors authorized a repurchase program, effective February 16, 2021, covering the repurchase of up to an aggregate of $125 million of the Company’s common stock during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Exchange Act. This repurchase program replaced the previous repurchase program, which was originally approved in February 2020 and which expired pursuant to its terms on February 15, 2021. The previous program had substantially the same terms.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - February 6, 2021	55,600	$102.65	55,600	$83,177,579
February 7, 2021 - March 6, 2021	41,800	$102.57	41,800	$121,792,050
March 7, 2021 - April 3, 2021	47,624	$105.10	47,624	$116,786,872
Total	145,024	$103.43	145,024	$116,786,872
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

ENTEGRIS, INC.

Date: April 27, 2021	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)