Form 10-Q
period 2021-07-03
ENTEGRIS INC
filed 2021-07-27
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2021, there were 135,597,451 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2021
Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about the impact of the COVID-19 pandemic on the Company’s operations and markets; future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends and the impact of the COVID-19 pandemic on such trends; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on its business strategies, including with respect to Company’s expansion of its manufacturing presence in Taiwan; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions the Company has made and commercial partnerships the Company has established; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the COVID-19 pandemic on the global economy and financial markets, as well as on the Company, its customers and suppliers, which may impact its sales, gross margin, customer demand and its ability to supply its products to its customers; weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; the Company’s concentrated customer base; the Company’s ability to identify, complete and integrate acquisitions, joint ventures or other transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the increasing complexity of certain manufacturing processes; raw material shortages, supply and labor constraints and price increases; changes in government regulations of the countries in which the Company operates, including the imposition of tariffs, export controls and other trade laws and restrictions and changes to foreign and national security policy, especially as they relate to China; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; the level of, and obligations associated with, the Company’s indebtedness; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission, including under the heading “Risks Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 5, 2021, and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1.    FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	July 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$401,033	$580,893
Trade accounts and notes receivable, net of allowance for doubtful accounts of $2,225 and $2,384	309,936	264,392
Inventories, net	387,605	323,944
Deferred tax charges and refundable income taxes	22,622	21,136
Other current assets	38,040	43,892
Total current assets	1,159,236	1,234,257
Property, plant and equipment, net of accumulated depreciation of $611,886 and $574,257	563,258	525,367
Other assets:
Right-of-use assets	59,117	45,924
Goodwill	749,566	748,037
Intangible assets, net of accumulated amortization of $470,006 and $445,795	314,496	337,632
Deferred tax assets and other noncurrent tax assets	14,994	14,519
Other	12,064	11,960
Total assets	$2,872,731	$2,917,696
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,969	$81,618
Accrued payroll and related benefits	66,332	94,364
Other accrued liabilities	80,495	82,648
Income taxes payable	20,734	43,996
Total current liabilities	260,530	302,626
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $8,618 and $9,217	936,382	1,085,783
Pension benefit obligations and other liabilities	39,230	36,457
Deferred tax liabilities and other noncurrent tax liabilities	67,511	73,606
Long-term lease liability	53,747	39,730
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of July 3, 2021 and December 31, 2020	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of July 3, 2021: 135,823,851 and 135,621,451, respectively; issued and outstanding shares as of December 31, 2020: 135,148,774 and 134,946,374, respectively	1,358	1,351
Treasury stock, at cost: 202,400 shares held as of July 3, 2021 and December 31, 2020	(7,112)	(7,112)
Additional paid-in capital	859,520	844,850
Retained earnings	701,213	577,833
Accumulated other comprehensive loss	(39,648)	(37,428)
Total equity	1,515,331	1,379,494
Total liabilities and equity	$2,872,731	$2,917,696
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$571,352	$448,405	$1,084,196	$860,732
Cost of sales	305,968	241,033	583,826	467,882
Gross profit	265,384	207,372	500,370	392,850
Selling, general and administrative expenses	72,621	66,872	144,010	125,763
Engineering, research and development expenses	41,972	32,572	79,720	62,204
Amortization of intangible assets	11,902	13,216	23,773	29,427
Operating income	138,889	94,712	252,867	175,456
Interest expense	10,697	13,005	22,349	23,564
Interest income	(54)	(213)	(125)	(534)
Other expense (income), net	23,560	(477)	27,890	401
Income before income tax expense	104,686	82,397	202,753	152,025
Income tax expense	15,916	14,361	29,307	22,983
Net income	$88,770	$68,036	$173,446	$129,042

Basic earnings per common share	$0.66	$0.51	$1.28	$0.96
Diluted earnings per common share	$0.65	$0.50	$1.27	$0.95

Weighted shares outstanding:
Basic	135,498	134,700	135,283	134,722
Diluted	136,533	136,007	136,518	136,188
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$88,770	$68,036	$173,446	$129,042
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,457	(2,176)	(2,259)	(11,537)
Pension liability adjustments	—	9	39	19
Other comprehensive income (loss)	1,457	(2,167)	(2,220)	(11,518)
Comprehensive income	$90,227	$65,869	$171,226	$117,524
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2019	134,930	$1,349	(202)	$(7,112)	$842,784	$366,127	$(36,468)	$(791)	$1,165,889
Shares issued under stock plans	483	5	—	—	(10,894)	—	—	—	(10,889)
Share-based compensation expense	—	—	—	—	4,994	—	—	—	4,994
Repurchase and retirement of common stock	(604)	(6)	—	—	(3,740)	(25,818)	—	—	(29,564)
Dividends declared ($0.08 per share)	—	—	—	—	15	(10,773)	—	—	(10,758)
Pension liability adjustment	—	—	—	—	—	—	—	10	10
Foreign currency translation	—	—	—	—	—	—	(9,361)	—	(9,361)
Net income	—	—	—	—	—	61,006	—	—	61,006
Balance at March 28, 2020	134,809	$1,348	(202)	$(7,112)	$833,159	$390,542	$(45,829)	$(781)	$1,171,327
Shares issued under stock plans	139	1		—	(83)	—	—	—	(82)
Share-based compensation expense	—	—	—	—	5,655	—	—	—	5,655
Dividends declared ($0.08 per share)	—	—	—	—	8	(10,988)	—	—	(10,980)
Pension liability adjustment	—	—	—	—	—	—	—	9	9
Foreign currency translation	—	—	—	—	—	—	(2,176)	—	(2,176)
Net income	—	—	—	—	—	68,036	—	—	68,036
Balance at June 27, 2020	134,948	$1,349	(202)	$(7,112)	$838,739	$447,590	$(48,005)	$(772)	$1,231,789

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2020	135,149	$1,351	(202)	$(7,112)	$844,850	$577,833	$(36,588)	$(840)	$1,379,494
Shares issued under stock plans	392	4	—	—	(13,470)	—	—	—	(13,466)
Share-based compensation expense	—	—	—	—	7,138	—	—	—	7,138
Repurchase and retirement of common stock	(145)	(1)	—	—	(904)	(14,095)	—	—	(15,000)
Dividends declared ($0.08 per share)	—	—	—	—	8	(10,840)	—	—	(10,832)
Pension liability adjustment	—	—	—	—	—	—	—	39	39
Foreign currency translation	—	—	—	—	—	—	(3,716)	—	(3,716)
Net income	—	—	—	—	—	84,676	—	—	84,676
Balance at April 3, 2021	135,396	$1,354	(202)	$(7,112)	$837,622	$637,574	$(40,304)	$(801)	$1,428,333
Shares issued under stock plans	559	5		—	15,185	—	—	—	15,190
Share-based compensation expense	—	—	—	—	7,519	—	—	—	7,519
Repurchase and retirement of common stock	(130)	(1)	—	—	(813)	(14,186)	—	—	(15,000)
Dividends declared ($0.08 per share)	—	—	—	—	7	(10,945)	—	—	(10,938)
Pension liability adjustment	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	1,457	—	1,457
Net income	—	—	—	—	—	88,770	—	—	88,770
Balance at July 3, 2021	135,825	$1,358	(202)	$(7,112)	$859,520	$701,213	$(38,847)	$(801)	$1,515,331

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	July 3, 2021	June 27, 2020
Operating activities:
Net income	$173,446	$129,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,669	41,287
Amortization	23,773	29,427
Share-based compensation expense	14,657	10,649
Provision for deferred income taxes	(4,920)	(859)
Loss on extinguishment of debt and modification	23,338	1,470
Charge for excess and obsolete inventory	5,873	8,393
Other	(1,156)	3,891
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(48,231)	(42,087)
Inventories	(69,723)	(55,362)
Accounts payable and accrued liabilities	(15,347)	5,643
Other current assets	10,882	4,871
Income taxes payable and refundable income taxes	(26,442)	4,412
Other	4,151	647
Net cash provided by operating activities	134,970	141,424
Investing activities:
Acquisition of property, plant and equipment	(85,101)	(46,873)
Acquisition of businesses, net of cash acquired	(2,250)	(75,645)
Other	90	211
Net cash used in investing activities	(87,261)	(122,307)
Financing activities:
Proceeds from revolving credit facility	51,000	217,000
Payments of revolving credit facility	(51,000)	(217,000)
Proceeds from long-term debt	400,000	400,000
Payments of long-term debt	(550,000)	(151,000)
Payments for debt extinguishment costs	(19,080)	—
Payments for debt issuance costs	(4,691)	(3,964)
Payments for dividends	(21,797)	(21,652)
Issuance of common stock	16,817	1,749
Repurchase and retirement of common stock	(30,000)	(29,564)
Taxes paid related to net share settlement of equity awards	(15,093)	(12,720)
Deferred acquisition payments	—	(16,125)
Other	(110)	(2,891)
Net cash (used in) provided by financing activities	(223,954)	163,833
Effect of exchange rate changes on cash and cash equivalents	(3,615)	(2,194)
(Decrease) increase in cash and cash equivalents	(179,860)	180,756
Cash and cash equivalents at beginning of period	580,893	351,911
Cash and cash equivalents at end of period	$401,033	$532,667
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Six months ended
(unaudited)
(In thousands)	July 3, 2021	June 27, 2020
Non-cash transactions:
Deferred acquisition payments	$250	$2,033
Equipment purchases in accounts payable	9,165	4,860
Changes in dividends payable	27	86
Schedule of interest and income taxes paid:
Interest paid	28,778	19,365
Income taxes paid, net of refunds received	58,297	19,315
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of July 3, 2021 and December 31, 2020, and the results of operations and comprehensive income for the three and six months ended July 3, 2021 and June 27, 2020, the equity statements as of and for the three and six months ended July 3, 2021 and June 27, 2020, and cash flows for the six months ended July 3, 2021 and June 27, 2020.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $957.6 million at July 3, 2021, compared to the carrying amount of long-term debt, including current maturities, of $936.4 million at July 3, 2021.
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
The Company provides for the estimated costs of fulfilling its obligations under product warranties at the time the related revenue is recognized. The Company estimates the costs based on historical failure rates, projected repair costs, and knowledge of specific product failures (if any). The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business, but generally include parts and labor over a period generally ranging from 90 days to one year. The Company regularly reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjusts the amounts as necessary.
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

(In thousands)	July 3, 2021	December 31, 2020
Contract liabilities - current	$18,606	$13,852
Significant changes in the contract liabilities balances during the period are as follows:

Six months ended
(In thousands)	July 3, 2021
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(12,306)
Increases due to cash received, excluding amounts recognized as revenue during the period	17,060

3. ACQUISITIONS
During the six months ended July 3, 2021, the Company completed an acquisition for $2.5 million, substantially all of which was paid in cash and qualified as a business combination. This acquisition has been included in the Company’s condensed consolidated results of operations since its acquisition date. The effect of this business combination was not material to the Company’s condensed consolidated results of operations.
Global Measurement Technologies, Inc.
On July 10, 2020, the Company acquired Global Measurement Technologies, Inc., an analytical instrument provider for critical processes in semiconductor production, and its manufacturing partner Clean Room Plastics, Inc. (collectively, “GMTI”). GMTI reports into the Advanced Materials Handling segment of the Company. The acquisition was accounted for under the acquisition method of accounting, and GMTI’s results of operations are included in the Company’s condensed consolidated financial statements as of and since July 10, 2020. The acquisition does not constitute a material business combination.
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
During the quarter ended June 27, 2020, the Company finalized its fair value determination of the assets acquired and the liabilities assumed. The following table summarizes the provisional and final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and as adjusted as of June 27, 2020, respectively:

(In thousands):	As of January 10, 2020	As of June 27, 2020
Trade accounts and note receivable, net	$1,189	$1,189
Inventories, net	1,010	1,010
Other current assets	8	8
Property, plant and equipment	63	63
Identifiable intangible assets	41,680	41,680
Right-of-use assets	1,712	1,712
Deferred tax asset	—	102
Accounts payable and accrued liabilities	(58)	(58)
Short-term lease liability	(150)	(150)
Long-term lease liability	(1,562)	(1,562)
Net assets acquired	43,892	43,994
Goodwill	31,751	31,651
Total purchase price, net of cash acquired	$75,643	$75,645
The Company recognized the following finite-lived intangible assets as part of the acquisition of Sinmat:

(In thousands)	Amount	Weighted average life in years
Developed technology	$7,650	7.0
Trademarks and trade names	130	1.3
Customer relationships	33,900	15.0
	$41,680	13.5

4. INVENTORIES
Inventories consist of the following:

(In thousands)	July 3, 2021	December 31, 2020
Raw materials	$139,011	$97,319
Work-in process	37,571	32,316
Finished goods	211,023	194,309
Total inventories, net	$387,605	$323,944

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, Specialty Chemicals and Engineered Materials (“SCEM”), Microcontamination Control (“MC”) and Advanced Materials Handling (“AMH”), for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2020	$427,713	$247,154	$73,170	$748,037
Addition due to acquisitions	—	—	932	932
Foreign currency translation	(34)	631	—	597
July 3, 2021	$427,679	$247,785	$74,102	$749,566
Identifiable intangible assets at July 3, 2021 and December 31, 2020 consist of the following:

July 3, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$284,261	$227,093	$57,168
Trademarks and trade names	30,118	19,409	10,709
Customer relationships	449,728	210,192	239,536
Other	20,395	13,312	7,083
	$784,502	$470,006	$314,496

December 31, 2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$283,272	$221,651	$61,621
Trademarks and trade names	30,100	18,374	11,726
Customer relationships	449,659	193,313	256,346
Other	20,396	12,457	7,939
	$783,427	$445,795	$337,632
Future amortization expense during the remainder of 2021, each of the succeeding four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at July 3, 2021:

(In thousands)	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Future amortization expense	$24,334	47,735	47,047	34,433	27,809	133,138	$314,496

6. DEBT
Long-term debt as of July 3, 2021 and December 31, 2020 consists of the following:

(In thousands)	July 3, 2021	December 31, 2020
Senior unsecured notes due 2029	$400,000	$—
Senior unsecured notes due 2028	400,000	400,000
Senior secured term loan facility due 2025	145,000	145,000
Senior unsecured notes due 2026	—	550,000
	945,000	1,095,000
Unamortized discount and debt issuance costs	8,618	9,217
Total long-term debt	$936,382	$1,085,783
Annual maturities of long-term debt, excluding unamortized discount and issuance costs, due as of July 3, 2021 are as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities*	$—	—	—	—	145,000	800,000	$945,000
*Subject to Excess Cash Flow payments to the lenders.
2029 Senior Unsecured Notes
On April 30, 2021, the Company issued $400 million aggregate principal amount of 3.625% senior unsecured notes due May 1, 2029 (the “2029 Notes”). The 2029 Notes were issued under an indenture dated as of April 30, 2021 (the “2029 Notes Indenture”) by and among the Company, certain subsidiaries of the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”). Interest on the 2029 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2021. The Company incurred debt issuance costs of $4.1 million in connection with the 2029 Notes. These costs are reported in the condensed consolidated balance sheet as a direct deduction from the face amount of the 2029 Notes.
The Company used the net proceeds of the offering, together with cash on hand and $51 million borrowed under the Company’s senior secured revolving credit facility (the “Revolving Facility”), to pay the redemption price for the redemption in full of the $550 million aggregate principal amount of senior unsecured notes due 2026 (the “2026 Notes”) and to pay certain fees and expenses related to the offering. In connection with the redemption of the 2026 Notes, the Company incurred a loss on extinguishment of debt of $23.1 million, which is included in Other expense (income), net on the condensed consolidated statement of operations.
The 2029 Notes are guaranteed, jointly and severally, fully and unconditionally, on a senior unsecured basis, by the Company’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, to the extent that such subsidiaries guarantee indebtedness under the Company’s senior secured term loan facility and Revolving Facility (together, the “Senior Secured Credit Facilities”) or the Company’s 4.375% senior unsecured notes due 2028 (the “2028 Notes”), and any other subsidiary of the Company, to the extent it incurs certain additional indebtedness (collectively, the “Guarantors”).
The 2029 Notes and the guarantees thereof are the Company’s and the Guarantors’ senior unsecured obligations, respectively, and will (i) rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness (including the 2028 Notes); (ii) rank senior to any subordinated indebtedness that the Company or the Guarantors may incur; (iii) be effectively subordinated to all of the Company’s or the Guarantors’ existing and future secured indebtedness (including the Senior Secured Credit Facilities), in each case, to the extent of the value of the assets securing such indebtedness; and (iv) be structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries that do not guarantee the 2029 Notes.
At any time prior to May 1, 2024, the Company may, at its option, on any one or more occasions, redeem up to 40% of the aggregate principal amount of the 2029 Notes, at a redemption price equal to 103.625% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with an amount of cash equal to the net cash proceeds of an equity offering, as defined in the 2029 Notes Indenture, by the Company; provided that (1) at least 60% of the aggregate principal amount of 2029 Notes issued under the 2029 Notes Indenture remains outstanding immediately after the occurrence of each such redemption; and (2) the redemption occurs within 120 days of the date of the closing of such equity offering.

Additionally, at any time prior to May 1, 2024, the 2029 Notes may be redeemed, in whole or in part, at the option of the Company, at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
On or after May 1, 2024, the Company may, on any one or more occasions, redeem all or a part of the 2029 Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the 2029 Notes redeemed, to, but not including, the applicable date of redemption, if redeemed during the 12-month period beginning on May 1 of the years indicated below:

Year	Percentage
2024	102.719%
2025	101.813%
2026	100.906%
2027 and thereafter	100.000%
Upon the occurrence of certain change of control events accompanied by certain ratings events, the Company will be required to offer to repurchase all of the outstanding 2029 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The 2029 Notes Indenture contains covenants that, among other things, limit the Company’s ability and/or the ability of the Company’s subsidiaries to:
•incur liens;
•engage in sales-and-leaseback transactions; and
•consolidate, merge with or convey, transfer or lease all or substantially all of the Company’s and its subsidiaries’ assets to another person.
The 2029 Notes Indenture also, subject to certain exceptions, limits the ability of any non-Guarantor subsidiary of the Company to incur indebtedness. These covenants are subject to a number of other limitations and exceptions as set forth in the 2029 Notes Indenture. The Company was in compliance with all of the above covenants at July 3, 2021.
The 2029 Notes Indenture provides for events of default which, if certain of them occur, would permit the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2029 Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2029 Notes to be due and payable immediately.
Amendment of Revolving Facility
In connection with its issuance of the 2029 Notes, the Company amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $400.0 million, up from $300.0 million, and to extend the maturity to April 30, 2026 from November 6, 2023.

7. EARNINGS PER COMMON SHARE
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

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic—weighted common shares outstanding	135,498	134,700	135,283	134,722
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,035	1,307	1,235	1,466
Diluted—weighted common shares and common shares equivalent outstanding	136,533	136,007	136,518	136,188
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended July 3, 2021 and June 27, 2020:

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Shares excluded from calculations of diluted EPS	167	269	138	223

8. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended July 3, 2021 and June 27, 2020 consists of the following:

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Loss (gain) on foreign currency remeasurement	$98	$(1,973)	$4,362	$(1,333)
Loss on extinguishment of debt and modification	23,338	1,470	23,338	1,470
Other, net	124	26	190	264
Other expense (income), net	$23,560	$(477)	$27,890	$401
9. LEASES
As of July 3, 2021, the Company was obligated under operating lease agreements for certain sales offices and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. As of July 3, 2021, the Company does not have material finance leases. The Company’s leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year.
As of July 3, 2021 and December 31, 2020, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet as follows, together with certain supplemental balance sheet information:

(In thousands, except lease term and discount rate)	Classification	July 3, 2021	December 31, 2020
Assets
Right-of-use assets	Right-of-use assets	$59,117	$45,924
Liabilities
Short-term lease liability	Other accrued liabilities	9,230	9,960
Long-term lease liability	Long-term lease liability	53,747	39,730
Total lease liabilities		$62,977	$49,690
Lease Term and Discount Rate
Weighted average remaining lease term (years)		9.8	7.9
Weighted average discount rate		4.6%	5.0%

Expense for leases less than 12 months for the three and six months ended July 3, 2021 and June 27, 2020 were not material. The components of lease expense for the three and six months ended July 3, 2021 and June 27, 2020 are as follows:

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$3,409	$3,111	$6,808	$6,652
The Company combines the amortization of the right-of-use assets and the change in the operating lease liability in the same line item in the condensed consolidated statement of cash flows. Other information related to the Company’s operating leases for the six months ended July 3, 2021 and June 27, 2020 are as follows:

(In thousands)	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$5,431	$5,336
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,406	$2,047
Future minimum lease payments for noncancellable operating leases as of July 3, 2021, were as follows:

(In thousands)	Operating Leases
Remaining 2021	$6,885
2022	10,121
2023	8,507
2024	7,069
2025	6,328
Thereafter	40,152
Total	79,062
Less: Interest	16,085
Present value of lease liabilities	$62,977
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
•Advanced Materials Handling: AMH develops solutions to monitor, protect, transport and deliver critical liquid chemistries, wafers, and other substrates for a broad set of applications in the semiconductor, life sciences and other high-technology industries.

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales
SCEM	$180,366	$146,213	$346,907	$290,427
MC	227,521	183,758	434,620	343,019
AMH	172,502	126,434	321,043	242,571
Inter-segment elimination	(9,037)	(8,000)	(18,374)	(15,285)
Total net sales	$571,352	$448,405	$1,084,196	$860,732

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment profit
SCEM	$44,945	$32,938	$79,501	$65,608
MC	78,132	62,137	148,698	112,304
AMH	42,093	22,809	74,188	43,441
Total segment profit	$165,170	$117,884	$302,387	$221,353
The following table reconciles total segment profit to income before income tax expense:

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total segment profit	$165,170	$117,884	$302,387	$221,353
Less:
Amortization of intangible assets	11,902	13,216	23,773	29,427
Unallocated general and administrative expenses	14,379	9,956	25,747	16,470
Operating income	138,889	94,712	252,867	175,456
Interest expense	10,697	13,005	22,349	23,564
Interest income	(54)	(213)	(125)	(534)
Other expense (income), net	23,560	(477)	27,890	401
Income before income tax expense	$104,686	$82,397	$202,753	$152,025

In the following tables, revenue is disaggregated by customers’ country or region for the three and six months ended July 3, 2021 and June 27, 2020, respectively.

	Three months ended July 3, 2021
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$54,675	$36,148	$55,977	$(9,037)	$137,763
Taiwan	27,300	53,194	24,865	—	105,359
China	25,219	41,903	25,866	—	92,988
South Korea	25,068	30,951	26,377	—	82,396
Japan	24,659	35,491	12,169	—	72,319
Europe	11,272	15,862	20,636	—	47,770
Southeast Asia	12,173	13,972	6,612	—	32,757
	$180,366	$227,521	$172,502	$(9,037)	$571,352

	Three months ended June 27, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$45,123	$33,454	$39,996	$(8,000)	$110,573
Taiwan	26,246	42,358	22,334	—	90,938
China	18,315	28,362	13,038	—	59,715
South Korea	21,118	22,959	21,036	—	65,113
Japan	18,209	30,015	11,955	—	60,179
Europe	8,746	17,801	11,765	—	38,312
Southeast Asia	8,456	8,809	6,310	—	23,575
	$146,213	$183,758	$126,434	$(8,000)	$448,405

	Six months ended July 3, 2021
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$103,739	$70,740	$101,442	$(18,374)	$257,547
Taiwan	55,979	98,024	52,671	—	206,674
China	45,881	83,592	46,443	—	175,916
South Korea	50,238	58,962	45,282	—	154,482
Japan	47,139	72,214	24,174	—	143,527
Europe	23,049	26,979	37,130	—	87,158
Southeast Asia	20,882	24,109	13,901		58,892
	$346,907	$434,620	$321,043	$(18,374)	$1,084,196

	Six months ended June 27, 2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$91,673	$62,134	$73,399	$(15,285)	$211,921
Taiwan	51,428	84,841	47,135	—	183,404
China	33,825	46,559	24,677	—	105,061
South Korea	41,247	43,081	36,197	—	120,525
Japan	35,332	58,126	22,375	—	115,833
Europe	17,354	31,289	24,313	—	72,956
Southeast Asia	19,568	16,989	14,475	—	51,032
	$290,427	$343,019	$242,571	$(15,285)	$860,732

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.
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
Our business is organized and operated in three operating segments, which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials segment, or SCEM, provides high-performance and high-purity process chemistries, gases and materials, and safe and efficient delivery systems, to support semiconductor and other advanced manufacturing processes. The Microcontamination Control segment, or MC, offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling segment, or AMH, develops solutions to monitor, protect, transport and deliver critical liquid chemistries, wafers and other substrates for a broad set of applications in the semiconductor, life sciences and other high-technology industries. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers and strategic and technology roadmaps. With the technology, capabilities and complementary product portfolios from these segments, we believe we are uniquely positioned to collaborate across divisions to create new, co-optimized and increasingly integrated solutions for our customers. For example, our SCEM segment offers a highly selective nitride etch chemistry, our MC segment provides a liquid filter that is specifically matched to that formulation and our AMH segment ensures the integrity of the product as it is moved to and through the fab environment. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments.
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
•Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the costs of manufacturing and raw materials. This is affected by a number of factors, which include the Company’s sales mix, purchase prices of raw materials (especially polymers, membranes, stainless steel and purchased components), domestic and international competition, direct labor costs and the efficiency of the Company’s production operations, among others.
•Fixed cost structure The Company’s operations include a number of large fixed or semi-fixed cost components, which include salaries, indirect labor and benefits, facility costs, lease expenses and depreciation and amortization. It is not possible to vary these costs easily in the short-term as volumes fluctuate. Accordingly, increases or decreases in sales volume can have a large effect on the usage and productivity of these cost components, resulting in a large impact on the Company’s profitability.
Impact of COVID-19 on our Business
The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Although some countries in which we operate, such as the United States, have made COVID-19 vaccines available to most of their populations, other countries in which we operate continue to face challenges with respect to vaccine supply, distribution and delivery. Infection rates vary across the countries in which we operate, and certain governmental authorities are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns.
While certain of our operations have from time to time been temporarily affected since the start of the pandemic, to date we have not experienced significant impacts to our global operations as a result of the COVID-19 pandemic. In addition, while we have experienced limited instances of raw material and component constraints, we have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic despite certain of our suppliers having faced difficulties maintaining operations in light of government-ordered restrictions, shelter-in-place mandates and outbreaks of infection within their workforces. We continue to focus on mitigating risks to our operations and supply chain in the current industry environment. From a demand perspective, during the second quarter of 2021 we continued to see strong demand for our leading-edge products, largely driven by accelerated digitalization, 5G applications and high-performance computing.
We have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. We expect to continue to implement appropriate measures until the COVID-19 pandemic is adequately contained. The pandemic has abated and re-surged at different paces in different regions, and accordingly our health and safety protocols vary across regions. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations and requirements or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.
In the current circumstances, there may be developments outside our control that require us to adjust our operating plans. As such, given the dynamic nature of the situation, the impact that COVID-19 may have on our financial condition, results of operations or cash flows in the future continues to be very difficult to estimate and predict, as it depends on future impacts that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on our suppliers. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.”
Overall Summary of Financial Results
For the three months ended July 3, 2021, net sales increased 27% to $571.4 million, compared to $448.4 million for the three months ended June 27, 2020. Total net sales increased primarily as a result of strong growth across all three segments, as we benefited from robust industry conditions and increasing demand for our products and solutions. Net sales for the three months ended July 3, 2021 included sales of $3.4 million from acquired businesses and favorable foreign currency translation effects of $3.9 million.
The Company’s gross profit for the three months ended July 3, 2021 increased to $265.4 million, up from $207.4 million for the three months ended June 27, 2020. The Company experienced a 46.4% gross margin for the three months ended July 3, 2021, compared to 46.2% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels, partially offset by an unfavorable sales mix.
The Company’s selling, general and administrative, or SG&A, expense increased by $5.7 million for the three months ended July 3, 2021 compared to the year-ago quarter, mainly due to higher employee costs resulting from increased headcount, benefits and merit increases.
As a result of the aforementioned factors, the Company reported net income of $88.8 million, or $0.65 per diluted share, for the quarter ended July 3, 2021, compared to net income of $68.0 million, or $0.50 per diluted share, a year ago.
On April 30, 2021, the Company issued $400.0 million aggregate principal amount of 3.625% senior unsecured notes due May 1, 2029, or the 2029 Notes. The Company used the net proceeds of the offering, together with cash on hand and borrowings under the Company’s senior secured revolving credit facility due 2023, or the Revolving Facility, to redeem all of the Company's $550 million aggregate principal amount of 4.625% senior unsecured notes due 2026, or the 2026 Notes. The redemption of the 2026 Notes resulted in a loss on extinguishment of debt of $23.1 million.
In connection with our issuance of the 2029 Notes, we amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $400.0 million (up from $300.0 million) and to extend the maturity date to April 30, 2026.
Cash and cash equivalents were $401.0 million at July 3, 2021, compared with $580.9 million at December 31, 2020. The Company had outstanding long-term debt (excluding current maturities) of $936.4 million at July 3, 2021, compared to $1,085.8 million at December 31, 2020.
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

Three and Six Months Ended July 3, 2021 Compared to Three and Six Months Ended June 27, 2020
The following table compares operating results for the three and six months ended July 3, 2021 and June 27, 2020, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Six months ended
(Dollars in thousands)	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
Net sales	$571,352	100.0%	$448,405	100.0%	$1,084,196	100.0%	$860,732	100.0%
Cost of sales	305,968	53.6	241,033	53.8	583,826	53.8	467,882	54.4
Gross profit	265,384	46.4	207,372	46.2	500,370	46.2	392,850	45.6
Selling, general and administrative expenses	72,621	12.7	66,872	14.9	144,010	13.3	125,763	14.6
Engineering, research and development expenses	41,972	7.3	32,572	7.3	79,720	7.4	62,204	7.2
Amortization of intangible assets	11,902	2.1	13,216	2.9	23,773	2.2	29,427	3.4
Operating income	138,889	24.3	94,712	21.1	252,867	23.3	175,456	20.4
Interest expense	10,697	1.9	13,005	2.9	22,349	2.1	23,564	2.7
Interest income	(54)	—	(213)	—	(125)	—	(534)	(0.1)
Other expense (income), net	23,560	4.1	(477)	(0.1)	27,890	2.6	401	—
Income before income taxes	104,686	18.3	82,397	18.4	202,753	18.7	152,025	17.7
Income tax expense	15,916	2.8	14,361	3.2	29,307	2.7	22,983	2.7
Net income	$88,770	15.5%	$68,036	15.2%	$173,446	16.0%	$129,042	15.0%
Net sales For the three months ended July 3, 2021, net sales increased by 27% to $571.4 million, compared to $448.4 million for the three months ended June 27, 2020. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended June 27, 2020	$448,405
Increase associated with volume, pricing and mix	115,582
Increase associated with effect of foreign currency translation	3,924
Increase associated with acquired businesses	3,441
Net sales in the quarter ended July 3, 2021	$571,352
Total net sales increased primarily as a result of strong growth across all three divisions, as we benefited from robust industry conditions and increasing demand for our products and solutions. Total net sales also reflected net sales associated with recent acquisitions of $3.4 million and favorable foreign currency translation effects of $3.9 million.
On a geographic basis, sales percentage by customers’ country or region for the three months ended July 3, 2021 and June 27, 2020 and the percentage increase in sales for the three months ended July 3, 2021 compared to the sales for the three months ended June 27, 2020 were as follows:

	Three months ended
	July 3, 2021	June 27, 2020	Percentage increase in sales
North America	24%	25%	25%
Taiwan	18%	20%	16%
China	16%	13%	56%
South Korea	14%	15%	27%
Japan	13%	13%	20%
Europe	8%	9%	25%
Southeast Asia	6%	5%	39%
The increase in sales to customers in North America, Taiwan, China, South Korea, Japan and Southeast Asia was primarily driven by a general increase in demand for products in all three of the Company’s segments. The increase in sales from Europe primarily relates to higher sales of Advanced Materials Handling products.

Net sales for the six months ended July 3, 2021 were $1,084.2 million, up 26% from $860.7 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the six months ended June 27, 2020	$860,732
Increase associated with volume, pricing and mix	207,447
Increase associated with effect of foreign currency translation	6,682
Increase associated with acquired businesses	9,335
Net sales in the six months ended July 3, 2021	$1,084,196
The Company’s sales growth was strong across all three divisions, as we benefited from robust industry conditions and increasing demand for our products and solutions. Total net sales also reflected net sales associated with recent acquisitions of $6.7 million and favorable foreign currency translation effects of $9.3 million.
On a geographic basis, sales percentage by customers’ country or region for the six months ended July 3, 2021 and June 27, 2020 and the percentage increase in sales for the six months ended July 3, 2021 compared to the sales for the six months ended June 27, 2020 were as follows:

	Six months ended
	July 3, 2021	June 27, 2020	Percentage increase in sales
North America	24%	25%	22%
Taiwan	19%	21%	13%
South Korea	14%	14%	28%
Japan	13%	13%	24%
China	16%	12%	67%
Europe	8%	8%	19%
Southeast Asia	5%	6%	15%
The increase in sales to customers in North America, Taiwan, China, South Korea, Japan and Southeast Asia was primarily driven by a general increase in demand for products in all three of the Company’s segments. The increase in sales from Europe primarily relates to higher sales of Advanced Materials Handling products. The increase in sales from Southeast Asia primarily relates to higher sales of Microcontamination Control products.
Gross profit The Company’s gross profit increased 28% for the three months ended July 3, 2021 to $265.4 million, compared to $207.4 million for the three months ended June 27, 2020. The Company experienced a 46.4% gross margin rate for the three months ended July 3, 2021, compared to 46.2% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels, partially offset by an unfavorable sales mix.
For the six months ended July 3, 2021, the Company’s gross profit increased 27% to $500.4 million, compared to $392.9 million for the six months ended June 27, 2020. The Company experienced a 46.2% gross margin rate for the six months ended July 3, 2021, compared to 45.6% in the comparable year-ago period. The gross profit and gross margin increases reflect higher factory utilization associated with higher sales levels, partially offset by an unfavorable sales mix.
Selling, general and administrative expenses SG&A expenses were $72.6 million in the three months ended July 3, 2021, compared to $66.9 million in the year-ago period. An analysis of the factors underlying the change in SG&A expenses is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended June 27, 2020	$66,872
Employee costs	6,366
Other decreases, net	(617)
Selling, general and administrative expenses in the quarter ended July 3, 2021	$72,621

SG&A expenses were $144.0 million for the first six months of 2021, representing a 15% increase compared to SG&A expenses of $125.8 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the six months ended June 27, 2020	$125,763
Employee costs	19,053
Other decreases, net	(806)
Selling, general and administrative expenses in the six months ended July 3, 2021	$144,010
Engineering, research and development expenses The Company’s engineering, research and development, or ER&D, efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses increased 29% to $42.0 million in the three months ended July 3, 2021 compared to $32.6 million in the year-ago period. An analysis of the factors underlying the increase in ER&D expenses is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended June 27, 2020	$32,572
Employee costs	4,216
Project materials	3,752
Other increases, net	1,432
Engineering, research and development expenses in the quarter ended July 3, 2021	$41,972
ER&D expenses increased 28% to $79.7 million in the first six months of 2021, compared to $62.2 million in the year-ago period. An analysis of the factors underlying the increase in ER&D is presented in the following table:

(In thousands)
Engineering, research and development expenses in the six months ended June 27, 2020	$62,204
Employee costs	9,856
Project materials	5,587
Other increases, net	2,073
Engineering, research and development expenses in the six months ended July 3, 2021	$79,720
Amortization expenses Amortization of intangible assets was $11.9 million in the three months ended July 3, 2021, compared to $13.2 million for the three months ended June 27, 2020. The decrease primarily reflects the elimination of amortization expense of $1.7 million for acquired identifiable intangible assets that became fully amortized in previous periods, partially offset by additional amortization expense of $0.4 million associated with recent acquisitions.
Amortization of intangible assets was $23.8 million in the six months ended July 3, 2021, compared to $29.4 million for the six months ended June 27, 2020. The decrease primarily reflects the elimination of amortization expense of $6.6 million for acquired identifiable intangible assets that became fully amortized in previous periods, partially offset by additional amortization expense of $0.8 million associated with recent acquisitions.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $10.7 million in the three months ended July 3, 2021, compared to $13.0 million in the three months ended June 27, 2020. The decrease primarily reflects lower average debt levels and interest rates.
Interest expense was $22.3 million in the six months ended July 3, 2021, compared to $23.6 million in the six months ended June 27, 2020. The decrease reflects lower average debt levels and interest rates.
Interest income Interest income was $0.1 million in the three months ended July 3, 2021, compared to $0.2 million in the three months ended June 27, 2020. The decrease reflects lower average interest rates and cash levels.
Interest income was $0.1 million in the six months ended July 3, 2021, compared to $0.5 million in the six months ended June 27, 2020. The decrease reflects lower average interest rates and cash levels.
Other expense (income), net Other expense, net was $23.6 million in the three months ended July 3, 2021 and consisted mainly of a loss on extinguishment of debt of $23.1 million associated with the redemption of the Company’s 2026 Notes (see note 6 to the Company’s condensed consolidated financial statements). Other income, net was $0.5 million in the three months ended June 27, 2020 and consisted mainly of foreign currency transaction gains of $2.0 million, partially offset by loss on debt extinguishment costs of $1.5 million associated with payments on the Company’s senior secured term loan facility due 2025, or the Term Loan Facility.
Other expense, net was $27.9 million in the six months ended July 3, 2021 and consisted mainly of a loss on extinguishment of debt of $23.1 million associated with the redemption of the Company’s 2026 Notes (see note 6 to the Company’s condensed consolidated financial statements) and foreign currency transaction losses of $4.4 million. Other expense, net was $0.4 million in the six months ended June 27, 2020 and consisted primarily of loss on debt extinguishment costs of $1.5 million associated with payments on the Term Loan Facility, partially offset by foreign currency transaction gains of $1.3 million.
Income tax expense Income tax expense was $15.9 million and $29.3 million in the three and six months ended July 3, 2021, respectively, compared to income tax expense of $14.4 million and $23.0 million in the three and six months ended June 27, 2020, respectively. The Company’s year-to-date effective income tax rate at July 3, 2021 was 14.5%, compared to 15.1% at June 27, 2020.
The decrease in the year-to-date effective income tax rate from 2020 to 2021 primarily relates to a decrease in the foreign effective tax rate due to a change in the foreign income mix and the recognition of a capital loss benefit of $5.6 million during the second quarter of 2021. These benefits were offset in part by a valuation allowance of $3.2 million on federal foreign tax credits generated in 2021 and the sale of intangible property of $3.5 million. Additionally, the income tax expense for the six months ended July 3, 2021 and June 27, 2020 includes discrete benefits of $9.1 million and $6.4 million, respectively, recorded in connection with share-based compensation.
Net income Due to the factors noted above, the Company recorded net income of $88.8 million, or $0.65 per diluted share, in the three months ended July 3, 2021, compared to net income of $68.0 million, or $0.50 per diluted share, in the three months ended June 27, 2020. In the three months ended July 3, 2021, net income, as a percentage of net sales, increased to 15.5% from 15.2% in the year-ago period.
In the six months ended July 3, 2021, the Company recorded net income of $173.4 million, or $1.27 per diluted share, compared to net income of $129.0 million, or $0.95 per diluted share, in the six months ended June 27, 2020. In the six months ended July 3, 2021, net income, as a percentage of net sales, increased to 16.0% from 15.0% in the year-ago period.
Non-GAAP Financial Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See the section entitled “Non-GAAP Information” below for additional detail, including the definition of certain non-GAAP financial measures and the reconciliation of these non-GAAP measures to the Company’s GAAP measures.
The Company’s principal non-GAAP financial measures are adjusted EBITDA and adjusted operating income, together with related measures thereof, and non-GAAP earnings per share.
Adjusted EBITDA increased 32% to $174.2 million in the three months ended July 3, 2021, compared to $131.5 million in the three months ended June 27, 2020. In the three months ended July 3, 2021, adjusted EBITDA, as a percentage of net sales, increased to 30% from 29% compared to the year-ago period.
Adjusted EBITDA increased 29% to $324.3 million in the six months ended July 3, 2021, compared to $251.8 million in the six months ended June 27, 2020. In the six months ended July 3, 2021, adjusted EBITDA, as a percentage of net sales, increased to 30% from 29% in the year-ago period.
Adjusted operating income increased 37% to $151.6 million in the three months ended July 3, 2021, compared to $110.8 million in the three months ended June 27, 2020. Adjusted operating income, as a percentage of net sales, increased to 27% from 25% in the year-ago period.
Adjusted operating income increased 33% to $279.6 million in the six months ended July 3, 2021, compared to $210.5 million in the six months ended June 27, 2020. In the six months ended July 3, 2021, adjusted operating income, as a percentage of net sales, increased to 26% from 24% in the year-ago period.
Non-GAAP earnings per share increased 42% to $0.85 in the three months ended July 3, 2021, compared to $0.60 in the three months ended June 27, 2020. Non-GAAP earnings per share increased 35% to $1.55 in the six months ended June 27, 2020, compared to $1.15 in the six months ended June 27, 2020.
The increases in adjusted EBITDA, adjusted operating income and non-GAAP earnings per share for the three and six months ended July 3, 2021 compared to the year-ago periods are generally attributable to the increases in sales and gross profit.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments, along with unallocated general and administrative expenses, for the three and six months ended July 3, 2021 and June 27, 2020.

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Specialty Chemicals and Engineered Materials
Net sales	$180,366	$146,213	$346,907	$290,427
Segment profit	44,945	32,938	79,501	65,608
Microcontamination Control
Net sales	$227,521	$183,758	$434,620	$343,019
Segment profit	78,132	62,137	148,698	112,304
Advanced Materials Handling
Net sales	$172,502	$126,434	$321,043	$242,571
Segment profit	42,093	22,809	74,188	43,441

Unallocated general and administrative expenses	$14,379	$9,956	$25,747	$16,470
Specialty Chemicals and Engineered Materials (SCEM)
For the second quarter of 2021, SCEM net sales increased to $180.4 million, compared to $146.2 million in the comparable period last year. The sales increase was primarily due to increased sales of advanced deposition materials, specialty gases and advanced coatings products. SCEM reported a segment profit of $44.9 million in the second quarter of 2021, up 36% from $32.9 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to increased sales volume, partially offset by a 5% increase in operating expenses, primarily due to higher compensation costs, partially offset by a gain on a sale of non-core intangibles.
For the six months ended July 3, 2021, SCEM net sales increased to $346.9 million, compared to $290.4 million in the comparable period last year. The sales increase was mainly due to increased sales of advanced deposition materials, specialty gases and advanced coatings products. SCEM reported a segment profit of $79.5 million in the six months ended July 3, 2021, up 21% from $65.6 million in the year-ago period also due to higher sales levels, partially offset by an 11% increase in operating expenses, primarily due to higher compensation costs, partially offset by a gain on a sale of non-core intangibles.
Microcontamination Control (MC)
For the second quarter of 2021, MC net sales increased to $227.5 million, compared to $183.8 million in the comparable period last year. The sales increase was mainly due to improved performance across substantially all platforms, with growth especially strong in liquid filtration and gas filtration products. MC reported a segment profit of $78.1 million in the second quarter of 2021, up 26% from $62.1 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to increased sales volume and favorable product mix, partially offset by a 14% increase in operating expenses due to higher compensation costs.
For the six months ended July 3, 2021, MC net sales increased to $434.6 million, compared to $343.0 million in the comparable period last year. The sales increase was mainly due to improved performance across substantially all platforms, with growth especially strong in liquid filtration and gas filtration products. MC reported a segment profit of $148.7 million in the six months ended July 3, 2021, up 32% from $112.3 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales volume and favorable product mix, partially offset by an 18% increase in operating expenses due to higher compensation costs.
Advanced Materials Handling (AMH)
For the second quarter of 2021, AMH net sales increased to $172.5 million, compared to $126.4 million in the comparable period last year. The sales increase was mainly due to improved sales from wafer handling, fluid handling, sensing and control products and sales of our Aramus high purity bags, as well as additional sales of $3.4 million attributable to the Company’s acquisition of Global Measurement Technologies, Inc., or GMTI. AMH reported a segment profit of $42.1 million in the second quarter of 2021, up 85% from $22.8 million in the year-ago period. The segment profit increase was primarily due to higher sales volume and favorable product mix, partially offset by an 18% increase in operating expenses due to higher compensation costs.
For the six months ended July 3, 2021, AMH net sales increased to $321.0 million, compared to $242.6 million in the comparable period last year. The sales increase was mainly due to improved sales from wafer handling, fluid handling, sensing and control products and sales of our Aramus high purity bags, as well as additional sales of $6.1 million attributable to the acquisition of GMTI. AMH reported a segment profit of $74.2 million in the six months ended July 3, 2021, up 71% from $43.4 million in the year-ago period. The segment profit increase was primarily due to higher sales volume, favorable product mix and partially offset by a 17% increase in operating expenses, primarily due to higher compensation costs.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $14.4 million in the second quarter of 2021, compared to $10.0 million in the comparable period last year. The $4.4 million increase mainly reflects a $3.0 million increase in charitable donation costs as the result of a $3.0 million contribution made by the Company to the Entegris Foundation, which funds science, technology, engineering and mathematics scholarships for women and individuals from underrepresented communities.
Unallocated general and administrative expenses for the six months ended July 3, 2021 totaled $25.7 million, up from $16.5 million in the six months ended June 27, 2020. The $9.3 million increase mainly reflects a $3.0 million increase in charitable donation costs, see comment above, and $7.6 million increase in employee costs.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	July 3, 2021	December 31, 2020
Cash and cash equivalents	$401,033	$580,893
Working capital	898,706	931,631
Total debt	936,382	1,085,783
The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. On April 30, 2021, the Company issued $400.0 million aggregate principal amount of the 2029 Notes. The Company used the net proceeds of the offering, together with cash on hand and borrowings under the Revolving Facility, to redeem all of the 2026 Notes. The redemption of the 2026 Notes resulted in a loss on extinguishment of debt of $23.1 million. In connection with our issuance of the 2029 Notes, we amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $400.0 million (up from $300.0 million) and to extend the maturity date to April 30, 2026.
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
We may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, in fiscal 2021, we have not experienced difficulty accessing the capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

In summary, our cash flows for each period were as follows:

	Six months ended
(in thousands)	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$134,970	$141,424
Net cash used in investing activities	(87,261)	(122,307)
Net cash (used in) provided by financing activities	(223,954)	163,833
(Decrease) increase in cash and cash equivalents	(179,860)	180,756
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flows provided by operating activities totaled $135.0 million in the six months ended July 3, 2021, compared to $141.4 million in the six months ended June 27, 2020. The decrease in cash provided by operating activities was primarily due to the net change in working capital and other assets and liabilities, partially offset by higher net income, net of non-cash adjustments, including the loss on debt extinguishment and modifications. The net change in working capital and other assets and liabilities resulted in a decrease to cash provided by operating activities of $144.7 million for the six months ended July 3, 2021 compared to a decrease of $81.9 million for the six months ended June 27, 2020.

Changes in working capital and other assets and liabilities for the six months ended July 3, 2021 were driven primarily by increases in inventories, accounts payable and decreases in accrued liabilities and income taxes payable. The change for inventory was driven by an increase in business activity. The change for accounts payable was due to timing of payments. The change for accrued liabilities was due to a higher payment of the previous year’s incentive compensation. The change for income taxes payable was primarily driven by higher income taxes paid.
Investing activities Cash flows used in investing activities totaled $87.3 million in the six months ended July 3, 2021, compared to $122.3 million in the six months ended June 27, 2020. The change resulted primarily from a reduction in cash paid for acquisitions of businesses, partially offset by higher cash paid for acquisition of property, plant and equipment.
Acquisition of property, plant and equipment totaled $85.1 million in the six months ended July 3, 2021, which primarily reflected investments in equipment and tooling, compared to $46.9 million in the six months ended June 27, 2020, which primarily reflected investments in equipment and tooling.
In the six months ended June 27, 2020, the Company used cash to acquire the Sinmat business for $75.6 million, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s condensed consolidated financial statements.
As of July 3, 2021, the Company expects its full-year capital expenditures in 2021 to be approximately $225.0 million for growth capacity investments and the initial phase of the previously announced investment in our new facility in Taiwan. As of July 3, 2021, the Company had outstanding capital purchase obligations of $114.5 million for the construction or purchase of plant and equipment not yet recorded in the Company’s condensed consolidated financial statements as the Company had not received the related goods or property as of such date.
Financing activities Cash used in financing activities totaled $224.0 million during the six months ended July 3, 2021, compared to cash provided by financing activities of $163.8 million during the six months ended June 27, 2020. The change was primarily due to a $418.1 million increase in payments on long-term debt and debt extinguishment. The Company made a payment of $569.1 million related to the redemption of the $550.0 million aggregate principal amount of 2026 Notes during the six months ended July 3, 2021, compared to a payment of $151.0 million of outstanding borrowings under the Term Loan Facility in the six months ended June 27, 2020. The increase in cash flows used in financing activities were offset in part by the absence of a $16.1 million deferred acquisition payment related to our acquisition of Digital Specialty Chemicals in 2020 and a $15.1 million increase in proceeds from the issuance of common stock.
Our total dividend payments were $21.8 million in the six months ended July 3, 2021, compared to $21.7 million in the six months ended June 27, 2020. We have paid a cash dividend in each of the past 15 quarters. On July 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share of common stock, payable on August 18, 2021 to stockholders of record on July 28, 2021.
Other Liquidity and Capital Resources Considerations
On April 30, 2021, the Company issued $400.0 million aggregate principal amount of the 2029 Notes. The Company used the net proceeds of the offering, together with cash on hand and borrowings under the Revolving Facility, to redeem all of the 2026 Notes. We capitalized $4.1 million of third-party expenses related to the issuance of the 2029 as debt issuance costs. At July 3, 2021, we had $400.0 million aggregate principal amount outstanding on the 2029 Notes.
The Company voluntarily redeemed its $550.0 million aggregate principal amount of 2026 Notes at a redemption price of 103.469% (expressed as percentage of principal amount), plus accrued and unpaid interest of $5.6 million. The redemption of the 2026 Notes resulted in a loss on extinguishment of debt of $23.1 million.

In connection with our issuance of the 2029 Notes, we amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $400.0 million (up from $300.0 million) and to extend the maturity date to April 30, 2026. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or LIBOR plus, in each case, an applicable margin. At July 3, 2021, there was no balance outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
The Company’s Term Loan Facility matures on November 6, 2025 and bore interest at a rate per annum of 2.1% at July 3, 2021. As of July 3, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $145.0 million.
As of July 3, 2021, we had $400.0 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028 outstanding.
Through July 3, 2021, the Company was in compliance with all applicable financial covenants under its debt arrangements.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent to an aggregate of approximately $9.0 million. There were no outstanding borrowings under this line of credit at July 3, 2021.
As of July 3, 2021, the Company’s sources of available funds were its cash and cash equivalents of $401.0 million, funds available under the Revolving Facility and international credit facilities and cash flow generated from operations. As of July 3, 2021, the amount of cash and cash equivalents held in certain of our foreign operations totaled approximately $276.2 million. If we repatriate such funds, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued taxes for the tax effect of repatriating the funds to the United States.
Off-Balance Sheet Arrangements
As of July 3, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for long-term debt. On April 30, 2021, the Company issued $400.0 million aggregate principal amount of 2029 Notes. On May 4, 2021, the Company redeemed the $550.0 million aggregate principal amount of 2026 Notes. Refer to note 6 to the Company’s condensed consolidated financial statements for a discussion of recent debt activity.
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
Adjusted EBITDA is defined by the Company as net income before, as applicable, (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense (income), net, (5) charge for fair value write-up of acquired inventory sold, (6) deal and transaction costs, (7) integration costs, (8) severance and restructuring costs, (9) amortization of intangible assets and (10) depreciation. Adjusted operating income is defined by the Company as adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby adjusted EBITDA and adjusted operating income are each divided by the Company’s net sales to derive adjusted EBITDA margin and adjusted operating margin, respectively.
Non-GAAP EPS is defined by the Company as net income before, as applicable, (1) charge for fair value write-up of acquired inventory sold, (2) deal and transaction costs, (3) integration costs, (4) severance and restructuring costs, (5) loss on extinguishment of debt and modification, (6) amortization of intangible assets, (7) tax effect of legal entity restructuring and (8) the tax effect of the foregoing adjustments to net income, stated on a per share basis.

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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$571,352	$448,405	$1,084,196	$860,732
Net income	$88,770	$68,036	$173,446	$129,042
Net income - as a % of net sales	15.5%	15.2%	16.0%	15.0%
Adjustments to net income
Income tax expense	15,916	14,361	29,307	22,983
Interest expense	10,697	13,005	22,349	23,564
Interest income	(54)	(213)	(125)	(534)
Other expense (income), net	23,560	(477)	27,890	401
GAAP – Operating income	138,889	94,712	252,867	175,456
Operating margin - as a % of net sales	24.3%	21.1%	23.3%	20.4%
Charge for fair value write-up of acquired inventory sold	—	—	—	361
Deal and transaction costs	—	503	—	1,934
Integration costs	632	355	2,676	403
Severance and restructuring costs	180	2,049	323	2,892
Amortization of intangible assets	11,902	13,216	23,773	29,427
Adjusted operating income	151,603	110,835	279,639	210,473
Adjusted operating margin - as a % of net sales	26.5%	24.7%	25.8%	24.5%
Depreciation	22,574	20,639	44,669	41,287
Adjusted EBITDA	$174,177	$131,474	$324,308	$251,760
Adjusted EBITDA – as a % of net sales	30.5%	29.3%	29.9%	29.2%
Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and Earnings per Share

	Three months ended		Six months ended
(In thousands, except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$88,770	$68,036	$173,446	$129,042
Adjustments to net income
Charge for fair value write-up of acquired inventory sold	—	—	—	361
Deal and transaction costs	—	503	—	1,934
Integration costs	632	355	2,676	403
Severance and restructuring costs	180	2,049	323	2,892
Loss on extinguishment of debt and modification	23,338	1,470	23,338	1,470
Amortization of intangible assets	11,902	13,216	23,773	29,427
Tax effect of adjustments to net income and certain discrete tax items[1]	(8,111)	(4,048)	(11,332)	(8,377)
Non-GAAP net income	$116,711	$81,581	$212,224	$157,152

Diluted earnings per common share	$0.65	$0.50	$1.27	$0.95
Effect of adjustments to net income	0.20	0.10	0.28	0.21
Diluted non-GAAP earnings per common share	$0.85	$0.60	$1.55	$1.15
1The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash equivalents and senior secured financing obligations are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100-basis point change in interest rates would potentially increase or decrease annual net income by approximately $2.0 million and $2.2 million for the periods ended July 3, 2021 and June 27, 2020, respectively.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. We have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renminbi, Canadian Dollar, Malaysian Ringgit, Singapore Dollar, Euro, Israeli Shekel and the Japanese Yen. Approximately 23.4% and 23.7% of the Company’s sales for the quarters ended July 3, 2021 and June 27, 2020, respectively, are denominated in these currencies, respectively. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies had experienced a 10% reduction versus the U.S. dollar during the three months ended July 3, 2021 and June 27, 2020, revenue for the quarters would have been negatively impacted by approximately $12.6 million and $10.5 million, respectively.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At July 3, 2021, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of July 3, 2021. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of July 3, 2021, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of July 3, 2021, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2021 - May 8, 2021	50,000	$115.30	50,000	$111,021,736
May 9, 2021 - June 5, 2021	38,400	$110.83	38,400	$106,765,890
June 6, 2021 - July 3, 2021	41,883	$118.88	41,883	$101,786,920
Total	130,283	$115.13	130,283	$101,786,920
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
Amendment No. 4 to Credit and Guaranty Agreement, dated as of April 30, 2021, among Entegris, Inc., as borrower, the other credit parties thereto, the lenders party thereto, the issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

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

ENTEGRIS, INC.

Date: July 27, 2021	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)