Form 10-K
period 2021-12-31
ENTEGRIS INC
filed 2022-02-04
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on July 3, 2021, the last business day of registrant’s most recently completed second fiscal quarter, was $13,985,301,409. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of January 31, 2022, 135,516,966 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders scheduled to be held on April 27, 2022, or the 2022 Proxy Statement, which is scheduled to be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2022 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed to constitute part of this Annual Report on Form 10-K.

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Minneapolis, Minnesota	185

ENTEGRIS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I
Item 1. Business.
OUR COMPANY
Entegris, Inc. (“Entegris”, “the Company”, “us”, “we”, or “our”) is a leading supplier of advanced materials and process solutions for the semiconductor and other high-technology industries. Our mission is to help our customers improve their productivity, performance and technology by providing enhanced materials and process solutions for the most advanced manufacturing environments. We leverage our unique breadth of capabilities to create mission-critical microcontamination control products, specialty chemicals and advanced materials handling solutions that maximize manufacturing yields, reduce manufacturing costs and enable higher device performance for our customers.
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
Our customized materials solutions enable the highest levels of performance essential to the manufacture of semiconductors. As our customers introduce more complex architectures and search for new materials with better electrical and structural properties to improve the performance of their devices, they rely on Entegris as a trusted partner to address these challenges. We understand these challenges and have solutions to address them, such as our advanced deposition materials, implant gases, formulated cleaning chemistries and selective etch chemistries. Our customers also require greater end-to-end materials purity and integrity in their manufacturing processes that, when combined with smaller dimensions and more complex architectures, can be challenging to achieve. To enable the use of new metals and the further miniaturization of chips, and to maximize yield and increase long-term device reliability, we provide products such as our advanced liquid and gas filtration and purification products that help to selectively remove new classes of contaminants throughout the semiconductor supply chain. In addition, to ensure purity levels are maintained across the entire supply chain, from bulk manufacturing, to transportation to and delivery through a fab, to application onto the wafer, we provide high-purity packaging, fluid monitoring and materials handling products.
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

We believe that our platform is differentiated and resilient for several reasons. First, approximately 69% of our revenue during 2021 was unit driven or recurring in nature, from products consumed as a result of the semiconductor manufacturing process. Our revenue is therefore generally more impacted by overall global semiconductor demand than the sales of semiconductor capital equipment. Second, our solutions are increasingly specified and tailored to meet our customers’ unique process conditions, and therefore switching away from our products may be costly and time consuming and may introduce risk to manufacturing yields. Third, our product portfolio is broad and not overly concentrated on any single product or product platform. As of December 31, 2021, we offered over 20,000 standard and customized products, and in 2021 no single product platform represented more than 4% of our net sales. Fourth, our customer base is diverse, and we are not overly dependent on any one single customer. Our customers are represented across the semiconductor supply chain, from chemical manufacturers, to equipment manufacturers, to semiconductor manufacturers. During 2021, only one customer accounted for over 10% of our net sales, while our top 10 customers accounted for approximately 43% of our net sales. Lastly, we believe our strong financial profile will allow us to invest in the research and development and advanced manufacturing capabilities necessary to maintain and expand our technology leadership and to drive organic growth. As we have done in the past, we expect to expand upon our product portfolio, increase our scale and strengthen our position as a leading supplier to our customers.

In recent years, we have also sought to diversify outside of the semiconductor industry by taking advantage of our core capabilities in material science and material purity to provide critical products for the life sciences industry. During that time, we partnered with several leading companies in the life sciences industry to help guide our development efforts. In just a few short years, we brought to market our Aramus high-purity bag assemblies that are used in the production of biologics, including COVID-19 vaccines. Going forward we will seek to expand the use of these solutions into non-COVID biologics. In addition, we expect to provide ancillary solutions around our Aramus bags, and also plan to expand our filter offerings for bioprocessing applications.

PROPOSED MERGER

On December 14, 2021, we entered into a definitive Agreement and Plan of Merger, or the merger agreement, with our wholly-owned subsidiary, Yosemite Merger Sub, Inc, or merger sub, and CMC Materials, Inc., or CMC, a leading global supplier of consumable materials to semiconductor manufacturers and pipeline companies. Pursuant and subject to the terms and conditions of the merger agreement, upon completion of the transaction, merger sub will merge with and into CMC, with CMC surviving and continuing as a wholly-owned subsidiary of Entegris. At the effective time of the proposed merger, each outstanding share of common stock of CMC (with certain exceptions set forth in the merger agreement) will be converted into the right to receive $133.00 in cash and 0.4506 shares of common stock of Entegris, plus cash in lieu of any fractional shares. The transaction is subject to certain conditions, including the affirmative vote of holders of a majority of the outstanding shares of common stock of CMC approving the adoption of the merger agreement and the receipt of approvals under United States and certain foreign antitrust and competition laws. We have agreed to operate our business in the ordinary course during the period between the execution of the merger agreement and the effective time of the proposed merger, subject to specific exceptions set forth in the merger agreement, and have agreed to certain other customary restrictions on operations, as set forth in the merger agreement.

In connection with the proposed merger with CMC, we have entered into an amended and restated commitment letter with Morgan Stanley Senior Funding, Inc. and certain other financial institutions providing for a senior secured first lien term loan B facility in an aggregate principal amount of up to $4 billion and a senior unsecured bridge term loan facility in an aggregate principal amount of up to $895 million. Commitments under the bridge facility will be reduced by, among other things, the aggregate gross cash proceeds in excess of $300 million resulting from any issuance or sale by Entegris of certain securities, including senior unsecured notes or other debt securities or other indebtedness for borrowed money, equity securities and equity-linked securities.

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
•Filters and purifiers, which help to ensure the purity of formulated cleaning chemistries and to achieve desired yields in the etch processing steps; and

•Precision-engineered coatings to provide barriers to corrosive chemistries in the etch environment, protect surfaces from erosion and minimize particle generation.

In addition to being utilized throughout the etch process, semiconductor manufacturers require ultra-high purity chemicals of precise composition to clean wafers before and after several of the processes described below. Our proprietary formulated cleaning chemistries are used in these wet cleaning processes, and our liquid filters and purifiers ensure the purity of these chemicals.

Deposition. Deposition is a process during which certain materials are transferred to the surface of a wafer. Deposition processes include physical vapor deposition, or PVD, where a thin film is deposited on a wafer surface in a low-pressure gas environment; chemical vapor deposition, or CVD, where a thin film is deposited on a wafer surface by exposing it to one or more volatile precursors which react with the wafer surface; atomic-layer deposition, or ALD, where a thin film is deposited on a wafer surface by exposing it to one or more precursors which react through a series of sequential, self-limiting reactions; and electro-plating, where a metal layer, such as copper, is deposited on a wafer surface using chemical baths. We provide products that are used during each of these deposition processes that are critical to enabling new device architectures, ensuring device performance and achieving the targeted manufacturing yields of semiconductor manufacturers, including:

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
•Roller brushes, which are used in conjunction with our formulated cleaning chemistries to clean the wafer after completion of the CMP process in order to prepare the wafer for subsequent operations; and
•Pad conditioners, which are used to prepare the surface of the CMP polishing pad prior to every polishing cycle.

Wafer Solutions. Our wafer and reticle carriers are high-purity “micro-environments” that carry wafers between manufacturing process steps. These products protect wafers from damage or abrasion and minimize contamination during transportation and automated processing. Front-end wafer processing can involve hundreds of steps and take several weeks. Protection of the processed wafer between steps is essential, as a single batch of fully processed 200 mm or 300 mm wafers transported in one of our products can be worth over a million dollars.

Chemical Containers. Semiconductor manufacturing and other high-technology manufacturing processes utilize large volumes of high-purity, corrosive and hazardous chemicals. We provide solutions for the handling of such chemicals, including:

•Ultra-high purity chemical container products, such as drums, flexible packaging and associated coded connection systems, which are designed to maintain chemical purity, maximize utilization and ensure safe transport, containment and dispense of valuable, ultra-clean process fluids, from bulk chemical manufacturing to point-of-use in the manufacturing process; and
•Ultra-pure valves, fittings, tubings and sensing and control products, which are used to distribute these chemicals around the fab and in wet process tools.

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

INDUSTRY TRENDS

Emerging Applications. The market for semiconductors has grown significantly over the past few decades, and we expect this trend to continue. We believe that smartphones (including 5G), the Internet of Things and emerging applications in cloud computing, machine learning and artificial intelligence, high performance computing, autonomous vehicles and virtual reality will drive growth in the demand for semiconductors, drive wafer starts and create significant opportunities for our products. Existing applications in data processing, wireless communications, broadband infrastructure, personal computers, handheld electronic devices and other consumer electronics are also expected to drive demand for semiconductors, and in turn, our products, especially in light of the increased prevalence of work-from-home and remote learning caused by the COVID-19 pandemic. For further information about our industries, see the “Risk Factors—Risks Related to Our Business and Industry” section of this Annual Report on Form 10-K, including under the heading “The industries we serve are constantly evolving, and any failure to manage our business effectively during periods of rapid change may adversely affect our business performance and results of operations.”

Manufacturing Complexity and Architecture. The emerging applications described above require more powerful, faster and more energy-efficient semiconductors. Semiconductor architectures are changing, with transistor design increasing in complexity, the use of multilayered patterning (for example, extreme ultraviolet lithography), structures such as FinFET, 3D NAND and gate-all-around, and shrinking dimensions. These advanced architectures require more process steps, more novel materials and more sophisticated contamination control to manufacture semiconductors. We believe that demand for our materials and consumable products will benefit from the increase in process steps in lithography, deposition, CMP and etch and clean required to manufacture leading-edge semiconductors.

Additionally, new materials have played a significant role in enabling improved device performance, and we expect this trend to continue. As dimensions get smaller, more novel materials will be required to enable transistor connectivity. For example, leading-edge semiconductor manufacturers are moving towards atomic layer scale, where the precision of the manufacturing process and purity of the materials used is vital to maintain device integrity. These materials need to be supplied and delivered at ever-increasing levels of purity and control, from point-of-production to point-of-dispense on the wafer. We expect the trend for new materials supplied at high levels of purity to drive demand for our advanced materials and our products and solutions designed to purify, monitor, protect, transport and deliver critical materials. To address the challenges related to advanced technology nodes, we collaborate with our customers to develop new materials, to enhance our filtration and purification capabilities and to introduce advanced materials packaging and monitoring capabilities.

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

Reliance on Trusted Suppliers. Our customers require that their key materials suppliers demonstrate greater capabilities and efficiencies in their processes, including sustainability, scalability, flexible manufacturing, quality control, supply chain management and the ability to effectively collaborate on solutions to problems. We have responded to these demands by deploying resources in strategic locations to enable us to align with customer requirements and drive operational excellence. For example, in 2020 we continued to invest in our laboratory in Taiwan by adding key wafer processing and analytical equipment to support clean formulation development and advanced filter evaluations. To continue to accelerate the development cycle, we have focused on building models that simulate the performance of certain of our cleaning products. In China, during 2021 we continued to invest in our manufacturing capabilities and technical applications development. In addition, during 2021 in Taiwan we started construction on a new manufacturing and enhanced technology facility, which we expect will be our largest such facility in the world, adding significant scale in a key region. We believe that, as semiconductor manufacturers require greater capabilities of their supply partners, we will be able to leverage our manufacturing, operational and technical capabilities, along with our broad technology portfolio and expanding scale, to become an increasingly important strategic supplier to our customers.

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
OUR COMPETITIVE STRENGTHS
Strong Technology Portfolio. In the highly competitive semiconductor industry, manufacturers seek partners that are applications experts with broad technology portfolios to collaborate with from product conception to high volume manufacturing. To that end, we are committed to being able to provide our customers with innovative solutions for their manufacturing needs. For example, we have introduced sub-5 nanometer filtration products, advanced deposition materials for next generation transistor and interconnect technologies, advanced reticle pods for extreme ultra-violet, or EUV, photolithography applications, advanced 300 millimeter wafer carriers and advanced coatings to meet the rigorous demands related to the manufacturing of advanced technology nodes faced by our customers. Given the competitive nature of the semiconductor industry, we continuously seek to engage with leading logic and memory manufacturers to further advance their technology roadmaps.
To sustain our competitive advantage, in addition to being applications experts, we must develop, maintain and protect our critical intellectual property, including with patents, know-how and trade secrets. To add to our already robust patent portfolio that consisted of over 2,840 patents worldwide as of December 31, 2021, during 2021 we filed new patent applications across the globe covering inventions and technologies related to EUV, precursors, deposition materials, purification and filtration, micro-environments, delivery systems and life sciences.
Comprehensive and Diverse Product Offerings. As semiconductor manufacturers drive towards more advanced technology nodes, our customers seek suppliers that can provide a broad range of customized, reliable, flexible and cost-effective products and materials, as well as the technological and application design expertise necessary to enhance their productivity, quality and yield. We believe our comprehensive offering of materials and products creates a competitive advantage as it enables us to meet a broad range of customer needs and provide a single source of product offerings for semiconductor device and equipment manufacturers, which can often translate to shorter time-to-solution and time-to-market for our customers. Additionally, our broad product and solution portfolio allows us to serve many aspects of the semiconductor manufacturing ecosystem and to create synergies among some of our products. For example, our highly selective nitride etch formulations used in 3D NAND applications have been co-developed with specifically functionalized filter membranes designed to ensure the highest process performance. Additionally, our sensing technology detects active components in the etch chemistry and allows customers to control the bath lifetime. Further, as the semiconductor industry looks to new metals for interconnect components, for example molybdenum and ruthenium, we believe our portfolio of deposition, clean, filtration and delivery products will become even more critical to enhancing our customers’ device performance and yield.
To further strengthen and improve our product offerings, we are committed to significant investment in research and development initiatives, having spent approximately $167.6 million, $136.1 million and $121.1 million on such activities in 2021, 2020 and 2019, respectively, representing 7.3%, 7.3% and 7.6% of our net sales, in 2021, 2020 and 2019, respectively. Our research and development expenditures have been increasingly directed towards innovation for advanced technology nodes, and in 2021, a significant portion of our research and development expenditures were focused at the leading edge. We plan to continue making substantial investments in research and development activities and expect our spending on such initiatives, as a percentage of revenue, to increase in the coming years.
Global Infrastructure. Complementing our strong technology portfolio and diverse product offerings, we have a global infrastructure of design, manufacturing, logistics, distribution, service and technical support facilities to meet the needs of our global customers. For example, during 2021 we started construction on a new manufacturing and enhanced technology facility, which we expect will be our largest such facility in the world, in Taiwan. We expect that initial commissioning operations will begin in late 2022, with production ramping thereafter. The new Taiwan facility will add to various recent and ongoing expansions of and investments in our manufacturing operations and advanced technology centers in the United States, Taiwan, Japan and South Korea designed to increase our local manufacturing capacity and to support our customers in these regions, to be even more responsive to their emerging needs and to help accelerate their development cycles and product ramps. Further, we have established or acquired new facilities in China to serve the semiconductor and life sciences industries in that country, expanded our manufacturing capacity in Malaysia and expanded our presence in Singapore to enhance our global and regional management of supply chain and manufacturing processes. Finally, we have completed a number of new capacity and technology development investments and expansions in the United States to support our customers in the life sciences industry. For more information on our advanced manufacturing capabilities, see the “—Manufacturing” section below. We service our customer relationships in Asia, North America, Europe and the Middle East predominantly via direct sales and support personnel and to a lesser extent through selected independent sales representatives and distributors.
Our expansive global presence allows us to meet our customers where they operate, which has enabled us to build strong relationships with them. Our customers include logic and memory semiconductor manufacturers, original equipment manufacturers, or OEMs, and semiconductor materials suppliers. These customer relationships provide us with significant collaboration opportunities at the early product design stage, which facilitate our ability to introduce new products and applications. For example, we work with our key customers in the development of advanced manufacturing processes to identify and respond to their requests for current and future generations of products for emerging applications requiring cleaner materials. Similarly, we also collaborate with our customers to develop systems that maintain the integrity and stability of materials during transport and throughout the manufacturing process. We believe that our customer base will continue to be an important source of new product development opportunities. Due to the specialized nature of our products, complexity of our customers’ manufacturing processes, customer qualification requirements and costs associated with re-formulation and re-qualification, we believe we have a strong position with our customers.
Operational Excellence. Our customers are increasingly focused on the effectiveness, dependability and consistency of their supply chains. We remain committed to operational excellence and are especially focused on the following priorities that we believe enable us to perform at the high level that our customers expect.
•Use of manufacturing equipment and facilities incorporating leading-edge technology, including advanced cleanroom and cleaning procedures. As our customers introduce more complex architectures and search for new materials with better electrical and structural properties to improve the performance of their devices, our equipment, technology and processes must evolve to keep pace. In response, we have invested heavily in leading-edge manufacturing facilities, which are located in strategic regions throughout the world. With our global presence, we are able to efficiently utilize our portfolio of manufacturing facilities to meet our customers’ needs quickly and efficiently.
•Implementation of automated manufacturing, quality and supply chain management systems. In recent years, we have made significant investments in quality systems to help drive automation of our processes. During this time, we have implemented standardized manufacturing systems to stress optimization of equipment effectiveness, predictive maintenance and direct labor productivity, automated quality systems that provide both process monitoring and statistical process control throughout the manufacturing process as well as predictive quality data to mitigate against potential quality deficiencies and supply chain management systems designed to ensure a reliable and responsive supply of high-quality raw materials. These systems generate large amounts of data, which we utilize to further enhance our quality, productivity and stability. Our focus on quality is evidenced by our sigma level moving from less than four in 2010 to greater than five in 2021, which represents a significant improvement in quality performance and reduction in defective parts produced. In addition, over the last several years we have earned awards from our customers for our performance and focus on continuous improvement.
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

OUR BUSINESS STRATEGY
We intend to build upon our position as a leading supplier of advanced materials and process solutions for the semiconductor and other high-technology industries to expand our core business and to grow in other high value-added manufacturing process markets. Our strategy includes the following key elements.
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
Leveraging Our Expertise. We leverage our broad expertise across our portfolio of advanced materials, materials handling and purification capabilities to create innovative and new solutions to address unmet customer needs. For example, certain of our formulated cleaning chemistry products are developed and manufactured by our SCEM segment, with collaboration from our MC segment, packaged with our ultra-clean container and connector system made by our AMH segment, and delivered to the process tools through fluid handling systems also made by our AMH segment. Furthermore, in process tools, these chemistries may go through one or several purification systems produced by our MC segment to eliminate particles and contaminants. Similarly, our advanced deposition materials business requires comprehensive capabilities across a number of disciplines, including the synthetization of unique molecules, specialized knowledge of how to purify these materials and the capability to safely transport and deliver them onto the wafer at a high throughput. We seek to utilize our expertise in areas of strategic and increasing importance to semiconductor manufacturers, such as developing advanced materials and ensuring the purity of high-value materials, and our ability to work collaboratively across our three segments enables us to quickly and effectively develop optimized and complementary solutions for our customers.
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

Safety. A core component of our strategy is our intense focus on the safety of our employees and of the individuals using our products. With respect to employee safety, we have put in place proactive programs designed to build a culture of safety in our facilities. And while the well-being of our employees is always at the top of our mind, we also design our products with the safety of the people who are using them in mind. To illustrate, our Aramus high-purity bags for biologics are designed to withstand cryogenic temperatures and to not break down in extremely cold environments. By reducing ruptures during transportation, our bags enable the effective distribution of vaccines, including those that may be used in the battle against the COVID-19 pandemic, which may allow quicker access to a vaccine when compared to the use of traditional technologies. Also, our Safe Delivery Source products are designed to minimize potential leaks during transportation and use of hazardous gases, features which provide significant safety, environmental and productivity benefits over traditional high-pressure cylinders.
Corporate Social Responsibility. We are embedding our corporate social responsibility program into our business strategy. Our program is built around the four core pillars of Innovation, Safety, Personal Development and Inclusion and Sustainability. The program includes goals, which are aligned to each of the four pillars, to guide it towards 2030. During 2021, we released our first annual corporate social responsibility report providing a comprehensive overview of our progress toward reaching our 2030 goals and outlining our baseline performance in 2020 across each of the four pillars. The 2020 annual corporate social responsibility report is published on our website at http://www.Entegris.com under “About Us - Corporate Social Responsibility.”
Adjacent Markets. We leverage the expertise that we have gained from serving the semiconductor industry to develop products for other industries that employ similar technologies and production processes and that utilize materials integrity management, high-purity fluids and integrated dispense systems. For example, outside of the semiconductor industry our products are used in manufacturing processes for biologics, flat panel displays, high-purity chemicals, solar cells, optical magnetic storage devices, LEDs and products for other life sciences and aerospace applications. We plan to continue to identify and develop products that address needs in adjacent markets. We believe that by utilizing our unique technical capabilities in advanced materials and contamination control and core manufacturing excellence to provide solutions across multiple industries, we are able to increase the total available market for our products and increase our return on R&D investments.

Strategic Acquisitions, Partnerships and Related Transactions. We will continue to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets, broaden our technological capabilities and product offerings, access local or regional markets and achieve benefits of increased scale. For example, we strengthened and broadened our specialty chemicals and engineered materials product offerings while also addressing gaps in our portfolio when we acquired BASF’s precision microchemicals business in 2021 and Sinmat, Inc., or Sinmat, in 2020 (CMP slurries in hard substrate applications) and Digital Specialty Chemicals, or DSC, and MPD Chemicals, or MPD, in 2019 (specialty chemicals). Similarly, we made several targeted acquisitions to diversify and expand our filtration and purification portfolio with the acquisitions of Hangzhou Anow Microfiltration Co., Ltd., or Anow, in 2019, the SAES Pure Gas business from SAES Getters S.p.A. in 2018, and the water and chemical filtration product line for microelectronics applications from W. L. Gore & Associates, Inc. in 2017. Finally, we added a suite of analytical instruments utilized in chemistry management and monitoring in semiconductor manufacturing processes to our product portfolio with our acquisitions of Global Measurement Technologies, Inc. in 2020 and Particle Sizing Systems, LLC in 2018. Our 2014 acquisition of ATMI, Inc., or ATMI, serves as an example of a strategic transaction that significantly increased our scale, as the acquisition brought a whole new portfolio of technologies and materials products to serve our semiconductor customers. Similarly, our proposed acquisition of CMC would significantly increase our scale and broaden our product and technology portfolio. Further, as the dynamics of the markets that we serve shift, we will reevaluate our existing businesses and may decide to restructure or replace one or more businesses, such as the sale of our small cleaning business in France in 2018 and exiting our small cleaning business in Taiwan in 2020. Finally, we regularly evaluate opportunities for strategic alliances, such as our strategic alliance with Enthone, joint development programs and collaborative marketing efforts with key customers and other industry leaders. For example, we have agreements with local partners to expand our capability to manufacture certain specialty chemical and deposition products locally and shorten our supply chain for our customers in China.
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
SPECIALTY CHEMICALS AND ENGINEERED MATERIALS SEGMENT
The SCEM segment provides high-performance and high-purity process chemistries, gases and materials that enhance our customers’ product performance. These materials are utilized in critical semiconductor manufacturing processes such as deposition, cleaning and integration of complex process materials. Advanced materials, delivered at high purity, are critical to enabling the performance of leading-edge logic and memory applications. We believe the growing demand in the advanced logic and memory market, challenges with metallization schemes and the need for specialized cleaning solutions will drive demand in our SCEM segment. In conjunction with products from our MC and AMH segments, the materials that our SCEM segment produces provide unique solutions to safely and efficiently deliver critical materials to support semiconductor and other advanced manufacturing processes. In addition, certain of the materials that our SCEM segment provides allow for enhanced product performance for our customers in aerospace, medical, pharmaceuticals and other high-technology intensive material segments.
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
Surface Preparation and Integration Products. We offer a range of materials used to prepare the surface of a semiconductor wafer during the manufacturing process and to integrate with materials being used on the wafer. We offer a broad range of cleaning solutions for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal and corrosion prevention. Our wet chemistry solutions, combined with filtration solutions from our MC segment and fluid handling solutions from our AMH segment, provide enhanced purity, which results in improvements in our customers’ processes. Our consumable polyvinyl alcohol roller brush products are used to clean the wafer following the CMP process, and our pad conditioners, based on our silicon carbide capabilities, lengthen CMP pad life. Through the acquisitions of BASF’s precision microchemicals business and Sinmat, we now offer slurry products used for polishing ultra-hard surface materials, including SiC and GaN substrates, which are utilized in the power electronics and advanced communications end-markets. We also provide advanced plating solutions, such as our Viaform® product (a trademark of and exclusively licensed from Element Solutions, Inc.), which includes inorganic and proprietary organic molecules that provide the wiring for copper interconnects.
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
MICROCONTAMINATION CONTROL SEGMENT
The MC segment offers solutions to purify critical liquid chemistries and process gases used in semiconductor manufacturing processes and other high-technology industries. The design and performance of our liquid and gas filtration and purification products are important to the semiconductor manufacturing process because they remove contamination, directly reduce defects, improve manufacturing yield and enhance the long-term reliability of the semiconductor device. Our proprietary filters remove organic and inorganic nanometer-sized contaminants from various fluids and gases used in the manufacturing process, including photolithography, deposition, planarization and surface etching and cleaning. As our customers leverage leading-edge lithography tools and multi-patterning technology to enable each subsequent generation of products, our filtration and purification products are utilized to achieve necessary levels of purity and contamination control. We believe demand for purification and filtration products is being driven by the continuous node shrink in logic semiconductors and the ramp in the 3D NAND market, as the risk of yield loss grows with the incremental manufacturing steps needed for the production of these devices. We utilize expertise from the AMH segment in polymer science and from the SCEM segment in formulated cleaning chemistries to develop differentiated filtration and purification solutions for our customers.
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
Gas Microcontamination Control Products. We offer a broad portfolio of products designed to remove particulate and molecular contaminants from controlled environments and gas streams in semiconductor, flat panel display and LED fabs. Our

Wafergard® gas filters reduce outgassing and remove particle contamination. Our GateKeeper® gas purifiers and large facility-wide gas purification systems provide continuous purified gas supply to customer fabs from the point of creation on the gas pads to the point-of-use at the wafer by chemically reacting and absorbing contaminants, effectively removing gaseous contaminants down to part-per-trillion levels. Our Chambergard™ gas diffusers provide semiconductor equipment manufacturers with the capability to rapidly vent their tools to atmosphere to dramatically reduce process cycle times without adding particles to the wafers. In addition, our Vaporsorb products are used to eliminate airborne molecular contamination from critical process tool areas or cleanrooms in the fab. These products are used in or alongside critical processing tools to improve yield and reduce tool downtime.
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
Microenvironment Solutions. We lead the market with our high-volume line of Ultrapak® and Crystalpak® products for wafers ranging from 100 to 200 millimeter, which ensure the clean and secure transport of wafers from the wafer manufacturers to the semiconductor fabs. We also offer a front-opening shipping box, or FOSB, for the transportation and automated interface of 300 millimeter wafers. We lead the market for 300 millimeter front-opening unified pods, or FOUPs, wafer transport and process carriers and standard mechanical interface pods, or SMIF pods, for 200 millimeter wafer applications. These microenvironment products safely and accurately deliver wafers within the semiconductor fab environment to the various process fabrication steps. We are a leader in reticle protection products for photolithography, including products that protect the high-value EUV lithography masks during both the mask manufacturing process and their use in the semiconductor fab.
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
In addition, we are a leader in high-purity fluid handling products such as valves, fittings, tubing, pipe, custom fabricated products and associated connection systems, such as our PrimeLock® connections, for high-purity chemical applications and our proprietary digital flow control technology improving the uniformity of chemicals applied on wafers. Our IntelliGen® integrated, high-precision liquid dispense systems enable the uniform application of advanced chemistries during the wafer fabrication process, integrating our valve control expertise with filter device technologies from our MC segment, in order to conserve high-value chemistry and reduce defects on wafers. Our comprehensive product lines provide our customers with a single-source provider for their high-purity chemical management needs throughout the manufacturing process.
Further, we provide market-leading instrumentation solutions to ensure consistency of complex blended chemistries and CMP slurries. For example, our Single Particle Optical Sizing technology accurately determines particle size and counts. We also produce on-tool process monitoring systems that perform automated online particle size and/or counts analysis of suspensions with the Accusizer® system. These applications include real-time monitoring of CMP slurries and other instrumentation for liquid applications in both semiconductor and life science industries. Our SemiChem® systems and Invue® products measure chemical concentration in CMP slurries and formulated cleaning chemistries. These process instruments provide our customers critical process monitoring to enable improved semiconductor device yields.
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

In 2021, 2020 and 2019, net sales to our top ten customers accounted for 43%, 46% and 43%, respectively, of our combined net sales. In 2021, 2020 and 2019, Taiwan Semiconductor Manufacturing Company Limited, accounted for $272 million, $208 million and $187 million of our net sales, respectively, or approximately 12%, 11% and 12% of our net sales, respectively, including sales from each of our three reporting segments. In addition, in 2021, 2020 and 2019, Samsung Electronics Co. accounted for $199 million, $172 million and $128 million of our net sales, respectively, or approximately 9%, 9% and 8% of our net sales, respectively, including sales from all of the Company’s segments. International net sales represented approximately 77%, 75% and 76%, respectively, of our total net sales in 2021, 2020 and 2019.
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
SALES, MARKETING AND SUPPORT
We sell our products worldwide, primarily through our direct sales force and strategic independent distributors located in all major semiconductor markets. Independent distributors are also used in other market territories and for specific market segments. As of December 31, 2021, our sales and marketing force consisted of approximately 630 employees worldwide.
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
Because of the unique breadth of our capabilities, we believe that there are no global competitors that compete with us across the full range of our product offerings. Many of our competitors are local companies that participate in only a few products or in specific geographies. While there are other larger, broad-based materials suppliers, many are concentrated in specific product areas, such as filtration, specialty chemicals or materials handling. Notable competitors with respect to certain specific product areas include Pall Corporation (part of Danaher Corporation), Shin-Etsu Polymer Co., Ltd., Gemu Valves, Inc., Tokyo Keiso Co., Ltd., Mersen, the EMD Performance Materials division of Merck KGaA, E. I. du Pont de Nemours and Company, Air Liquide, Praxair, Inc. (a subsidiary of Linde plc.), Donaldson Company, Inc. and Parker Hannifin Corp.
ENGINEERING, RESEARCH AND DEVELOPMENT
We believe that technology is important to the success of our businesses, and we plan to continue to devote significant resources to engineering, research and development, or ER&D, balancing efforts between shorter-term market needs and longer-term investments. As of December 31, 2021, we had approximately 1,050 employees in ER&D. We have supplemented and may continue to supplement our internal research and development efforts by licensing technology from third parties and/or acquiring rights with respect to products incorporating externally owned technologies. Our R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers.
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
PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS
As of December 31, 2021, we owned approximately 2,840 active patents worldwide, of which about 630 were United States patents. Additionally, we owned about 1,300 pending patent applications globally. In addition, we license certain patents owned by third parties. We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. We seek to refresh our intellectual property on an ongoing basis through continued innovation. While we license and expect to continue to license technology used in the manufacture and distribution of products from third parties, we do not consider any particular patent or license to be material to our business.
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
HUMAN CAPITAL RESOURCES
We believe that our employees are a critical asset in achieving our mission of helping our customers improve their productivity, performance and technology by providing enhanced materials and process solutions for the most advanced manufacturing environments. In order to attract and retain top talent, we are focused on creating a diverse, inclusive and safe workplace and are committed to providing competitive total rewards and quality development and training opportunities for our employees.
As of December 31, 2021, we had approximately 6,850 employees, of whom approximately 53%, 18%, 9%, 7%, 6%, 5% and 2% are located in North America, Southeast Asia, Japan, China, South Korea, Taiwan and Europe, respectively. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required. None of our employees is represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in certain international jurisdictions.
Culture. Our organization is built around what we call our PACE values: our core values of treating people with respect and dignity, acting honestly and consistently, encouraging creativity and innovation and a dedication to excellence. We believe that by continuing to focus on these values, we provide our employees with a positive work environment that encourages them to continue innovating.
We regularly conduct surveys of our employees to understand their perspectives on a number of topics. During 2021, these topics included commitment to Entegris’ core values, safety and general employee satisfaction. Management uses the information gathered from these surveys to inform its decision making with respect to employee matters, aiming to continue to be an employer of choice in our industries.

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
Our commitment to diversity and inclusion is evidenced by the creation and support of our Employee Networks, which are networks of our employees who share a common interest and are designed to advance diversity and inclusion and to promote our workplaces as environments where all individuals are valued for their talents and empowered to reach their fullest potential. As of December 31, 2021, our Employee Networks included groups focused on gender identity, sexual orientation, age and veteran status.
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
In response to the COVID-19 pandemic, we have taken proactive, aggressive actions to protect the health and safety of our employees, customers, partners and suppliers, consistent with the latest and evolving governmental guidelines. We expect to continue to implement appropriate measures until the COVID-19 pandemic is adequately contained. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations or as we otherwise see fit to protect the health and safety of our employees, customers, partners and suppliers.
Total Rewards. We are focused on enhancing our high-performing organization. To achieve this, we seek to attract and retain talented employees by providing compelling total rewards, encompassing pay, benefits and other programs, that enrich our employees, both personally and professionally. Our total rewards program is designed to be attractive and competitive and to enable our employees to reach their highest potential by directly impacting their financial security, career growth opportunities and the health and well-being of them and their families.
Talent Development and Training. We are committed to the continued development and training of our employees. We conduct formal evaluations with each of our employees on an annual basis, and managers provide feedback directly to employees through informal review sessions periodically throughout the year. Our formal evaluation process requires employees to track whether they met certain development goals that are set at the beginning of the review period. While we continue to search for new perspectives and insights with external hires, we also seek to provide opportunities for our employees to grow their careers and regularly fill open vacancies with internal candidates. In addition, management periodically assesses succession planning for certain key positions and reviews our workforce to identify high potential employees for future growth and development.
We also provide formal and informal training opportunities for our employees covering a variety of professional, technical and leadership topics. Our training opportunities are designed to promote learning across all levels of our organization, and in 2021 our formal training offerings included management trainings and the development of both technical and soft skills.
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
AVAILABLE INFORMATION
Our Internet address is www.entegris.com. On this website, under the “About Us—Investor Relations—Financial Information” section, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC: our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; any amendments to those reports or statements, and Form SD. All such filings are available on our website free of charge. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on our website and any other website as referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
Risk Factor Summary
Risks Related to Our Business and Industry
•The impact of the COVID-19 pandemic.
•The impact of declines in industry or worldwide economic conditions.
•Variability of revenues and operating results.
•The evolving nature of the industries we serve and the impact of changes in products and technology.
•Supply chain risks.
•Operation of a global business.
•The impact of tariffs, export controls and other trade laws and restrictions, especially with respect to China.
•Customer concentration.
•Continuing innovation and introduction of new products.
•Risks related to competition.
•Our ability to successfully acquire other business, form joint ventures or divest businesses.
•The impact of disruptions to our operations.
•The use of hazardous materials in our operations.
•Loss of key employees.
•Our ability to obtain, protect and enforce intellectual property rights.
•The impact of information technology system failures, network disruptions and breaches in data security.
•The impact of climate change.
Risks Related to Government Regulation
•The impact of environmental laws and regulations.
•Risks related to the regulatory environment.
•Changes in taxation or adverse tax rulings.
Risks Related to Our Indebtedness
•The impact of our indebtedness.
•Restrictions on our operations as a result of the terms of the Credit Agreement.
Risks Related to Owning our Common Stock
•The volatility of the price of our common stock.
•Changes in capital allocation strategy.
•Provisions in our charter documents and Delaware law may delay or prevent an acquisition of us.
Risks Related to Our Pending Merger with CMC Materials, Inc.
•Failure to complete the merger and termination thereof.
•The impact of the merger on the market price of shares of our common stock.

•Restrictions on our operations until the completion of the merger.
•Employee-related risks, including retention.
•Retention of customers or suppliers.
•Risks related to debt of the combined company.
Risks Related to Our Business and Industry
The COVID-19 pandemic and continuing governmental responses could materially adversely affect our financial condition and results of operations.
The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the countries in which we operate. As we are currently experiencing with the omicron variant, there may be additional waves of infection, which could be more contagious than prior waves. We have taken proactive measures to protect the safety of our employees at all of our global facilities. Governmental authorities continue to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. Measures providing for business shutdowns have generally excluded certain essential services, including critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, suppliers and other third parties with which we do business. For example, in March 2020 the government of Malaysia issued an order that significantly reduced the number of employees who could be physically present to operate our Malaysian plant, which temporarily reduced the productivity of that plant. During 2021, we experienced brief interruptions in operations at several of our sites across the world.
Constraints and limitations imposed on our operations or modifications on our business practices, or those of our suppliers, may limit our ability to meet customer demand, cause us to increase our safety stock of certain materials, reduce our productivity, slow or diminish our research and development activities, make our products less competitive, or cause our customers to seek alternative suppliers and delay customer qualification activities, any of which could harm our business, reduce our profitability or have a material adverse effect on our financial condition and results of operations. For example, employees working remotely may not be able to maintain the same level of productivity and efficiency and employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Absenteeism caused by the COVID-19 pandemic may increase in the future and may harm our productivity. We have incurred and may continue to incur incremental compensation expense related to the COVID-19 pandemic. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have in certain instances resulted in higher costs and delays both in obtaining materials and shipping finished goods to customers. The pandemic and related restrictions have placed considerable strain on us, our suppliers and other third parties with which we do business. The increased reliance on remote access to information systems by us and our customers, suppliers and other third parties with which we do business increases the risk of exposure of our information and systems to potential cybersecurity breaches. There is no certainty that additional measures required by government authorities or as we determine to be in the best interests of our employees, customers, partners and suppliers will be sufficient to mitigate the risks posed by the virus and we may be unable to respond to the needs of our global business. Furthermore, we cannot predict with certainty the impact that future government, restrictions, mandates or related measures may have on our workforce and operations. These may require significant time and attention from management to implement, increase our operating costs, reduce productivity, result in attrition of our employees or hinder our ability to recruit and retain our employees.
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

Declines in industry or worldwide economic conditions may adversely affect our business. Our revenue is primarily dependent upon demand from semiconductor manufacturers, which is largely driven by the current and anticipated demand for electronic products that utilize semiconductors. Despite recent increases in demand for semiconductors in applications such as smartphones, 5G wireless technology, cloud computing, the Internet of Things, machine learning and artificial intelligence, autonomous vehicles and virtual reality, the semiconductor industry has historically been, and is likely to continue to be, cyclical with periodic significant downturns, resulting in significantly decreased demand for products such as ours. While demand for semiconductors has remained robust, the COVID-19 pandemic has significantly increased economic and demand uncertainty and contributed to substantial volatility and inflationary pressure in global markets, including those in which we participate. We anticipate that the pandemic will continue to adversely affect the global economy, and it is possible that it could cause a global recession, each of which may adversely affect our business. We have previously experienced significant revenue deterioration and operating losses due to severe downturns in the semiconductor industry, which often occur suddenly. The semiconductor industry is also affected by seasonal shifts in demand. We are unable to predict the timing, duration or severity of any future downturns in the semiconductor industry. As a result, we could underperform the market or our peers.
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
•a decline in demand for our products would have an immediate impact on our revenues;
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
We anticipate that the ongoing COVID-19 pandemic may cause us to experience at least some of these adverse changes, but we cannot predict the timing or degree to which they will occur, if at all.
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
Intense competition in the semiconductor industry often leads to rapid changes in products and technology. These changes can significantly alter demand for our products and the amount and mix of customers’ spending on our products and solutions can significantly impact our results of operations. Changes in demand may arise from factors such as advances in fabrication processes, new and emerging technologies, end-user demand, customers’ production capacity and customers’ capacity utilization. We must accurately forecast demand for each of our products and effectively manage our resources and production capacity across our various businesses. Although we regularly reassess our allocation of resources in response to the changing business environment, we may incur unexpected or additional costs to align our operations with demand, If we do not adequately anticipate changes in our business environment, we may lack the infrastructure, manufacturing capacity and resources to scale up our business to meet customer expectations and compete successfully during a period of growth, or we may expand our capacity too rapidly, resulting in excess fixed costs. Even with effective allocation of resources and management of costs, during periods of decreasing demand, our gross margins and earnings will usually be adversely impacted. Especially during transitional periods, resource allocation decisions can have a significant impact on our future performance, particularly if we have not accurately anticipated the correct mix of industry changes. Our success will depend, to a significant extent, on our management’s ability to identify and respond to these challenges effectively.
Our ability to increase sales of our products, particularly our capital equipment products, depends in part upon our ability in a very short timeframe to ramp up our manufacturing capacity and to mobilize our supply chain. If we are unable to expand our manufacturing capacity on a timely basis, manage the expansion effectively and obtain larger quantities of raw materials, our customers could obtain products from our competitors, which would reduce our market share, harm our reputation as a trusted partner and impact our results of operations. These challenges have been exacerbated by the COVID-19 pandemic. In 2021, we faced several instances where our manufacturing capacity was constrained and the lead time to manufacture and deliver our customers’ products was extended. If we are unable to meet our customers’ demand for our products or deliver our products within their required lead times, our customers may seek to replace us with alternative suppliers. Additionally, although we have been increasing inventory levels to support strong demand in a challenging supply chain environment, historically we have operated our business on a just-in-time shipment basis with a modest level of inventory, ordering supplies and planning production based on internal demand forecasts. The failure to accurately forecast demand for our products, in terms of both volume and product type, has in the past led to, and may in the future lead to, delays in product shipments and disappointment of customer expectations, as well as an increased risk of excess and obsolete inventory.

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
At times, we have experienced a limited supply of certain raw materials, which has resulted in delays, lost revenue, increased costs and risks associated with qualifying products that are manufactured using such new raw materials with our customers. Events such as an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products could harm our ability to acquire sufficient quantities of such raw materials, and our manufacturing operations may be interrupted. For example, in 2021 we experienced a disruption in the supply of certain ceramic material for use in our coatings business in our SCEM division when the supplier was unable to produce these materials at the required specifications. When these events occur, we work collaboratively with the supplier to determine the root cause and to solve the manufacturing issue in order to reestablish the supply of these materials. We may be unable to successfully reestablish our raw material supply in the future, in which case shortages may adversely affect our operations. Additionally, our suppliers may not have the capacity to meet increases in our demand for raw materials, in turn, making us unable to meet demand from our customers. Prices for our raw materials can vary widely. While we have long-term arrangements with certain key suppliers that fix our price for the purchase of certain raw materials, if the cost of our raw materials increases, as we have seen recently due to inflationary pressure, and we are unable to correspondingly increase the sales price of our products or find other cost savings, our profit margins will decline.
The COVID-19 pandemic has caused a difficult and dynamic supply chain and global logistics environment, and we have experienced instances of raw material constraints and shortages, higher freight costs and delivery delays in both inbound shipments of raw materials and outgoing shipments of finished products to customers. If our suppliers or sub-suppliers are unable to maintain their operations or COVID-19 related restrictions become more severe, we may encounter difficulties obtaining raw materials, which may cause us to fail to meet customer demand or require us to pay higher prices for these materials, either of which could harm our business and profitability. To mitigate the risk of potential supply interruptions from the COVID-19 pandemic, during 2021, we chose to increase certain inventory levels, causing us to hold more inventory than we might have otherwise maintained. Additionally, an economic slowdown caused by the COVID-19 pandemic or otherwise could harm the financial health of our suppliers and sub-suppliers. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers could cause a disruption in our ability to obtain raw materials or components or adversely affect our operations. We may increase our safety stocks of raw materials or components or alter our payment terms with certain suppliers, including prepaying for raw materials, any of which could put downward pressure on our cash flow.
We are exposed to the risks of operating a global business as a significant amount of our sales and manufacturing activity occur outside the United States.
Sales to customers outside the United States accounted for approximately 77%, 75% and 76% of our net sales in 2021, 2020 and 2019, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and depend on international suppliers for many of our parts and raw materials. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:
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
In addition to the tariffs mentioned above, over the last several years, the U.S. government has significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China. For example, effective June 29, 2020, the U.S. Department of Commerce imposed new export controls on the transfer of many U.S. products and technologies, including many commercial-grade electronics, to “military end users” in China, a term which may include many Chinese commercial companies that sell products to or do business with the military. Likewise, beginning in May 2019, the U.S. Department of Commerce imposed significant restrictions on the transfer of any products from the United States, as well as many products produced overseas that incorporate U.S. content or rely on U.S. software or technology, to Huawei Technologies Co., Ltd. and several of its overseas affiliates, including HiSilicon, and took similar action against Semiconductor Manufacturing International Corporation in December 2020. The U.S. Department of Commerce continues to impose similar export-related restrictions against other Chinese companies for their support of the military, for business activities, including supply chain activities, related to the Xinjiang region of China, and for other actions found to be contrary to U.S. national security or foreign policy. The U.S. government also continuously assesses which “emerging and foundational technologies” warrant new or additional controls, which could subject additional U.S.-origin products and services to more stringent export restrictions. It is possible that these modified regulations, and any future regulations, could reduce demand for our products. As a result of these restrictive measures, certain of our customers have made efforts to source products domestically in order to mitigate perceived risks to their supply chain. If these efforts are successful, are widespread amongst our customers and expand to our products and solutions broadly, overall global demand for our customers’ products or for other products produced or manufactured in the United States or based on U.S. technology may be reduced, in turn reducing demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. Such risks may be especially exacerbated as they relate to China, a market that is important to our business, representing approximately 16% of our sales in 2021.
A significant portion of our sales is concentrated on a limited number of key customers, and our net sales and profitability may materially decline if we were to lose one or more of these customers.
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections and profitability. Our top ten customers accounted for 43%, 46% and 43% of our net sales in 2021, 2020 and 2019, respectively. Our customers could stop using our products in their manufacturing processes with limited advance notice to us, and we would have limited or no contractual recourse. The cancellation, reduction or deferral of purchases of our products by any one of these customers could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers, if our products are not specified for our significant customers’ products or if we suffer a material reduction in their purchase orders, our revenue could decline and our business, financial condition and results of operations could be materially and adversely affected. Due to the long design and development cycle and lengthy customer product qualification periods required for most of our products, we may be unable to replace these customers quickly, if at all.
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
The semiconductor industry is subject to rapid technological change, changing customer requirements and frequent new product introductions. In our industry, the first company to introduce an innovative product that addresses an identified market need will often have a significant advantage over competing products. For this reason, we make significant expenditures to research, develop, engineer and market new products and make significant capital investments in technology and manufacturing capacity in anticipation of future business and without any purchase commitment from our customers. We incurred $167.6 million, $136.1 million and $121.1 million for engineering, research and development expense in 2021, 2020 and 2019, respectively, to support new product and technology development. Following development, it may take several years for sales of a new product to reach a substantial level, if ever. If a product concept does not progress beyond the development stage or only achieves limited acceptance in the marketplace, we may not receive a direct return on our expenditures, we may lose market share and our revenue and our profitability may decline. For example, in the past, we incurred significant impairment charges for capital expenditures related to developing the capability to manufacture shippers and FOUPs for 450 mm wafers, which major semiconductor manufacturers announced that they would not initiate manufacturing for in the foreseeable future.
We believe that our future success will depend upon our ability to continue to develop mission-critical solutions to maximize our customers’ manufacturing yields and enable higher performance semiconductor devices. A failure to successfully anticipate and respond to technological changes by developing, marketing and manufacturing new products or enhancements to our existing products could harm our business prospects and significantly reduce our sales. For example, as 3D NAND technology advances to higher densities, the conventional process used to etch critical features no longer works. Recognizing the need for a new chemistry, we developed a series of prototype formulations for highly selective nitride etch and developed a specialized liquid filter that removes contaminants while simultaneously maintaining the critical components that make the chemistry function. While we have achieved process-of-record for these specific etch processes with certain customers and we are preparing for rapid, high-volume ramp, we may not generate significant revenue from these solutions. We cannot assure you that the new products and technology we choose to develop and market will be successful. In addition, if new products have reliability or quality problems, we may experience reduced orders, higher manufacturing costs, delays in acceptance and payment, additional service and warranty expense and damage to our reputation.
Competition from new or existing companies could harm our financial condition, results of operations and cash flow.
We operate in a highly competitive industry. We face many competitors, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. In addition, some of our competitors may have better-established customer relationships than we do, which may enable them to have their products specified for use more frequently and more quickly by these customers. We also face competition from smaller, regional companies that focus on serving customers in their regions. Further, customers continually evaluate the benefits of internal manufacturing versus outsourcing, and a customer’s decision to internally manufacture products that we provide may negatively impact us. If we are unable to maintain our competitive position, we could experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and a loss of market share, any of which could have a material adverse effect on our results of operations. Further, we expect that existing and new competitors will improve their products and introduce new products with enhanced performance characteristics. The introduction of new products or more efficient production of existing products by competitors could diminish our market share and increase pricing pressure on our products.
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

•an acquired company may have inadequate or ineffective internal controls over financial reporting, disclosure controls and procedures, cybersecurity, privacy, environmental, health and safety, anti-bribery, anti-corruption, human resource or other policies or practices, which may require unexpected or additional integration, mitigation and remediation costs;
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
Some of our products are manufactured at only one or two facilities in different countries, many of which are subject to severe weather events and natural catastrophes, such as typhoons in Taiwan, Malaysia and China, earthquakes in Japan and Taiwan, hurricanes in east Texas and Florida, severe winter weather in Texas, wildfires in California and Colorado and flooding in Arkansas. Our suppliers and customers face similar dangers. Although we have continuity plans designed to mitigate the impact of natural disasters on our operations, those plans may be insufficient, and any catastrophe may disrupt our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations. A disruption at our manufacturing facilities could impact sales of the products manufactured at those facilities until another facility could commence or expand production of those products, and disruptions at our other facilities may similarly adversely affect our operations. In addition to natural disasters, disruptions may be caused by other factors, including civil unrest, outbreaks of disease, terrorist actions or other events outside our control. We have moved, and we may again move, the manufacture of certain products from one plant to another. If we fail to transfer and re-establish the manufacturing processes in the destination plant efficiently and effectively, we may not be able to meet customer demand, we may lose credibility with our customers and our business may be harmed. Even if we successfully move our manufacturing processes, we may not achieve the anticipated levels of cost savings or efficiencies, if any.
Our operations use hazardous materials that expose us to various risks, including potential liability for personal injury and potential remediation obligations.
Our operations involve, and we are exposed to the risks associated with, the use and manufacture of hazardous materials. In particular, we manufacture specialty chemicals, which is an inherently hazardous process that may result in accidents, and store and transport hazardous raw materials, products and waste in, to and from various facilities. Potential risks that may disrupt our operations or expose us to significant losses and liabilities include explosions and fires, chemical spills and other discharges, releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. These and other hazards may result in liability for personal injury, death, damage to property and contamination of the environment; suspension of operations; the imposition of civil or criminal fines, penalties and other sanctions; cleanup costs; claims by governmental entities or third parties; reputational harm; increases in our insurance costs; and other adverse impacts on our results of operations. Moreover, a failure of one of our products at a customer site could interrupt the business operations of the customer. For example, while we believe that our SDS and VAC delivery systems are safe to transport, store and deliver toxic gases, any leakage could cause serious damage, including injury or death, to any person exposed to those toxic gases, potentially creating significant product liability exposure for us. Our insurance coverage may be inadequate to satisfy any such liabilities, and our financial results or financial condition could be adversely affected.
Loss of any of our key personnel could harm our business, and our inability to attract and retain new qualified personnel could inhibit our ability to operate and grow our business successfully.
Many of our key personnel have significant experience in the semiconductor industry and deep technical expertise. The loss of the services of any of our key employees or an inability to attract, train and retain qualified and skilled employees, particularly research and development and engineering personnel, could inhibit our ability to operate and grow our business. As the semiconductor industry has grown in recent years, competition for qualified talent, particularly those with significant industry experience, has intensified. During 2021 we experienced, and may in the future continue to experience, an increasingly competitive and constrained labor market, which may limit our ability to add headcount required to meet our customers’ demand, decrease our productivity due to an influx of inexperienced workers and cause our labor costs to increase and our profitability to decline. As a result, the difficulty and costs associated with attracting and retaining employees has risen and may continue to rise.
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
Third parties may misappropriate our intellectual property rights, and disputes regarding intellectual property rights may arise. We may bring litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether our efforts are successful. For example, from 2015 until 2020, we were party to litigation to enforce our intellectual property rights against Gudeng Precision Industrial Co., Ltd. for their patent infringement. We settled this dispute in 2020 by licensing certain of our intellectual property rights to Gudeng. In 2021, Gudeng filed a patent lawsuit against us and the lawsuit is pending. We continue to vigorously defend our patents and rights, which will cause us to incur costs. We may initiate other costly litigation against our competitors or other third parties in order to protect our intellectual property rights. We cannot predict how any existing or future litigation will be resolved or what impact it may have on us.
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

Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and China’s Personal Information Protection Law, add to the complexity of our compliance obligations, which increases our compliance costs. Although we have established internal controls and procedures intended to achieve compliance with such laws and regulations, a failure to fully comply could result in significant penalties.
Climate change may have a long-term impact on our business.
There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting in, and may continue to result, in certain natural disasters and adverse weather events, such as drought, wildfires, storms, sea-level rise and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact employees’ abilities to commute or to work from home effectively. Government failure to address climate change in line with the Paris Agreement could result in greater exposure to economic and other risks from climate change and impact our ability to achieve climate goals.
Risks Related to Government Regulation
We are subject to a variety of environmental laws and regulations that could cause us to incur significant liabilities and expenses.
Failure to comply with the wide variety of federal, state, local and non-U.S. regulatory requirements relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of, and human exposure to, hazardous chemicals could result in future liabilities or the suspension of production or shipment. These requirements have become stricter over time. These laws and regulations, among others, increase the complexity and costs of transporting our products from the country in which they are manufactured to our customers. Further changes to these and similar regulations could restrict our ability to expand, build or acquire new facilities, require us to acquire costly control equipment, cause us to incur expenses associated with remediation of contamination, cause us to modify our manufacturing or shipping processes or otherwise increase our cost of doing business and have a negative impact on our financial condition, results of operations and cash flows. In addition, the potential adoption of new laws, rules or regulations related to climate change poses risks that could harm our results of operations or affect the way we conduct our businesses. For example, new or modified regulations could require us to make substantial expenditures to enhance our environmental compliance efforts.
We are exposed to various risks from our regulatory environment.
We are subject to risks related to new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies in the countries where we operate; disagreements or disputes related to international trade; and the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to health and safety, export controls, financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials or customers, conflict minerals or other social responsibility legislation, employment practices, immigration or travel regulations and antitrust regulations, among others. Each of these laws, rules and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention, and may present risks to our business, including potential fines, restrictions on our actions and reputational damage if we do not fully comply. The volume of changes to such laws, rules and regulations may increase in the United States over the next several quarters as the Biden administration continues to implement its policies.
To maintain high standards of corporate governance and public disclosure, we intend to invest in appropriate resources to comply with evolving standards. Changes in or ambiguous interpretations of laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased administrative expenses and diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with laws and regulations, our reputation, business, financial condition and/or results of operations could be adversely affected, we may be disqualified or barred from participating in certain activities and we may be forced to modify our operations to achieve full compliance.
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
As of December 31, 2021, we had an aggregate principal amount of $945.0 million of indebtedness outstanding, including our 4.375% senior unsecured notes due April 15, 2028 and our 3.625% senior unsecured notes due May 1, 2029, or collectively the Notes, and our senior secured term loan facility due 2025, or the Term Loan Facility. In addition, we have approximately $400 million of unutilized capacity under our senior secured revolving credit facility due 2026, or the Revolving Facility. We refer to the Term Loan Facility and the Revolving Facility as the Credit Facilities, and the credit agreement that governs the Credit Facilities as the Credit Agreement.
Further, we may incur significant additional secured and unsecured indebtedness in the future. For example, in connection with our proposed merger with CMC, we have entered into an amended and restated commitment letter with Morgan Stanley Senior Funding, Inc. and certain other financial institutions providing for a senior secured first lien term loan B facility in an aggregate principal amount of up to $4 billion and a senior unsecured bridge term loan facility in an aggregate principal amount of up to $895 million. Commitments under the bridge facility will be reduced by, among other things, the aggregate gross cash proceeds in excess of $300 million resulting from any issuance or sale by Entegris of certain securities, including senior unsecured notes or other debt securities or other indebtedness for borrowed money, equity securities and equity-linked securities.
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
The price of our common stock has been volatile. In 2021, the closing price of our stock on The Nasdaq Global Select Market, or Nasdaq, ranged from a low of $93.99 to a high of $154.75, and, as in past years, the price of our common stock may show even greater volatility in the future. The trading price of our common stock is subject to significant volatility in response to numerous factors, many of which are beyond our control or may be unrelated to our operating results, including the following:
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
There can be no assurance that we will continue to declare cash dividends or that we will recommence the repurchase of our shares in any particular amounts or at all.
In connection with our proposed acquisition of CMC, we have suspended our previously announced share repurchase program. Future payments of quarterly dividends and any future repurchases of shares of our common stock are subject to capital availability and periodic determinations by our board of directors that they are in the best interest of our stockholders and comply with all laws and applicable agreements. Future dividends and any future share repurchases may be affected by, among other factors, potential capital requirements for acquisitions and the funding of our research and development activities; legal risks; changes in federal and state income tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of domestic cash flow; and changes to our business model. The amounts of our dividend payments may change from time to time, and we may decide at any time to reduce, suspend or discontinue the payment of dividends or the repurchase of shares. A reduction, suspension or discontinuation of our dividend payments or the cessation of our share repurchase program could have a negative effect on the price of our common stock and may harm our reputation.
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
Risks Related to Our Pending Merger with CMC Materials, Inc.
Failure to complete our pending merger with CMC Materials, Inc. could have a materially adverse effect on our financial condition and results of operations and could negatively impact our stock price.
On December 14, 2021, we entered into an agreement and plan of merger with merger sub and CMC, pursuant to which merger sub will merge with and into CMC, with CMC surviving the merger as a wholly-owned subsidiary of Entegris. We will incur significant transaction costs relating to the merger, including legal, accounting, financial advisory, regulatory and other expenses. In general, these expenses are payable by us whether or not the merger is completed. The payment of such transaction costs could have an adverse effect on our financial condition, results of operations or cash flows. In addition, we could be subject to litigation in the event the merger is not consummated, which could subject us to significant liability for damages and result in the incurrence of substantial legal fees. The current market price of our stock may reflect an assumption that the pending merger will occur and failure to complete the merger could result in a decline in our stock price.

The merger may not be completed and the merger agreement may be terminated in accordance with its terms.
The merger is subject to a number of conditions that must be satisfied, including the approval by CMC stockholders of the merger agreement proposal, or waived (to the extent permissible), in each case before the completion of the merger. These conditions to the completion of the merger, some of which are beyond our control and that of CMC, may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or not completed.

Additionally, either we or CMC may terminate the merger agreement under certain circumstances, including, among other reasons, if the merger is not completed by December 14, 2022 (which date may be extended to March 14, 2023, under certain circumstances. In addition, if the merger agreement is terminated under certain circumstances specified in the merger agreement, CMC may be required to pay us a termination fee of $187 million, including certain circumstances in which the CMC board of directors effects an adverse recommendation change or CMC enters into an agreement with respect to a superior proposal following the termination of the merger agreement.

The announcement and pendency of the merger agreement and any subsequent termination of the merger agreement could negatively impact us or CMC.
Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in our businesses. If the merger is not completed for any reason, including as a result of a failure to obtain the required CMC stockholder vote or the failure to obtain the requisite regulatory approvals, our ongoing businesses may be adversely affected. We may be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our suppliers and customers;
•our current and prospective employees and those of CMC may experience uncertainty about their future roles with the combined company, which might adversely affect our or CMC’s abilities to retain key managers and other employees;
•the merger agreement places certain restrictions on the conduct of each company’s business prior to completion of the merger and such restrictions, the waiver of which is subject to the consent of the other company (not to be unreasonably withheld, conditioned or delayed), which may prevent us or CMC from taking certain other specified actions during the pendency of the merger; and
•matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management and CMC management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us or CMC, as applicable, as an independent company.
The market price for shares of our common stock following the completion of the merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market price of shares of our common stock.
Upon consummation of the merger, our stockholders and CMC stockholders will both hold shares of common stock in Entegris. Our businesses differ from those of CMC, and CMC’s businesses differ from those of our business, and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations and those currently or historically affecting the results of operations of CMC. The results of operations of the combined company may also be affected by factors different from those that currently affect or have historically affected either us or CMC.

Until the completion of the merger or the termination of the merger agreement in accordance with its terms, we and CMC are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us or CMC and our or their respective shareholders.
From and after the date of the merger agreement and before completion of the merger, the merger agreement restricts us and CMC from taking specified actions without the consent of the other party (with CMC being restricted from taking a broader set of specified actions than us) and requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us or CMC from making appropriate changes to our or their respective businesses or organizational structures or from pursuing attractive business opportunities that may arise before the completion of the merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the merger could be exacerbated by any delays in consummation of the merger or termination of the merger agreement.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the merger.
The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense.
Our current and prospective employees and those of CMC may experience uncertainty about their future role with us and the combined company until strategies with regard to these employees are announced or executed, which may impair our and

CMC’s ability to attract, retain and motivate key management, sales, marketing, technical and other personnel before and following the merger. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with the combined company. If we or CMC are unable to retain personnel, including our and CMC’s key management, who are critical to the successful integration and future operations of the companies, we and the combined company could face disruptions in our operations, loss of existing customers or loss of sales to existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.
If our key employees or CMC’s key employees depart, the integration of the companies may be more difficult and the combined company’s business following the merger may be harmed. Furthermore, the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to our business or CMC’s business, and the combined company’s ability to realize the anticipated benefits of the merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain our key employees and those of CMC to the same extent that the separate companies have been able to attract or retain their respective employees in the past.

The failure to successfully combine our and CMC’s businesses may adversely affect our future results.
The success of the merger will depend, in part, on our ability to realize anticipated benefits from integrating CMC into the Company. To realize these anticipated benefits, our business and CMC must be successfully combined. If we are not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us or CMC.
As a result of the merger, we may experience impacts on relationships with customers or suppliers that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the merger whether or not contractual rights are triggered as a result of the merger. There can be no guarantee that customers or suppliers will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with us, then our business and results of operations may be harmed. If certain of our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
We and CMC also have contracts with vendors, landlords, licensors and other business partners which may require us or CMC, as applicable, to obtain consent from these other parties in connection with the merger. If these consents cannot be obtained, we may suffer a loss of potential future revenue, incur costs, and lose rights that may be material to its business. In addition, third parties with whom we or CMC currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the merger. Any such disruptions could limit our ability to achieve the anticipated benefits of the merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the merger or by a termination of the merger agreement.

The combined company’s debt may limit our financial flexibility following the merger.
We expect to incur a substantial amount of debt in connection with the merger and have entered into an amended and restated commitment letter with Morgan Stanley Senior Funding, Inc. and certain other financial institutions providing for a senior secured first lien term loan B facility in an aggregate principal amount of up to $4 billion and a senior unsecured bridge term loan facility in an aggregate principal amount of up to $895 million. We expect to use a portion of the proceeds from such facilities to repay and terminate both our and CMC’s existing credit facilities (or, amend or otherwise refinance, our Revolving Facility) substantially concurrently with the completion of the merger. Accordingly, as of September 30, 2021, the combined company would have had approximately $5.6 billion of total debt, after giving pro forma effect to the merger, the refinancing of our and CMC’s existing credit facilities and certain other adjustments.
Following the merger, the combined company’s substantial indebtedness could have adverse effects on the combined company’s financial condition and results of operations, including:
•increasing its vulnerability to changing economic, regulatory and industry conditions;
•limiting its ability to compete and its flexibility in planning for, or reacting to, changes in its business and the industry;

•limiting its ability to pay dividends to its stockholders;
•limiting its ability to borrow additional funds; and
•increasing its interest expense and requiring it to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other purposes.
The combined company’s ability to make scheduled payments of the principal of, and to pay interest on or to refinance its indebtedness following the merger will depend on, among other factors, the combined company’s respective financial positions and performance, as well as prevailing market conditions and other factors beyond its control. Our combined business may not continue to generate cash flow from operations in the future sufficient to service the combined company’s debt and make necessary capital expenditures and meet its other liquidity needs. If the combined company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt refinancing on terms that may be onerous. The combined company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations which, if not cured or waived, could accelerate the combined company’s repayment obligations under all of its outstanding debt which could have a material adverse effect on the combined company’s business, results of operations or financial condition.
In addition, the level and quality of the combined company’s earnings, operations, business and management, among other things, will impact the determination of the combined company’s credit ratings. A decrease in the ratings assigned to the combined company by the ratings agencies may negatively impact the combined company’s access to the debt capital markets and increase the combined company’s cost of borrowing. There can be no assurance that the combined company will be able to obtain any future required financing on acceptable terms or at all. In addition, there can be no assurance that the combined company will be able to maintain the current credit worthiness or prospective credit rating of the Company. Any actual or anticipated changes or downgrades in such credit rating may have a negative impact on the liquidity, capital position or access to capital markets of the combined company.

The covenants contained in the agreements governing the combined company’s indebtedness following the merger will impose restrictions on the combined company and certain of its subsidiaries that may affect their ability to operate their businesses.
The agreements that will govern the indebtedness of the combined company following the merger, including the indebtedness to be incurred pursuant to the commitment letter (or any indebtedness that may refinance or replace the bridge facility as set forth in the commitment letter) will contain various affirmative and negative covenants. Such covenants may, subject to certain significant exceptions, restrict the ability of the combined company and certain of its subsidiaries after the merger to, among other things, incur liens, incur debt, engage in mergers, consolidations and acquisitions, transfer assets outside the ordinary course of business, make loans or other investments, pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt and engage in affiliate transactions. In addition, such agreements may also contain financial covenants that would require the combined company to maintain certain financial ratios under certain circumstances. The ability of the combined company and its subsidiaries to comply with these provisions after the merger may be affected by events beyond their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate the combined company’s repayment obligations under all of its outstanding debt which could have a material adverse effect on the combined company’s business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 2. Properties.
Our principal executive offices are located in Billerica, Massachusetts. Information about our principal and certain other facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned	Reporting Segment
Bedford, Massachusetts	Research & Manufacturing	80,000	Owned	MC & SCEM
Billerica, Massachusetts(1)	Executive Offices, Research & Manufacturing	175,000	Leased	MC, SCEM & AMH
Burnet, Texas	Research & Manufacturing	86,000	Owned	SCEM
Chaska, Minnesota	Executive Offices, Research & Manufacturing	186,000	Owned	AMH
Colorado Springs, Colorado	Manufacturing	82,000	Owned	AMH
Danbury, Connecticut	Research & Manufacturing	73,000	Leased	SCEM
Decatur, Texas	Manufacturing	359,000	Owned	SCEM
Hsin-chu, Taiwan	Executive Offices, Sales Research & Manufacturing	146,330	Leased	MC, SCEM & AMH
JangAn, South Korea	Manufacturing	127,000	Owned	MC, SCEM & AMH
Kulim, Malaysia	Manufacturing	195,000	Owned	SCEM & AMH
San Luis Obispo, California	Manufacturing	37,000	Owned	MC
San Luis Obispo, California	Manufacturing	34,000	Leased	MC
Suwon, South Korea	Executive Offices & Research	42,000	Leased	MC & SCEM
Yonezawa, Japan	Manufacturing	185,000	Owned	MC & AMH
(1) This lease has been extended through September 30, 2026 and is subject to one five-year renewal option.
In addition, we own and lease space for manufacturing, distribution, technical support, sales, service, repair, and general administrative purposes in the United States, Canada, China, Germany, France, Israel, Japan, Malaysia, Singapore, South Korea and Taiwan. Leases for our facilities expire through December 2031. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms. We believe that our facilities are well-maintained and suitable for their respective operations. We regularly assess the size, capability and location of our global infrastructure and periodically make adjustments based on these assessments.
Item 3. Legal Proceedings.
As of December 31, 2021, we were not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows. From time to time the Company may be a party to litigation involving claims against the Company arising in the ordinary course of our business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our financial statements.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Entegris’ common stock, $0.01 par value per share, trades on the Nasdaq Global Select Market under the symbol “ENTG”. As of January 31, 2022, there were 861 shareholders of record.
Dividend Policy
Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s board of directors. The Company’s board of directors declared cash dividends of $0.08 per share during each of the first, second, third and fourth quarters of 2021, which totaled $43.6 million.
On January 19, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on February 23, 2022 to shareholders of record as of February 2, 2022.
Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. Furthermore, the credit agreement governing the Credit Facilities contains restrictions that may limit our ability to pay dividends.
Issuer Sales of Unregistered Securities During the Past Three Years
None.
Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2016 through December 31, 2021 with the cumulative total return of (1) The Nasdaq Composite Index, and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading on December 31, 2016 in Entegris, Inc. common stock, the Nasdaq Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

Comparison of Five-Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2021

1,000
800
600
400
200
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ended
Entegris, Inc.
NASDAQ Composite - Total Returns
Philadelphia Semiconductor Index

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Entegris, Inc.	$100.00	$170.48	$157.56	$284.98	$549.59	$794.70
Nasdaq Composite	100.00	129.64	125.96	172.18	249.52	304.85
Philadelphia Semiconductor Index	100.00	140.55	132.05	215.58	331.27	473.22
Issuer Purchases of Equity Securities

On December 14, 2020, the Company’s board of directors authorized a repurchase program, effective February 16, 2021, covering the repurchase of up to an aggregate of $125 million of the Company’s common stock during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This repurchase program will expire pursuant to its terms on February 15, 2022. In connection with its proposed acquisition of CMC, the Company suspended its previously announced share repurchase program and does not anticipate authorizing a new repurchase program in 2022.

The following table provides information concerning shares of the Company’s common stock, $0.01 par value per share, purchased by the Company during the three months ended December 31, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2021 - November 6, 2021	62,500	$131.64	62,500	$73,559,663
November 7, 2021 - December 4, 2021	41,800	$150.9	41,800	$67,252,095
December 5, 2021 - December 31, 2021	17,600	$146.24	17,600	$64,678,249
Total	121,900	$140.35	121,900	$64,678,249
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
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read along with the consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in Item 1A, “Risk Factors” and the “Cautionary Statements” section of this Item 7 below. You should review Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. Information pertaining to fiscal year 2019 results of operations and the year-over-year comparison of changes in our Financial Condition and Results of Operations as of and for the year ended December 31, 2020 and 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 4, 2021.
Cautionary Statements
This Annual Report on Form 10-K and the portions of the Company’s Definitive Proxy Statement incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about the impact of the Company’s pending merger with CMC; the COVID-19 pandemic on the Company’s operations and markets, including supply chain issues related thereto; future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends and the impact of the COVID-19 pandemic on such trends; the development of new products or new applications for existing products and the success of their introductions; the focus of the Company’s engineering, research and development projects and levels of spending related thereto; the Company’s ability to execute on its business strategies, including with respect to the Company’s expansion of its manufacturing presence in Taiwan; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions the Company has made and commercial partnerships the Company has established; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Annual Report on Form 10-K, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors and additional information described in this Annual Report on Form 10-K under the caption “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.
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
The Company is a leading supplier of advanced materials and process solutions for the semiconductor and other high-technology industries. Our mission is to help our customers improve their productivity, performance and technology by providing enhanced materials and process solutions for the most advanced manufacturing environments. We leverage our unique breadth of capabilities to create mission-critical microcontamination control products, specialty chemicals and advanced materials handling solutions that maximize manufacturing yields, reduce manufacturing costs and enable higher device performance for our customers.
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
While certain of our operations have from time-to-time been temporarily affected by government-mandated restrictions, to date we have not experienced significant adverse impacts to our global operations as a result of the COVID-19 pandemic. Broader impacts of the pandemic have included a more dynamic supply chain and global logistics environment, and we have experienced instances of raw material constraints, higher freight costs and delivery delays in both inbound shipments of raw materials and outgoing shipments of finished products to customers. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect some of the foregoing challenges to linger. From a demand perspective, during 2021 we continued to see strong demand for our leading-edge products, largely driven by accelerated digitalization, 5G applications and high-performance computing.
In the current circumstances, given the dynamic nature of the situation, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, the duration and continued spread of the outbreak, its severity, potential additional waves of infection, the emergence of more virulent or more dangerous strains of the virus, the actions taken to mitigate the virus or its impact, the development, distribution, efficacy and acceptance of vaccines worldwide, how quickly and to what extent normal economic and operating conditions can resume, the broader impact that the pandemic is having on the economy and our industry and specific implications the pandemic may have on our suppliers and on global logistics. See Item 1A, “Risk Factors,” for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic and continuing governmental responses could materially adversely affect our financial condition and results of operations.”
Overall Summary of Financial Results for the Year Ended December 31, 2021
Total net sales for 2021 were $2,298.9 million, up $439.6 million, or 24%, from sales of $1,859.3 million for 2020.
Total net sales increased primarily as a result of an increase in overall demand for the Company’s products from semiconductor industry customers, particularly in the sale of liquid filtration, advanced deposition materials, selective etch and other areas of increasing importance to our customers. Total net sales also reflected net sales associated with acquisitions of $8.6 million and favorable foreign currency translation effects of $2.7 million.
The Company’s gross profit increased by $209.9 million for 2021 to $1,059.7 million, up from $849.7 million for 2020. Accordingly, the Company reported a 46.1% gross margin rate compared to 45.7% in 2020. The increases in gross profit and gross margin primarily reflect higher factory utilization associated with stronger sales levels.
The Company’s selling, general and administrative, or SG&A, expenses increased in 2021 by $27.3 million, mainly reflecting higher employee costs.
The Company’s engineering, research and development, or ER&D, expenses increased in 2021 by $31.6 million, mainly reflecting higher employee costs of $17.3 million and project related costs of $10.8 million.
As a result of the aforementioned and other factors discussed below, net income for 2021 was $409.1 million, or $3.00 per diluted share, compared to net income of $295.0 million, or $2.16 per diluted share, in 2020.
In 2021, the Company acquired BASF’s Precision Microchemicals business for $89.7 million in cash, net of cash acquired. The transaction is described in further detail in note 3 to the Company’s consolidated financial statements.
On December 14, 2021, the Company entered into the merger agreement with merger sub and CMC. Pursuant and subject to the terms and conditions of the merger agreement, upon completion of the transaction, merger sub will merge with and into CMC, with CMC surviving and continuing as a wholly-owned subsidiary of the Company. At the effective time of the proposed merger, each outstanding share of common stock of CMC (with certain exceptions set forth in the merger agreement) will be converted into the right to receive $133.00 in cash and 0.4506 shares of common stock of Entegris, plus cash in lieu of any fractional shares. The transaction is subject to certain conditions, including the affirmative vote of holders of a majority of the outstanding shares of common stock of CMC approving the adoption of the merger agreement and the receipt of approvals under United States and certain foreign antitrust and competition laws. The Company has agreed to operate its business in the ordinary course during the period between the execution of the merger agreement and the effective time of the proposed merger, subject to specific exceptions set forth in the merger agreement, and has agreed to certain other customary restrictions on operations, as set forth in the merger agreement. The Company has obtained fully committed debt financing from Morgan Stanley Senior Funding, Inc. and certain other financial institutions.
During 2021, the Company’s operating activities provided cash flow of $400.5 million. Cash and cash equivalents were $402.6 million at December 31, 2021 compared with $580.9 million at December 31, 2020. The Company had long-term borrowings, including current maturities, of $937.0 million at December 31, 2021 compared with $1,085.8 million at December 31, 2020.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to long-lived assets (property, plant and equipment, and identified intangible assets), goodwill and income taxes. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Management’s utilization of different judgments or estimates could result in material differences in the amount and timing of the Company’s results of operations for any period. In addition, actual results could be different from the Company’s current estimates, possibly resulting in increased future charges to earnings.
Our critical accounting policies that are most significantly affected by estimates, assumptions and judgments used in the preparation of the Company's consolidated financial statements relate to business acquisitions and are discussed below. See note 1 to the Company’s consolidated financial statements for additional information about the Company’s other significant accounting policies.
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
There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, the Company normally utilizes the “income method,” which starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Depending on the asset valued, the key assumptions included one or more of the following: (1) future revenue growth rates, (2) future gross margin, (3) future selling, general and administrative expenses, (4) royalty rates, and (5) discount rates.
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

Results of Operations
Year ended December 31, 2021 compared to year ended December 31, 2020
The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for 2021 and 2020.

(Dollars in thousands)	2021		2020
		% of net sales		% of net sales
Net sales	$2,298,893	100.0%	$1,859,313	100.0%
Cost of sales	1,239,229	53.9	1,009,591	54.3
Gross profit	1,059,664	46.1	849,722	45.7
Selling, general and administrative expenses	292,408	12.7	265,128	14.3
Engineering, research and development expenses	167,632	7.3	136,057	7.3
Amortization of intangible assets	47,856	2.1	53,092	2.9
Operating income	551,768	24.0	395,445	21.3
Interest expense	41,240	1.8	48,600	2.6
Interest income	(243)	—	(786)	—
Other expense (income), net	31,695	1.4	(6,656)	(0.4)
Income before income taxes	479,076	20.8	354,287	19.1
Income tax expense	69,950	3.0	59,318	3.2
Net income	$409,126	17.8	$294,969	15.9
Net sales For 2021, net sales were $2,298.9 million, up $439.6 million, or 24%, from 2020. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in 2020	$1,859,313
Increase mainly associated with customer demand	428,258
Increase associated with acquired businesses	8,591
Increase associated with effect of foreign currency translation	2,731
Net sales in 2021	$2,298,893
The Company’s net sales reflected an increase in overall demand for the Company’s products from semiconductor industry customers, particularly in the sale of liquid filtration, advanced deposition materials, selective etch and other areas of increasing importance to our customers. Total net sales also reflected net sales associated with acquisitions of $8.6 million and favorable foreign currency translation effects of $2.7 million.
In addition to our semiconductor focused products, during 2021 we reached over $50 million of sales of Aramus “high purity bags”, used for COVID-19 vaccines. We will seek to expand the use of these solutions into non-COVID biologics.
Sales percentage on a geographic basis for 2021 and 2020 and the percentage increase in sales for 2021 compared to sales for 2020 were as follows:

	Year ended
	December 31, 2021	December 31, 2020	Percentage increase in sales
North America	23%	25%	13%
Taiwan	20%	20%	22%
China	16%	13%	47%
South Korea	14%	15%	16%
Japan	13%	13%	25%
Europe	9%	8%	36%
Southeast Asia	5%	5%	23%
The increase in sales for all geographic areas was primarily driven by a general increase in demand for products in all three of the Company’s segments.

Gross margin
The following table sets forth gross margin as a percentage of net revenues:

	2021	2020	Percentage point change
Gross margin as a percentage of net revenues:	46.1%	45.7%	0.4
Gross margin increased by 0.4 percentage points for 2021 compared to 2020, primarily due to higher factory utilization associated with stronger sales levels.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. SG&A expenses for 2021 increased $27.3 million, or 10%, to $292.4 million from $265.1 million in 2020. SG&A expenses, as a percent of net sales, decreased to 12.7% from 14.3% a year earlier, primarily reflecting the increase in sales.
An analysis of the factors underlying the increase in SG&A expenses is presented in the following table:

(In thousands)
Selling, general and administrative expenses in 2020	$265,128
Employee costs	30,858
Other decreases, net	(3,578)
Selling, general and administrative expenses in 2021	$292,408
Engineering, research and development expenses
Engineering, research and development expenses consist of expenses for the support of current product lines and the development of new products and manufacturing technologies. These expenses were $167.6 million in 2021 and $136.1 million in 2020. ER&D expenses as a percent of net sales remained flat at 7.3% compared to a year earlier.
An analysis of the factors underlying the increase in ER&D expenses is presented in the following table:

(In thousands)
Engineering, research and development expense in 2020	$136,057
Employee costs	17,324
Project related costs	10,811
Professional fees	1,240
Other increases, net	2,200
Engineering, research and development expense in 2021	$167,632
The Company’s overall ER&D efforts will continue to focus on developing and improving its technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications, and the Company often works directly with its customers to address their particular needs. As a percentage of revenue, the Company expects to increase ER&D expenses in the coming years.
Amortization of intangible assets Amortization of intangible assets was $47.9 million in 2021 compared to $53.1 million for 2020. The decrease primarily reflects the elimination of amortization expense of $6.8 million for identifiable intangible assets acquired in acquisitions that became fully amortized in previous periods, partially offset by additional amortization expense of $1.7 million associated with recent acquisitions as discussed in note 3 to the consolidated financial statements.
Interest expense Interest expense was $41.2 million in 2021 and $48.6 million in 2020. Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. The decrease primarily reflects lower average debt levels and interest rates in 2021.
Interest income Interest income was $0.2 million in 2021 and $0.8 million in 2020. The decrease reflects lower average interest rates and cash balances.
Other expense (income), net Other expense, net, was $31.7 million in 2021 compared to other income, net, of $6.7 million in 2020.

In 2021, other expense, net consisted mainly of a loss on extinguishment of debt of $23.1 million associated with the redemption of the Company’s $550 million aggregate principal amount of senior unsecured notes due 2026, or the 2026 Notes (see note 8 to the Company’s consolidated financial statements), and foreign currency transaction losses of $7.9 million.
In 2020, other income, net consisted mainly of foreign currency transaction gains of $9.8 million, partially offset by loss on debt extinguishment costs of $2.4 million associated with payments on the Term Loan Facility.
Income tax expense The Company recorded income tax expense of $70.0 million in 2021 compared to income tax expense of $59.3 million in 2020. The Company’s effective tax rate was 14.6% in 2021 compared to an effective tax rate of 16.7% in 2020.
The decrease in the effective tax rate from 2020 to 2021 is primarily due to a benefit related to the reversal of a valuation allowance on federal foreign credits generated in 2020 of $6.2 million. Additionally, the Company recognized a net capital loss tax benefit of $5.1 million during the tax year ended December 31, 2021. These benefits were partially offset by tax recorded on the sale of intangible property of $3.5 million in 2021. The 2020 tax rate included a benefit of $1.5 million related to additional R&D tax credits, an increase in discrete benefits related to share-based compensation of $8.8 million, and lower accrued withholding taxes on foreign earnings. These decreases were partially offset by a valuation allowance on federal foreign tax credits generated during the year of $6.2 million.
Net income Net income was $409.1 million, or $3.00 per diluted share, in 2021 compared to net income of $295.0 million, or $2.16 per diluted share, in 2020. The increase reflects the Company’s aforementioned operating results described in greater detail above.
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
Adjusted EBITDA increased to $699.4 million in 2021, compared to $542.5 million in 2020. Adjusted EBITDA as a percent of net sales was 30.4% in 2021 compared to 29.2% in 2020. Adjusted operating income increased 32.7% to $609.1 million in 2021, compared to $459.0 million in 2020. Adjusted operating income as a percent of net sales was 26.5% in 2021 compared to 24.7% in 2020. Non-GAAP EPS increased 35.4% to $3.44 in 2021, compared to $2.54 in 2020. The increases in adjusted EBITDA and adjusted operating income as a percentage of net sales reflect the increases in sales and gross profit.
Segment Analysis
The Company reports its financial performance based on three reporting segments. See note 16 to the consolidated financial statements for additional information on the Company’s three segments.
The following table and discussion concern the results of operations of the Company’s three reportable segments for the years ended December 31, 2021 and 2020.

(In thousands)	2021	2020
Specialty Chemicals and Engineered Materials
Net sales	$711,291	$609,532
Segment profit	167,807	127,969
Microcontamination Control
Net sales	$919,363	$742,186
Segment profit	321,300	248,910
Advanced Materials Handling
Net sales	$704,946	$538,682
Segment profit	159,995	111,028

Unallocated general and administrative expenses	$49,478	$39,370
Specialty Chemicals and Engineered Materials (SCEM)
For 2021, SCEM net sales increased to $711.3 million, up 17% from $609.5 million in 2020. The sales increase was mainly due to increased sales of specialty gases and advanced deposition materials, formulated cleaning chemistries and advanced coatings, as well as additional sales of $1.2 million attributable to the acquisition of BASF’s Precision Microchemicals business in the fourth quarter of 2021.
SCEM reported a segment profit of $167.8 million for 2021, up 31% compared to $128.0 million in 2020. The increase in SCEM’s profit in 2021 was primarily due to higher sales levels and a gain on a sale of non-core intangibles, partially offset by higher operating expenses of 11% mainly due to higher compensation costs.
Microcontamination Control (MC)
For 2021, MC net sales increased to $919.4 million, up 24% from $742.2 million in 2020. The sales increase was due to improved performance across substantially all platforms, with growth especially strong in liquid filtration and gas filtration products.
MC reported a segment profit of $321.3 million for 2021, up 29% compared to $248.9 million in 2020. The increase in MC’s profit in 2021 was primarily due to higher gross profit related to the increased sales volume, partially offset by higher operating expenses of 13%, primarily due to higher compensation costs.
Advanced Materials Handling (AMH)
For 2021, AMH net sales increased 31% to $704.9 million from $538.7 million in 2020. The sales increase was mainly due to improved sales from wafer handling, fluid handling and measurement products and sales of our Aramus high purity bags, as well as additional sales of $6.8 million attributable to the acquisition of Global Measurement Technologies, Inc. and its manufacturing partner Clean Room Plastics, Inc., which are referred to collectively herein as GMTI.
AMH reported a segment profit of $160.0 million for 2021, up 44% compared to $111.0 million in 2020. The increase in AMH’s profit in 2021 was primarily due to higher sales volume, favorable product mix, partially offset by a 16% increase in operating expenses, primarily due to higher compensation costs.
Unallocated general and administrative expenses
Unallocated general and administrative expenses for 2021 totaled $49.5 million compared to $39.4 million for 2020. The $10.1 million increase mainly reflects the increase in compensation costs of $8.2 million and deal and integration costs of $2.1 million.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	December 31, 2021	December 31, 2020
Cash and cash equivalents	$402,565	$580,893
Working capital	934,369	931,631
Total debt	937,027	1,085,783
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
We may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. In 2021, we did not experience difficulty accessing the capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020
Net cash provided by operating activities	$400,454	$446,674
Net cash used in investing activities	(298,118)	(243,326)
Net cash (used in) provided by financing activities	(276,497)	22,149
(Decrease) increase in cash and cash equivalents	(178,328)	228,982
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Compared to 2020, the $46.2 million decrease in cash provided by operating activities in 2021 was primarily due to changes in working capital, partially offset by higher net income. Changes in working capital for 2021 were driven by higher trade accounts receivables and notes receivables, inventory and lower income taxes payable. The change for trade accounts receivables and notes receivables was primarily due to increased sales activity compared to the prior year. The change for inventory is due to an increase in raw material purchases to mitigate potential supply chain issues related to COVID-19 and increased business activity. The change for taxes was primarily driven by higher tax payments compared to the prior year.
Investing activities
Investing cash flows consist primarily of capital expenditures, cash used for acquisitions and proceeds from sales of property and equipment.
The increase in cash used in investing activities in 2021 compared to 2020 was primarily due to higher cash paid for acquisitions of property, plant and equipment. This was partially offset by decreased cash paid for acquisitions.
Acquisition of property and equipment totaled $210.6 million in 2021, which primarily reflected investments in facilities, equipment and tooling, compared to $131.8 million in 2020, which primarily reflected investments in equipment and tooling. Capital expenditures in 2021 generally reflected more spending related to growth capacity investments and the investment in our previously announced investment in our new facility in Taiwan.
In 2021, the Company acquired BASF’s Precision Microchemicals business and certain assets of another company in an immaterial transaction. The cash used to acquire these assets was $91.9 million, net of cash acquired. The transactions are described in further detail in note 3 to the Company’s consolidated financial statements.
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
In 2021, there was $276.5 million of cash used in financing activities compared to $22.1 million cash provided by financing activities in 2020. The change was primarily due to a $318.1 million increase in payments on long-term debt and debt extinguishment and a $22.5 million increase in repurchase and retirement of common stock. The Company made a payment of $569.1 million related to the redemption of the $550.0 million aggregate principal amount of 2026 Notes during 2021, compared to a payment of $251.0 million of outstanding borrowings under the Term Loan Facility in 2020. The increase in cash flows used in financing activities was offset in part by the absence of a $16.1 million deferred acquisition payment related to our acquisition of Digital Specialty Chemicals in 2020, a $16.0 million increase in proceeds from the issuance of common stock from employee stock plans and a $8.7 million decrease in taxes paid related to net share settlement of equity awards.
The Company’s total dividend payments were $43.5 million in 2021 compared to $43.2 million in 2020. The Company has paid a cash dividend in each of the past 17 quarters. On January 19, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on February 23, 2022 to shareholders of record as of February 2, 2022.
Other Liquidity and Capital Resources Considerations
Debt

(In thousands)	December 31, 2021	December 31, 2020
Total debt (par value)	$945,000	$1,095,000
In connection with the proposed merger, on December 31, 2021, Entegris entered into an amended and restated commitment letter, which amended and restated the commitment letter with Morgan Stanley Senior Funding, Inc. and certain other financial institutions, which are referred to collectively herein as the financing sources, dated as of December 14, 2021, among Entegris and the financing sources. Such commitment letter as amended and restated is referred to herein as the commitment letter. Pursuant to the commitment letter, the financing sources (a) committed to provide to Entegris (i) a senior secured first lien term loan B facility in an aggregate principal amount of up to $4.0 billion, which is referred to herein as the term loan B facility and (ii) a senior unsecured bridge term loan facility in an aggregate principal amount of up to $895.0 million, which is referred to as the bridge facility and, together with the term loan B facility, the facilities and (b) to the extent that such financing sources are revolving lenders under Entegris’ existing credit agreement, (i) consented to the merger and certain amendments to the terms the Revolving Facility and (ii) committed to provide to Entegris, additional revolving credit commitments in an aggregate principal amount of $175.0 million. See note 8 to the Company’s consolidated financial statements for additional discussion.
On April 30, 2021, the Company issued $400.0 million aggregate principal amount of the 2029 Notes. The Company used the net proceeds of the offering, together with cash on hand and borrowings under the Revolving Facility, to redeem all of the 2026
Notes. We capitalized $4.1 million of third-party expenses related to the issuance of the 2029 Notes as debt issuance costs. At
December 31, 2021, we had $400.0 million aggregate principal amount of 3.625% senior unsecured notes outstanding on the 2029 Notes.
The Company voluntarily redeemed its $550.0 million aggregate principal amount of 2026 Notes at a redemption price of
103.469% (expressed as percentage of principal amount), plus accrued and unpaid interest of $5.6 million. The redemption of the 2026 Notes resulted in a loss on extinguishment of debt of $23.1 million.
In connection with our issuance of the 2029 Notes, we amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $400.0 million (up from $300.0 million) and to extend the maturity date to April 30, 2026. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or LIBOR, plus, in each case, an applicable margin. At December 31, 2021, there was no balance outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
The Company’s Term Loan Facility matures on November 6, 2025 and bears an interest rate of 2.10% at December 31, 2021. As of December 31, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $145.0 million.
As of December 31, 2021, we had $400 million aggregate principal amount of 4.375% senior unsecured notes due April 15, 2028 outstanding.
Through December 31, 2021, the Company was in compliance with all applicable financial covenants included in the terms of its credit facilities.
The Company also has lines of credit with one bank that provide for borrowings of Japanese yen for the Company’s Japanese subsidiary equivalent to an aggregate of approximately $8.7 million. There were no outstanding borrowings under these lines of credit at December 31, 2021.
Cash and cash requirements

(In thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$402,565	$580,893
U.S.	107,814	268,135
Non-U.S.	294,751	312,758
Our cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost and approximate fair value. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have accrued taxes on any earnings that are not indefinitely reinvested. We estimate that no material withholding taxes would be incurred if any indefinitely reinvested earnings were distributed.
Cash requirements
We have cash requirements to support working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt and other liquidity requirements associated with our operations. We generally intend to use available cash and funds generated from our operations to meet these cash requirements, but in the event that additional liquidity is required we may also borrow under our revolving credit facility.

The following table summarizes our short and long-term cash requirements as of December 31, 2021:

(In thousands)	Total	Due within one year of December 31, 2021	Due later than one year from December 31, 2021
Long-term debt	$945,000	$—	$945,000
Interest payments on long-term debt	229,059	35,051	194,008
Capital purchase obligations	307,685	274,144	33,541
Supply purchase obligations	18,600	9,300	9,300
Operating leases	86,449	13,340	73,109
Other liabilities reflected on our consolidated balance sheet	464,276	362,290	101,986
Total	$2,051,069	$694,125	$1,356,944
Long-term debt and interest payments on long-term debt. We have contractual obligations for principal and interest payments on our long-term debt. See note 8 of the consolidated financials for additional information. Debt obligations are classified based on their stated maturity date, regardless of their classification on the Company’s consolidated balance sheets. Interest projections on both variable and fixed rate long-term debt are based on interest rates effective as of December 31, 2021 and do not include $8.0 million for net unamortized discounts and debt issuance costs.
Capital purchase obligations. We have capital purchase obligations that represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2021, as the Company had not yet received the related goods or taken title to the property.
We expect capital expenditure spending to be approximately $500.0 million in 2022 for growth capacity investments and the construction of our new manufacturing and enhanced technology facility in Taiwan. Of this amount, approximately $225 million will be spent for the new facility in Taiwan. This new facility will ultimately support all three of our divisions.

Supply purchase obligations. We have commitments, including take-or-pay contracts, that are not presented as capital purchase commitments above. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2021, as the Company had not yet received the related goods or taken title to the property.
Operating lease commitments. Commitments under operating leases primarily relate to leasehold properties. See note 10 of the consolidated financials for additional information.
Other liabilities. Other liabilities primarily includes employee compensation and benefits, contract liabilities, pension liabilities, net tax liabilities, and other accrued liabilities. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience. Included in our other liabilities due within one year is our employee incentive payout of $86.5 million, which will be paid in the first quarter of 2022.
Of the tax liabilities included in the table above, $23.8 million relates to uncertain tax positions. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to a tax audit settlement or some other unforeseeable event. See note 12 of the consolidated financials for additional information.
Other Planned Uses of Capital. On December 14, 2021, we entered into the merger agreement, with merger sub and CMC. Pursuant and subject to the terms and conditions of the merger agreement, upon completion of the transaction, merger sub will merge with and into CMC, with CMC surviving and continuing as a wholly-owned subsidiary of Entegris. At the effective time of the proposed merger, each outstanding share of common stock of CMC (with certain exceptions set forth in the merger agreement) will be converted into the right to receive $133.00 in cash and 0.4506 shares of common stock of Entegris, plus cash in lieu of any fractional shares. The transaction is subject to certain conditions, including the affirmative vote of holders of a majority of the outstanding shares of common stock of CMC approving the adoption of the merger agreement and the receipt of approvals under United States and certain foreign antitrust and competition laws. We have agreed to operate our business in the ordinary course during the period between the execution of the merger agreement and the effective time of the proposed merger, subject to specific exceptions set forth in the merger agreement, and have agreed to certain other customary restrictions on operations, as set forth in the merger agreement. Entegris has obtained fully committed debt financing from Morgan Stanley Senior Funding, Inc. and certain other financial institutions.
As of December 31, 2021, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets will satisfy our cash needs for the foreseeable future both globally and domestically.

New Accounting Pronouncements
Recently adopted accounting pronouncements Refer to note 1 to the Company’s consolidated financial statements for a discussion of accounting pronouncements implemented in 2021. Other than the adoption of ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”, there were no recently issued accounting pronouncements adopted in 2021.
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
Adjusted EBITDA is defined by the Company as net income before (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense (income), net, (5) charge for fair value write-up of acquired inventory sold, (6) deal and transaction costs, (7) integration costs, (8) severance and restructuring costs, (9) amortization of intangible assets and (10) depreciation. Adjusted operating income is defined by the Company as adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby adjusted EBITDA and adjusted operating income are each divided by the Company’s net sales to derive adjusted EBITDA margin and adjusted operating margin, respectively.
Non-GAAP EPS is defined by the Company as net income before, as applicable, (1) charge for fair value write-up of acquired inventory sold, (2) deal and transaction costs, (3) integration costs, (4) severance and restructuring costs, (5) loss on extinguishment of debt and modification, (6) amortization of intangible assets and (7) the tax effect of the foregoing adjustments to net income, stated on a per share basis, divided by diluted weighted average shares outstanding.
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
Second, the Company’s non-GAAP financial measures exclude items such as amortization and depreciation that are recurring. Amortization of intangibles and depreciation have been, and will continue to be for the foreseeable future, significant recurring expenses with an impact upon the Company’s results of operations, notwithstanding the lack of immediate impact upon cash flows.
Third, there is no assurance that the Company will not have future charges for fair value write-up of acquired inventory, restructuring activities, deal and transaction costs, integration costs or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items in the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.
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

The reconciliation of GAAP measures to adjusted operating income and adjusted EBITDA for the years ended December 31, 2021 and 2020 are presented below:

In thousands	2021	2020
Net sales	$2,298,893	$1,859,313
Net income	$409,126	$294,969
Net income - as a % of net sales	17.8%	15.9%
Adjustments to net income
Income tax expense	69,950	59,318
Interest expense	41,240	48,600
Interest income	(243)	(786)
Other expense (income), net	31,695	(6,656)
GAAP – Operating income	551,768	395,445
Operating margin - as a % of net sales	24.0%	21.3%
Charge for fair value write-up of acquired inventory sold	428	590
Deal and transaction costs	4,744	2,576
Integration costs	3,780	2,963
Severance and restructuring costs	529	4,364
Amortization of intangible assets	47,856	53,092
Adjusted operating income	609,105	459,030
Adjusted operating margin	26.5%	24.7%
Depreciation	90,311	83,430
Adjusted EBITDA	$699,416	$542,460
Adjusted EBITDA – as a % of net sales	30.4%	29.2%
The reconciliation of GAAP measures to non-GAAP earnings per share for the years ended December 31, 2021 and 2020 are presented below:

In thousands, except per share data	2021	2020
Net income	$409,126	$294,969
Adjustments to net income:
Charge for fair value write-up of acquired inventory sold	428	590
Deal and transaction costs	4,744	2,576
Integration costs	3,780	2,963
Severance and restructuring costs	529	4,364
Loss on debt extinguishment and modification	23,338	2,378
Amortization of intangible assets	47,856	53,092
Tax effect of adjustments to net income and discrete tax items(1)	(20,411)	(15,197)
Non-GAAP net income	$469,390	$345,735
Diluted earnings per common share	$3.00	$2.16
Effect of adjustments to net income	$0.44	$0.37
Diluted non-GAAP earnings per common share	$3.44	$2.54
1The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.
Item 7A. Quantitative and Qualitative Disclosure About Market Risks.
Entegris’ principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash and cash equivalents and variable rate debt are subject to interest rate fluctuations. The Company’s cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less are instruments with maturities of three months or less. A 100-basis point change in interest rates would potentially increase or decrease annual net income by approximately $2.6 million and $3.4 million annually for the years ended December 31, 2021 and 2020, respectively.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign currency exchange rates. Approximately 23.5% and 23.6% of the Company’s sales during 2021 and 2020 were collectively denominated in the South Korean Won, New Taiwan Dollar, Chinese Renmibi, Canadian Dollar, Malaysian Ringgit, Singapore Dollar, Euro, Israeli Shekel and the Japanese Yen. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the years ended December 31, 2021 and 2020, revenue would be negatively impacted by approximately $52.4 million and $43.8 million, respectively.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At December 31, 2021 and 2020, the Company had no net exposure to any foreign currency forward contracts.
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

The Company completed its acquisition of BASF’s Precision Microchemicals business on November 30, 2021. The Company is continuing to integrate Precision Microchemicals into its internal control over financial reporting, and management’s evaluation of the effectiveness of the Company’s internal control over financial reporting excluded Precision Microchemicals. Precision Microchemicals had total assets of approximately $92 million at December 31, 2021 and net sales of $1 million in 2021.

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
Opinion on Internal Control Over Financial Reporting
We have audited Entegris Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 4, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Precision Microchemicals during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Precision Microchemicals’s internal control over financial reporting associated with total assets of $92 million and total revenues of $1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Precision Microchemicals.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Minneapolis, Minnesota
February 4, 2022
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item 10 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders, which is currently scheduled to be held on April 27, 2022, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.
In 2005, our board of directors adopted a code of business ethics, The Entegris, Inc. Code of Business Ethics, applicable to all of our executives, directors and employees, as well as a set of corporate governance guidelines, which have been updated from time to time. The Entegris, Inc. Code of Business Ethics, the Corporate Governance Guidelines and the charters for our Audit & Finance Committee, Governance & Nominating Committee and our Management Development & Compensation Committee all appear on our website at http://www.Entegris.com under “Investor Relations - Corporate Governance”. The Entegris, Inc. Code of Business Ethics, Corporate Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting our Secretary through our corporate headquarters. The Company intends to comply with the requirements of Item 5.05 of Form 8-K with respect to any amendment to or waiver of the provisions of the Entegris, Inc. Code of Business Ethics applicable to the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller by posting notice of any such amendment or waiver at the same location on our website.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our Executive Officers, their ages and their offices, as of the date of this Annual Report on Form 10-K.

Name	Age	Office
Bertrand Loy	56	President & Chief Executive Officer
Gregory B. Graves	61	Executive Vice President, Chief Financial Officer & Treasurer
Todd Edlund	59	Executive Vice President & Chief Operating Officer
Sue Rice	63	Senior Vice President, Global Human Resources
Joe Colella	40	Senior Vice President, General Counsel & Secretary
Jim O’Neill	57	Senior Vice President, Chief Technology Officer
Corey Rucci	62	Senior Vice President, Business Development
Olivier Blachier	48	Senior Vice President, Business and New Markets Development
Bruce W. Beckman	54	Senior Vice President, Finance
Stuart Tison	58	Senior Vice President & General Manager, Specialty Chemicals and Engineered Materials
Clint Haris	49	Senior Vice President & General Manager, Microcontamination Control
William Shaner	54	Senior Vice President & General Manager, Advanced Materials Handling
Michael D. Sauer	56	Vice President, Controller & Chief Accounting Officer
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
Olivier Blachier has been our Senior Vice President, Business and New Markets Development since November 2021 and is responsible for the company’s merger and acquisition activities and for the commercialization of emerging businesses. Before joining Entegris, Mr. Blachier held various senior leadership positions between 2007 and 2021 at Air Liquide Group, a global leader in gases, technologies, and services for the industrial and healthcare sectors. Since 2018, he has been based in Taiwan and most recently served as APAC vice president for the Hydrogen and Energy Transition business and also led the implementation of capital projects. Previously, he was president of Air Liquide Far Eastern (ALFE) and vice president of Electronics where he led the growth of the company’s electronics business in Greater China as well as the hydrogen energy business across Asia. He also served as group vice president for Air Liquide Industrial Merchant in prior years. From 1997 to 2007, Mr. Blachier worked for Edwards, Ltd., a global vacuum and abatement process leader and subsidiary of BOC Group, where he held multiple roles in the U.S. and U.K., including leading multiple acquisitions and joint ventures. Mr. Blachier holds a Master of Sciences in Fluid and Chemical Engineering from Grenoble Poly-technique National Institute in France and obtained a certificate in Strategy & Organization from Stanford University Graduate School of Business.
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
Item 11. Executive Compensation.
The information required by this Item 11 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 27, 2022, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans:
As of December 31, 2021, our equity compensation plan information is as follows:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (3)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,893,199	$55.32	10,112,129
Equity compensation plans not approved by security holders	—	—	—
Total	1,893,199	$55.32	10,112,129

(1)The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.
(2)These shares are available for future issuance under the 2020 Stock Plan in the form of stock options, restricted stock units, performance shares and other stock awards in accordance with the terms of the 2020 Stock Plan.
(3)Includes 1,450,664 shares remaining available for future issuance under the Company’s Employee Stock Purchase Plan as of December 31, 2021.
The other information required by this Item 12 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 27, 2022, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 27, 2022, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on April 27, 2022, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following Financial Statements are included in Item 8 herein:

1.Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2. Financial Statement Schedule - All financial statement schedules have been omitted since the information is either not applicable or is included in the consolidated financial statements notes thereof.

3. Exhibits - The following exhibits are incorporated by reference into this Annual Report on Form 10-K:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Agreement and Plan of Merger, dated as of December 14, 2021, by and among Entegris, Inc., CMC Materials, Inc. and Yosemite Merger Sub, Inc.	Exhibit 2.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021
(3)	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended	Exhibit 3.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011
(3)	By-Laws of Entegris, Inc., as amended December 17, 2008	Exhibit 3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(4)	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 4.1 to Form S-4 Registration Statement of Entegris, Inc. and Eagle DE, Inc. (No. 333-124719)
(4)
Indenture, dated as of April 30, 2020, by and among the Company, certain subsidiaries of the Company and Wells Fargo Bank, National Association, as trustee, including the form of note representing the 2028 Notes
Exhibit 4.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2020
(4)
Indenture, dated as of April 30, 2021, by and among the Company, certain subsidiaries of the Company and Wells Fargo Bank, National Association, as trustee, including the form of note representing the 2029 Notes
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
(10)
Amendment No. 4 to Credit and Guaranty Agreement, dated as of April 30, 2021, among Entegris, Inc., as borrower, the other credit parties thereto, the lenders party thereto, the issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent
Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 3, 2021
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
Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016
(10)	Entegris, Inc. 2015 Stock Option Grant Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016
(10)	Entegris, Inc. 2016 Stock Option Grant Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017
(10)	Entegris, Inc. 2017 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2018
(10)	Entegris, Inc. 2018 Performance Share Award Agreement*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019
(10)	Entegris, Inc. 2018 RSU Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019
(10)	Entegris, Inc. 2018 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2019
(10)	Entegris, Inc. 2019 Performance Share Award Agreement*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Entegris, Inc. 2019 RSU Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Entegris, Inc. 2019 Stock Option Grant Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Entegris, Inc. 2020 Performance Share Award Agreement (under 2010 Stock Plan)*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended March 28, 2020
(10)	Entegris, Inc. 2020 RSU Award Agreement (under 2010 Stock Plan)*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended March 28, 2020
(10)	Entegris, Inc. 2020 Stock Option Grant Agreement (under 2010 Stock Plan)*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended March 28, 2020
(10)	Entegris, Inc. 2020 RSU Award Agreement (under 2020 Stock Plan)*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020
(10)	Entegris, Inc. 2021 Performance Share Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020
(10)	Entegris, Inc. 2021 RSU Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020
(10)	Entegris, Inc. 2021 Stock Option Grant Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020

(10)	Executive Employment Agreement, effective November 28, 2012, between the Registrant and Bertrand Loy*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(10)	Amendment No. 1, dated April 26, 2013, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
(10)	Amendment No. 2, dated February 5, 2020, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
(10)	Severance Protection Agreement, dated May 13, 2011 between Entegris, Inc. and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 2, 2011
(10)	Amendment No. 1, dated as of February 23, 2016, to the Severance Protection Agreement by and between Entegris, Inc, and Gregory B. Graves*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016
(10)	Separation Agreement and Release, dated as of August 27, 2019, by and between the Company and Gregory Marshall*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 24, 2019
 * A “management contract or compensatory plan”
The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:
Reg. S-K
Item 601(b)

Reference	Exhibit No.	Documents Filed Herewith
(10)	10.1	Entegris, Inc. 2022 Performance Share Award Agreement*
(10)	10.2	Entegris, Inc. 2022 RSU Award Agreement*
(10)	10.3	Entegris, Inc. 2022 Stock Option Grant Agreement*
(10)	10.4	Third Amendment to Lease Agreement, dated as of October 21, 2021, between Entegris, Inc. and Rivertech Owner LLC
(21)	21	Subsidiaries of Entegris, Inc.
(23)	23	Consent of Independent Registered Public Accounting Firm
(24)	24	Power of Attorney by the Directors of Entegris, Inc.
(31)	31.1	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(31)	31.2	Certification required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes—Oxley Act of 2002.
(32)	32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	32.2	Certification required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(104)	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*  A “management contract or compensatory plan”
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: February 4, 2022	By	/s/ BERTRAND LOY
Bertrand Loy
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ BERTRAND LOY	President, Chief Executive Officer and Director (Principal executive officer)	February 4, 2022
Bertrand Loy

/s/ GREGORY B. GRAVES	Executive Vice President, Chief Financial Officer & Treasurer (Principal financial officer)	February 4, 2022
Gregory B. Graves

/s/ MICHAEL D. SAUER	Vice President, Controller & Chief Accounting Officer (Principal accounting officer)	February 4, 2022
Michael D. Sauer

PAUL L.H. OLSON*	Director, Chairman of the Board	February 4, 2022
Paul L.H. Olson

MICHAEL A. BRADLEY*	Director	February 4, 2022
Michael A. Bradley

RODNEY CLARK*	Director	February 4, 2022
Rodney Clark

JAMES F. GENTILCORE*	Director	February 4, 2022
James F. Gentilcore

YVETTE KANOUFF*	Director	February 4, 2022
Yvette Kanouff

JAMES P. LEDERER*	Director	February 4, 2022
James P. Lederer

AZITA SALEKI-GERHARDT*	Director	February 4, 2022
Azita Saleki-Gerhardt

*By	/s/ Gregory B. Graves
Gregory B. Graves, Attorney-in-fact

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Entegris, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Entegris Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Fair value of acquired customer relationships
As discussed in Note 3 to the consolidated financial statements, the Company accounts for acquired businesses using the acquisition method of accounting by recording assets and liabilities acquired at their respective fair values. During 2021, the Company acquired BASF’s Precision Microchemical business for a total purchase price of $89.7 million, net of cash acquired, and the Company recorded intangible assets for customer relationships of $31.8 million.
We identified the assessment of the fair value of certain acquired customer relationships as a critical audit matter. The key assumptions in the discounted cash flow model used to estimate the acquisition-date fair value of the customer relationships included future revenue growth rates and the discount rate. Evaluating the key assumptions underlying the estimate of the fair value of the customer relationships acquired involved a high degree of auditor judgment, as changes in these key assumptions could have a significant impact on the fair value of the customer relationships.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition process. This included controls related to the development and review of the key assumptions. We evaluated the reasonableness of the Company’s selected future revenue growth rates by comparing those assumptions to the historical results of BASF’s Precision Microchemical business and industry outlooks for the end user markets of the acquired business’s products. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.
/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1966.

Minneapolis, Minnesota
February 4, 2022

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$402,565	$580,893
Trade accounts and notes receivable, net	347,413	264,392
Inventories, net	475,213	323,944
Deferred tax charges and refundable income taxes	35,312	21,136
Other current assets	52,867	43,892
Total current assets	1,313,370	1,234,257
Property, plant and equipment, net	654,098	525,367
Other assets:
Right-of-use assets	66,563	45,924
Goodwill	793,702	748,037
Intangible assets, net	335,113	337,632
Deferred tax assets and other noncurrent tax assets	17,671	14,519
Other noncurrent assets	11,379	11,960
Total assets	$3,191,896	$2,917,696
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$130,734	$81,618
Accrued payroll and related benefits	108,818	94,364
Other accrued liabilities	90,313	82,648
Income taxes payable	49,136	43,996
Total current liabilities	379,001	302,626
Long-term debt, excluding current maturities	937,027	1,085,783
Pension benefit obligations and other liabilities	37,816	36,457
Deferred tax liabilities and other noncurrent tax liabilities	64,170	73,606
Long-term lease liabilities	60,101	39,730
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of December 31, 2021: 135,719,366 and 135,516,966, respectively; issued and outstanding shares as of December 31, 2020: 135,148,774 and 134,946,374, respectively	1,357	1,351
Treasury stock, common, at cost: 202,400 shares held as of December 31, 2021 and December 31, 2020	(7,112)	(7,112)
Additional paid-in capital	879,845	844,850
Retained earnings	879,776	577,833
Accumulated other comprehensive loss	(40,085)	(37,428)
Total equity	1,713,781	1,379,494
Total liabilities and equity	$3,191,896	$2,917,696
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net sales	$2,298,893	$1,859,313	$1,591,066
Cost of sales	1,239,229	1,009,591	879,413
Gross profit	1,059,664	849,722	711,653
Selling, general and administrative expenses	292,408	265,128	284,807
Engineering, research and development expenses	167,632	136,057	121,140
Amortization of intangible assets	47,856	53,092	66,428
Operating income	551,768	395,445	239,278
Interest expense	41,240	48,600	46,962
Interest income	(243)	(786)	(4,652)
Other expense (income), net	31,695	(6,656)	(121,081)
Income before income tax expense	479,076	354,287	318,049
Income tax expense	69,950	59,318	63,189
Net income	$409,126	$294,969	$254,860

Basic net income per common share	$3.02	$2.19	$1.89
Diluted net income per common share	$3.00	$2.16	$1.87

Weighted average shares outstanding
Basic	135,411	134,837	135,137
Diluted	136,574	136,266	136,568

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net income	$409,126	$294,969	$254,860
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(2,275)	(120)	(3,692)
Pension liability adjustments, net	(382)	(49)	69
Other comprehensive loss	(2,657)	(169)	(3,623)
Comprehensive income	$406,469	$294,800	$251,237
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2018	136,179	$1,362	202	$(7,112)	$837,658	$213,753	$(32,776)	$(860)	$1,012,025
Shares issued under stock plans	877	9	—	—	(1,440)	—	—	—	(1,431)
Share-based compensation expense	—	—	—	—	19,629	—	—	—	19,629
Repurchase and retirement of common stock	(2,126)	(22)	—	—	(13,084)	(61,681)			(74,787)
Dividends declared ($0.30 per share)	—	—	—	—	21	(40,805)	—	—	(40,784)
Pension liability adjustment	—	—	—	—	—	—	—	69	69
Foreign currency translation	—	—	—	—	—	—	(3,692)	—	(3,692)
Net income	—	—	—	—	—	254,860	—	—	254,860
Balance at December 31, 2019	134,930	1,349	202	(7,112)	842,784	366,127	(36,468)	(791)	1,165,889
Shares issued under stock plans	997	10	—	—	(16,072)	—	—	—	(16,062)
Share-based compensation expense	—	—	—	—	22,920	—	—	—	22,920
Repurchase and retirement of common stock	(778)	(8)	—	—	(4,820)	(39,735)	—		(44,563)
Dividends declared ($0.32 per share)	—	—	—	—	38	(43,528)	—	—	(43,490)
Pension liability adjustment	—	—	—	—	—	—	—	(49)	(49)
Foreign currency translation	—	—	—	—	—	—	(120)	—	(120)
Net income	—	—	—	—	—	294,969	—	—	294,969
Balance at December 31, 2020	135,149	1,351	202	(7,112)	844,850	577,833	(36,588)	(840)	1,379,494
Shares issued under stock plans	1,133	11	—	—	8,643	—	—	—	8,654
Share-based compensation expense	—	—	—	—	29,884	—	—	—	29,884
Repurchase and retirement of common stock	(563)	(5)	—	—	(3,547)	(63,557)	—		(67,109)
Dividends declared ($0.32 per share)	—	—	—	—	15	(43,626)	—	—	(43,611)
Pension liability adjustment	—	—	—	—	—	—	—	(382)	(382)
Foreign currency translation	—	—	—	—	—	—	(2,275)	—	(2,275)
Net income	—	—	—	—	—	409,126	—	—	409,126
Balance at December 31, 2021	135,719	$1,357	202	$(7,112)	$879,845	$879,776	$(38,863)	$(1,222)	$1,713,781

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Operating activities:
Net income	$409,126	$294,969	$254,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,311	83,430	74,975
Amortization	47,856	53,092	66,428
Share-based compensation expense	29,884	22,920	19,629
Provision for deferred income taxes	(18,433)	(7,250)	(14,008)
Charge for excess and obsolete inventory	17,103	15,387	11,433
Loss on extinguishment of debt	23,338	2,378	—
Other	(2,000)	1,090	12,118
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	(86,766)	(27,461)	(3,164)
Inventories	(168,372)	(50,772)	(21,354)
Accounts payable and other accrued liabilities	53,577	40,162	(22,647)
Other current assets	2,870	(11,952)	7,784
Income taxes payable, refundable income taxes and noncurrent taxes payable	(3,292)	28,490	(3,494)
Other	5,252	2,191	(262)
Net cash provided by operating activities	400,454	446,674	382,298
Investing activities:
Acquisition of property and equipment	(210,626)	(131,752)	(112,355)
Acquisition of business, net of cash acquired	(91,942)	(111,912)	(277,369)
Other	4,450	338	3,884
Net cash used in investing activities	(298,118)	(243,326)	(385,840)
Financing activities:
Proceeds from short-term borrowings	101,000	217,000	—
Payments of short-term borrowings	(101,000)	(217,000)	—
Proceeds from long-term debt	400,000	400,000	—
Payments of long-term debt	(550,000)	(251,000)	(4,000)
Payments for debt issuance costs	(5,069)	(3,964)	—
Payments for debt extinguishment costs	(19,080)	—	—
Payments for dividends	(43,545)	(43,245)	(40,566)
Issuance of common stock from employee stock plans	24,744	8,738	7,291
Taxes paid related to net share settlement of equity awards	(16,090)	(24,800)	(8,722)
Repurchase and retirement of common stock	(67,109)	(44,563)	(80,321)
Deferred acquisition payment	—	(16,125)	—
Other	(348)	(2,892)	(502)
Net cash (used in) provided by financing activities	(276,497)	22,149	(126,820)
Effect of exchange rate changes on cash and cash equivalents	(4,167)	3,485	211
(Decrease) increase in cash and cash equivalents	(178,328)	228,982	(130,151)
Cash and cash equivalents at beginning of year	580,893	351,911	482,062
Cash and cash equivalents at end of year	$402,565	$580,893	$351,911
See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Supplemental Cash Flow Information

(In thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Non-cash transactions:
Contingent consideration obligation	$—	$—	$686
Deferred acquisition payments, net	250	1,482	19,848
Equipment purchases in accounts payable	29,042	11,921	11,285
Increase in dividends payable	66	245	349
Schedule of interest and income taxes paid:
Interest paid	$46,791	$42,575	$41,711
Income taxes, net of refunds received	88,059	37,228	77,970

See the accompanying notes to consolidated financial statements

ENTEGRIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
Allowance for Credit Allowances An allowance for uncollectible trade receivables is estimated based on a combination of write-off history, aging analysis and any specific, known troubled accounts. The Company maintains an allowance for credit allowances that management believes is adequate to cover expected losses on trade receivables.
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
Operating assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU assets include prepaid lease payments and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Lease and non-lease components are generally accounted for separately for real estate leases. For non-real estate leases, we account for the lease and non-lease components as a single lease component.
Property, Plant and Equipment Property, plant and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred, while significant additions and improvements are capitalized. Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable based on estimated future undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the net book value and the estimated fair value of the asset(s).
Fair Value of Financial Instruments The carrying value of cash equivalents, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those instruments.
The fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $952.5 million at December 31, 2021 compared to the carrying amount of long-term debt, including current maturities, of $937.0 million at December 31, 2021.
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

Based on its annual analysis, the Company determined there was no indication of impairment of goodwill and the estimated fair value of each reporting unit exceeded its carrying value.
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
The following is a description of principal activities from which the Company generates its revenues. The Company has three reportable segments. For more detailed information about reportable segments, see note 16 to the consolidated financial statements. For each of the three reportable segments, the recognition of revenue regarding the nature of goods and services provided by the segments are similar and described below. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment or delivery, depending on the terms of the underlying contracts. For product sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognizes the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligations. All material revenue is being recognized at a point in time.
The Company generally recognizes revenue for sales of services when the Company has satisfied the performance obligation. The payment terms and revenue recognized are based on time and materials.
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
Recent Accounting Pronouncements Adopted in 2021 In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted this new guidance in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
Recent Accounting Pronouncements Yet to be Adopted
The Company currently has no material recent accounting pronouncements yet to be adopted.
(2) REVENUES
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in other accrued liabilities balance in the consolidated balance sheet.

(In thousands)	2021	2020
Balance at beginning of year	$13,852	$13,022
Revenue recognized that was included in the contract liability balance at the beginning of the period	(13,819)	(11,018)
Increases due to cash received, excluding amounts recognized as revenue during the period	23,017	11,848
Balance at end of year	$23,050	$13,852
(3)    ACQUISITIONS
Pending Acquisition - CMC Materials
On December 14, 2021, Entegris and CMC Materials, Inc. entered into a definitive Agreement and Plan of Merger pursuant to which Entegris will acquire CMC Materials in a cash and stock transaction with an enterprise value of approximately $6.5 billion. The transaction is to be financed with a combination of equity issued to CMC Materials, new debt and cash on hand. Entegris has obtained fully committed debt financing from Morgan Stanley Senior Funding, Inc. The transaction is expected to close in the second half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approval and approval by CMC Materials shareholders.
Precision Microchemicals
On November 30, 2021, the Company completed its acquisition of the Precision Microchemicals business from BASF SE. The Precision Microchemicals business reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting, and the Precision Microchemicals business results of operations are included in the Company’s consolidated financial statements as of and since November 30, 2021. Costs associated with the acquisition of the Precision Microchemicals business were $0.2 million for the year ended December 31, 2021 and were expensed as incurred. These costs are included in the selling, general and administrative expenses in the Company’s consolidated statement of operations. The acquisition does not constitute a material business combination.
The purchase price for the Precision Microchemical business includes cash consideration of $89.7 million (net of cash acquired), which was funded from the Company’s existing cash on hand.
The purchase price of the Precision Microchemical business exceeds the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $42.8 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.
The fair value of acquired identifiable intangible assets was determined using Level 3 inputs for the “income approach” on an individual asset basis. The key assumptions used in the calculation of the discounted cash flows include future revenue growth rates, future gross margin, future selling, general and administrative expense, royalty rates, and discount rates. The valuations and the underlying assumptions have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations.

The following table summarizes the preliminary allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands):	November 30, 2021
Inventories, net	$967
Other current assets	19
Identifiable intangible assets	44,910
Right-of-use assets	1,912
Property, plant and equipment	1,002
Other noncurrent assets	18
Accounts payable and accrued liabilities	(43)
Short-term lease liability	(170)
Long-term lease liability	(1,742)
Net assets acquired	46,873
Goodwill	42,819
Total purchase price, net of cash acquired	$89,692
The Company recognized the following provisional finite-lived intangible assets as part of the acquisition of the Precision Microchemical business:

(In thousands)	Amount	Weighted average life in years
Developed technology	$9,600	9.0
Trademarks and trade names	3,400	15.0
Customer relationships	31,800	15.5
Other	110
	$44,910	14.1
The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. The determination of the fair value of property, plant and equipment is completed, with the remaining assets acquired, liabilities assumed and working capital expected to be finalized in the first quarter of 2022. To the extent that the Company's estimates require adjustment, the Company will modify the fair values.
Other Acquisitions
During the year ended December 31, 2021, the Company completed an acquisition for $2.5 million, substantially all of which was paid in cash and qualified as a business combination. This acquisition has been included in the Company’s condensed consolidated results of operations since its acquisition date. The effect of this business combination was not material to the Company’s condensed consolidated results of operations.
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
The purchase price for GMTI included cash consideration of $36.3 million, net of cash acquired, which was funded from the Company’s existing cash on hand.
The purchase price of GMTI exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $16.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.

The fair value of acquired identifiable intangible assets was determined using Level 3 inputs for the “income approach” on an individual asset basis. The key assumptions used in the calculation of the discounted cash flows include future revenue growth rates, future gross margin, future selling, general and administrative expense, royalty rates, and discount rates. The valuations and the underlying assumptions have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations.
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
The purchase price for Sinmat included cash consideration of $76.2 million, or $75.6 million net of cash acquired, which was funded from the Company’s existing cash on hand.
The purchase price of Sinmat exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $31.7 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.
The fair value of acquired identifiable intangible assets was determined using Level 3 inputs for the “income approach” on an individual asset basis. The key assumptions used in the calculation of the discounted cash flows include future revenue growth rates, future gross margin, future selling, general and administrative expense, royalty rates, and discount rates. The valuations and the underlying assumptions have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations.
During the quarter ended June 27, 2020, the Company finalized its fair value determination of the assets acquired and the liabilities assumed. The following table summarizes the provisional and final allocations of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the acquisition date and as adjusted as of June 27, 2020, respectively:

(In thousands):	As of January 10, 2020	As of June 27, 2020
Trade accounts and note receivable, net	$1,189	$1,189
Inventories, net	1,010	1,010
Other current assets	8	8
Property, plant and equipment	63	63
Identifiable intangible assets	41,680	41,680
Right-of-use assets	1,712	1,712
Deferred tax asset	—	102
Accounts payable and accrued liabilities	(58)	(58)
Short-term lease liability	(150)	(150)
Long-term lease liability	(1,562)	(1,562)
Net assets acquired	43,892	43,994
Goodwill	31,751	31,651
Total purchase price, net of cash acquired	$75,643	$75,645
The Company recognized the following finite-lived intangible assets as part of the acquisition of Sinmat:

(In thousands)	Amount	Weighted average life in years
Developed technology	$7,650	7.0
Trademarks and trade names	130	1.3
Customer relationships	33,900	15.0
	$41,680	13.5
(4)    TRADE ACCOUNTS AND NOTES RECEIVABLE
Trade accounts and notes receivable from customers at December 31, 2021 and 2020 consist of the following:

(In thousands)	2021	2020
Accounts receivable	$347,111	$264,771
Notes receivable	2,651	2,005
Total trade accounts and notes receivable	349,762	266,776
Less allowance for credit allowances	2,349	2,384
Trade accounts and notes receivable, net	$347,413	$264,392

(5)    INVENTORIES
Inventories at December 31, 2021 and 2020 consist of the following:

(In thousands)	2021	2020
Raw materials	$191,986	$97,319
Work-in-process	40,257	32,316
Finished goods (a)	242,970	194,309
Inventories, net	$475,213	$323,944
(a) Includes consignment inventories held by customers of $16.0 million and $13.0 million at December 31, 2021 and 2020, respectively.

(6)    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2021 and 2020 consists of the following:

(In thousands)	2021	2020	Estimated useful lives in years
Land	$24,000	$23,901
Buildings and improvements	281,019	238,586	5-35
Manufacturing equipment	415,985	365,511	5-10
Canisters and cylinders	142,071	120,113	3-12
Molds	77,708	76,283	3-5
Office furniture and lab equipment	189,258	165,950	3-8
Construction in progress	177,161	109,280
Total property, plant and equipment	1,307,202	1,099,624
Less accumulated depreciation	653,104	574,257
Property, plant and equipment, net	$654,098	$525,367
The table below sets forth the depreciation expense for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Depreciation expense	$90,311	$83,430	$74,975

(7)    GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, Specialty Chemicals and Engineered Materials (“SCEM”), Microcontamination Control (“MC”) and Advanced Materials Handling (“AMH”), for the years ended December 31, 2021 and 2020 is shown below:

(In thousands)	SCEM	MC	AMH	Total
December 31, 2019	$397,952	$240,021	$57,071	$695,044
Addition due to acquisitions	31,751	—	16,099	47,850
Purchase accounting adjustments	1,276	1,769	—	3,045
Foreign currency translation	(3,266)	5,364	—	2,098
December 31, 2020	427,713	247,154	73,170	748,037
Addition due to acquisitions	42,819	—	932	43,751
Foreign currency translation	343	1,571	—	1,914
December 31, 2021	$470,875	$248,725	$74,102	$793,702
As of December 31, 2021, goodwill amounted to approximately $793.7 million, an increase of $45.7 million from the balance at December 31, 2020. The increase in goodwill in 2021 reflects the acquisitions of the Precision Microchemicals business and the other transaction described in note 3 and foreign currency translation. The increase in goodwill in 2020 reflects the acquisition of GMTI and Sinmat described in note 3 with additional increases as a result of purchase accounting adjustments related to Anow and MPD and foreign currency translation.
Identifiable intangible assets at December 31, 2021 and 2020 consist of the following:

2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	$293,982	$232,722	$61,260	7.2
Trademarks and trade names	33,553	20,340	13,213	10.6
Customer relationships	481,674	227,350	254,324	12.4
Other	20,505	14,189	6,316	6.6
	$829,714	$494,601	$335,113	10.3

2020
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	$283,272	$221,651	$61,621	7.1
Trademarks and trade names	30,100	18,374	11,726	10.1
Customer relationships	449,659	193,313	256,346	12.2
Other	20,396	12,457	7,939	6.6
	$783,427	$445,795	$337,632	10.1
The table below sets forth the amortization expense for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Amortization expense	$47,856	$53,092	$66,428
The amortization expense for each of the five succeeding years and thereafter relating to intangible assets currently recorded in the Company’s consolidated balance sheets is estimated to be the following at December 31, 2021:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Future amortization expense	$51,041	50,352	37,738	31,293	29,060	135,629	$335,113

(8) DEBT
Long-term debt at December 31, 2021 and 2020 consists of the following:

(In thousands)	2021	2020
Senior unsecured notes due 2029	$400,000	$—
Senior unsecured notes due 2028	400,000	400,000
Senior secured term loan facility due 2025	145,000	145,000
Senior unsecured notes due 2026	—	550,000
	945,000	1,095,000
Unamortized discount and debt issuance costs	7,973	9,217
Total long-term debt	937,027	1,085,783
Less current maturities of long-term debt	—	—
Long-term debt less current maturities	$937,027	$1,085,783
Annual maturities of long-term debt, excluding unamortized discount and issuance costs, due as of December 31, 2021 are as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Contractual debt obligation maturities*	$—	—	—	145,000	—	800,000	$945,000
*Subject to Excess Cash Flow payments to the lenders, see discussion below.
Pending Merger
In connection with the proposed merger with CMC Materials, on December 31, 2021, the Company entered into an amended and restated commitment letter, which amended and restated the commitment letter with Morgan Stanley Senior Funding, Inc. and certain other financial institutions (collectively, the “Financing Sources”), dated as of December 14, 2021, among Entegris and the Financing Sources (as amended and restated, the “Commitment Letter”). Pursuant to the Commitment Letter, the Financing Sources (a) committed to provide Entegris (i) a senior secured first lien term loan B facility in an aggregate principal amount of up to $4 billion (the “Term Loan B Facility”), and (ii) a senior unsecured bridge term loan facility in an aggregate principal amount of up to $895.0 million (the “Bridge Facility” and together with the Term Loan B Facility, the “Facilities”) and (b) to the extent that such Financing Sources are revolving lenders under Entegris’ existing credit agreement, (i) consented to the merger and certain amendments to the terms of the Company’s senior secured revolving credit facility (the “Revolving Facility”) and (ii) committed to provide to Entegris additional revolving credit commitments in an aggregate principal amount of $175.0 million. Commitments under the Bridge Facility will be reduced by, among other things, the aggregate gross cash proceeds in excess of $300.0 million resulting from any issuance or sale by Entegris of (x) senior unsecured notes pursuant to a public offering or a Rule 144A offering or other private placement or certain other debt securities or indebtedness for borrowed money, which are collectively referred to as the notes, and (y) equity securities (including common stock and any securities convertible or exchangeable into or exercisable for equity securities or other equity-linked securities) of Entegris.
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
The Company used the net proceeds of the offering, together with cash on hand and $51 million borrowed under the Revolving Facility, to pay the redemption price for the redemption in full of the $550 million aggregate principal amount of senior unsecured notes due 2026 (the “2026 Notes”) and to pay certain fees and expenses related to the offering. In connection with the redemption of the 2026 Notes, the Company incurred a loss on extinguishment of debt of $23.1 million, which is included in Other expense (income), net on the condensed consolidated statement of operations.
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
The 2029 Notes Indenture also, subject to certain exceptions, limits the ability of any non-Guarantor subsidiary of the Company to incur indebtedness. These covenants are subject to a number of other limitations and exceptions as set forth in the 2029 Notes Indenture. The Company was in compliance with all of the above covenants at December 31, 2021.
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
The 2028 Notes are guaranteed, jointly and severally, fully and unconditionally, on a senior unsecured basis, by the Company’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, to the extent that such entities guarantee indebtedness under the Senior Secured Credit Facilities or the Company’s 3.625% senior unsecured notes due 2029 (the “2029 Notes”) and any other subsidiary of the Company to the extent it incurs certain additional indebtedness (collectively, the “Guarantors”).
The 2028 Notes and the guarantees thereof are the Company’s and the Guarantors’ senior unsecured obligations, respectively, and will (i) rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness; (ii) rank senior to any subordinated indebtedness that the Company or the Guarantors may incur; (iii) be effectively subordinated to all of the Company’s or the Guarantors’ existing and future secured indebtedness (including the Senior Secured Credit Facilities), in each case, to the extent of the value of the assets securing such indebtedness; and (iv) be structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries that do not guarantee the 2028 Notes.
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

The 2028 Notes Indenture that governs the 2028 Notes contains covenants that, among other things, limit the Company’s ability and/or the ability of the Company’s subsidiaries to incur liens, engage in sale and leaseback transactions and consolidate, merge with or convey, transfer or lease all or substantially all of the Company’s and its subsidiaries’ assets to another person. The 2028 Notes Indenture also, subject to certain exceptions, limits the ability of any non-Guarantor subsidiary of the Company to incur indebtedness. These covenants are subject to a number of other limitations and exceptions as set forth in the 2028 Notes Indenture. The Company is in compliance with all of the above covenants at December 31, 2021.
The 2028 Notes Indenture provides for events of default which, if certain of them occur, would permit the 2028 Notes Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2028 Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2028 Notes to be due and payable immediately.
Senior Secured Credit Facilities
On November 6, 2018, the Company entered into a credit and guaranty agreement with Goldman Sachs Bank USA, as administrative agent and collateral agent, and added two additional lenders to the lenders party thereto. The credit agreement was amended in October 2019 (as so amended, the “Credit Agreement”) to change the administrative agent and collateral agent to Morgan Stanley and add two lenders. The Credit Agreement provides senior secured financing in an aggregate principal amount of $700 million, consisting initially of (a) term loans in an aggregate principal amount of $400 million (the “New Term Loan Facility”) and (b) revolving commitments in an aggregate amount of $300 million (the “New Revolving Facility”, amended with the issuance of the 2029 Notes to $400 million and together with the New Term Loan Facility, the “New Credit Facilities”). Borrowings under the New Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, a base rate (such as prime rate or LIBOR) plus an applicable margin. The Company’s interest rate on the term loans under the New Term Loan Facility is 2.10% at December 31, 2021. In addition to paying interest on the outstanding principal under the New Credit Facilities, the Company will pay (i) with respect to the New Term Loan Facility, customary agency fees, and (ii) with respect to the New Revolving Facility, a commitment fee in respect of the unutilized commitments thereunder and customary letter of credit fees and agency fees. The initial commitment fee is 0.20% per annum.
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
At present, LIBOR is expected to be published only on a limited basis after 2021. The Credit Agreement includes customary “hard-wired” LIBOR replacement provisions for when LIBOR becomes unavailable, which would replace LIBOR with Term SOFR or any prevailing market convention for determining rates of interest for syndicated loans denominated in U.S. dollars in the United States.
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
The New Term Loan Facility matures on November 6, 2025 and the New Revolving Facility matures on April 30, 2026, which was amended from November 6, 2023 in connection with the issuance of the 2029 Notes. At December 31, 2021, the only outstanding amounts under the New Revolving Facility were undrawn outstanding letters of credit of $0.2 million.
All obligations under the New Credit Facilities are unconditionally guaranteed by certain of the Company’s wholly-owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Company’s subsidiaries that have guaranteed the New Credit Facilities.
The New Credit Facilities contain a number of negative covenants that, subject to certain exceptions, restrict the Company’s ability and each of the Company’s subsidiaries’ ability to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other indebtedness; make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions. If at any time, commencing with the fiscal quarter ending March 31, 2019, the Company has revolving borrowings, unreimbursed letter of credit drawings and undrawn letters of credit outstanding in an amount in excess of 35.0% of the commitment amount under the New Revolving Facility, the Credit Agreement requires the Company to maintain a secured net leverage ratio of at least 3.25 to 1.0. The Company is in compliance with all of the above covenants at December 31, 2021.

(9) OTHER EXPENSE (INCOME), NET
The table below sets forth the Other (income) expense, net for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Versum termination fee, net	$—	$—	$(122,000)
Loss (gain) on foreign currency remeasurement	7,857	(9,751)	(237)
Loss on extinguishment of debt and modification	23,338	2,378	—
Other, net	500	717	1,156
Other expense (income), net	$31,695	$(6,656)	$(121,081)

Versum termination fee, net
On January 28, 2019, the Company and Versum announced that they had entered into an Agreement and Plan of Merger, dated as of January 27, 2019 (the “Versum Merger Agreement”), pursuant to which they agreed to combine in a merger of equals. On April 8, 2019, Versum announced that its board of directors had received a proposal from Merck KGaA to acquire Versum and that its board of directors had deemed such proposal as a “Superior Proposal” as defined in the Versum Merger Agreement. On April 12, 2019, the Company received a termination notice from Versum terminating the Versum Merger Agreement. In accordance with the terms of the Merger Agreement, Entegris received a $140.0 million termination fee from Versum in the second quarter of 2019. Also in the second quarter of 2019, the Company paid a fee of $18.0 million to the third-party financial adviser it had engaged to assist with the transaction.
(10)    LEASES
Leases As of December 31, 2021, the Company was obligated under operating lease agreements for certain office space and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Our leases have remaining lease terms of 1 year to 19 years, some of which may include options to extend the lease for up to 6 years, and some of which may include options to terminate the leases within 1 year.
As of December 31, 2021 and 2020, the Company’s operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet as follows, together with certain supplemental balance sheet information:

(In thousands)	Classification	2021	2020
Assets
Right-of-use assets	Right-of-use assets	$66,563	$45,924
Liabilities
Short-term lease liability	Other accrued liabilities	10,638	9,960
Long-term lease liability	Long-term lease liability	60,101	39,730
Total lease liabilities		$70,739	$49,690
Lease Term and Discount Rate
Weighted average remaining lease term (years)		9.2	7.9
Weighted average discount rate		4.2%	5.0%
Expense for leases less than 12 months for the year ended December 31, 2021, 2020 and 2019 were not material. The components of lease expense for the year ended December 31, 2021, 2020 and 2019 are as follows:

(In thousands)	2021	2020	2019
Operating lease cost	$13,127	$13,576	$12,538
The Company combines the amortization of the right-of-use assets and the change in the operating lease liability in the same line item in the Statement of Cash Flows. Other information related to the Company’s operating leases for the year ended December 31, 2021, 2020 and 2019 are as follows:

(In thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$11,009	$10,806	$11,137
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,492	$5,133	$9,077

Future minimum lease payments for noncancellable operating leases as of December 31, 2021, were as follows:

(In thousands)	2021
One Year	$13,340
Two Years	11,612
Three Years	8,690
Four Years	7,860
Five Years	7,473
Beyond Five Years	37,474
Total	$86,449
Less: Interest	15,710
Present value of lease liabilities	$70,739

(11) ASSET RETIREMENT OBLIGATIONS
The Company has asset retirement obligations (“AROs”) related to environmental disposal obligations associated with cylinders used to supply customers with gas products, and certain restoration obligations associated with certain of its leased facilities.
Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2021 and 2020 are shown below:

(In thousands)	2021	2020
Balance at beginning of year	$14,500	$13,940
Liabilities settled	(78)	—
Liabilities incurred	3,274	218
Accretion expense	166	216
Revision of estimate	(368)	126
Balance at end of year	$17,494	$14,500
ARO liabilities expected to be settled within twelve months are included in the consolidated balance sheets in other accrued liabilities, while all other ARO liabilities are included in pension benefit obligations and other liabilities in the consolidated balance sheets.
(12)    INCOME TAXES
Income before income taxes for the years ended December 31, 2021, 2020 and 2019 was derived from the following sources:

(In thousands)	2021	2020	2019
Domestic	$137,145	$86,572	$145,215
Foreign	341,931	267,715	172,834
Income before income tax expense	$479,076	$354,287	$318,049
Income tax expense for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

(In thousands)	2021	2020	2019
Current:
Federal	$9,187	$8,107	$35,497
State	2,939	1,151	2,625
Foreign	76,257	57,310	39,075
	88,383	66,568	77,197
Deferred (net of valuation allowance):
Federal	(11,726)	(592)	(10,966)
State	(498)	(407)	(1,018)
Foreign	(6,209)	(6,251)	(2,024)
	(18,433)	(7,250)	(14,008)
Income tax expense	$69,950	$59,318	$63,189

Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2021, 2020 and 2019 as follows:

(In thousands)	2021	2020	2019
Expected federal income tax at statutory rate	$100,606	$74,400	$66,790
State income taxes before valuation allowance, net of federal tax effect	(1,333)	(1,539)	(1,563)
Effect of foreign source income	(15,862)	(7,877)	(1,362)
Tax contingencies	4,696	1,688	1,785
Valuation allowance	9,984	9,281	2,051
U.S. federal research credit	(8,469)	(7,204)	(6,514)
Equity compensation	(8,899)	(8,231)	(1,411)
Foreign derived intangible income	(6,496)	(1,153)	(7,851)
Legal entity restructuring capital loss	(5,079)	—	—
Legal entity restructuring dividends received deduction	—	—	9,398
Other items, net	802	(47)	1,866
Income tax expense	$69,950	$59,318	$63,189
The Company has made employment and spending commitments to Singapore. In return for those commitments, the Company has been granted a partial tax holiday for eight years starting in 2013. During 2017, this agreement was extended to 2027 in exchange for revised employment and spending commitments. The income tax benefits attributable to the tax status are $13.9 million ($0.10 per diluted share), $9.4 million ($0.07 per diluted share) and $5.8 million ($0.04 per diluted share) for the years ending December 31, 2021, 2020 and 2019, respectively. The 2021, 2020 and 2019 effective tax rates include additional benefits of $8.0 million, $5.4 million and $3.3 million because the corporate tax rate in Singapore is lower than the U.S. rate.
At December 31, 2021, there were approximately $101.3 million of accumulated undistributed earnings of subsidiaries outside of the United States, all of which are considered to be indefinitely reinvested. Management estimates that approximately $11.6 million of withholding taxes would be incurred if these undistributed earnings were distributed.
The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Deferred tax assets attributable to:
Accounts receivable	$397	$436
Inventory	6,510	4,566
Accruals not currently deductible for tax purposes	19,636	12,828
Net operating loss and credit carryforwards	42,599	33,347
Capital loss carryforward	485	—
Equity compensation	2,630	3,001
Asset impairments	—	452
Other, net	7,786	6,212
Gross deferred tax assets	80,043	60,842
Valuation allowance	(39,383)	(29,399)
Total deferred tax assets	40,660	31,443
Deferred tax liabilities attributable to:
Purchased intangible assets	(33,887)	(38,083)
Depreciation	(9,102)	(13,276)
Total deferred tax liabilities	(42,989)	(51,359)
Net deferred tax liabilities	$(2,329)	$(19,916)
Deferred tax assets are generally required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
As of December 31, 2021 and 2020, the Company had net U.S. deferred tax assets of $3.0 million and deferred tax liabilities of $4.7 million, respectively, which are composed of temporary differences and various tax credit carryforwards. Management believes that it is more likely than not that the benefit from certain state net operating loss carryforwards, state credit carryforwards and certain federal foreign tax credit carryforwards will not be realized. In recognition of this risk, management has provided valuation allowances of $16.1 million and $18.6 million as of December 31, 2021 and 2020, respectively, on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2021 will be recognized as a reduction of income tax expense.
At December 31, 2021, the Company had state operating loss and credit carryforwards of approximately $16.0 million, which begin to expire in 2022, and foreign operating loss carryforwards of $37.6 million, which begin to expire in 2023.
As of December 31, 2021 and 2020, the Company had net non-U.S. deferred tax assets of $34 million and $14.1 million, respectively, for which management determined based upon the available evidence a valuation allowance of $23.3 million and $10.8 million as of December 31, 2021 and 2020, respectively, was required against the non-U.S. gross deferred tax assets. For other non-U.S. jurisdictions, management relies upon projections of future taxable income to utilize deferred tax assets.
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
Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Gross unrecognized tax benefits at beginning of year	$17,395	$16,194
Increase in tax positions from prior years	131	412
Decrease in tax positions from prior years	(69)	(453)
Increases in tax positions for current year	8,476	3,463
Settlement of tax positions for current year	(286)	(532)
Lapse in statute of limitations	(1,858)	(1,689)
Gross unrecognized tax benefits at end of year	$23,789	$17,395
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $17.1 million at December 31, 2021.
Penalties and interest paid or received are recorded in other income, net in the consolidated statements of operations. As of December 31, 2021 and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.9 million and $4.9 million, respectively. Expenses of $1.0 million, $0.9 million and $0.6 million were recognized as interest and penalties in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statutes of limitations related to both the consolidated federal income tax return and state returns are closed for all years up to and including 2017 and 2017, respectively. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2015.
Due to the expiration of various statutes of limitations and settlements of audits, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by approximately $1.9 million.
(13)    EQUITY
Dividend
Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s board of directors. The Company’s board of directors declared cash dividends of $0.08 per share during each of the first, second, third and fourth quarters of 2021, payments for which totaled $43.6 million. The Company’s board of directors declared cash dividends of $0.08 per share during each of the first, second, third and fourth quarters of 2020, payments for which totaled $43.5 million. During 2019, the Company’s board of directors declared cash dividends of $0.07 per share during each of the first and second quarters and $0.08 per share during each of the third and fourth quarters of 2019, payments for which totaled $40.8 million.

On January 19, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on February 23, 2022 to shareholders of record as of February 2, 2022.
Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s board of directors. Furthermore, the credit agreements governing the New Credit Facilities contain restrictions that may limit our ability to pay dividends.
Share Repurchase Program
On December 14, 2020, the Company’s board of directors authorized a repurchase program, effective February 16, 2021, covering the repurchase of up to an aggregate of $125.0 million of the Company’s common stock, during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This repurchase program will expire pursuant to its terms on February 15, 2022. In connection with its proposed acquisition of CMC, the Company suspended this share repurchase program and does not anticipate authorizing a new program in 2022.
The Company repurchased $67.1 million, $44.6 million and $74.8 million of shares for the years ended December 31, 2021, 2020 and 2019, respectively.
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
For all plans, exclusive of the employee stock purchase plan, the Company had shares available for future grants of 8.7 million, 9.0 million, and 8.2 million shares at December 31, 2021, 2020 and 2019, respectively.
Stock Options
Stock option activity for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	2021		2020		2019
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	1,082	$33.38	1,575	$21.39	1,410	$18.22
Granted	167	98.11	216	55.72	293	33.33
Exercised	(592)	27.32	(709)	13.60	(128)	13.89
Expired or forfeited	—	—	—	—	—	—
Options outstanding, end of year	657	$55.32	1,082	$33.38	1,575	$21.39
Options exercisable, end of year	111	$34.54	426	$24.99	788	$15.75

Options outstanding under the Company’s stock plans at December 31, 2021 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$21.60 to $21.60	29	2.1 years	$21.60	29	$21.60
$31.10 to $31.10	101	3.1 years	31.10	31	31.10
$33.33 to $33.33	173	4.1 years	33.33	27	33.33
$55.72 to $55.72	187	5.1 years	55.72	24	55.72
$98.11 to $98.11	167	6.1 years	98.11	—	—
	657	4.7 years	$55.32	111	$34.54
The weighted average remaining contractual term for options outstanding and options exercisable for all plans at December 31, 2021 was 4.7 years and 3.6 years, respectively.
Under the stock plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $54.7 million and $36.4 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $138.58 at December 31, 2021, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $54.7 million and $11.5 million for options outstanding and options exercisable, respectively.
Share-based payment awards in the form of stock option awards for 0.2 million, 0.2 million and 0.3 million shares were granted to employees during the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense is based on the grant date fair value. The awards vest annually over a period of four years and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.
The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2021, 2020 and 2019:

Employee stock options:	2021	2020	2019
Volatility	38.0%	31.9%	31.6%
Risk-free interest rate	0.4%	1.4%	2.5%
Dividend yield	0.3%	0.6%	0.8%
Expected life (years)	4.6	4.3	4.1
Weighted average fair value per option	$30.69	$14.83	$8.89
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
Employee Stock Purchase Plan

The Company maintains the Entegris, Inc. Amended and Restated Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of the Company’s common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. At December 31, 2021, 1.5 million shares remained available for issuance under the ESPP. Employees purchased 0.1 million, 0.2 million and 0.2 million shares, at a weighted-average price of $90.89, $46.58, and $28.67 during the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Stock Units

Restricted stock units are awards of common stock made under the Stock Plans that are subject to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock units is determined using the market price on the grant date. Compensation expense for restricted stock units is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock unit activity for the years ended December 31, 2021, 2020 and 2019 is presented in the following table:

	2021		2020		2019
(Shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	1,083	$41.31	1,254	$27.48	1,519	$21.24
Granted	293	101.04	437	57.46	514	34.05
Vested	(439)	35.58	(564)	23.48	(679)	18.89
Forfeited	(40)	57.39	(44)	35.86	(100)	24.82
Unvested, end of year	897	62.69	1,083	41.31	1,254	27.48

The weighted average remaining contractual term for unvested restricted shares at December 31, 2021 and 2020 was 1.1 years and 1.2 years, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company awarded performance-based restricted stock units for up to 0.1 million, 0.1 million and 0.1 million shares of common stock, respectively, to be issued upon the achievement of performance conditions under the Company’s stock plans to certain officers and other key employees. Compensation expense is based on the grant date fair value. The awards vest on the third anniversary of the award date. The Company estimates the fair value of the performance shares using a Monte Carlo simulation process.
As of December 31, 2021, the total compensation cost related to unvested stock options, performance-based restricted stock units and restricted stock unit awards not yet recognized was $5.8 million, $4.9 million and $37.9 million, respectively, and is expected to be recognized over the next 3.4 years on a weighted-average basis.
Valuation and Expense Information
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Compensation expense is recognized using the straight-line attribution method to recognize share-based compensation over the service period of the award, with adjustments recorded for forfeitures as they occur. The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards, performance-based restricted stock awards and grants under the employee stock purchase plan for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Cost of sales	$3,844	$1,463	$1,180
Engineering, research and development expenses	3,504	2,359	1,901
Selling, general and administrative expenses	22,536	19,098	16,548
Share-based compensation expense	29,884	22,920	19,629
Tax benefit	5,488	4,129	3,626
Share-based compensation expense, net of tax	$24,396	$18,791	$16,003

(14)    BENEFIT PLANS
401(k) Plan
The Company maintains the Entegris, Inc. 401(k) Savings and Profit Sharing Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, eligible employees may defer a portion of their pre-tax wages, up to the Internal Revenue Service annual contribution limit. Entegris matches employees’ contributions to a maximum match of 4% of the employee’s eligible wages. Beginning on January 1, 2022, the maximum match contribution increased to 5% of the employee’s eligible wages. The employer matching contribution expense under the 401(k) Plan was $10.1 million, $8.2 million and $7.1 million in the fiscal years ended December 31, 2021, 2020 and 2019, respectively.
Defined Benefit Plans

The employees of the Company’s subsidiaries in Japan, Taiwan and Germany are covered in defined benefit pension plans. The Company uses a December 31 measurement date for its pension plans.
The tables below set forth the Company’s estimated funded status as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$7,278	$6,946
Service cost	35	31
Interest cost	28	37
Actuarial (gain) loss	547	137
Benefits paid	(455)	(322)
Foreign exchange impact	(383)	449
Benefit obligation at end of year	7,050	7,278
Change in plan assets:
Fair value of plan assets at beginning of year	1,042	910
Return on plan assets	16	31
Employer contributions	74	73
Benefits paid	(157)	(41)
Foreign exchange impact	(6)	69
Fair value of plan assets at end of year	969	1,042
Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(6,081)	$(6,236)
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2021	2020
Noncurrent liability	$(6,081)	$(6,236)
Accumulated other comprehensive loss, net of taxes	1,222	840
Amounts recognized in accumulated other comprehensive loss, (pre-tax):

(In thousands)	2021	2020
Net actuarial loss	$1,195	$713
Prior service cost	422	454
Gross amount recognized	$1,617	$1,167
Information for pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(In thousands)	2021	2020
Projected benefit obligation	$7,050	$7,278
Accumulated benefit obligation	5,995	6,480
Fair value of plan assets	969	1,042
The components of the net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Pension benefits:
Service cost	$35	$31	$26
Interest cost	28	37	54
Expected return on plan assets	(12)	(15)	(16)
Curtailments	—	—	95
Settlements	—	21	—
Amortization of prior service cost	38	36	67
Amortization of plan loss	41	38	17
Net periodic pension benefit cost	$130	$148	$243

Assumptions used in determining the benefit obligation and net periodic benefit cost for the Company’s pension plans for the years ended December 31, 2021, 2020 and 2019 are presented in the following table as weighted-averages:

	2021	2020	2019
Benefit obligations:
Discount rate	0.47%	0.39%	0.53%
Rate of compensation increase	3.94%	2.33%	2.91%
Net periodic benefit cost:
Discount rate	0.70%	0.98%	1.29%
Rate of compensation increase	2.51%	2.33%	3.51%
Expected return on plan assets	1.32%	1.82%	1.51%
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
Plan Assets
At December 31, 2021, the majority of the Company’s pension plan assets were deposited with the Bank of Taiwan in the form of money market funds, where the Bank of Taiwan is the assigned funding vehicle for the statutory retirement benefit. The remaining portion of the Company’s plan assets is deposited in a German insurance company’s investment fund.
The fair value measurements of the Company’s pension plan assets at December 31, 2021, by asset category are as follows:

(In thousands)		Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)
Taiwan plan assets (a)	$712	$712	—	—
Germany plan assets (b)	257	257	—	—
	$969	$969	—	—
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
Cash Flows

The Company expects to make the following contributions and benefit payments:

(In thousands)	Contributions	Payments
2022	$70	$42
2023	—	200
2024	—	317
2025	—	251
2026	—	467
Years 2027-2031	—	935

(15)    EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

(In thousands)	2021	2020	2019
Basic earnings per share—Weighted common shares outstanding	135,411	134,837	135,137
Weighted common shares assumed upon exercise of options and vesting of restricted stock units	1,163	1,429	1,431
Diluted earnings per share—Weighted common shares outstanding	136,574	136,266	136,568
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Shares excluded from calculations of diluted EPS	136	195	273

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
Corporate assets consist primarily of cash and cash equivalents, deferred tax assets and deferred tax charges.

Summarized financial information for the Company’s reportable segments is shown in the following tables.

(In thousands)	2021	2020	2019
Net sales:
SCEM	$711,291	$609,532	$526,519
MC	919,363	742,186	633,664
AMH	704,946	538,682	458,290
Inter-segment elimination	(36,707)	(31,087)	(27,407)
Total net sales	$2,298,893	$1,859,313	$1,591,066

(In thousands)	2021	2020	2019
Segment profit:
SCEM	$167,807	$127,969	$98,327
MC	321,300	248,910	194,398
AMH	159,995	111,028	75,173
Total segment profit	$649,102	$487,907	$367,898
(In thousands)	2021	2020	2019
Total assets:
SCEM	$1,191,465	$1,022,357	$936,609
MC	946,336	819,602	786,131
AMH	598,547	437,322	372,849
Corporate	455,548	638,415	420,497
Total assets	$3,191,896	$2,917,696	$2,516,086

(In thousands)	2021	2020	2019
Depreciation and amortization:
SCEM	$66,983	$71,417	$75,391
MC	41,536	39,775	41,917
AMH	29,648	25,231	23,911
Corporate	—	99	184
Total depreciation and amortization	$138,167	$136,522	$141,403

(In thousands)	2021	2020	2019
Capital expenditures:
SCEM	$74,410	$54,989	$57,585
MC	69,120	40,656	28,549
AMH	67,096	36,107	25,212
Corporate	—	—	1,009
Total capital expenditures	$210,626	$131,752	$112,355

The following table reconciles total segment profit to income before income taxes and equity in net loss of affiliate:

(In thousands)	2021	2020	2019
Total segment profit	$649,102	$487,907	$367,898
Less:
Amortization of intangibles	47,856	53,092	66,428
Unallocated general and administrative expenses	49,478	39,370	62,192
Operating income	551,768	395,445	239,278
Interest expense	41,240	48,600	46,962
Interest income	(243)	(786)	(4,652)
Other expense (income), net	31,695	(6,656)	(121,081)
Income before income tax expense	$479,076	$354,287	$318,049
In the following tables, revenue is disaggregated by country or region based on the ship to location of the customer for the years ended December 31, 2021, 2020 and 2019:

	2021
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$208,997	$133,653	$219,853	$(36,707)	$525,796
Taiwan	117,056	225,086	111,968	—	454,110
South Korea	97,568	114,211	105,493	—	317,272
Japan	89,767	161,569	51,267	—	302,603
China	102,791	164,471	97,157	—	364,419
Europe	50,136	70,011	89,121	—	209,268
Southeast Asia	44,976	50,362	30,087		125,425
	$711,291	$919,363	$704,946	$(36,707)	$2,298,893

	2020
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$189,009	$144,015	$164,576	$(31,087)	$466,513
Taiwan	106,665	171,201	94,339	—	372,205
South Korea	88,580	91,997	92,623	—	273,200
Japan	73,366	124,321	45,209	—	242,896
China	77,817	108,588	61,458	—	247,863
Europe	35,027	67,090	52,321	—	154,438
Southeast Asia	39,068	34,974	28,156	—	102,198
	$609,532	$742,186	$538,682	$(31,087)	$1,859,313

(In thousands)	2019
	SCEM	MC	AMH	Inter-segment	Total
North America	$149,570	$113,551	$145,150	$(27,407)	$380,864
Taiwan	94,561	144,404	70,864	—	309,829
South Korea	76,447	98,568	69,352	—	244,367
Japan	57,456	104,202	43,832	—	205,490
China	67,877	98,693	48,170	—	214,740
Europe	33,147	45,454	53,622	—	132,223
Southeast Asia	47,461	28,792	27,300	—	103,553
	$526,519	$633,664	$458,290	$(27,407)	$1,591,066

The following table summarizes property, plant and equipment, net, attributed to significant countries for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Property, plant and equipment:
North America	$417,549	$348,363	$329,323
South Korea	58,725	55,404	43,540
Japan	56,357	41,044	37,851
Malaysia	29,443	32,727	34,339
China	32,133	29,528	16,473
Taiwan	58,444	17,050	16,264
Other	1,447	1,251	1,754
	$654,098	$525,367	$479,544
The Company reported net sales of 10 percent or more for one customer in the amount of $271.9 million, $208.3 million and $187.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, all of which include sales from all the Company’s segments.
(17)    COMMITMENTS AND CONTINGENT LIABILITIES
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2021, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
(18)    QUARTERLY INFORMATION-UNAUDITED

	Fiscal quarter ended
(In thousands, except per share data)	April 3, 2021	July 3, 2021	October 2, 2021	December 31, 2021
Net sales	$512,844	$571,352	$579,493	$635,204
Gross profit	234,986	265,384	264,204	295,090
Net income	84,676	88,770	117,461	118,219
Basic net income per common share	0.63	0.66	0.87	0.87
Diluted net income per common share	0.62	0.65	0.86	0.87

	Fiscal quarter ended
(In thousands, except per share data)	March 28, 2020	June 27, 2020	September 26, 2020	December 31, 2020
Net sales	$412,327	$448,405	$480,987	$517,594
Gross profit	185,478	207,372	226,000	230,872
Net income	61,006	68,036	79,303	86,624
Basic net income per common share	0.45	0.51	0.59	0.64
Diluted net income per common share	0.45	0.50	0.58	0.63

(19)   SUBSEQUENT EVENTS
We have evaluated subsequent events through February 4, 2022 and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying financial statements.