Form 10-Q
period 2022-07-02
ENTEGRIS INC
filed 2022-08-02
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2022, there were 148,964,227 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2022
Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about the ongoing impacts of the COVID-19 pandemic and the conflict in Ukraine on the Company’s operations and markets, including supply chain issues and inflationary pressures related thereto; future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on our business strategies, including with respect to Company’s expansion of its manufacturing presence in Taiwan; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions the Company has made and commercial partnerships the Company has established, including the acquisition of CMC Materials, Inc. (“CMC Materials”); trends relating to the fluctuation of currency exchange rates; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; the level of, and obligations associated with, the Company’s indebtedness, including the debts incurred in connection with the acquisition of CMC Materials; risks related to the acquisition and integration of CMC Materials, including unanticipated difficulties or expenditures relating thereto, the ability to achieve the anticipated synergies and value-creation contemplated by the acquisition of CMC Materials and the diversion of management time on transaction-related matters; risks related to the COVID-19 pandemic on the global economy and financial markets, as well as on the Company, its customers and suppliers, which may impact its sales, gross margin, customer demand and its ability to supply its products to its customers; raw material shortages, supply and labor constraints, price increases or inflationary pressures; operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; substantial competition; the Company’s concentrated customer base; the Company’s ability to identify, complete and integrate acquisitions, joint ventures or other transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; the ongoing conflict in Ukraine and the global response thereto; the increasing complexity of certain manufacturing processes; changes in government regulations of the countries in which the Company operates, including the imposition of tariffs, export controls and other trade laws and restrictions and changes to foreign and national security policy, especially as they relate to China; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission, including under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 4, 2022, in Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2022, filed on April 26, 2022, and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1.    FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	July 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$252,950	$402,565
Restricted cash	2,490,281	—
Trade accounts and notes receivable, net of allowance for credit losses of $3,161 and $2,349	381,251	347,413
Inventories, net	583,766	475,213
Deferred tax charges and refundable income taxes	38,907	35,312
Other current assets	129,003	52,867
Total current assets	3,876,158	1,313,370
Property, plant and equipment, net of accumulated depreciation of $696,495 and $653,104	779,631	654,098
Other assets:
Right-of-use assets	68,389	66,563
Goodwill	789,540	793,702
Intangible assets, net of accumulated amortization of $519,911 and $494,601	308,871	335,113
Deferred tax assets and other noncurrent tax assets	26,549	17,671
Other	12,033	11,379
Total assets	$5,861,171	$3,191,896
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$146,441	$130,734
Accrued payroll and related benefits	69,623	108,818
Accrued interest payable	33,743	6,073
Other accrued liabilities	94,805	84,240
Income taxes payable	48,523	49,136
Total current liabilities	393,135	379,001
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $39,199 and $7,973	3,408,801	937,027
Pension benefit obligations and other liabilities	35,631	37,816
Deferred tax liabilities and other noncurrent tax liabilities	49,997	64,170
Long-term lease liability	60,893	60,101
Commitments and contingent liabilities	—	—
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of July 2, 2022 and December 31, 2021	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of July 2, 2022: 136,172,896 and 135,970,496, respectively; issued and outstanding shares as of December 31, 2021: 135,719,366 and 135,516,966, respectively	1,362	1,357
Treasury stock, at cost: 202,400 shares held as of July 2, 2022 and December 31, 2021	(7,112)	(7,112)
Additional paid-in capital	891,967	879,845
Retained earnings	1,077,651	879,776
Accumulated other comprehensive loss	(51,154)	(40,085)
Total equity	1,912,714	1,713,781
Total liabilities and equity	$5,861,171	$3,191,896
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$692,489	$571,352	$1,342,135	$1,084,196
Cost of sales	382,092	305,968	721,918	583,826
Gross profit	310,397	265,384	620,217	500,370
Selling, general and administrative expenses	90,685	72,621	177,793	144,010
Engineering, research and development expenses	49,248	41,972	95,963	79,720
Amortization of intangible assets	12,494	11,902	25,145	23,773
Operating income	157,970	138,889	321,316	252,867
Interest expense	32,001	10,697	44,877	22,349
Interest income	(658)	(54)	(670)	(125)
Other expense, net	9,619	23,560	14,521	27,890
Income before income tax expense	117,008	104,686	262,588	202,753
Income tax expense	17,517	15,916	37,392	29,307
Net income	$99,491	$88,770	$225,196	$173,446

Basic earnings per common share	$0.73	$0.66	$1.66	$1.28
Diluted earnings per common share	$0.73	$0.65	$1.65	$1.27

Weighted shares outstanding:
Basic	135,895	135,498	135,783	135,283
Diluted	136,454	136,533	136,503	136,518
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$99,491	$88,770	$225,196	$173,446
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(9,014)	1,457	(11,142)	(2,259)
Pension liability adjustments	—	—	73	39
Other comprehensive (loss) income	(9,014)	1,457	(11,069)	(2,220)
Comprehensive income	$90,477	$90,227	$214,127	$171,226
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2020	135,149	$1,351	202	$(7,112)	$844,850	$577,833	$(36,588)	$(840)	$1,379,494
Shares issued under stock plans	392	4	—	—	(13,470)	—	—	—	(13,466)
Share-based compensation expense	—	—	—	—	7,138	—	—	—	7,138
Repurchase and retirement of common stock	(145)	(1)	—	—	(904)	(14,095)	—	—	(15,000)
Dividends declared ($0.08 per share)	—	—	—	—	8	(10,840)	—	—	(10,832)
Pension liability adjustment	—	—	—	—	—	—	—	39	39
Foreign currency translation	—	—	—	—	—	—	(3,716)	—	(3,716)
Net income	—	—	—	—	—	84,676	—	—	84,676
Balance at April 3, 2021	135,396	$1,354	202	$(7,112)	$837,622	$637,574	$(40,304)	$(801)	$1,428,333
Shares issued under stock plans	559	5		—	15,185	—	—	—	15,190
Share-based compensation expense	—	—	—	—	7,519	—	—	—	7,519
Repurchase and retirement of common stock	(130)	(1)	—	—	(813)	(14,186)	—	—	(15,000)
Dividends declared ($0.08 per share)	—	—	—	—	7	(10,945)	—	—	(10,938)
Foreign currency translation	—	—	—	—	—	—	1,457	—	1,457
Net income	—	—	—	—	—	88,770	—	—	88,770
Balance at July 3, 2021	135,825	$1,358	202	$(7,112)	$859,520	$701,213	$(38,847)	$(801)	$1,515,331

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Total
Balance at December 31, 2021	135,719	$1,357	202	$(7,112)	$879,845	$879,776	$(38,863)	$(1,222)	$1,713,781
Shares issued under stock plans	366	4	—	—	(12,742)	—	—	—	(12,738)
Share-based compensation expense	—	—	—	—	9,285	—	—	—	9,285
Dividends declared ($0.10 per share)	—	—	—	—	—	(13,660)	—	—	(13,660)
Pension liability adjustment	—	—	—	—	—	—	—	73	73
Foreign currency translation	—	—	—	—	—	—	(2,128)	—	(2,128)
Net income	—	—	—	—	—	125,705	—	—	125,705
Balance at April 2, 2022	136,085	$1,361	202	$(7,112)	$876,388	$991,821	$(40,991)	$(1,149)	$1,820,318
Shares issued under stock plans	88	1		—	5,397	—	—	—	5,398
Share-based compensation expense	—	—	—	—	10,182	—	—	—	10,182
Dividends declared ($0.10 per share)	—	—	—	—	—	(13,661)	—	—	(13,661)
Foreign currency translation	—	—	—	—	—	—	(9,014)	—	(9,014)
Net income	—	—	—	—	—	99,491	—	—	99,491
Balance at July 2, 2022	136,173	$1,362	202	$(7,112)	$891,967	$1,077,651	$(50,005)	$(1,149)	$1,912,714
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	July 2, 2022	July 3, 2021
Operating activities:
Net income	$225,196	$173,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,286	44,669
Amortization	25,145	23,773
Share-based compensation expense	19,467	14,657
Provision for deferred income taxes	(23,472)	(4,920)
Loss on extinguishment of debt and modification	—	23,338
Charge for excess and obsolete inventory	13,916	5,873
Other	18,243	(1,156)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(57,309)	(48,231)
Inventories	(124,941)	(69,723)
Accounts payable and accrued liabilities	27,145	(15,347)
Other current assets	(2,592)	10,882
Income taxes payable and refundable income taxes	(3,548)	(26,442)
Other	9,162	4,151
Net cash provided by operating activities	174,698	134,970
Investing activities:
Acquisition of property, plant and equipment	(192,097)	(85,101)
Acquisition of businesses, net of cash acquired	—	(2,250)
Other	1,123	90
Net cash used in investing activities	(190,974)	(87,261)
Financing activities:
Proceeds from revolving credit facility	201,000	51,000
Payments of revolving credit facility	(193,000)	(51,000)
Proceeds from long-term debt	2,405,314	400,000
Payments of long-term debt	—	(550,000)
Payments for debt extinguishment costs	—	(19,080)
Payments for debt issuance costs	(10,579)	(4,691)
Payments for dividends	(27,484)	(21,797)
Issuance of common stock	8,977	16,817
Repurchase and retirement of common stock	—	(30,000)
Taxes paid related to net share settlement of equity awards	(16,317)	(15,093)
Other	(587)	(110)
Net cash provided by (used in) financing activities	2,367,324	(223,954)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,382)	(3,615)
Increase (decrease) in cash, cash equivalents and restricted cash	2,340,666	(179,860)
Cash, cash equivalents and restricted cash at beginning of period	402,565	580,893
Cash, cash equivalents and restricted cash at end of period	$2,743,231	$401,033
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Six months ended
(unaudited)
(In thousands)	July 2, 2022	July 3, 2021
Non-cash transactions:
Deferred acquisition payments	$—	$250
Original issue discount credit due from lender	65,389	—
Equipment purchases in accounts payable	23,394	9,165
Increase in dividends payable	163	27
Schedule of interest and income taxes paid:
Interest paid less capitalized interest	15,699	28,778
Income taxes paid, net of refunds received	62,168	58,297

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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of July 2, 2022 and December 31, 2021, and the results of operations and comprehensive income for the three and six months ended July 2, 2022 and July 3, 2021, the equity statements as of and for the three and six months ended July 2, 2022 and July 3, 2021, and cash flows for the six months ended July 2, 2022 and July 3, 2021.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended July 2, 2022 are not necessarily indicative of the results to be expected for the full year.
Fair Value of Financial Instruments The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued payroll and related benefits, and other accrued liabilities approximates fair value due to the short maturity of those items. The fair value of long-term debt, including current maturities, was $3,141.8 million at July 2, 2022, compared to the carrying amount of long-term debt, including current maturities, of $3,408.8 million at July 2, 2022.
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

(In thousands)	July 2, 2022	July 3, 2021
Balance at beginning of period	$23,050	$13,852
Revenue recognized that was included in the contract liability balance at the beginning of the period	(15,585)	(12,306)
Increases due to cash received, excluding amounts recognized as revenue during the period	25,770	17,060
Balance at end of period	$33,235	$18,606

3. ACQUISITIONS
CMC Materials
On July 6, 2022 (the “Closing Date”), the Company completed its acquisition of CMC Materials, Inc. (“CMC Materials” or “CMC”). The Company acquired all of the issued and outstanding common shares of CMC Materials for $133.00 in cash and 0.4506 shares of the Company’s common stock per share, (the “Merger Consideration”), representing a total purchase price (inclusive of debt retired and cash assumed) at close of approximately $5.7 billion (based on the Company’s closing price on June 30, 2022), including $3.8 billion in cash paid to CMC Materials’ stockholders, the issuance of 12.9 million shares of the Company’s common stock (excluding unvested CMC stock options and unvested CMC restricted stock units, restricted shares and performance share unit equity awards assumed), approximately $0.9 billion of debt retired and approximately $200 million of acquired cash. The Company financed the cash portion of the purchase price through debt financing. Certain information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available as of the date of this Quarterly Report.
Precision Microchemicals
On November 30, 2021, the Company completed its acquisition of the Precision Microchemicals business from BASF SE. As of the date of this Quarterly Report, the Precision Microchemicals business reports into the Specialty Chemicals and Engineered Materials segment of the Company. The acquisition was accounted for under the acquisition method of accounting, and the Precision Microchemicals business results of operations are included in the Company’s consolidated financial statements as of and since November 30, 2021. The acquisition does not constitute a material business combination.
The purchase price for the Precision Microchemical business included cash consideration of $89.7 million (net of cash acquired), which was funded from the Company’s existing cash on hand.
The purchase price of the Precision Microchemical business exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $42.8 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. This additional investment value resulted in goodwill, which is expected to be deductible for income tax purposes.
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
4. RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows.

(In thousands)	July 2, 2022	December 31, 2021
Cash and cash equivalents	$252,950	$402,565
Restricted cash	2,490,281	—
Total cash, cash equivalents and restricted cash	$2,743,231	$402,565
The restricted cash represents cash held in an escrow account designated to fund the CMC Materials acquisition, further described in footnote 3. The Company deposited the net proceeds from the offerings of the Senior Unsecured Notes due 2030 and Senior Secured Notes due 2029, further described in footnote 7, along with certain additional funds, into an escrow account designated for the purchase. The restricted cash is not available to the Company for general corporate purposes.
5. INVENTORIES
Inventories consist of the following:

(In thousands)	July 2, 2022	December 31, 2021
Raw materials	$258,188	$191,986
Work-in-process	49,866	40,257
Finished goods	275,712	242,970
Total inventories, net	$583,766	$475,213

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, Specialty Chemicals and Engineered Materials (“SCEM”), Microcontamination Control (“MC”) and Advanced Materials Handling (“AMH”), for each period was as follows:

(In thousands)	Specialty Chemicals and Engineered Materials	Microcontamination Control	Advanced Materials Handling	Total
December 31, 2021	$470,875	$248,725	$74,102	$793,702
Purchase accounting adjustments	5	—	—	5
Foreign currency translation	(64)	(4,103)	—	(4,167)
July 2, 2022	$470,816	$244,622	$74,102	$789,540
Identifiable intangible assets at July 2, 2022 and December 31, 2021 consist of the following:

July 2, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$293,829	$238,523	$55,306
Trademarks and trade names	33,442	21,290	12,152
Customer relationships	481,224	245,190	236,034
Other	20,287	14,908	5,379
	$828,782	$519,911	$308,871

December 31, 2021
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$293,982	$232,722	$61,260
Trademarks and trade names	33,553	20,340	13,213
Customer relationships	481,674	227,350	254,324
Other	20,505	14,189	6,316
	$829,714	$494,601	$335,113
Future amortization expense during the remainder of 2022, each of the succeeding four years and thereafter relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at July 2, 2022:

(In thousands)	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Future amortization expense	$25,553	50,280	37,490	31,129	28,901	135,518	$308,871

7. DEBT
Long-term debt as of July 2, 2022 and December 31, 2021 consists of the following:

(In thousands)	July 2, 2022	December 31, 2021
Senior unsecured notes due 2030	$895,000	$—
Senior secured notes due 2029	1,600,000	—
Senior unsecured notes due 2029	400,000	400,000
Senior unsecured notes due 2028	400,000	400,000
Senior secured term loan facility due 2025[1]	145,000	145,000
Revolving facility due 2026	8,000	—
	3,448,000	945,000
Unamortized discount and debt issuance costs	39,199	7,973
Total long-term debt	$3,408,801	$937,027
Annual maturities of long-term debt, excluding unamortized discount and issuance costs, due as of July 2, 2022 are as follows:

(In thousands)	2022	2023	2024	2025[1]	2026	Thereafter	Total
Contractual debt obligation maturities*	$—	—	—	145,000	8,000	3,295,000	$3,448,000
*Subject to Excess Cash Flow payments to the lenders.
1The senior secured term loan facility due 2025 was repaid in full with the completion of the CMC Materials. acquisition on the Closing Date.
CMC Materials Acquisition Financing
Subsequent to the closing of the quarter, on the Closing Date, the Company completed the acquisition CMC Materials pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of December 14, 2021 (the “Merger Agreement”), by and among the Company, CMC Materials and Yosemite Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into CMC (the “Merger”), with CMC Materials surviving the Merger and becoming a wholly-owned subsidiary of the Company.
On the Closing Date, the Company and certain of its subsidiaries entered into an Amendment and Restatement Agreement (the “Amendment”), which amended and restated the Credit and Guaranty Agreement, dated as of November 6, 2018 (as previously amended, restated, amended and restated, supplemented, modified and otherwise in effect prior to the effectiveness of the Amendment, the “Existing Credit Agreement” and, the Existing Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.
The Amended Credit Agreement provides for senior secured credit facilities in an aggregate principal amount equal to $3.1 billion, consisting of (a) a senior secured term loan credit facility in an aggregate principal amount equal to $2.495 billion (the “Initial Term Loan Facility”) and (b) a senior secured revolving credit facility in an aggregate amount equal to $575.0 million (the “Revolving Facility” and, together with the Initial Term Loan Facility, the “Credit Facilities”). The Revolving Facility contains sublimits for swingline loans and the issuances of letters of credit.
The commitments under the Revolving Facility expire on July 6, 2027, and any loans then outstanding will be payable in full at that time. All outstanding loans under Initial Term Loan Facility are due and payable on July 6, 2029.
The obligations under the Credit Facilities are guaranteed by certain of the Company’s wholly-owned domestic restricted subsidiaries (collectively, the “Subsidiary Guarantors”), subject to customary exceptions and limitations. The obligations under the Credit Facility are secured by a first-priority lien on substantially all of the assets of the Company and the Subsidiary Guarantors, subject to customary exceptions and limitations, on a pari passu basis with the obligations under the Secured Notes, pursuant to customary intercreditor arrangements.
Borrowings under the Initial Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% or (ii) a base rate plus an applicable margin of 2.00%. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) Term SOFR, in the case of US dollar denominated borrowings, or the applicable benchmark rate as further described in the Amended Credit Agreement, in the case of any other currency, in each case, plus an applicable margin of 1.75% or (ii) a base rate, plus an applicable margin of 0.75%. The applicable margin set forth in the Amended Credit Agreement steps-down depending on the First Lien Net Leverage Ratio. The Amended Credit Agreement also contains customary unused commitment fees, letter of credit fees and agency fees.
The Amended Credit Agreement contains customary representations, warranties and affirmative covenants. The Amended Credit Agreement also includes negative covenants that limit, among other things, incurring additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt and mergers and acquisitions, in each case, subject to certain exceptions, qualifications and baskets. The Amended Credit Agreement also includes a “springing” financial covenant that would require the Company to maintain a First Lien Net Leverage Ratio of 5.20:1.00 or less as of the end of any period of four fiscal quarters ending after December 31, 2022 if at any time the Company has revolving borrowings, unreimbursed letter of credit drawings and undrawn letters of credit (subject to certain exceptions) outstanding in an amount in excess of 35.0% of the aggregate commitments in respect of the Revolving Facility.
The Amended Credit Agreement contains customary events of default for facilities of this type. If an event of default occurs and is continuing, the Company may be required immediately to repay all amounts outstanding under the Amended Credit Agreement.
On the Closing Date, the Company and the Subsidiary Guarantors entered into a 364-Day Bridge Credit and Guaranty Agreement (the “Bridge Credit Agreement”), among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. The Bridge Credit Agreement provides for a senior unsecured term loan facility in an aggregate principal amount equal to $275.0 million (the “Bridge Credit Facility”). All outstanding loans under the Bridge Credit Facility are due and payable on the date that is 364 days after the Closing Date.
Borrowings under the Bridge Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) Term SOFR plus an applicable margin of 4.55% or (ii) a base rate plus an applicable margin of 3.55%. In addition to paying interest on the outstanding principal under the Bridge Credit Facility, the Company will pay to each lender under the Bridge Credit Agreement duration fees equal to 0.25% of the aggregate outstanding principal amount of such lender’s loans under the Bridge Credit Facility at 90, 180 and 270 days after the Closing Date.
The Company’s obligations under the Bridge Credit Facility are guaranteed, on an unsecured basis, by the Subsidiary Guarantors, subject to customary exceptions and limitations. The Bridge Credit Agreement contains customary representations, warranties and affirmative covenants. The Bridge Credit Agreement also includes negative covenants that limit, among other things, additional subsidiary indebtedness, additional liens, sales of assets and mergers and acquisitions, in each case, subject to certain exceptions, qualifications and baskets.
The Bridge Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and a change of control. If an event of default occurs and is continuing, the Company may be required immediately to repay all amounts outstanding under the Bridge Credit Agreement.
The Company began incurring ticking fees associated with the Initial Term Loan Facility on March 2, 2022 through the Closing Date. The ticking fees were paid in cash to the term loan lenders on the Closing Date. For the three and six months ended July 2, 2022, the Company incurred $6.9 million and $11.6 million in ticking fees, respectively, which were recorded to interest expense in the condensed consolidated statement of operations.
Senior Secured Notes Due 2029 and Senior Unsecured Notes Due 2030
On April 14, 2022, the Company, via a wholly-owned escrow subsidiary (the “Escrow Issuer”), issued $1.6 billion aggregate principal amount of 4.750% senior secured notes due April 15, 2029 (the “2029 Notes”) pursuant to an indenture dated as of April 14, 2022 (the “2029 Notes Indenture”), by and between the Escrow Issuer and Truist Bank (“Truist”), as trustee and as notes collateral agent. Interest on the 2029 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2022. The Company incurred debt issuance costs of $6.3 million in connection with the 2029 Notes. These costs are reported in the Company’s condensed consolidated balance sheet as a direct deduction from the face amount of the 2029 Notes, along with $7.6 million of original issue discount costs.
On June 30, 2022, the Company, via the Escrow Issuer, issued $895 million aggregate principal amount of 5.950% senior unsecured notes due June 15, 2030 (the “2030 Notes” and together with the 2029 Notes, the “New Notes”) pursuant to an indenture, dated as of June 30, 2022 (the “2030 Notes Indenture” and together with the 2029 Notes Indenture, the “New Notes Indentures”), by and between the Escrow Issuer and Truist. Interest on the 2030 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2022. The Company incurred debt issuance costs of $1.7 million in connection with the 2030 Notes. These costs are reported in the Company’s condensed consolidated balance sheet as a direct deduction from the face amount of the 2030 Notes along with $16.7 million of net original issue discount costs.

On the Closing Date, the Escrow Issuer merged with and into the Company and, in connection therewith, the Company executed a supplemental indenture to each New Notes Indenture and such Company subsidiaries agreed to guarantee the Company’s obligations under the New Notes.
Accordingly, each series of New Notes is guaranteed, jointly and severally, fully and unconditionally, on a senior basis, by the Company’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, to the extent that such subsidiaries guarantee indebtedness under the Amended Credit Agreement or existing senior notes. In addition, the 2029 Notes and related guarantees are secured, subject to permitted liens and certain other exceptions, by first priority liens on substantially the same collateral that secures the obligations under the Amended Credit Agreement.
The Company may, at its option, redeem, at any time and from time to time prior to June 15, 2025, some or all of the 2029 Notes at 100% of the principal amount thereof plus the applicable “make-whole” premium as set forth in the 2029 Notes Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after June 15, 2025, the Company may redeem some or all of the 2029 Notes at the applicable prices set forth in the 2029 Notes Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Company may redeem up to 40% of the principal amount of the 2029 Notes before June 15, 2025 with the net proceeds from one or more equity offerings at the applicable price set forth in the 2029 Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Company may, at its option, redeem, at any time and from time to time prior to January 15, 2029 (the “Par Call Date”), some or all of the 2029 Notes at 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date plus the applicable “make-whole premium” described in the 2029 Notes Indenture. On or after the Par Call Date, the 2029 Notes will be redeemable, at the Company’s option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Upon the occurrence of certain change of control events accompanied by certain ratings events, the Company will be required to offer to repurchase all of the outstanding principal amount of each series of New Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
Each New Notes Indenture contains covenants that, among other things, limit the Company’s ability and/or the ability of the Company’s subsidiaries to: incur liens; engage in sales-and-leaseback transactions; and consolidate, merge with or convey, transfer or lease all or substantially all of the Company’s and its subsidiaries’ assets to another person and limits the ability of any non-guarantor subsidiary of the Company to incur indebtedness. These covenants are subject to a number of other limitations and exceptions as set forth in the New Notes Indentures. The Company was in compliance with these covenants at July 2, 2022.
Each New Notes Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods) which, if certain of them occur, would permit the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding applicable series of New Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding series of New Notes to be due and payable immediately.
8. EARNINGS PER COMMON SHARE
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

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic—weighted common shares outstanding	135,895	135,498	135,783	135,283
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	559	1,035	720	1,235
Diluted—weighted common shares and common shares equivalent outstanding	136,454	136,533	136,503	136,518

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended July 2, 2022 and July 3, 2021:

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Shares excluded from calculations of diluted EPS	595	167	519	138
9. OTHER EXPENSE, NET
Other expense, net for the three and six months ended July 2, 2022 and July 3, 2021 consists of the following:

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Loss on foreign currency transactions	$10,046	$98	$14,623	$4,362
Loss on extinguishment of debt and modification	—	23,338	—	23,338
Other, net	(427)	124	(102)	190
Other expense, net	$9,619	$23,560	$14,521	$27,890
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
Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales
SCEM	$207,729	$180,366	$404,150	$346,907
MC	274,133	227,521	540,770	434,620
AMH	224,084	172,502	422,197	321,043
Inter-segment elimination	(13,457)	(9,037)	(24,982)	(18,374)
Total net sales	$692,489	$571,352	$1,342,135	$1,084,196

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment profit
SCEM	$45,718	$44,945	$94,569	$79,501
MC	100,107	78,132	198,725	148,698
AMH	46,926	42,093	93,616	74,188
Total segment profit	$192,751	$165,170	$386,910	$302,387
The following table reconciles total segment profit to income before income tax expense:

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total segment profit	$192,751	$165,170	$386,910	$302,387
Less:
Amortization of intangible assets	12,494	11,902	25,145	23,773
Unallocated general and administrative expenses	22,287	14,379	40,449	25,747
Operating income	157,970	138,889	321,316	252,867
Interest expense	32,001	10,697	44,877	22,349
Interest income	(658)	(54)	(670)	(125)
Other expense, net	9,619	23,560	14,521	27,890
Income before income tax expense	$117,008	$104,686	$262,588	$202,753
In the following tables, revenue is disaggregated by customers’ country or region based on the ship to location of the customer for the three and six months ended July 2, 2022 and July 3, 2021, respectively.

	Three months ended July 2, 2022
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$60,766	$35,913	$73,279	$(13,457)	$156,501
Taiwan	33,808	84,132	39,292	—	157,232
China	32,815	43,720	31,802	—	108,337
South Korea	24,789	29,443	30,019	—	84,251
Japan	21,395	46,939	15,501	—	83,835
Europe	15,421	21,319	25,329	—	62,069
Southeast Asia	18,735	12,667	8,862	—	40,264
	$207,729	$274,133	$224,084	$(13,457)	$692,489

	Three months ended July 3, 2021
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$54,675	$36,148	$55,977	$(9,037)	$137,763
Taiwan	27,300	53,194	24,865	—	105,359
China	25,219	41,903	25,866	—	92,988
South Korea	25,068	30,951	26,377	—	82,396
Japan	24,659	35,491	12,169	—	72,319
Europe	11,272	15,862	20,636	—	47,770
Southeast Asia	12,173	13,972	6,612	—	32,757
	$180,366	$227,521	$172,502	$(9,037)	$571,352

	Six months ended July 2, 2022
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$118,070	$71,268	$137,620	$(24,982)	$301,976
Taiwan	66,312	162,175	73,010	—	301,497
China	59,339	84,241	58,630	—	202,210
South Korea	49,243	63,135	60,028	—	172,406
Japan	44,694	94,598	28,365	—	167,657
Europe	29,110	39,693	47,575	—	116,378
Southeast Asia	37,382	25,660	16,969	—	80,011
	$404,150	$540,770	$422,197	$(24,982)	$1,342,135

	Six months ended July 3, 2021
(In thousands)	SCEM	MC	AMH	Inter-segment	Total
North America	$103,739	$70,740	$101,442	$(18,374)	$257,547
Taiwan	55,979	98,024	52,671	—	206,674
China	45,881	83,592	46,443	—	175,916
South Korea	50,238	58,962	45,282	—	154,482
Japan	47,139	72,214	24,174	—	143,527
Europe	23,049	26,979	37,130	—	87,158
Southeast Asia	20,882	24,109	13,901	—	58,892
	$346,907	$434,620	$321,043	$(18,374)	$1,084,196

11. SUBSEQUENT EVENT
On July 28, 2022, the Company entered into an interest rate swap agreement. The interest rate swap is a floating-to-fixed interest rate swap contract to hedge the variability in SOFR-based interest payments associated with $1.95 billion of our $2.495 billion Initial Term Loan Facility. The notional amount is scheduled to decrease quarterly and will expire on December 30, 2025. The new interest rate swap was designated as a cash flow hedge based on certain qualitative assessments and we have determined that the hedge is effective and qualifies for hedge accounting.

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
As of the date of this Quarterly Report on Form 10-Q, our business is organized and operated in three operating segments, which align with the key elements of the advanced semiconductor manufacturing ecosystem. The Specialty Chemicals and Engineered Materials segment, or SCEM, provides high-performance and high-purity process chemistries, gases and materials, and safe and efficient delivery systems, to support semiconductor and other advanced manufacturing processes. The Microcontamination Control segment, or MC, offers solutions to filter and purify critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries. The Advanced Materials Handling segment, or AMH, develops solutions to monitor, protect, transport and deliver critical liquid chemistries, wafers and other substrates for a broad set of applications in the semiconductor, life sciences and other high-technology industries. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers and strategic and technology roadmaps. With the technology, capabilities and complementary product portfolios from these segments, we believe we are uniquely positioned to collaborate across divisions to create new, co-optimized and increasingly integrated solutions for our customers. For example, our SCEM segment offers a highly selective nitride etch chemistry, our MC segment provides a liquid filter that is specifically matched to that formulation and our AMH segment ensures the integrity of the product as it is moved to and through the fab environment. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments. On the Closing Date, the Company acquired CMC Materials, a global supplier of critical materials to semiconductor manufacturers.
The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on a Saturday. The Company’s fiscal quarters in 2022 end on April 2, 2022, July 2, 2022, October 1, 2022 and December 31, 2022.
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

•Variable margin on sales The Company’s variable margin on sales is determined by selling prices and the costs of manufacturing and raw materials. This is affected by a number of factors, which include the Company’s sales mix, purchase prices of raw materials (especially polymers, membranes, stainless steel and purchased components), foreign currency fluctuations, domestic and international competition, direct labor costs and the efficiency of the Company’s production operations, among others.
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
Impact of COVID-19 on our Business
The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. Infection rates vary across the countries in which we operate, and governmental authorities have continued to implement numerous and constantly evolving measures to try to contain the virus. We have taken, and continue to take, proactive, steps to protect the health and safety of our employees, customers, partners and suppliers.
Continuing impacts of the pandemic include a more dynamic supply chain and global logistics environment. While we have experienced instances of raw material constraints, higher freight costs and delivery delays in both inbound shipments of raw materials and outgoing shipments of finished products to customers, we have not experienced significant adverse impacts to our global operations. From a demand perspective, we continued to see strong demand for our leading-edge products, largely driven by accelerated digitalization, 5G applications and high-performance computing.
At this time, given the dynamic nature of the situation, any impact on our financial condition, results of operations or cash flows in the future continues to be difficult to estimate and predict, as it depends on future events that are highly uncertain and cannot be predicted with accuracy. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding risks associated with the COVID-19 pandemic, including under the caption “The COVID-19 pandemic and ensuing governmental responses could materially adversely affect our financial condition and results of operations.”
Impact of Conflict Between Russia and Ukraine
The military conflict between Russia and Ukraine and the sanctions imposed by the United States and other governments in response to this conflict have caused significant volatility and disruptions to the global markets. We source a few raw materials from Russia and Ukraine, and we have been able to obtain an adequate supply of these materials to serve our customers, albeit at increased cost. We are proactively assessing and evaluating alternative sources to bolster our supply of these materials moving forward, in addition to working closely with our customers on any product re-qualification that may be required. Revenue relating to products manufactured from raw materials sourced from this region does not constitute a material portion of our business and historically we have not had significant revenue in this region. There continues to be uncertainty regarding the ultimate impact the conflict will have on the global economy, supply chains, logistics, fuel prices, raw material pricing and our business. Refer to Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 for more information.
Subsequent Events
On the Closing Date, we completed the acquisition of CMC Materials, Inc. (“CMC Materials”). We acquired all of the issued and outstanding common shares of CMC Materials for $133.00 in cash and 0.4506 shares of our common stock per share, representing a total purchase price (inclusive of debt retired and cash assumed) at close was approximately $5.7 billion (based our closing price on June 30, 2022), including $3.8 billion in cash paid to CMC Materials’ shareholders, the issuance of 12.9 million shares of our common stock (excluding unvested CMC stock options and unvested CMC restricted stock units, restricted shares and performance share units equity awards assumed), approximately $0.9 billion of debt retired and approximately $200 million of acquired cash. We financed the cash portion of the purchase price through debt financing. See note 7 to our condensed consolidated financial statements for further discussion of the debt financing that occurred during the quarter and on the closing date of the acquisition.
On July 28, 2022, we entered into an interest rate swap agreement. The interest rate swap is a floating-to-fixed interest rate swap contract to hedge the variability in SOFR-based interest payments associated with $1.95 billion of our $2.495 billion Initial Term Loan Facility. The notional amount is scheduled to decrease quarterly and will expire on December 30, 2025.

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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 4, 2022. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates.
Three and Six Months Ended July 2, 2022 Compared to Three and Six Months Ended July 3, 2021
The following table compares operating results for the three and six months ended July 2, 2022 and July 3, 2021, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Six months ended
(Dollars in thousands)	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
Net sales	$692,489	100.0%	$571,352	100.0%	$1,342,135	100.0%	$1,084,196	100.0%
Cost of sales	382,092	55.2	305,968	53.6	721,918	53.8	583,826	53.8
Gross profit	310,397	44.8	265,384	46.4	620,217	46.2	500,370	46.2
Selling, general and administrative expenses	90,685	13.1	72,621	12.7	177,793	13.2	144,010	13.3
Engineering, research and development expenses	49,248	7.1	41,972	7.3	95,963	7.2	79,720	7.4
Amortization of intangible assets	12,494	1.8	11,902	2.1	25,145	1.9	23,773	2.2
Operating income	157,970	22.8	138,889	24.3	321,316	23.9	252,867	23.3
Interest expense	32,001	4.6	10,697	1.9	44,877	3.3	22,349	2.1
Interest income	(658)	(0.1)	(54)	—	(670)	—	(125)	—
Other expense, net	9,619	1.4	23,560	4.1	14,521	1.1	27,890	2.6
Income before income taxes	117,008	16.9	104,686	18.3	262,588	19.6	202,753	18.7
Income tax expense	17,517	2.5	15,916	2.8	37,392	2.8	29,307	2.7
Net income	$99,491	14.4%	$88,770	15.5%	$225,196	16.8%	$173,446	16.0%
Net sales For the three months ended July 2, 2022, net sales increased by 21% to $692.5 million, compared to $571.4 million for the three months ended July 3, 2021. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended July 3, 2021	$571,352
Increase mainly associated with volume	137,333
Increase associated with acquired businesses	4,125
Decrease associated with effect of foreign currency translation	(20,321)
Net sales in the quarter ended July 2, 2022	$692,489
Total net sales increased primarily as a result of strong growth across all three segments. Growth was driven in large part by our strong position and sales of leading-edge solutions such as liquid filtration, advanced deposition materials and selective etch, which are areas of increasing importance to our customers across the semiconductor ecosystem. Total net sales also reflected unfavorable foreign currency translation effects of $20.3 million, mainly due to the significant weakening of the Japanese yen and the Korean won relative to the U.S. dollar, and net sales associated with recent acquisitions of $4.1 million.
On a geographic basis, sales percentage by customers’ country or region for the three months ended July 2, 2022 and July 3, 2021 and the percentage increase in sales for the three months ended July 2, 2022 compared to the sales for the three months ended July 3, 2021 were as follows:

	Three months ended
	July 2, 2022	July 3, 2021	Percentage increase in sales
North America	23%	24%	14%
Taiwan	23%	18%	49%
China	16%	16%	17%
South Korea	12%	14%	2%
Japan	12%	13%	16%
Europe	9%	8%	30%
Southeast Asia	6%	6%	23%
The increases in sales to customers in North America, Taiwan, China and Europe were primarily driven by general increases in demand for products in all three of the Company’s segments. The increase in Southeast Asia primarily relates to higher sales of SCEM products. The increase in sales in Japan primarily relates to higher sales of MC products. The increase in sales in Korea primarily relates to higher sales of AMH products.
Net sales for the six months ended July 2, 2022 were $1,342.1 million, up 24% from $1,084.2 million in the comparable year-ago period. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the six months ended July 3, 2021	$1,084,196
Increase mainly associated with volume	278,437
Decrease associated with effect of foreign currency translation	(30,029)
Increase associated with acquired businesses	9,531
Net sales in the six months ended July 2, 2022	$1,342,135
The Company’s sales growth was strong across all three divisions, as we benefited from robust industry conditions and record demand for our products and solutions. Total net sales also reflected unfavorable foreign currency translation effects of $30.0 million, mainly due to the significant weakening of the Japanese yen and the Korean Won relative to the U.S. dollar, and net sales associated with recent acquisitions of $9.5 million.
On a geographic basis, sales percentage by customers’ country or region for the six months ended July 2, 2022 and July 3, 2021 and the percentage increase in sales for the six months ended July 2, 2022 compared to the sales for the six months ended July 3, 2021 were as follows:

	Six months ended
	July 2, 2022	July 3, 2021	Percentage increase in sales
North America	22%	24%	17%
Taiwan	22%	19%	46%
South Korea	13%	14%	12%
Japan	12%	13%	17%
China	15%	16%	15%
Europe	9%	8%	34%
Southeast Asia	6%	5%	36%
The increase in sales to customers in North America, Taiwan, Europe and Southeast Asia was primarily driven by a general increase in demand for products in all three of the Company’s segments. The increase in sales from Korea primarily relates to higher sales of AMH products. The increase in sales from Japan primarily relates to higher sales of MC products. The increase in sales from China primarily relates to higher sales of AMH products and SCEM products.
Gross margin The following table sets forth gross margin as a percentage of net revenues:

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Percentage point change	July 2, 2022	July 3, 2021	Percentage point change
Gross margin as a percentage of net revenues:	44.8%	46.4%	(1.6)	46.2%	46.2%	—
Gross margin decreased by 1.6 percentage points for the three months ended July 2, 2022, compared to the same period in the prior year. Gross margin declined primarily due to unfavorable foreign currency translation effects and higher costs related to excess and obsolete inventory, partially offset by higher volumes.
For the six months ended July 2, 2022, the Company’s gross margin remained flat, compared to the same period in the prior year. Gross margin remained flat driven by strong execution and higher volumes, offset in part due to unfavorable foreign currency effects and higher costs of material, logistic costs and inflation.
Selling, general and administrative expenses Selling, general and administrative, or SG&A, expenses were $90.7 million in the three months ended July 2, 2022, compared to $72.6 million in the year-ago period. An analysis of the factors underlying the change in SG&A expenses is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended July 3, 2021	$72,621
Employee costs	1,251
Deal and transaction costs	2,410
Integration costs	9,533
Absence of gain on sale of non-core intangibles occurred in the year-ago period	5,100
Travel costs	995
Donation costs	(2,971)
Other increases, net	1,746
Selling, general and administrative expenses in the quarter ended July 2, 2022	$90,685
SG&A expenses were $177.8 million for the first six months of 2022, representing a 23% increase compared to SG&A expenses of $144.0 million in the year-ago period. An analysis of the factors underlying changes in SG&A is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the six months ended July 3, 2021	144,010
Employee costs	8,457
Deal and transaction costs	7,418
Integration costs	8,735
Absence of gain on sale of non-core intangibles occurred in the year-ago period	5,100
Travel costs	1,504
Donation costs	(8)
Other increases, net	2,577
Selling, general and administrative expenses in the six months ended July 2, 2022	$177,793

Engineering, research and development expenses The Company’s engineering, research and development, or ER&D, efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses increased 17% to $49.2 million in the three months ended July 2, 2022 compared to $42.0 million in the year-ago period. An analysis of the factors underlying the increase in ER&D expenses is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended July 3, 2021	$41,972
Employee costs	3,987
Project materials	2,371
Other increases, net	918
Engineering, research and development expenses in the quarter ended July 2, 2022	$49,248
ER&D expenses increased 20% to $96.0 million in the first six months of 2022, compared to $79.7 million in the year-ago period. An analysis of the factors underlying the increase in ER&D expenses is presented in the following table:

(In thousands)
Engineering, research and development expenses in the six months ended July 3, 2021	$79,720
Employee costs	9,378
Project materials	4,807
Other increases, net	2,058
Engineering, research and development expenses in the six months ended July 2, 2022	$95,963
Amortization expenses Amortization of intangible assets was $12.5 million in the three months ended July 2, 2022, compared to $11.9 million for the three months ended July 3, 2021. The increase primarily reflects additional amortization expense associated with recent acquisitions.
Amortization of intangible assets was $25.1 million in the six months ended July 2, 2022, compared to $23.8 million for the six months ended July 3, 2021. The increase primarily reflects the additional amortization expense of $1.8 million associated with recent acquisitions partially offset by $0.4 million for acquired identifiable intangible assets that became fully amortized in previous periods.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $32.0 million in the three months ended July 2, 2022, compared to $10.7 million in the three months ended July 3, 2021. The increase primarily reflects higher interest expense of $16.5 million related to the issuance of the $1.6 billion aggregate principal amount of the 2029 Notes issued on April 16, 2022 and $6.9 million of interest expense related to ticking fees on the secured commitments for $2.495 billion under the Initial Term Loan Facility secured in connection with the acquisition of CMC Materials.
Interest expense was $44.9 million in the six months ended July 2, 2022, compared to $22.3 million in the six months ended July 3, 2021. The increase primarily reflects higher interest expense of $16.5 million related to the issuance of the $1.6 billion aggregate principal amount of the 2029 Notes issued on April 16, 2022 and $11.6 million of interest expense related to ticking fees on the secured commitments for $2.495 billion under the Initial Term Loan Facility secured in connection with the acquisition of CMC Materials.
Other expense, net Other expense, net was $9.6 million in the three months ended July 2, 2022 and consisted mainly of foreign currency transaction losses of $10.0 million. Other expense, net was $23.6 million in the three months ended July 3, 2021 and consisted mainly of a loss on extinguishment of debt of $23.1 million associated with the redemption of the Company’s $550 million aggregate principal amount of senior unsecured notes due 2026 and foreign currency transaction losses of $0.1 million.
Other expense, net was $14.5 million in the six months ended July 2, 2022 and consisted mainly of foreign currency transaction losses of $14.6 million. Other expense, net was $27.9 million in the six months ended July 3, 2021 and consisted mainly of a loss on extinguishment of debt of $23.1 million associated with the redemption of the Company’s $550 million aggregate principal amount of senior unsecured notes due 2026 and foreign currency transaction losses of $4.4 million.
Income tax expense Income tax expense was $17.5 million and $37.4 million in the three and six months ended July 2, 2022, respectively, compared to income tax expense of $15.9 million and $29.3 million in the three and six months ended July 3, 2021, respectively. The Company’s year-to-date effective income tax rate at July 2, 2022 was 14.2%, compared to 14.5% at July 3, 2021.
The decrease in the year-to-date effective income tax rate from 2021 to 2022 primarily relates to a change in income mix which was partially offset by a reduction in creditable foreign withholding taxes for quarter ended July 2, 2022. The 2021 tax rate included the recognition of a capital loss benefit of $5.6 million which was offset by a valuation allowance on federal foreign tax credits of $3.2 million and the sale of intangible property of $3.5 million. Additionally, the income tax expense for the six months ended July 2, 2022 and July 3, 2021 includes discrete benefits of $4.2 million and $9.1 million, respectively, recorded in connection with share-based compensation.
Net income Due to the factors noted above, the Company recorded net income of $99.5 million, or $0.73 per diluted share, in the three months ended July 2, 2022, compared to net income of $88.8 million, or $0.65 per diluted share, in the three months ended July 3, 2021. In the three months ended July 2, 2022, net income, as a percentage of net sales, decreased to 14.4% from 15.5% in the year-ago period.
In the six months ended July 2, 2022, the Company recorded net income of $225.2 million, or $1.65 per diluted share, compared to net income of $173.4 million, or $1.27 per diluted share, in the six months ended July 3, 2021. In the six months ended July 2, 2022, net income, as a percentage of net sales, increased to 16.8% from 16.0% in the year-ago period.
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
Adjusted EBITDA increased 19% to $207.4 million in the three months ended July 2, 2022, compared to $174.2 million in the three months ended July 3, 2021. In the three months ended July 2, 2022, adjusted EBITDA, as a percentage of net sales, remained flat at 30% from the comparable year-ago period.
Adjusted EBITDA increased 28% to $413.6 million in the six months ended July 2, 2022, compared to $324.3 million in the six months ended July 3, 2021. In the six months ended July 2, 2022, adjusted EBITDA, as a percentage of net sales, increased to 31% from 30% in the year-ago period.
Adjusted operating income increased 21% to $183.0 million in the three months ended July 2, 2022, compared to $151.6 million in the three months ended July 3, 2021. Adjusted operating income, as a percentage of net sales, decreased to 26% from 27% in the year-ago period.
Adjusted operating income increased 31% to $365.3 million in the six months ended July 2, 2022, compared to $279.6 million in the six months ended July 3, 2021. In the six months ended July 2, 2022, adjusted operating income, as a percentage of net sales, increased to 27% from 26% in the year-ago period.
Non-GAAP earnings per share increased 18% to $1.00 in the three months ended July 2, 2022, compared to $0.85 in the three months ended July 3, 2021. Non-GAAP earnings per share increased 34% to $2.07 in the six months ended July 2, 2022, compared to $1.55 in the six months ended July 3, 2021.
The increases in adjusted EBITDA, adjusted operating income and non-GAAP earnings per share for the three and six months ended July 2, 2022 compared to the year-ago periods are generally attributable to the increases in sales and gross profit.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See note 10 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments, along with unallocated general and administrative expenses, for the three and six months ended July 2, 2022 and July 3, 2021.

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Specialty Chemicals and Engineered Materials
Net sales	$207,729	$180,366	$404,150	$346,907
Segment profit	45,718	44,945	94,569	79,501
Microcontamination Control
Net sales	$274,133	$227,521	$540,770	$434,620
Segment profit	100,107	78,132	198,725	148,698
Advanced Materials Handling
Net sales	$224,084	$172,502	$422,197	$321,043
Segment profit	46,926	42,093	93,616	74,188

Unallocated general and administrative expenses	$22,287	$14,379	$40,449	$25,747
Specialty Chemicals and Engineered Materials (SCEM)
For the second quarter of 2022, SCEM net sales increased to $207.7 million, up 15% compared to $180.4 million in the comparable period last year. The sales increase was primarily due to increased sales of advanced deposition materials and surface preparation solutions, as well as additional sales of $4.1 million attributable to the Company’s acquisition of the Precision Microchemicals business from BASF SE. SCEM reported a segment profit of $45.7 million in the second quarter of 2022, up 2% from $44.9 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to increased sales volume, partially offset by unfavorable foreign exchange effects, a 25% increase in operating expenses, primarily due the absence of a gain on sale of non-core intangibles.
For the six months ended July 2, 2022, SCEM net sales increased to $404.2 million, up 17% compared to $346.9 million in the comparable period last year. The sales increase was primarily due to increased sales of advanced deposition materials, selective etch and specialty coatings products, as well as additional sales of $9.5 million attributable to the Company’s acquisition of the Precision Microchemicals business. SCEM reported a segment profit of $94.6 million in the six months ended July 2, 2022, up 19% from $79.5 million in the year-ago period also due to higher sales levels, partially offset by unfavorable foreign exchange effects, a 21% increase in operating expenses, primarily due to higher compensation costs and the absence of a gain on sale of non-core intangibles.
Microcontamination Control (MC)
For the second quarter of 2022, MC net sales increased to $274.1 million, up 20% compared to $227.5 million in the comparable period last year. The sales increase was mainly due to improved performance across substantially all product lines. MC reported a segment profit of $100.1 million in the second quarter of 2022, up 28% from $78.1 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to increased sales volume, partially offset by unfavorable foreign exchange effects and a 13% increase in operating expenses.
For the six months ended July 2, 2022, MC net sales increased to $540.8 million, up 24% compared to $434.6 million in the comparable period last year. The sales increase was mainly due to improved performance across substantially all product lines. MC reported a segment profit of $198.7 million in the six months ended July 2, 2022, up 34% from $148.7 million in the year-ago period. The segment profit improvement was primarily due to higher gross profit related to the increased sales volume, partially offset by unfavorable foreign exchange effects and a 14% increase in operating expenses due to higher compensation costs.
Advanced Materials Handling (AMH)
For the second quarter of 2022, AMH net sales increased to $224.1 million, up 30% compared to $172.5 million in the comparable period last year. The sales increase was mainly due to improved sales from wafer handling, fluid handling and measurement products. AMH reported a segment profit of $46.9 million in the second quarter of 2022, up 11% from $42.1 million in the year-ago period. The segment profit increase was primarily due to higher sales volume, partially offset by unfavorable foreign exchange effects and a 15% increase in operating expenses.
For the six months ended July 2, 2022, AMH net sales increased to $422.2 million, up 32% compared to $321.0 million in the comparable period last year. The sales increase was mainly due to improved sales from wafer handling, fluid handling and measurement products. AMH reported a segment profit of $93.6 million in the six months ended July 2, 2022, up 26% from $74.2 million in the year-ago period. The segment profit increase was primarily due to higher sales volume, partially offset by unfavorable foreign exchange effects and a 19% increase in operating expenses, primarily due to higher compensation costs.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $22.3 million in the second quarter of 2022, compared to $14.4 million in the comparable period last year. The $7.9 million increase is primarily due to a $9.5 million and $2.4 million increase in integration and deal and transaction costs, respectively, this quarter related to the acquisition of CMC Materials, partially offset by a $3.0 million decrease in donation costs from the comparable period last year.
Unallocated general and administrative expenses for the six months ended July 2, 2022 totaled $40.4 million, up from $25.7 million in the six months ended July 3, 2021. The $14.7 million increase is primarily due a $8.7 million and $7.4 million increase in integration and deal and transaction costs, respectively, this quarter related to the acquisition of CMC Materials.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	July 2, 2022	December 31, 2021
Cash and cash equivalents	$2,743,231	$402,565
Working capital	3,483,023	934,369
Total debt, net of unamortized discount and debt issuance costs	3,408,801	937,027

The Company has historically financed its operations and capital requirements through cash flow from its operating activities, long-term loans, lease financing and borrowings under domestic and international short-term lines of credit. On April 14, 2022, the Company, via a wholly-owned escrow subsidiary, completed a private offering of $1.6 billion aggregate principal amount of the 2029 Notes. On June 30, 2022, the Company via a wholly-owned escrow subsidiary, completed a private offering of $0.9 billion aggregate principal amount of the 2030 Notes. In connection with the acquisition of CMC Materials on the Closing Date, the Company borrowed $2.495 billion under the Initial Term Loan Facility and increased commitments by $175.0 million under the Revolving Facility (from $400.0 million to $575.0 million). In addition, on the Closing Date, the Company entered into a 364-Day Bridge Credit and Guaranty Agreement and borrowed $275 million aggregate principal amount with a pricing of SOFR plus 4.55%.
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
In summary, our cash flows for each period were as follows:

	Six months ended
(in thousands)	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$174,698	$134,970
Net cash used in investing activities	(190,974)	(87,261)
Net cash provided by (used in) financing activities	2,367,324	(223,954)
Increase (decrease) in cash, cash equivalents and restricted cash	2,340,666	(179,860)

Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flows provided by operating activities totaled $174.7 million in the six months ended July 2, 2022, compared to $135.0 million in the six months ended July 3, 2021. The increase in cash provided by operating activities was primarily due to higher net income, net of non-cash adjustments, partially offset by net change in working capital and other assets and liabilities. The net change in working capital and other assets and liabilities resulted in a decrease to cash provided by operating activities of $152.1 million for the six months ended July 2, 2022 compared to a decrease of $144.7 million for the six months ended July 3, 2021.
Changes in working capital and other assets and liabilities for the six months ended July 2, 2022 were driven primarily by increases in inventories and accounts payable and accrued liabilities, and decreases in income taxes payable and refundable income taxes. The change for inventory was driven by an increase in business activity and need for raw material safety stock. The change for accounts payable and accrued liabilities was driven by an increase in accrued interest payable related to the debt financing in connection with the CMC Materials acquisition. The change for income taxes payable and refundable income taxes was driven by a larger current provision compared to the previous period.
Investing activities Cash flows used in investing activities totaled $191.0 million in the six months ended July 2, 2022, compared to $87.3 million in the six months ended July 3, 2021. The change resulted primarily from higher cash paid for acquisition of property, plant and equipment.
Financing activities Cash provided by financing activities totaled $2,367.3 million during the six months ended July 2, 2022, compared to cash used in financing activities of $224.0 million during the six months ended July 3, 2021. The change was primarily due to the net long-term debt activity, which was a source of cash of $2.4 billion in 2022 compared to a use of cash of $173.8 million, and the absence of $30.0 million of repurchase and retirement of common stock. See note 7 to the Company’s condensed consolidated financial statements for further discussion of the debt financing that occurred during the quarter. In connection with its acquisition of CMC Materials, the Company suspended its previously announced share repurchase program in the fourth quarter of 2021 and does not anticipate authorizing a new repurchase program in 2022.
Our total dividend payments were $27.5 million in the six months ended July 2, 2022, compared to $21.8 million in the six months ended July 3, 2021. We have paid a cash dividend in each quarter since the fourth quarter of 2017. On July 20, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share to be paid on August 24, 2022 to shareholders of record on the close of business on August 3, 2022.
Other Liquidity and Capital Resources Considerations
Debt

(In thousands)	July 2, 2022	December 31, 2021
Senior unsecured notes due 2030 at 5.95%	$895,000	$—
Senior secured notes due 2029 at 4.75%	1,600,000	—
Senior unsecured notes due 2029 at 3.625%	400,000	400,000
Senior unsecured notes due 2028 at 4.375%	400,000	400,000
Senior secured term loan facility due 2025 at 2.457%	145,000	145,000
Revolving facility due 2026	8,000	—
Total debt (par value)	$3,448,000	$945,000
In connection with the acquisition of CMC Materials, the Company obtained the following financing: On the Closing Date, the Company entered into a Term Loan B Facility of $2.496 billion with a pricing at SOFR plus 3.00%. The Company previously syndicated the Initial Term Loan Facility on March 2, 2022 and incurred ticking through the close of the acquisition. For the three and six months ended July 2, 2022, the Company incurred $6.9 million and $11.6 million in ticking fees, respectively, which were recorded to interest expense in the condensed consolidated statement of operations. The senior secured term loan facility due 2025 was paid in full on the day of acquisition. On the Closing Date, the Company entered into a $275 million senior unsecured 364-Day Bridge Credit Facility with a pricing of SOFR plus 4.55%. On June 30, 2022, the Company issued, via a wholly-owned escrow subsidiary, $895 million aggregate principal amount of the 2030 Notes. On April 14, 2022, the Company also issued, via a wholly-owned escrow subsidiary, $1.6 billion aggregate principal amount of the 2029 Notes.

As of the date of this Quarterly Report, the Company’s Revolving Facility had revolving commitments in an aggregate principal amount of $400.0 million that terminate on April 30, 2026. The Company increased the commitments under the Revolving Facility by $175.0 million in connection with the closing of the acquisition of CMC Materials on the Closing Date. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or SOFR, plus, in each case, an applicable margin. At July 2, 2022, there was $8.0 million balance outstanding under the Revolving Facility and we had undrawn outstanding letters of credit of $0.2 million.
Through July 2, 2022, the Company was in compliance with the financial covenants under its debt arrangements.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent to an aggregate of approximately $7.4 million. There were no outstanding borrowings under this line of credit at July 2, 2022.
Cash and cash requirements

(In thousands)	July 2, 2022	December 31, 2021
U.S.	$9,531	$107,814
Non-U.S.	243,419	294,751
Cash and cash equivalents	252,950	402,565
Restricted cash - U.S.	2,490,281	—
Cash, cash equivalents and restricted cash	$2,743,231	$402,565
Our cash and cash equivalents include cash on hand and highly liquid debt securities with original maturities of three months or less, which are valued at cost and approximate fair value. Our restricted cash represents cash held in an escrow account designated to fund the CMC Materials acquisition and is not available for general corporate purposes. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have accrued taxes on any earnings that are not indefinitely reinvested. No additional withholding taxes have been accrued for any indefinitely reinvested earnings.
Cash requirements
We have cash requirements to support working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt and other liquidity requirements associated with our operations. We generally intend to use available cash and funds generated from our operations to meet these cash requirements, but in the event that additional liquidity is required we may also borrow under our Revolving Facility.
There were no material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for interest payments on long-term debt and new long-term debt in connection with the acquisition of CMC Materials on the Closing Date. The Company financed the cash portion of the purchase price for this acquisition through debt financing. See note 7 to the Company’s condensed consolidated financial statements for further discussion of the debt financing that occurred during the quarter and on the closing date of the acquisition. The following table summarizes the short and long-term cash requirements for long-term debt and interest expense as of July 2, 2022.

(In thousands)	Total	Due within 6 months of July 2, 2022	Due later than one year from December 31, 2022
Long-term debt[1]	$6,065,000	$—	$6,065,000
Interest payments on long-term debt[2]	3,040,419	160,317	2,880,102
Total	$9,105,419	$160,317	$8,945,102
1The senior secured term loan facility due 2025 and outstanding revolver was repaid in full with the completion of the CMC Materials acquisition on the Closing Date. These amounts are not inclusive of the senior secured term loan facility due 2025 or outstanding revolver amount as of July 2, 2022. The Long-term debt includes the financing of the Initial Term Loan Facility and Bridge Credit Facility on the Closing Date..
2The interest payments on long-term debt are exclusive of the senior secured term loan facility due 2025 and include the interest payments on the July 6, 2022 financing of the Initial Term Loan Facility and Bridge Credit Facility.
Other Planned Uses of Capital. On the Closing Date, the Company completed its acquisition of CMC Materials. The Company acquired all of the issued and outstanding common shares of CMC Materials for $133.00 in cash and 0.4506 shares of Entegris common stock per share, representing a total purchase price (inclusive of debt retired and cash assumed) at close of approximately $5.7 billion (based on the Company’s closing price on June 30, 2022), including $3.8 billion in cash paid to CMC Materials’ shareholders, the issuance of 12.9 million shares of the Company’s common stock (excluding unvested CMC stock options and unvested CMC restricted stock units, restricted shares and performance stock units equity awards assumed), approximately $0.9 billion of debt retired and approximately $200 million of acquired cash. The Company financed the cash portion of the purchase price through debt financing.
As of July 2, 2022, we believe our cash, cash equivalents, restricted cash, cash generated from operations, and our ability to access the capital markets will satisfy our cash needs for the foreseeable future both globally and domestically.
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
Non-GAAP EPS is defined by the Company as net income before, as applicable, (1) charge for fair value write-up of acquired inventory sold, (2) deal and transaction costs, (3) integration costs, (4) severance and restructuring costs, (5) loss on extinguishment of debt and modification, (6) Interest expense, net (7) amortization of intangible assets, (8) the tax effect of the foregoing adjustments to net income, stated on a per share basis and (9) tax effect of legal entity restructuring.
The Company provides supplemental non-GAAP financial measures to help management and investors to better understand our business and believes these measures provide investors and analysts additional and meaningful information for the assessment of the Company’s ongoing results. Management also uses these non-GAAP measures to assist in the evaluation of the performance of the Company’s business segments and to make operating decisions.
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
Management uses adjusted EBITDA and adjusted operating income to assist it in evaluations of the Company’s operating performance by excluding items that management does not consider as relevant in the results of its ongoing operations. Internally, these non-GAAP measures are used by management for planning and forecasting purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating the Company’s capacity to fund capital expenditures, secure financing and expand our business.
In addition, and as a consequence of the importance of these non-GAAP financial measures in managing our business, the Company’s Board of Directors uses non-GAAP financial measures in the evaluation process to determine management compensation.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$692,489	$571,352	$1,342,135	$1,084,196
Net income	$99,491	$88,770	$225,196	$173,446
Net income - as a % of net sales	14.4%	15.5%	16.8%	16.0%
Adjustments to net income
Income tax expense	17,517	15,916	37,392	29,307
Interest expense	32,001	10,697	44,877	22,349
Interest income	(658)	(54)	(670)	(125)
Other expense, net	9,619	23,560	14,521	27,890
GAAP – Operating income	157,970	138,889	321,316	252,867
Operating margin - as a % of net sales	22.8%	24.3%	23.9%	23.3%
Deal and transaction costs	2,410	—	7,418	—
Integration costs	10,165	632	11,411	2,676
Severance and restructuring costs	—	180	—	323
Amortization of intangible assets	12,494	11,902	25,145	23,773
Adjusted operating income	183,039	151,603	365,290	279,639
Adjusted operating margin - as a % of net sales	26.4%	26.5%	27.2%	25.8%
Depreciation	24,381	22,574	48,286	44,669
Adjusted EBITDA	$207,420	$174,177	$413,576	$324,308
Adjusted EBITDA – as a % of net sales	30.0%	30.5%	30.8%	29.9%
Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and Earnings per Share

	Three months ended		Six months ended
(In thousands, except per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$99,491	$88,770	$225,196	$173,446
Adjustments to net income
Deal and transaction costs	2,410	—	7,418	—
Integration costs	10,165	632	11,411	2,676
Severance and restructuring costs	—	180	—	323
Loss on extinguishment of debt and modification	—	23,338	—	23,338
Interest expense, net	22,742	—	27,425	—
Amortization of intangible assets	12,494	11,902	25,145	23,773
Tax effect of adjustments to net income and certain discrete tax items[1]	(10,486)	(8,111)	(14,646)	(11,332)
Non-GAAP net income	$136,816	$116,711	$281,949	$212,224

Diluted earnings per common share	$0.73	$0.65	$1.65	$1.27
Effect of adjustments to net income	0.27	0.20	0.42	0.28
Diluted non-GAAP earnings per common share	$1.00	$0.85	$2.07	$1.55
1The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash, cash equivalents, restricted cash and senior secured financing obligations are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100-basis point change in interest rates would potentially increase or decrease annual net income by approximately $20.1 million and $2.0 million as of July 2, 2022 and July 3, 2021, respectively. On July 28, 2022, the Company entered into a floating-to-fixed interest rate swap agreement to hedge the variability in SOFR-based interest payments associated with $1.95 billion of its $2.495 billion Initial Term Loan Facility. The notional amount is scheduled to decrease quarterly and will expire on December 30, 2025.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. We have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renminbi, Malaysian Ringgit, Euro, Singapore Dollar, Israeli Shekel and the Japanese Yen. Approximately 22.3% and 23.4% of the Company’s sales for the quarters ended July 2, 2022 and July 3, 2021, respectively, are denominated in these currencies. Financial results therefore can be and have been affected by changes in currency exchange rates, as seen in the Company’s results in this quarter. If all foreign currencies had experienced a 10% reduction versus the U.S. dollar during the three months ended July 2, 2022 and July 3, 2021, revenue for the quarters would have been negatively impacted by approximately $8.9 million and $12.6 million, respectively.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. At July 2, 2022, the Company had no net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of July 2, 2022. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of July 2, 2022, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of July 2, 2022, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 1A. Risk Factors
We are not aware of any material changes to the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, except for the addition of the following risk factors:
Risks Related to the Acquisition of CMC Materials
Our significant debt may limit our financial flexibility following the acquisition.
We incurred a substantial amount of debt in connection with the acquisition, including the $2,495 million Term Loan B Facility, $1.6 billion aggregate principal amount of the 2029 Notes and $895 million aggregate principal amount of the 2030 Notes. We used a portion of the proceeds from the Term Loan B Facility to refinance and terminate both our and CMC’s existing credit facilities concurrently with the completion of the acquisition. We also increased the commitments under our existing revolving credit facility by $175 million. Accordingly, as of July 6, 2022, we had approximately $6.1 billion of total debt.
Following the acquisition, our substantial indebtedness could have adverse effects on our financial condition and results of operations, including:
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•limiting our ability to pay dividends to our stockholders;
•limiting our ability to borrow additional funds; and
•increasing our interest expense and requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other purposes.
Our ability to make scheduled payments of the principal of, and to pay interest on or to refinance our indebtedness following the acquisition will depend on, among other factors, our financial positions and performance, as well as prevailing market conditions and other factors beyond our control. We may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures and meet our other liquidity needs. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt refinancing on terms that may be onerous. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations which, if not cured or waived, could accelerate our repayment obligations under all of our outstanding debt which could have a material adverse effect on our business, results of operations or financial condition.
In addition, the level and quality of our earnings, operations, business and management, among other things, will impact the determination of our credit ratings. A decrease in the ratings assigned to us by the ratings agencies may negatively impact our access to the debt capital markets and increase our cost of borrowing. There can be no assurance that we will be able to obtain any future required financing on acceptable terms or at all. In addition, there can be no assurance that we will be able to maintain the current credit worthiness or prospective credit rating of the Company. Any actual or anticipated changes or downgrades in such credit rating may have a negative impact on our liquidity, capital position or access to capital markets.
The covenants contained in the agreements governing our indebtedness following the acquisition impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
The agreements that govern our indebtedness following the acquisition, including the agreements governing our Term Loan B Facility, Revolving Credit Facility and New Notes, contain various affirmative and negative covenants. Such covenants, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, incur liens, incur debt, engage in mergers, consolidations and acquisitions, transfer assets outside the ordinary course of business, make loans or other investments, pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt and engage in affiliate transactions. In addition, the agreements governing our credit facilities also contain financial covenants that would require us to maintain certain financial ratios under certain circumstances. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under all of our outstanding debt which could have a material adverse effect on our business, results of operations or financial condition.
Combining our businesses and those of CMC may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the acquisition, which may adversely affect our business results and negatively affect the value of our common stock following the acquisition.
The success of the acquisition will depend, in part, on our ability to realize anticipated benefits from integrating CMC into the Company. To realize these anticipated benefits, our businesses and those of CMC must be successfully combined. If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of the acquisition and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock. Moreover, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated.
It is possible that the integration process could result in the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations and those of CMC in order to realize the anticipated benefits of the acquisition:
•combining the companies’ operations and corporate functions;
•combining the companies’ businesses and meeting our capital requirements following the acquisition, in a manner that permits us to achieve any cost savings or revenue synergies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;
•integrating personnel from the two companies;
•integrating the companies’ technologies;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations; and
•coordinating geographically dispersed organizations.
In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of business integration and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt our ongoing business.
The market price for shares of our common stock following the acquisition may be affected by factors different from, or in addition to, those that historically have affected the market prices of shares of our common stock.
Because our businesses differ from those of CMC, the results of operations of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations and those currently or historically affecting the results of operations of CMC. Our results of operations following the acquisition may also be affected by factors different from those that currently affect or have historically affected either us or CMC.

We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on our business and operations.
As a result of the acquisition, we may experience impacts on relationships with customers or suppliers that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the acquisition whether or not contractual rights are triggered as a result of the acquisition. There can be no guarantee that customers or suppliers will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the acquisition. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with us, then our business and results of operations may be harmed. If certain of our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
The combined company’s failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the acquisition.
The success of the acquisition will depend in part on the retention of personnel critical to our business and operations following the acquisition due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense.
Our current and prospective employees of the combined company may experience uncertainty about their future role with us, which may impair our ability to attract, retain and motivate key management, sales, marketing, technical and other personnel following the acquisition. If we are unable to retain personnel, including our key management, who are critical to the successful integration and future operations of the combined company, we could face disruptions in our operations, loss of existing customers or loss of sales to existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.
If key employees of the combined company depart, the integration of the companies may be more difficult and the combined company’s business following the acquisition may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of the combined company, and the combined company’s ability to realize the anticipated benefits of the acquisition may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain the key employees of the combined company to the same extent that the separate companies have been able to attract or retain their respective employees in the past.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The Company did not purchase any of its equity securities during the quarter ended July 2, 2022.
On December 14, 2020, the Company’s Board of Directors authorized a repurchase program, effective February 16, 2021, covering the repurchase of up to an aggregate of $125 million of the Company’s common stock during a period of twelve months, in open market transactions and in accordance with one or more pre-arranged stock trading plans to be established in accordance with Rule 10b5-1 under the Exchange Act. This repurchase program expired pursuant to its terms on February 15, 2022. In connection with its acquisition of CMC Materials, the Company suspended its previously announced share repurchase program in the fourth quarter of 2021 and does not anticipate authorizing a new repurchase program in 2022.
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
Item 5. Other Information
In connection with the previously announced planned retirement of Todd Edlund, Executive Vice President and Chief Operating Officer of the Company on July 29, 2022, the Management Development and Compensation Committee of the Board of Directors of the Company authorized the Company to enter into an agreement with Mr. Edlund (the “Letter Agreement”), which will provide (i) for post-employment restrictive covenants, (ii) for a release of claims, (iii) that his unvested stock options will remain outstanding and continue to vest on their regularly scheduled vesting dates, (iv) that his unvested performance-based restricted stock units will remain outstanding and vest at the actual level of performance at the end of the applicable performance periods, and (v) that his unvested restricted stock units would vest in connection with his retirement. The foregoing treatment of Mr. Edlund’s unvested equity awards will be subject to his continued compliance with post-employment restrictive covenants in the Letter Agreement.

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
Exhibit 4.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2022
(4)	Indenture, dated as of June 30, 2022, by and among Entegris Escrow Corporation, as escrow issuer and Truist Bank, as trustee, including the form of note issuable thereunder.	Exhibit 4.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2022
(4)
Amendment and Restatement Agreement, dated as of July 6, 2022, among Entegris, Inc., as borrower, certain subsidiaries of Entegris, Inc., as guarantors, the lenders party thereto, the issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.
Exhibit 4.10 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2022
(4)
364-Day Bridge Credit and Guaranty Agreement, dated as of July 6, 2022, among Entegris, Inc., as borrower, certain subsidiaries of Entegris, Inc., as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.
Exhibit 4.11 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2022

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

ENTEGRIS, INC.

Date: August 2, 2022	/s/ Gregory B. Graves
Gregory B. Graves
Executive Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)