Form 10-Q
period 2023-09-30
ENTEGRIS INC
filed 2023-11-02
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2023, there were 150,158,883 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about supply chain matters; inflationary pressures; future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to execute on our business strategies, including with respect to the Company’s expansion of its manufacturing presence in Taiwan and in Colorado Springs; the Company’s capital allocation strategy, which may be modified at any time for any reason, including share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions and divestitures the Company has made and commercial partnerships the Company has established, including the acquisition of CMC Materials, Inc. (now known as CMC Materials LLC) (“CMC Materials”); trends relating to the fluctuation of currency exchange rates; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; the level of, and obligations associated with, the Company’s indebtedness, including the debts incurred in connection with the acquisition of CMC Materials; risks related to the acquisition and integration of CMC Materials, including unanticipated difficulties or expenditures relating thereto, the ability to achieve the anticipated synergies and value-creation contemplated by the acquisition of CMC Materials and the diversion of management time on transaction-related matters; raw material shortages, supply and labor constraints, price increases, inflationary pressures and rising interest rates;

operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; substantial competition; the Company’s concentrated customer base; the Company’s ability to identify, complete and integrate acquisitions, joint ventures, divestitures or other similar transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; the impact of regional and global instabilities, hostilities and geopolitical uncertainty, including, but not limited to, the ongoing conflicts between Ukraine and Russia and between Israel and Hamas, as well as the global responses thereto; the increasing complexity of certain manufacturing processes; changes in government regulations of the countries in which the Company operates, including the imposition of tariffs, export controls and other trade laws and restrictions and changes to national security and international trade policy, especially as they relate to China; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 23, 2023, and in the Company’s other SEC filings. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1.    FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$594,020	$561,559
Restricted cash	—	1,880
Trade accounts and notes receivable, net of allowance for credit losses of $4,126 and $5,443	463,083	535,485
Inventories, net	662,169	812,815
Deferred tax charges and refundable income taxes	67,848	47,618
Assets held-for-sale	1,045,217	246,531
Other current assets	111,223	129,297
Total current assets	2,943,560	2,335,185
Property, plant and equipment, net of accumulated depreciation of $869,951 and $770,093	1,406,357	1,393,337
Other assets:
Right-of-use assets	83,548	94,940
Goodwill	3,954,036	4,408,331
Intangible assets, net of accumulated amortization of $771,786 and $636,872	1,368,363	1,841,955
Deferred tax assets and other noncurrent tax assets	30,211	28,867
Other	38,541	36,242
Total assets	$9,824,616	$10,138,857
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$—	$151,965
Accounts payable	139,637	172,488
Accrued payroll and related benefits	109,284	142,340
Accrued interest payable	65,195	25,571
Liabilities held-for-sale	139,270	10,637
Other accrued liabilities	166,258	160,873
Income taxes payable	63,515	98,057
Total current liabilities	683,159	761,931
Long-term debt, excluding current maturities, net of unamortized discount and debt issuance costs of $113,003 and $140,107	5,425,496	5,632,928
Pension benefit obligations and other liabilities	44,627	54,090
Deferred tax liabilities and other noncurrent tax liabilities	231,698	391,192
Long-term lease liability	71,347	80,716
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of September 30, 2023: 150,357,237 and 150,154,837, respectively; issued and outstanding shares as of December 31, 2022: 149,339,486 and 149,137,086, respectively	1,504	1,493
Treasury stock, at cost: 202,400 shares held as of September 30, 2023 and December 31, 2022	(7,112)	(7,112)
Additional paid-in capital	2,283,823	2,205,325
Retained earnings	1,128,907	1,031,391
Accumulated other comprehensive loss	(38,833)	(13,097)
Total equity	3,368,289	3,218,000
Total liabilities and equity	$9,824,616	$10,138,857
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$888,239	$993,828	$2,711,635	$2,335,963
Cost of sales	521,165	622,157	1,558,710	1,344,075
Gross profit	367,074	371,671	1,152,925	991,888
Selling, general and administrative expenses	116,051	226,446	431,514	404,239
Engineering, research and development expenses	66,810	64,990	209,746	160,953
Amortization of intangible assets	51,239	65,346	163,493	90,491
Goodwill impairment	15,913	—	104,785	—
Gain on termination of alliance agreement	—	—	(154,754)	—
Operating income	117,061	14,889	398,141	336,205
Interest expense	77,820	84,150	244,874	129,027
Interest income	(2,226)	(1,395)	(5,854)	(2,065)
Other expense, net	10,243	12,852	13,309	27,373
Income (loss) before income tax (benefit) expense	31,224	(80,718)	145,812	181,870
Income tax (benefit) expense	(2,127)	(7,015)	2,851	30,377
Equity in net loss of affiliates	139	—	269	—
Net income (loss)	$33,212	$(73,703)	$142,692	$151,493

Basic earnings (loss) per common share	$0.22	$(0.50)	$0.95	$1.08
Diluted earnings (loss) per common share	$0.22	$(0.50)	$0.95	$1.08

Weighted shares outstanding:
Basic	150,127	148,570	149,793	140,045
Diluted	151,229	148,570	150,816	140,892
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$33,212	$(73,703)	$142,692	$151,493
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(9,174)	(37,461)	(23,451)	(48,603)
Pension liability adjustments	(33)	—	4	73
Interest rate swap - cash flow hedge, change in fair value - (loss) income, net of tax (benefit) expense of ($598) and ($667) for the three and nine months ended September 30, 2023 and $9,285 and $9,285 for the three and nine months ended October 1, 2022, respectively.	(2,050)	30,743	(2,289)	30,743
Other comprehensive loss	(11,257)	(6,718)	(25,736)	(17,787)
Comprehensive income (loss)	$21,955	$(80,421)	$116,956	$133,706
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest Rate Swap - Cash flow hedge	Total
Balance at December 31, 2021	135,719	$1,357	202	$(7,112)	$879,845	$879,776	$(38,863)	$(1,222)	$—	$1,713,781
Shares issued under stock plans	366	4	—	—	(12,742)	—	—	—	—	(12,738)
Share-based compensation expense	—	—	—	—	9,285	—	—	—	—	9,285
Dividends declared ($0.10 per share)	—	—	—	—	—	(13,660)	—	—	—	(13,660)
Pension liability adjustment	—	—	—	—	—	—	—	73	—	73
Foreign currency translation	—	—	—	—	—	—	(2,128)	—	—	(2,128)
Net income	—	—	—	—	—	125,705	—	—	—	125,705
Balance at April 2, 2022	136,085	1,361	202	(7,112)	876,388	991,821	(40,991)	(1,149)	—	1,820,318
Shares issued under stock plans	88	1		—	5,397	—	—	—	—	5,398
Share-based compensation expense	—	—	—	—	10,182	—	—	—	—	10,182
Dividends declared ($0.10 per share)	—	—	—	—	—	(13,661)	—	—	—	(13,661)
Foreign currency translation	—	—	—	—	—	—	(9,014)	—	—	(9,014)
Net income	—	—	—	—	—	99,491	—	—	—	99,491
Balance at July 2, 2022	136,173	$1,362	202	$(7,112)	$891,967	$1,077,651	$(50,005)	$(1,149)	—	$1,912,714
Shares issued under stock plans	137	1		—	(4,644)	—	—	—	—	(4,643)
Share-based compensation expense	—	—	—	—	38,077	—	—	—	—	38,077
Issuance of common stock in connection with CMC Materials acquisition	12,927	129	—	—	1,265,561	—	—	—	—	1,265,690
Dividends declared ($0.10 per share)	—	—	—	—	—	(15,100)	—	—	—	(15,100)
Interest Rate Swap - Cash flow hedge	—	—	—	—	—	—	—	—	30,743	30,743
Foreign currency translation	—	—	—	—	—	—	(37,461)	—	—	(37,461)
Net loss	—	—	—	—	—	(73,703)	—	—	—	(73,703)
Balance at October 1, 2022	149,237	$1,492	202	$(7,112)	$2,190,961	$988,848	$(87,466)	$(1,149)	$30,743	$3,116,317

(In thousands)	Common shares outstanding	Common stock	Treasury shares	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest Rate Swap - Cash flow hedge	Total
Balance at December 31, 2022	149,339	$1,493	202	$(7,112)	$2,205,325	$1,031,391	$(49,083)	$(83)	$36,069	$3,218,000
Shares issued under stock plans	530	6	—	—	8,981	—	—	—	—	8,987
Share-based compensation expense	—	—	—	—	30,678	—	—	—	—	30,678
Dividends declared ($0.10 per share)	—	—	—	—	—	(15,092)	—	—	—	(15,092)
Interest Rate Swap - Cash flow hedge	—	—	—	—	—	—	—	—	(9,955)	(9,955)
Pension liability adjustment	—	—	—	—	—	—	—	37	—	37
Foreign currency translation	—	—	—	—	—	—	23,734	—	—	23,734
Net loss	—	—	—	—	—	(88,166)	—	—	—	(88,166)
Balance at April 1, 2023	149,869	1,499	202	(7,112)	2,244,984	928,133	(25,349)	(46)	26,114	3,168,223
Shares issued under stock plans	439	4	—	—	18,130	—	—	—	—	18,134
Share-based compensation expense	—	—	—	—	11,458	—	—	—	—	11,458
Dividends declared ($0.10 per share)	—	—	—	—	—	(14,961)	—	—	—	(14,961)
Interest Rate Swap - Cash flow hedge	—	—	—	—	—	—	—	—	9,716	9,716
Pension liability adjustment	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(38,011)	—	—	(38,011)
Net Income	—	—	—	—	—	197,646	—	—	—	197,646
Balance at July 1, 2023	150,308	$1,503	202	$(7,112)	$2,274,572	$1,110,818	$(63,360)	$(46)	$35,830	$3,352,205
Shares issued under stock plans	49	1	—	—	(1,029)	—	—	—	—	(1,028)
Share-based compensation expense	—	—	—	—	10,280	—	—	—	—	10,280
Dividends declared ($0.10 per share)	—	—	—	—	—	(15,123)	—	—	—	(15,123)
Interest Rate Swap - Cash flow hedge	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Pension liability adjustment	—	—	—	—	—	—	—	(33)	—	(33)
Foreign currency translation	—	—	—	—	—	—	(9,174)	—	—	(9,174)
Net Income	—	—	—	—	—	33,212	—	—	—	33,212
Balance at September 30, 2023	150,357	$1,504	202	$(7,112)	$2,283,823	$1,128,907	$(72,534)	$(79)	$33,780	$3,368,289
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
(In thousands)	September 30, 2023	October 1, 2022
Operating activities:
Net income	$142,692	$151,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130,125	93,489
Amortization	163,493	90,491
Share-based compensation expense	52,416	57,544
Charge for fair value mark-up of acquired inventory sold	—	61,932
Provision for deferred income taxes	(95,366)	(56,964)
Impairment of goodwill	104,785	—
Loss on extinguishment of debt	10,862	2,235
Loss from sale of business and held-for-sale	28,579	—
Gain on termination of alliance agreement	(154,754)	—
Charge for excess and obsolete inventory	29,314	17,582
Amortization of debt issuance costs	16,718	9,211
Other	21,801	29,459
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(295)	(34,378)
Inventories	63,340	(180,335)
Accounts payable and accrued liabilities	4,345	83,307
Other current assets	1,644	(4,248)
Income taxes payable and refundable income taxes	(36,774)	(15,637)
Other	(4,013)	15,049
Net cash provided by operating activities	478,912	320,230
Investing activities:
Acquisition of property, plant and equipment	(328,182)	(318,836)
Acquisition of businesses, net of cash acquired	—	(4,474,925)
Proceeds from sale of business	134,286	—
Proceeds from termination of alliance agreement	169,251	—
Other	1,919	1,124
Net cash used in investing activities	(22,726)	(4,792,637)
Financing activities:
Proceeds from revolving credit facility and short-term debt	—	476,000
Payments of revolving credit facility and short-term debt	(135,000)	(271,000)
Proceeds from long-term debt	217,449	4,940,753
Payments of long-term debt	(468,950)	(145,000)
Payments for debt issuance costs	(3,475)	(99,489)
Payments for dividends	(45,202)	(42,413)
Issuance of common stock	37,633	10,764
Taxes paid related to net share settlement of equity awards	(11,540)	(22,747)
Other	(923)	(859)
Net cash (used in) provided by financing activities	(410,008)	4,846,009
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,597)	(21,500)
Increase in cash, cash equivalents and restricted cash	30,581	352,102
Cash, cash equivalents and restricted cash at beginning of period	563,439	402,565
Cash, cash equivalents and restricted cash at end of period	$594,020	$754,667
     See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Nine months ended
(In thousands)	September 30, 2023	October 1, 2022
Non-cash transactions:
Equipment purchases in accounts payable	35,684	19,362
Dividend payable	628	666
Equity consideration on acquisition of CMC Materials	—	1,265,690
Schedule of interest and income taxes paid:
Interest paid less capitalized interest	292,416	22,917
Income taxes paid, net of refunds received	129,474	96,729
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the financial position as of September 30, 2023 and December 31, 2022, and the results of operations and comprehensive income for the three and nine months ended September 30, 2023 and October 1, 2022, the equity statements as of and for the three and nine months ended September 30, 2023 and October 1, 2022, and cash flows for the nine months ended September 30, 2023 and October 1, 2022.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
In the third quarter of 2023, in order to align its segment financial reporting with a change in its business structure, the Company realigned its segments. Following the segment realignment, the Company’s three reportable segments are as follows (1) Materials Solutions, (2) Microcontamination Control, and (3) Advanced Materials Handling. The current interim and succeeding annual periods will disclose the reportable segments with prior periods recast to reflect the change.
Recently Adopted Accounting Pronouncements The Company currently has no material recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements The Company currently has no material recent accounting pronouncements yet to be adopted.

11

2. REVENUES
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in other accrued liabilities balance in the condensed consolidated balance sheet.

	Nine months ended
(In thousands)	September 30, 2023	October 1, 2022
Balance at beginning of period	$60,476	$23,050
Revenue recognized that was included in the contract liability balance at the beginning of the period	(32,736)	(26,444)
Increases due to cash received, excluding amounts recognized as revenue during the period	56,145	40,725
Contract liabilities included as part of disposition	(6,226)	—
Additions due to acquisitions	—	11,108
Balance at end of period	$77,659	$48,439

3. GOODWILL IMPAIRMENT
During the first quarter of 2023, while the criteria had not been met to classify the reporting unit as held for sale, the Company was exploring market interest in a potential sale of the Electronic Chemicals (“EC”) reporting unit within what is now the Materials Solutions segment (the segment resulting from combining the Advanced Planarization Solutions and the Specialty Chemicals and Engineered Materials segments). In connection with the sale process, management determined that certain impairment indicators were present and evaluated goodwill, intangible assets, and long-lived assets for impairment in connection with the quarter ending April 1, 2023.
Long-lived assets, including finite-lived intangible assets
The Company compared the estimated undiscounted future cash flows generated by the asset group to the carrying amount of the asset group for the reporting unit and determined that the undiscounted cash flows were expected to exceed the carrying value on a held and used basis, therefore no impairment was recorded on the long-lived asset or finite-lived intangible assets. The Company considered if the triggering event would cause a potential change to the useful life of the assets and did not consider a modification to the useful life necessary.
Goodwill
The Company compared the reporting unit’s fair value to its carrying amount, including goodwill, as of April 1, 2023. As the reporting unit’s carrying amount, including goodwill, exceeded its fair value, the Company determined the goodwill was impaired and recorded an impairment of $88.9 million during the three months ended April 1, 2023 and an incremental impairment loss was recorded with the finalization of certain purchase price adjustments of $15.9 million during the three months ended September 30, 2023. The impairment is classified as goodwill impairment in the Company's condensed consolidated statement of operations. The goodwill impairment is non-taxable. The fair value of the reporting unit was determined using a market-based approach, which was aligned to the expected selling price. We consider this a Level 3 measurement in the fair value hierarchy.
Following the end of our third quarter of fiscal 2023, on October 2, 2023, we completed the sale of the EC reporting unit, which reported into the Materials Solutions segment, see Note 5.

4. ACQUISITION
CMC Materials
On July 6, 2022 (the “Closing Date”), the Company completed its acquisition of CMC Materials, Inc. (now known as CMC Materials LLC) (“CMC Materials”) for approximately $6.0 billion in cash and stock (the “Acquisition”) pursuant to an Agreement and Plan of Merger, dated as of December 14, 2021 (the “Acquisition Agreement”). As a result of the Acquisition, CMC Materials became a wholly owned subsidiary of the Company. The Acquisition was accounted for under the acquisition method of accounting and the results of operations of CMC Materials are included in the Company's condensed consolidated financial statements as of and since July 6, 2022. CMC Materials reports into the Materials Solutions segment (the segment resulting from combining the Advanced Planarization Solutions and the Specialty Chemicals and Engineered Materials segments) of the Company. Direct costs of $31.9 million and $39.3 million associated with the acquisition of CMC Materials, consisting primarily of professional and consulting fees, were expensed as incurred in the three and nine months ended

October 1, 2022, respectively. These costs are classified as selling, general and administrative expense in the Company's condensed consolidated statement of operations.
CMC Materials is a global supplier of consumable materials, primarily to semiconductor manufacturers. CMC Materials’ products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. The acquisition broadened the Company’s solutions set and enables the Company to bring to market a broader array of innovative and high-value solutions, at a faster pace, to help customers improve productivity, performance and total cost of ownership.
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

	Three months ended	Nine months ended
(In thousands, except share data)	October 1, 2022	October 1, 2022
Net sales	$993,828	$2,974,781
Net income	63,940	234,621

Per share amounts:
Net income per common share - basic	$0.43	$1.58
Net income per common share - diluted	$0.43	$1.56

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
•The elimination of interest expense, net of the one-time gain on the termination of two swap instruments which were terminated on June 24, 2022 in connection with the repayment of CMC Materials’ debt upon completion of the Acquisition.
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
•The additional cost of goods sold recognized in connection with the write-up of acquired finished goods inventory of $61.9 million. The write-up is recognized in cost of sales as the inventory is sold, which for purposes of these pro forma financial statements is assumed to occur within the first quarter after the Acquisition and is non-recurring in nature.

5. ASSET HELD-FOR-SALE AND DIVESTITURE

Asset Held-For-Sale - PIM

On October 11, 2022, the Company announced entry into a definitive agreement to sell its Pipeline and Industrials Materials (“PIM”) business, which became part of the Company with the acquisition of CMC Materials, to Infineum USA L.P. (“Infineum”). The PIM business specializes in the manufacture and sale of drag reducing agents and a range of valve maintenance products and services, and reports into the Materials Solutions segment (the segment resulting from combining the Advanced Planarization Solutions and the Specialty Chemicals and Engineered Materials segments) of the Company. Effective February 10, 2023, the Company terminated the definitive agreement. In accordance with the terms of the agreement, the Company received a $12.0 million termination fee from Infineum in the first quarter of 2023 and incurred a transaction adviser fee of $1.1 million. The net amount of $10.9 million is recorded in Other expense, net in the condensed consolidated statement of operations. At the time of the termination, the transaction had not received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”).

During the fourth quarter of 2022, the related assets and liabilities were classified as held-for-sale in the Company’s consolidated balance sheet and measured at the lower of their carrying amount or fair value less cost to sell. The assets and liabilities continue to be classified as held-for-sale at September 30, 2023.

The planned disposition of the PIM business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

PIM Assets-held-for sale comprise the following as of September 30, 2023:

(In thousands)
Assets:	September 30, 2023
Current assets	$49,277
Property, Plant and Equipment, net	113,305
Intangible assets, net	76,692
Goodwill	12,707
Other assets	1,364
Total assets-held-for sale	$253,345

Liabilities:
Accounts payable	$5,675
Accrued expenses	7,978
Long-term liabilities	1,959
Total liabilities-held-for sale	$15,612

Income before income taxes attributable to the PIM business was $12.0 million and $33.3 million for the three and nine months ended September 30, 2023, respectively.

Asset held-for-sale - EC Business

On May 10, 2023, the Company announced entry into a definitive agreement to sell its Electronic Chemicals (“EC”) business, which became part of the Company with the acquisition of CMC Materials, to FUJIFILM Holdings America Corporation for approximately $700.0 million, subject to customary adjustments with respect to cash, working capital, indebtedness and transaction expenses. The EC business specializes in purification, formulation, blending, packaging and distribution of high-purity process chemicals used within the semiconductor and microelectronic manufacturing processes. In connection with the held-for-sale classification, upon the remeasurement of the disposal group to its fair value, less cost to sell, we recognized a loss on the assets held-for-sale of $13.6 million as loss on held for sale for the three months ended July 1, 2023 and a loss of $15.9 million on impairment of goodwill for the three months ended September 30, 2023. The loss on assets held-for-sale are included in Selling, general and administrative expenses and the goodwill impairment is included in goodwill impairment in the condensed consolidated statement of operations.

The disposition of the EC business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

EC Assets-held-for sale comprise the following as of September 30, 2023:

(In thousands)
Assets:	September 30, 2023
Current assets	$92,563
Property, Plant and Equipment, net	177,020
Intangible assets, net	263,686
Goodwill	250,638
Other assets	7,965
Total assets-held-for sale	$791,872

Liabilities:
Accounts payable	$18,975
Accrued expenses	15,255
Long-term liabilities	89,428
Total liabilities-held-for sale	$123,658

(Income)/Loss before income taxes attributable to the EC business was ($0.9) million and $85.7 million for the three and nine months ended September 30, 2023. The loss before income taxes attributed to the EC business for the three months ended September 30, 2023 includes incremental goodwill impairment of $15.9 million. The loss before income taxes attributable to the EC business for the nine months ended September 30, 2023 includes total goodwill impairment charges of $104.8 million and loss on assets held-for-sale of $13.6 million for expected transaction expenses.

On October 2, 2023, following the end of our third quarter of 2023, the Company completed the sale of the EC business. The Company received gross cash proceeds of $737.1 million, or net proceeds of $694.3 million, which includes cash sold of $42.8 million, which remains subject to customary final post-closing adjustments. The Company intends to use the proceeds of this transaction for early repayment of debt.

Divestiture - QED

During the first quarter of 2023, the Company announced entry into a definitive agreement to sell QED Technologies International, Inc. (“QED”), which offers magnetorheological finishing polishing and subaperture stitching interferometry metrology manufacturing solutions to Quad-C Management, Inc. QED was a part of what is now the Materials Solutions segment (the segment resulting from combining the Advanced Planarization Solutions and the Specialty Chemicals and Engineered Materials segments) and became part of the Company with the acquisition of CMC Materials.

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

The carrying amount of net assets associated with the QED business was approximately $149.2 million. The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Assets:	March 1, 2023
Current assets	$19,219
Property, plant and equipment, net	2,663
Goodwill	90,005
Intangible assets, net	48,661
Other assets	842
Total assets	$161,390

Liabilities:
Accounts payable	$1,340
Accrued expenses	8,750
Long-term liabilities	2,067
Total liabilities	$12,157

As a result of the QED divestiture, the Company recognized a pre-tax loss of $14.9 million presented in selling, general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2023. The Company recorded an income tax benefit associated with the QED divestiture of approximately $6.8 million.

Termination - Alliance Agreement

On June 5, 2023, the Company announced the termination of the Alliance Agreement (the “Alliance Agreement”) between the Company and MacDermid Enthone Inc., a global business unit of Element Solutions Inc (“MacDermid Enthone”). Under the Alliance Agreement, Entegris had been granted the exclusive right to distribute MacDermid Enthone's Viaform products, subject to certain conditions. In connection with the termination of the Alliance Agreement, Entegris received a payment of $170.0 million on June 2, 2023 and will receive $30.0 million payable upon completion of customer transitions, subject to certain adjustments. The Company recognized a pre-tax gain of $154.8 million presented in gain on termination of alliance agreement on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.
6. RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows.

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$594,020	$561,559
Restricted cash	—	1,880
Total cash, cash equivalents and restricted cash	$594,020	$563,439
The restricted cash represents cash held in a “Rabbi” trust. Prior to the acquisition of CMC Materials, CMC Materials’ change in control severance protection agreements required CMC Materials to establish a Rabbi trust prior to a change in control and fully fund the trust to cover all the severance benefits that may become payable under the agreements. The Company had no restricted cash as of September 30, 2023.
7. INVENTORIES
Inventories consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$278,184	$337,576
Work-in-process	51,596	60,182
Finished goods (1)	332,389	415,057
Total inventories, net	$662,169	$812,815

(1) Includes consignment inventories held by customers of $21.3 million and $46.2 million at September 30, 2023 and December 31, 2022, respectively.

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, Materials Solutions (“MS”), Microcontamination Control (“MC”), and Advanced Materials Handling (“AMH”), was as follows at December 31, 2022 and September 30, 2023:

(In thousands)	MS	MC	AMH	Total
December 31, 2022	$4,092,141	$242,088	$74,102	$4,408,331
Goodwill impairment	(104,785)	—	—	(104,785)
Disposition of business	(90,005)	—	—	(90,005)
Purchase accounting adjustments	(1,021)	—	—	(1,021)
Assets held-for-sale	(254,524)	—	—	(254,524)
Foreign currency translation	(43)	(3,917)	—	(3,960)
September 30, 2023	$3,641,763	$238,171	$74,102	$3,954,036
The changes in our goodwill balance of $454.3 million reflect (1) the goodwill impairment of our EC reporting unit of $104.8 million, as described in Note 3, (2) the sale of the QED business and related goodwill of that business of $90.0 million, see Note 5, (3) purchase accounting adjustments of $1.0 million, (4) goodwill reclassified to asset held-for-sale of $254.5 million related to the PIM and EC businesses as described in Note 5 and (5) foreign currency translation of $4.0 million.
Identifiable intangible assets at September 30, 2023 and December 31, 2022 consist of the following:

September 30, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,262,647	$421,703	$840,944
Trademarks and trade names	172,260	35,395	136,865
Customer relationships	673,718	294,056	379,662
In-process research and development (1)	7,600	—	7,600
Other	23,924	20,632	3,292
	$2,140,149	$771,786	$1,368,363

December 31, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,302,101	$313,876	$988,225
Trademarks and trade names	250,473	29,565	220,908
Customer relationships	863,947	273,039	590,908
In-process research and development (1)	31,100	—	31,100
Other	31,206	20,392	10,814
	$2,478,827	$636,872	$1,841,955
(1) Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we determine the useful life and begin amortizing the assets.
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at September 30, 2023:

(In thousands)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Future amortization expense	$51,134	194,670	188,318	185,372	181,684	567,185	$1,368,363

9. DEBT
The Company’s debt as of September 30, 2023 and December 31, 2022 consists of the following:

(In thousands)	September 30, 2023	December 31, 2022
Senior secured term loan facility due 2029	2,243,499	2,495,000
Senior secured notes due 2029	1,600,000	1,600,000
Senior unsecured notes due 2030	895,000	895,000
Senior unsecured notes due 2029	400,000	400,000
Senior unsecured notes due 2028	400,000	400,000
Bridge credit facility due 2023	—	135,000
Revolving facility due 2027	—	—
Total debt (par value)	5,538,499	5,925,000
Unamortized discount and debt issuance costs	113,003	140,107
Total debt, net	$5,425,496	$5,784,893
Less short-term debt, including current portion of long-term debt	—	151,965
Total long-term debt, net	$5,425,496	$5,632,928
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of September 30, 2023 are as follows:

(In thousands)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities(1)	$—	—	—	—	—	5,425,496	5,425,496
(1) Subject to Excess Cash Flow payments to the lenders.
On March 10, 2023 and September 11, 2023, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “First Amendment”) and Amendment No. 2 (the “Second Amendment”), respectively, with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which amended the Credit and Guaranty Agreement, dated as of November 6, 2018 (as amended and restated as of July 6, 2022 and as further amended, restated, amended and restated, supplemented, modified and otherwise in effect prior to the effectiveness of the First Amendment and the Second Amendment, the “Existing Credit Agreement” and, the Existing Credit Agreement as amended by the First Amendment and the Second Amendment, the “Amended Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.
The First Amendment provides for, among other things, the refinancing of the Company’s outstanding term B loans under the Existing Credit Agreement in an aggregate principal amount of $2.495 billion (the “Original Tranche B Term Loans”) with a new tranche of term B loans under the Amended Credit Agreement in an aggregate principal amount of $2.495 billion (the “New Tranche B Term Loans”). The New Tranche B Term Loans will bear interest under the Amended Credit Agreement at a rate per annum equal to, at the Company’s option, either (i) Term SOFR plus an applicable margin of 2.75% or (ii) a base rate plus an applicable margin of 1.75%. Consistent with the Original Tranche B Term Loans, the new Tranche B Term Loans will mature on July 6, 2029. Other than as described herein (and more fully described in the Amendment), the terms of the Amended Credit Agreement are substantially similar to the terms of the Existing Credit Agreement.

The Second Amendment provides for, among other things, the reduction of the applicable rate of the Company’s outstanding term B loans under the Existing Credit Agreement (as amended by the First Amendment). After giving effect to the Second Amendment, such outstanding term B loans will bear interest, at a rate per annum equal to, at the Company’s option, either (i) Term SOFR plus an applicable margin of 2.50% or (ii) a base rate plus an applicable margin of 1.50%. Other than as described herein (and more fully described in the Second Amendment), the terms of the Amended Credit Agreement are substantially similar to the terms of the Existing Credit Agreement.

Additionally, as of September 30, 2023, during the fiscal year 2023, the Company has repaid $251.5 million of the outstanding borrowings under the Amended Credit Agreement. In connection with this repayment and entry into the First Amendment and the Second Amendment, the Company incurred a pre-tax loss on extinguishment and modification of debt of $4.5 million and

$12.1 million for the three and nine months ended September 30, 2023, which is included in Other expense, net on the condensed consolidated statements of operations.

On April 20, 2023, the Company repaid the principal amount of the $135.0 million bridge credit facility. In connection with the repayment of this debt, the Company incurred a pre-tax loss on extinguishment of debt of $0.7 million for the three and nine months ended September 30, 2023, which is included in Other expense, net on the condensed consolidated statements of operations.

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

	Fair Value Measurements at Reporting Date Using
(In thousands):	Level 1		Level 2		Level 3		Total
Assets:	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Cash and cash equivalents	$594,020	$561,559	$—	$—	$—	$—	$594,020	$561,559
Restricted cash	—	1,880	—	—	—	—	—	1,880
Derivative financial instruments - Interest rate swap - cash flow hedge	—	—	43,633	46,589	—	—	43,633	46,589
Derivative financial instruments -Forward exchange contracts	—	—	—	726	—	—	—	726
Total Assets	$594,020	$563,439	$43,633	$47,315	$—	$—	$637,653	$610,754

Liabilities:
Derivative financial instruments - Forward exchange contracts	$—	$—	$—	$193	$—	$—	$—	$193
Total Liabilities	$—	$—	$—	$193	$—	$—	$—	$193
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$5,425,496	$5,094,697	$5,784,893	$5,428,900
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

The notional amounts of our derivative instruments are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap contract - cash flow hedge	$1,650,000	$1,950,000

Derivatives not designated as hedging instruments:
Foreign exchange contracts to purchase U.S. dollars	$—	$3,995
Foreign exchange contracts to sell U.S. dollars	—	26,225
The fair values of our derivative instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)	Derivative Assets		Derivative Liabilities
Condensed Consolidated Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments - Interest rate swap contract -cash flow hedge
Other current assets	$31,827	$32,481	$—	$—
Other assets - long-term	11,806	14,108	—	—
Derivatives not designated as hedging instruments -Foreign exchange contracts
Other current assets	$—	726	$—	$—
Other accrued liabilities	—	—	—	193
The following table summarizes the effects of our derivative instruments on our condensed consolidated statements of operations:

		(Gain) Loss Recognized in Condensed Consolidated Statements of Income
(In thousands)	Condensed Consolidated Statements of Operations Location	Three months ended		Nine months ended
Derivatives designated as hedging instruments:		September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest rate swap contract-cash flow hedge	Interest expense, net	$(9,530)	$—	$(27,081)	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other expense, net	$—	$562	$(374)	$562
The following table summarizes the effects of our derivative instruments on Accumulated Other Comprehensive Income:

	Gain (Loss) recognized in Other Comprehensive Income (Loss)
(In thousands)	Three months ended		Nine months ended
Derivatives designated as hedging instruments:	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest rate swap contract - Cash flow hedge	$(2,050)	$30,743	$(2,289)	$30,743
We expect approximately $31.8 million to be reclassified from accumulated other comprehensive income into interest expense, net during the next twelve months related to our interest rate swap based on projected rates of the SOFR forward curve as of September 30, 2023.
12. INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates an estimate of the annual effective tax rate, and if the estimated tax rate changes, we make a cumulative adjustment.
The Company recorded income tax (benefit) expense of ($2.1) million and $2.9 million for the three and nine months ended September 30, 2023, respectively, compared to income tax (benefit) expense of ($7.0) million and $30.4 million for the three and nine months ended October 1, 2022, respectively. The Company’s effective income tax rate was (6.8%) and 2.0% for the three and nine months ended September 30, 2023, respectively, compared to 8.7% and 16.7% for the three and nine months ended October 1, 2022, respectively.
The changes in our effective tax rate for the three and nine months ended September 30, 2023 compared to the prior year are primarily driven by temporary changes in the U.S. tax regulations pertaining to foreign tax credits and changes to the jurisdictional income mix resulting from the Acquisition of CMC Materials in the three and nine month periods ended September 30, 2023.
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

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic—weighted common shares outstanding	150,127	148,570	149,793	140,045
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,102	—	1,023	847
Diluted—weighted common shares and common shares equivalent outstanding	151,229	148,570	150,816	140,892

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Shares excluded from calculations of diluted EPS	465	1,610	672	415
14. OTHER EXPENSE, NET
Other expense, net for the three and nine months ended September 30, 2023 and October 1, 2022 consists of the following:

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Infineum termination fee, net	$—	$—	$(10,876)	$—
Loss on foreign currency transactions	4,928	13,631	11,214	28,254
Loss on extinguishment of debt and modification	4,532	2,235	12,893	2,235
Other, net	783	(3,014)	78	(3,116)
Other expense, net	$10,243	$12,852	$13,309	$27,373
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
15. SEGMENT REPORTING
In the third quarter of 2023, in order to align its segment financial reporting with a change in its business structure, the Company realigned its segments. Following the segment realignment, the Company’s three reportable segments are as follows: (1) Materials Solutions, (2) Microcontamination Control, and (3) Advanced Materials Handling. The current interim and succeeding annual periods will disclose the reportable segments with prior periods recast to reflect the change.
The Company’s financial segment reporting reflects an organizational alignment intended to leverage the Company’s unique breadth of capabilities to create mission-critical advanced materials, microcontamination control products, and advanced materials handling solutions that maximize manufacturing yields, reduce manufacturing costs and enable higher device performance for its customers. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers, and strategic and technology roadmaps. The Company leverages its expertise from these three segments to create new and increasingly integrated solutions for its customers. The Company reports its financial performance in the following segments:
•Materials Solutions: MS provides advanced consumable materials, such as chemical mechanical planarization (“CMP”) slurries and pads, deposition materials, process chemistries and gases, formulated cleans, etchants and other specialty materials, that enable our customers’ technical roadmap, improve device performance, lower their total cost of ownership and enhance their yields.
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

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales
MS	$435,538	$518,046	$1,324,502	$922,196
MC	286,217	280,550	839,128	821,320
AMH	180,248	210,405	589,457	632,602
Inter-segment elimination	(13,764)	(15,173)	(41,452)	(40,155)
Total net sales	$888,239	$993,828	$2,711,635	$2,335,963

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Segment profit
MS(1) (2)	$56,955	$53,131	$243,171	$147,700
MC	101,132	105,335	297,790	304,062
AMH	31,642	42,077	115,637	135,693
Total segment profit	$189,729	$200,543	$656,598	$587,455
1) Materials Solutions segment profit is inclusive of a $154.8 million gain, net on the termination of the Alliance Agreement for the nine months ended September 30, 2023. See Note 5 to the Company’s condensed consolidated financial statements for further discussion.
2) Materials Solutions segment profit is inclusive of a $15.9 million and $104.8 million goodwill impairment charge relating to the EC reporting unit for the three and nine months ended September 30, 2023, respectively. See Note 3 to the Company’s condensed consolidated financial statements for further discussion.
The following table reconciles total segment profit to income before income tax (benefit) expense:

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total segment profit	$189,729	$200,543	$656,598	$587,455
Less:
Amortization of intangible assets	51,239	65,346	163,493	90,491
Unallocated general and administrative expenses	21,429	120,308	94,964	160,759
Operating income	117,061	14,889	398,141	336,205
Interest expense	77,820	84,150	244,874	129,027
Interest income	(2,226)	(1,395)	(5,854)	(2,065)
Other expense, net	10,243	12,852	13,309	27,373
Income before income tax (benefit) expense	$31,224	$(80,718)	$145,812	$181,870

In the following tables, revenue is disaggregated by customers’ country or region based on the ship to location of the customer for the three and nine months ended September 30, 2023 and October 1, 2022, respectively.

	Three months ended September 30, 2023
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$141,427	$42,115	$52,130	$(13,764)	$221,908
Taiwan	61,094	61,710	28,249	—	151,053
China	47,012	60,009	38,409	—	145,430
South Korea	50,085	28,978	23,303	—	102,366
Japan	26,364	57,472	10,279	—	94,115
Europe	63,346	19,951	17,213	—	100,510
Southeast Asia	46,210	15,982	10,665	—	72,857
	$435,538	$286,217	$180,248	$(13,764)	$888,239

	Three months ended October 1, 2022
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$155,877	$42,716	$67,794	$(15,173)	$251,214
Taiwan	73,066	70,536	38,712	—	182,314
China	79,845	58,398	28,717	—	166,960
South Korea	59,932	30,583	29,339	—	119,854
Japan	32,167	42,505	16,336	—	91,008
Europe	63,375	20,977	18,401	—	102,753
Southeast Asia	53,784	14,835	11,106	—	79,725
	$518,046	$280,550	$210,405	$(15,173)	$993,828

	Nine Months Ended September 30, 2023
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$429,637	$129,827	$184,003	$(41,452)	$702,015
Taiwan	176,414	169,933	93,691	—	440,038
China	145,675	170,381	105,422	—	421,478
South Korea	162,341	88,631	84,943	—	335,915
Japan	81,434	165,014	33,363	—	279,811
Europe	192,578	71,602	61,099	—	325,279
Southeast Asia	136,423	43,740	26,936	—	207,099
	$1,324,502	$839,128	$589,457	$(41,452)	$2,711,635

	Nine Months Ended October 1, 2022
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$273,948	$113,984	$205,414	$(40,155)	$553,191
Taiwan	139,378	232,711	111,722	—	483,811
China	139,184	142,639	87,347	—	369,170
South Korea	109,175	93,718	89,367	—	292,260
Japan	76,861	137,103	44,701	—	258,665
Europe	92,485	60,670	65,976	—	219,131
Southeast Asia	91,165	40,495	28,075	—	159,735
	$922,196	$821,320	$632,602	$(40,155)	$2,335,963

16. SUBSEQUENT EVENTS

Disposition and Debt Repayment
On October 2, 2023, the Company completed the sale of the EC business. The Company received cash proceeds of $737.1 million, or net proceeds of $694.3 million, which includes cash sold of $42.8 million, subject to customary final post-closing adjustments. On October 6, 2023 and October 31, 2023, the Company made repayments of $287.2 million and $362.6 million, respectively, of outstanding borrowings under the senior secured term loan facility due 2029. The Company intends to use the remaining proceeds of this transaction for early repayment of debt.
Dividend
On October 18, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share to be paid on November 22, 2023 to shareholders of record on the close of business on November 1, 2023.

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

Overview

The Company is a leading supplier of advanced materials and process solutions for the semiconductor and other high technology industries. We help our customers maximize manufacturing yields, reduce manufacturing costs, and enable higher device performance by leveraging our unique breadth of capabilities to provide mission critical solutions for the most advanced manufacturing environments.

In the third quarter of 2023, in order to align its segment financial reporting with a change in its business structure, the Company realigned its segments into three reportable segments discussed below. The current interim and succeeding annual periods will disclose the reportable segments with prior periods recast to reflect the change. Our business is organized and operated in three operating segments, which align with the key elements of the advanced semiconductor manufacturing ecosystem.

•The Materials Solutions segment, or MS, provides advanced consumable materials, such as chemical mechanical planarization (“CMP”) slurries and pads, deposition materials, process chemistries and gases, formulated cleans, etchants and other specialty materials, that enable our customers’ technical roadmap, improve device performance, lower their total cost of ownership and enhance their yields.
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

These segments share common business systems and processes, technology centers and technology roadmaps. With the complementary capabilities within and across these segments, we believe we are uniquely positioned to create new, co-optimized and increasingly integrated solutions for our customers. For example, we can now offer end-to-end solutions for our customers consisting of advanced deposition materials products, CMP slurries, pads and post-CMP cleaning chemistries from our MS segment, CMP slurry filters from our MC segment, and CMP slurry high-purity packaging and fluid monitoring systems from our AMH segment.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on a Saturday. The Company’s fiscal quarters in 2023 end on April 1, 2023, July 1, 2023, September 30, 2023 and December 31, 2023.
Impact of Export Control Regulations
On October 17, 2023, the U.S Department of Commerce, Bureau of Industry and Security (“BIS”) announced updates to export control regulations, originally issued on October 7, 2022, regarding the sale of certain products and services related to advanced computing items, semiconductor manufacturing equipment, and items that can support end uses related to the development and production of advanced-node integrated circuits and semiconductor manufacturing equipment, among others. The updated rules modify and expand restrictions on the sale of products and the provision of certain services by U.S. persons to some companies and domestic fabs located in certain countries, including China, without prior U.S. governmental authorization. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding risk associated with the impact of new export control regulations, including under the caption “Tariffs, export controls and other trade laws and restrictions resulting from international trade disputes, strained international relations and changes to foreign and national security policy, especially as they relate to China, could have an adverse impact on our operations and reduce the competitiveness or availability of our products relative to local and global competitors.”

Impact of Conflict Between Israel and Hamas
The military conflict between Israel and militant groups led by Hamas has caused uncertainty in the global markets. Revenue relating to products manufactured from raw materials or components sourced from this region does not constitute a material portion of our business and historically we have not had significant revenue in this region. There continues to be uncertainty regarding the ultimate impact the conflict will have on the global economy, supply chains, logistics, fuel prices, raw material pricing and our business.
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
On March 10, 2023, and September 11, 2023, the Company amended its Existing Credit Agreement. The First Amendment, dated March 10, 2023, provides for, among other things, the refinancing of the Company’s outstanding term B loans under the senior secured term loan facility due 2029 in an aggregate principal amount of $2.495 billion with a new tranche of term B loans in an aggregate principal amount of $2.495 billion. The amended loans will bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.75% which is a reduction from the applicable margin of 3.00% prior to the amendment. The Second Amendment, dated September 11, 2023, provides for, among other things, the refinancing of the Company’s outstanding term B loans under the senior secured term loan facility due 2029 in an aggregate principal amount of $2.318 billion with a new tranche of term B loans in an aggregate principal amount of $2.318 billion. The outstanding term B loans under the amended senior secured term loan facility due 2029 will bear interest, at a rate per annum equal to the SOFR plus an applicable margin of 2.50% which is a reduction from the applicable margin of 2.75% prior to this amendment. See Note 9 to our condensed consolidated financial statements for further discussion.

On May 10, 2023, the Company announced the entry into a definitive agreement to sell its Electronic Chemicals (“EC”) business to FUJIFILM Holdings America Corporation for $700.0 million, subject to customary adjustments with respect to cash, working capital, indebtedness and transaction expenses. The EC business was classified as an asset held for sale during the second quarter of 2023. See Note 5 to our condensed consolidated financial statements for further discussion. On October 2, 2023, the Company completed the sale of the EC business. The Company received cash proceeds of $737.1 million, or net proceeds of $694.3 million, which includes cash sold of $42.8 million, subject to customary final post-closing adjustments. On October 6, 2023 and October 31, 2023, the Company made repayments of $287.2 million and $362.6 million, respectively, of outstanding borrowings under the senior secured term loan facility due 2029. The Company intends to use the remaining proceeds of this transaction for early repayment of debt.

On June 5, 2023, the Company announced the termination of an alliance agreement between the Company and MacDermid Enthone Inc., a global business unit of Element Solutions Inc (“MacDermid Enthone”). In connection with the termination of the Alliance Agreement, Entegris received a payment of $170.0 million on June 2, 2023 and will receive $30.0 million payable upon completion of customer transitions, subject to certain adjustments. See Note 5 to our condensed consolidated financial statements for further discussion.
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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates, except that the Company has evaluated the recoverability of certain long-lived assets such that we believe this is a critical accounting policy. See Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for the specific policy.
Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended October 1, 2022
The following table compares operating results for the three and nine months ended September 30, 2023 and October 1, 2022, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Nine months ended
(Dollars in thousands)	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
Net sales	$888,239	100.0%	$993,828	100.0%	$2,711,635	100.0%	$2,335,963	100.0%
Cost of sales	521,165	58.7	622,157	62.6	1,558,710	57.5	1,344,075	57.5
Gross profit	367,074	41.3	371,671	37.4	1,152,925	42.5	991,888	42.5
Selling, general and administrative expenses	116,051	13.1	226,446	22.8	431,514	15.9	404,239	17.3
Engineering, research and development expenses	66,810	7.5	64,990	6.5	209,746	7.7	160,953	6.9
Amortization of intangible assets	51,239	5.8	65,346	6.6	163,493	6.0	90,491	3.9
Goodwill impairment	15,913	1.8	—	—	104,785	3.9	—	—
Gain on termination of alliance agreement	—	—	—	—	(154,754)	(5.7)	—	—
Operating income	117,061	13.2	14,889	1.5	398,141	14.7	336,205	14.4
Interest expense	77,820	8.8	84,150	8.5	244,874	9.0	129,027	5.5
Interest income	(2,226)	(0.3)	(1,395)	(0.1)	(5,854)	(0.2)	(2,065)	(0.1)
Other expense, net	10,243	1.2	12,852	1.3	13,309	0.5	27,373	1.2
Income (loss) before income tax (benefit) expense	31,224	3.5	(80,718)	(8.1)	145,812	5.4	181,870	7.8
Income tax (benefit) expense	(2,127)	(0.2)	(7,015)	(0.7)	2,851	0.1	30,377	1.3
Equity in net loss of affiliates	139	—	—	—	269	—	—	—
Net income (loss)	$33,212	3.7%	$(73,703)	(7.4)%	$142,692	5.3%	$151,493	6.5%
Net sales For the three months ended September 30, 2023, net sales decreased by 11% to $888.2 million, compared to $993.8 million for the three months ended October 1, 2022. An analysis of the factors underlying the decrease in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended October 1, 2022	$993,828
Decrease associated with volume	(87,986)
Decrease associated with QED divestiture	(13,824)
Decrease associated with effect of foreign currency translation	(3,779)
Net sales in the quarter ended September 30, 2023	$888,239
Included in the sales decrease were the effects of decreased demand from customers in the semiconductor market resulting in a decrease of $88.0 million, unfavorable foreign currency translation effects of $3.8 million, mainly due to the significant weakening of the Japanese yen relative to the U.S. dollar and an absence of sales totaling $13.8 million resulting from our divestiture of the QED business compared to the quarter ending October 1, 2022.
On a geographic basis, sales percentage by customers’ country or region for the three months ended September 30, 2023 and October 1, 2022 and the percentage increase (decrease) in sales for the three months ended September 30, 2023 compared to the sales for the three months ended October 1, 2022 were as follows:

	Three months ended
	September 30, 2023	October 1, 2022	Percentage increase (decrease) in sales
North America	25%	25%	(12%)
Taiwan	17%	18%	(17%)
China	16%	17%	(13%)
South Korea	12%	12%	(15%)
Japan	11%	9%	3%
Europe	11%	10%	(2%)
Southeast Asia	8%	8%	(9%)
The decreases in sales to customers for all countries and regions that declined in the table above were principally driven by the lower sales demand of our products.
Net sales for the nine months ended September 30, 2023 were $2,711.6 million, which represents a 16% increase from $2,336.0 million in the nine months ended October 1, 2022. An analysis of the factors underlying the increase in net sales is presented in the following table:

(In thousands)
Net sales in the nine months ended October 1, 2022	$2,335,963
Increase associated with CMC Materials acquisition	537,837
Decrease associated with QED divestiture	(13,824)
Decrease associated with effect of foreign currency translation	(30,716)
Decrease mainly associated with volume exclusive of CMC Materials	(117,625)
Net sales in the nine months ended September 30, 2023	$2,711,635
Included in the sales increase were the inclusion of sales from the Acquisition of CMC Materials of $537.8 million. This increase was offset by an absence of sales totaling $13.8 million resulting from our divestiture of QED, unfavorable foreign currency translation effects of $30.7 million, mainly due to the significant weakening of the Japanese yen relative to the U.S. dollar and decreased demand from customers in the semiconductor market resulting in a decrease of $117.6 million compared to the nine-month period ended October 1, 2022.
On a geographic basis, sales percentage by customers’ country or region for the nine months ended September 30, 2023 and October 1, 2022 and the percentage increase (decrease) in sales for the nine months ended September 30, 2023 compared to the sales for the nine months ended October 1, 2022 were as follows:

	Nine months ended
	September 30, 2023	October 1, 2022	Percentage increase (decrease) in sales
North America	26%	24%	27%
Taiwan	16%	21%	(9%)
South Korea	12%	13%	15%
Japan	10%	11%	8%
China	16%	16%	14%
Europe	12%	9%	48%
Southeast Asia	8%	7%	30%
The increases in sales to customers for all countries and regions, except Taiwan, in the table above were principally driven by the inclusion of sales from the Acquisition of CMC Materials. The decrease in sales in Taiwan primarily relates to lower sales demand of AMH, MC and MS products offset by a partial increase in sales resulting from the inclusion of sales from the CMC Materials acquisition.

Gross margin The following table sets forth gross margin as a percentage of net revenues:

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Percentage point change	September 30, 2023	October 1, 2022	Percentage point change
Gross margin as a percentage of net revenues:	41.3%	37.4%	3.9	42.5%	42.5%	—
Gross margin increased by 3.9 percentage points for the three months ended September 30, 2023, compared to the same period in the prior year. Gross margin improved primarily due to the absence of a $61.9 million charge, or 6.2 percentage point change, for a fair value write-up of acquired CMC Materials inventory sold during the three months ended October 1, 2022, partially offset by lower volumes and the temporary impact of the termination of our alliance agreement with MacDermid Enthone.
Gross margin was flat for the nine months ended September 30, 2023, compared to the same period in the prior year. Gross margin stayed flat primarily due to the absence of a $61.9 million charge or 2.6 percentage point change for fair value write-up of acquired CMC Materials inventory sold during the nine months ended October 1, 2022, partially offsetting the effect of lower sales volumes and lower factory utilization.
Selling, general and administrative expenses Selling, general and administrative, or SG&A, expenses were $116.1 million in the three months ended September 30, 2023, compared to $226.4 million in the year-ago period. The factors underlying the change in SG&A expenses is presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended October 1, 2022	$226,446
Integration, deal and transaction costs	(100,739)
Employee costs	(9,021)
Other decreases, net	(635)
Selling, general and administrative expenses in the quarter ended September 30, 2023	$116,051
SG&A expenses were $431.5 million for the first nine months of 2023, representing an 7% increase compared to SG&A expenses of $404.2 million in the year-ago period. The factors underlying changes in SG&A is presented in the following table:

Selling, general and administrative expenses in the quarter ended October 1, 2022	$404,239
Employee costs, mainly driven by the inclusion of CMC Materials	45,148
Loss on sale of QED business and asset held for sale	28,579
Professional fees, mainly driven by the inclusion of CMC Materials	10,209
Computer supplies expense, mainly driven by the inclusion of CMC Materials	6,936
Depreciation expense, mainly driven by the inclusion of CMC Materials	5,576
Integration, deal and transaction costs	(81,153)
Other increases, net	11,980
Selling, general and administrative expenses in the quarter ended September 30, 2023	$431,514
Engineering, research and development expenses The Company’s engineering, research and development, or ER&D, efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses increased 2.8% to $66.8 million in the three months ended September 30, 2023 compared to $65.0 million in the year-ago period. The factors underlying the increase in ER&D expenses is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended October 1, 2022	$64,990
Depreciation expense	2,208
Other decreases, net	(388)
Engineering, research and development expenses in the quarter ended September 30, 2023	$66,810

ER&D expenses increased 30% to $209.7 million in the first nine months of 2023, compared to $161.0 million in the year-ago period. The factors underlying the increase in ER&D expenses is presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended October 1, 2022	$160,953
Employee costs, mainly driven by the inclusion of CMC Materials	27,548
Project materials, mainly driven by the inclusion of CMC Materials	6,706
Depreciation expense, mainly driven by the inclusion of CMC Materials	9,934
Other increases, net, mainly driven by the inclusion of CMC Materials	4,605
Engineering, research and development expenses in the quarter ended September 30, 2023	$209,746
Amortization expenses Amortization of intangible assets was $51.2 million in the three months ended September 30, 2023, compared to $65.3 million for the three months ended October 1, 2022. The decrease primarily reflects lower amortization due to the intangibles disposed of as part of the QED disposition and PIM and EC intangibles reclassified as held-for-sale.
Amortization of intangible assets was $163.5 million in the nine months ended September 30, 2023, compared to $90.5 million for the nine months ended October 1, 2022. The increase primarily reflects the additional amortization associated with the acquisition of CMC Materials.
Goodwill impairment The Company recorded a goodwill impairment charge of $15.9 million and $104.8 million in the three and nine months ended September 30, 2023, respectively. See Note 3 to our condensed consolidated financial statements for further discussion.
Gain on termination of alliance agreement On June 5, 2023, the Company announced the termination of an alliance agreement between the Company and MacDermid Enthone. The Company recognized a pre-tax gain, net of $154.8 million in the nine months ended September 30, 2023. See Note 5 to our condensed financial statements for further discussion.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $77.8 million in the three months ended September 30, 2023, compared to $84.2 million in the three months ended October 1, 2022. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Interest expense was $244.9 million in the nine months ended September 30, 2023, compared to $129.0 million in the nine months ended October 1, 2022. The increase primarily reflects higher interest expense related to the debt financing of the CMC Materials acquisition.
Other expense, net Other expense, net was $10.2 million in the three months ended September 30, 2023 and consisted mainly of a loss of extinguishment of debt of $4.5 million associated with the Second Amendment to the Company’s Existing Credit Agreement (see Note 9 to the Company’s condensed consolidated financial statements) and foreign currency transaction losses of $4.9 million. Other expense, net was $12.9 million in the three months ended October 1, 2022 and consisted mainly of foreign currency transaction losses of $13.6 million.
Other expense, net was $13.3 million in the nine months ended September 30, 2023 and consisted mainly of loss of extinguishment and modification of debt of $12.9 million associated with the repayments on the Company’s bridge credit facility and senior secured term loan facility and the amendments of the Company’s Existing Credit Agreement (see Note 9 to the Company’s condensed consolidated financial statements) and foreign currency transaction losses of $11.2 million, partially offset by net proceeds received of $10.9 million resulting from the termination of the definitive agreement with Infineum related to the PIM business. Other expense, net was $27.4 million in the nine months ended October 1, 2022 and consisted mainly of foreign currency transaction losses of $28.3 million.
Income tax (benefit) expense Income tax (benefit) expense was ($2.1) million and $2.9 million in the three and nine months ended September 30, 2023, respectively, compared to income tax (benefit) expense of ($7.0) million and $30.4 million in the three and nine months ended October 1, 2022, respectively. The Company’s effective income tax rate was (6.8%) and 2.0% for the three and nine months ended September 30, 2023, respectively, compared to 8.7% and 16.7% for the three and nine months ended October 1, 2022, respectively.
The changes in our effective tax rate for the three and nine months ended September 30, 2023 compared to the prior year are primarily driven by temporary changes in the U.S. tax regulations pertaining to foreign tax credits and changes to the jurisdictional income mix resulting from the Acquisition of CMC Materials in the three and nine month periods ended September 30, 2023.

Net income Due to the factors noted above, the Company recorded net income of $33.2 million, or $0.22 per diluted share, in the three months ended September 30, 2023, compared to net loss of ($73.7) million, or ($0.50) per diluted share, in the three months ended October 1, 2022.
In the nine months ended September 30, 2023, the Company recorded net income of $142.7 million, or $0.95 per diluted share, compared to net income of $151.5 million, or $1.08 per diluted share, in the nine months ended October 1, 2022.
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
Adjusted EBITDA decreased 21% to $235.3 million in the three months ended September 30, 2023, compared to $298.4 million in the three months ended October 1, 2022. In the three months ended September 30, 2023, adjusted EBITDA, as a percentage of net sales, decreased to 26% from 30% in the year-ago period.
Adjusted EBITDA increased 3% to $731.5 million in the nine months ended September 30, 2023, compared to $712.0 million in the nine months ended October 1, 2022. In the nine months ended September 30, 2023, adjusted EBITDA, as a percentage of net sales, decreased to 27% from 30% in the year-ago period.
Adjusted operating income decreased 23% to $195.7 million in the three months ended September 30, 2023, compared to $253.2 million in the three months ended October 1, 2022. Adjusted operating income, as a percentage of net sales, decreased to 22% from 25% in the year-ago period.
Adjusted operating income decreased 3% to $601.4 million in the nine months ended September 30, 2023, compared to $618.5 million in the nine months ended October 1, 2022. In the nine months ended September 30, 2023, adjusted operating income, as a percentage of net sales, decreased to 22% from 26% in the year-ago period.
Non-GAAP earnings per share decreased 20% to $0.68 in the three months ended September 30, 2023, compared to $0.85 in the three months ended October 1, 2022. Non-GAAP earnings per share decreased 31% to $2.00 in the nine months ended September 30, 2023, compared to $2.91 in the nine months ended October 1, 2022.
The decreases in adjusted EBITDA and non-GAAP earnings per shares for the three months ended September 30, 2023 and adjusted operating income for the three months ended September 30, 2023 compared to the year-ago period is generally attributable to the decreases in sales and gross profit. The increases in adjusted EBITDA for the nine months ended September 30, 2023 compared to the year-ago period is generally attributable to the increases in sales and gross profit in connection with the CMC acquisition. The decrease in non-GAAP earnings per share for the nine months ended September 30, 2023 compared to the year-ago period primarily is attributable to higher interest expense associated with debt financing in connection with the CMC acquisition.

Segment Analysis
In the third quarter of 2023, in order to align its segment financial reporting with a change in its business structure, the Company realigned its segments. Following the segment realignment, the Company’s three reportable segments are as follows (1) Materials Solutions, (2) Microcontamination Control, and (3) Advanced Materials Handling. The current interim and succeeding annual periods will disclose the reportable segments with prior periods recast to reflect the change. See Note 15 to the condensed consolidated financial statements for additional information on the Company’s three segments. The following is a discussion of the results of operations of these three business segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments, along with unallocated general and administrative expenses, for the three and nine months ended September 30, 2023 and October 1, 2022.

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Materials Solutions
Net sales	$435,538	$518,046	$1,324,502	$922,196
Segment profit	56,955	53,131	243,171	147,700
Microcontamination Control
Net sales	$286,217	$280,550	$839,128	$821,320
Segment profit	101,132	105,335	297,790	304,062
Advanced Materials Handling
Net sales	$180,248	$210,405	$589,457	$632,602
Segment profit	31,642	42,077	115,637	135,693

Unallocated general and administrative expenses	$21,429	$120,308	$94,964	$160,759
Materials Solutions (MS)
For the third quarter of 2023, MS net sales decreased to $435.5 million, down 16% compared to $518.0 million in the comparable period last year. The sales decrease was driven by lower volumes across most product lines and the absence of $13.8 million sales resulting from the divestiture of our QED business that was included in the prior year sales. MS reported a segment profit of $57.0 million in the third quarter of 2023, up 7% from $53.1 million in the year-ago period. The segment profit increase was primarily associated with the absence of a $61.9 million charge for a fair value write-up resulting from the sale of acquired CMC Materials inventory that was recorded in the year-ago period, offset by a $15.9 million loss on goodwill impairment related to the EC reporting unit, lower sales volume and increased operating expenses.
For the nine months ended September 30, 2023, MS net sales increased to $1,324.5 million, up 44% compared to $922.2 million in the comparable period last year. The sales increase primarily reflects the inclusion of sales of $537.8 million from the inclusion of certain product lines from the acquisition of CMC Materials, partially offset by a sales decline seen across most other product lines which was primarily driven by a decline in demand across the semiconductor market. MS reported a segment profit of $243.2 million in the nine months ended September 30, 2023, up 65% from $147.7 million in the year-ago period. The segment profit increase was primarily associated with a gain of $154.8 million resulting from the termination of the alliance agreement with MacDermid Enthone (see Note 5 to our condensed consolidated financial statements for further discussion), the absence of a $61.9 million charge for a fair value write-up resulting from the sale of acquired CMC Materials inventory that was recorded in the year-ago period and segment profit attributed to the CMC Materials acquisition, partially offset by a goodwill impairment charge of $104.8 million related to the EC reporting unit (see Note 3 to our condensed consolidated financial statements for further discussion), a $13.6 million loss on asset held for sale related to the EC reporting unit and a $14.9 million loss on the sale of QED.
Microcontamination Control (MC)
For the third quarter of 2023, MC net sales increased to $286.2 million, up 2% compared to $280.6 million in the comparable period last year. The sales increase was mainly due to improved sales from liquid filtration products. MC reported a segment profit of $101.1 million in the third quarter of 2023, down 4% from $105.3 million in the year-ago period. The segment profit decrease was primarily due to lower factory utilization and increased costs associated with the ramp up of our new facility in Taiwan.
For the nine months ended September 30, 2023, MC net sales increased to $839.1 million, up 2% compared to $821.3 million in the comparable period last year. The sales increase was mainly due to improved sales from liquid filtration products. MC reported a segment profit of $297.8 million in the nine months ended September 30, 2023, down 2% from $304.1 million in the year-ago period. The segment profit decrease was primarily due to increased costs associated with the ramp up of our new facility in Taiwan and increased investment in research and development.

Advanced Materials Handling (AMH)
For the third quarter of 2023, AMH net sales decreased to $180.2 million, down 14% compared to $210.4 million in the comparable period last year. The sales decrease was mainly due to lower sales of our microenvironment solution products related to semiconductor market declines. AMH reported a segment profit of $31.6 million in the third quarter of 2023, down 25% from $42.1 million in the year-ago period. The segment profit decrease was primarily due to lower sales volume and factory utilization.
For the nine months ended September 30, 2023, AMH net sales decreased to $589.5 million, down 7% compared to $632.6 million in the comparable period last year. The sales decrease was mainly due to lower sales from our microenvironment solution products. AMH reported a segment profit of $115.6 million in the nine months ended September 30, 2023, down 15% from $135.7 million in the year-ago period. The segment profit decrease was primarily due to lower sales volume and lower factory utilization.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $21.4 million in the third quarter of 2023, compared to $120.3 million in the comparable period last year. The $98.9 million decrease is primarily due to a $100.7 million decrease in deal, transaction and integration costs related to the acquisition of CMC Materials.
Unallocated general and administrative expenses for the nine months ended September 30, 2023 totaled $95.0 million, down from $160.8 million in the nine months ended October 1, 2022. The $65.8 million decrease is primarily due to a $81.2 million decrease in deal, transaction and integration costs, partially offset by an increase in employee related costs of $14.7 million.

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	September 30, 2023	December 31, 2022
Cash and cash equivalents including restricted cash	$594,020	$563.439
Working capital	2,260,401	1,573,254
Total debt, net of unamortized discount and debt issuance costs	5,425,496	5,784,893

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
In summary, our cash flows for each period were as follows:

	Nine months ended
(in thousands)	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$478,912	$320,230
Net cash used in investing activities	(22,726)	(4,792,637)
Net cash (used in) provided by financing activities	(410,008)	4,846,009
Increase in cash, cash equivalents and restricted cash	30,581	352,102

Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $478.9 million in the nine months ended September 30, 2023, compared to $320.2 million in the nine months ended October 1, 2022. The increase was driven by a $164.5 million change in operating assets and liabilities, partially offset by $5.8 million decrease of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities for the nine months ended September 30, 2023 were driven by changes in trade accounts and notes receivable, inventories, accounts payable and accrued liabilities, income taxes payable and refundable income taxes. The change for trade receivables was mainly due to lower sales. The change for inventory was driven by a management initiative to reduce inventory. The change for accounts payable and accrued liabilities was driven by a lower change in interest payable and lower vendor purchases. The change for income taxes payable and refundable income taxes was due to larger tax payments paid compared to the previous year.
Investing activities Cash flows used in investing activities totaled $22.7 million in the nine months ended September 30, 2023, compared to cash flows used in investing activities of $4,792.6 million in the nine months ended October 1, 2022. The decrease resulted primarily from the acquisition of CMC Materials in the previous year, partially offset by proceeds from the sale of the QED business of $134.3 million and net proceeds from the termination of the alliance agreement with MacDermid Enthone of $169.3 million in the current year.
Financing activities Cash used in financing activities totaled $410.0 million during the nine months ended September 30, 2023, compared to cash provided by financing activities of $4,846.0 million during the nine months ended October 1, 2022. The decrease was primarily due to the net debt activity, which was a use of cash of 390.0 million in 2023 compared to a source of cash of $4,901.3 million in 2022. The net debt activity in 2022 primarily related to financing obtained for the CMC Materials acquisition.
Our total dividend payments were $45.2 million in the nine months ended September 30, 2023, compared to $42.4 million in the nine months ended October 1, 2022. We have paid a cash dividend in each quarter since the fourth quarter of 2017. On October 18, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share to be paid on November 22, 2023 to shareholders of record on the close of business on November 1, 2023.
Other Liquidity and Capital Resources Considerations
Debt

(In thousands)	September 30, 2023	December 31, 2022
Senior secured term loan facility due 2029	$2,243,499	$2,495,000
Senior secured notes due 2029 at 4.75%	1,600,000	1,600,000
Senior unsecured notes due 2030 at 5.95%	895,000	895,000
Senior unsecured notes due 2029 at 3.625%	400,000	400,000
Senior unsecured notes due 2028 at 4.375%	400,000	400,000
Bridge credit facility due 2023	—	135,000
Revolving facility due 2027	—	—
Total debt (par value)	$5,538,499	$5,925,000
On March 10, 2023, and September 11, 2023, the Company amended its Existing Credit Agreement. The First Amendment, dated March 10, 2023, provides for, among other things, the refinancing of the Company’s outstanding term B loans under the senior secured term loan facility due 2029 in an aggregate principal amount of $2.495 billion with a new tranche of term B loans in an aggregate principal amount of $2.495 billion. The amended loans will bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.75% which is a reduction from the applicable margin of 3.00% prior to the amendment. The Second Amendment, dated September 11, 2023, provides for, among other things, the refinancing of the Company’s outstanding term B loans under the senior secured term loan facility due 2029 in an aggregate principal amount of $2.318 billion with a new tranche of term B loans in an aggregate principal amount of $2.318 billion. The outstanding term B loans under the amended senior secured term loan facility due 2029 will bear interest, at a rate per annum equal to the SOFR plus an applicable margin of 2.50% which is a reduction from the applicable margin of 2.75% prior to this amendment. See Note 9 to our condensed consolidated financial statements for further discussion.
As of September 30, 2023, during the fiscal year 2023, the Company has repaid $251.5 million of the outstanding borrowings under the New Tranche B Term Loan and $135.0 million in full repayment of all outstanding borrowings under the bridge credit facility.
Through September 30, 2023, the Company was in compliance with the financial covenants under its debt arrangements.

The Company has commitments under the Revolving Facility of $575.0 million. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or SOFR, plus, in each case, an applicable margin. During the three and nine months ended September 30, 2023, there were no borrowings under this Revolving Facility and no balance was outstanding at September 30, 2023.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent to an aggregate of approximately $6.7 million. During the three and nine months ended September 30, 2023, there were no borrowings under this line of credit and no balance was outstanding at September 30, 2023.
Cash, cash equivalents and restricted cash and cash requirements

(In thousands)	September 30, 2023	December 31, 2022
U.S.	$236,223	$136,262
Non-U.S.	357,797	425,297
Cash and cash equivalents	594,020	561,559
Restricted cash - U.S.	—	1,880
Cash, cash equivalents and restricted cash	$594,020	$563,439
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

Our restricted cash represents cash held in a “Rabbi” trust and is not available for general corporate purposes. See Note 6 to the condensed consolidated financial statements for additional information. The Company had no restricted cash as of September 30, 2023.

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
There were no material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that were outside the ordinary course of business except for the principal repayments of $386.5 million made on the senior secured term loan facility and bridge credit facility as discussed above.
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
Adjusted EBITDA is defined by the Company as net income (loss) before, as applicable, (1) income tax (benefit) expense, (2) interest expense, (3) interest income, (4) other expense, net, (5) goodwill impairment, (6) deal and transaction costs, (7) integration costs, (8) contractual costs and non-cash integration costs, (9) restructuring costs, (10) loss on sale of business and held for sales assets, (11) charge for fair value write-up of acquired inventory sold, (12) gain on termination of the Alliance Agreement, (13) amortization of intangible assets and (14) depreciation. Adjusted operating income is defined by the Company as adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby adjusted EBITDA and adjusted operating income are each divided by the Company’s net sales to derive adjusted EBITDA margin and adjusted operating margin, respectively.

Non-GAAP Net Income is defined by the Company as net (loss) income before, as applicable, (1) goodwill impairment, (2) deal and transaction costs, (3) integration costs,(4) contractual costs and non-cash integration costs, (5) restructuring costs, (6) loss on extinguishment of debt and modification, (7) loss on sale of business and held for sales assets, (8) charge for fair value write-up of sale of acquired inventory, (9) gain on termination of the Alliance Agreement, (10) Infineum termination fee, net, (11) Interest expense, net, (12) amortization of intangible assets, (13) the tax effect of the foregoing adjustments to net income, stated on a per share basis. Non-GAAP EPS is defined as our Non-GAAP Net Income divided by our diluted weighted-average shares outstanding.
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

Reconciliation of GAAP Net Income (Loss) to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$888,239	$993,828	$2,711,635	$2,335,963
Net income (loss)	$33,212	$(73,703)	$142,692	$151,493
Net income (loss) - as a % of net sales	3.7%	(7.4%)	5.3%	6.5%
Adjustments to net income (loss):
Equity in net loss of affiliates	139	—	269	—
Income tax (benefit) expense	(2,127)	(7,015)	2,851	30,377
Interest expense	77,820	84,150	244,874	129,027
Interest income	(2,226)	(1,395)	(5,854)	(2,065)
Other expense, net	10,243	12,852	13,309	27,373
GAAP – Operating income	117,061	14,889	398,141	336,205
Operating margin - as a % of net sales	13.2%	1.5%	14.7%	14.4%
Goodwill impairment [1]	15,913	—	104,785	—
Deal and transaction costs [2]	—	31,867	3,001	39,285
Integration costs:
Professional fees [3]	6,756	11,377	32,068	21,698
Severance costs [4]	(454)	3,996	1,873	3,996
Retention costs [5]	45	1,530	1,687	1,530
Other costs [6]	3,953	3,859	10,087	4,949
Contractual and non-cash integration costs:
CMC Materials Retention [7]	—	14,477	—	14,477
Stock-based compensation alignment [8]	—	21,584	—	21,584
Change in control costs [9]	—	22,350	—	22,350
Restructuring costs [10]	1,202	—	12,444	—
Loss on sale of business and held for sale assets [11]	—	—	28,579	—
Charge for fair value write-up of acquired inventory sold [12]	—	61,932	—	61,932
Gain on termination of alliance agreement [13]	—	—	(154,754)	—
Amortization of intangible assets [14]	51,239	65,346	163,493	90,491
Adjusted operating income	195,715	253,207	601,404	618,497
Adjusted operating margin - as a % of net sales	22.0%	25.5%	22.2%	26.5%
Depreciation	39,631	45,203	130,125	93,489
Adjusted EBITDA	$235,346	$298,410	$731,529	$711,986

Adjusted EBITDA – as a % of net sales	26.5%	30.0%	27.0%	30.5%
1 Non-cash impairment charges associated with goodwill.
2 Deal and transaction costs associated with CMC Materials acquisition and completed and announced divestitures.
3 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
4 Represent severance charges related to the integration of the CMC Materials acquisition
5 Represents retention charges related directly to the CMC Materials acquisition and completed and announced divestitures, and are not part of our normal, recurring cash operating expenses.
6 Represents other employee related costs and other costs incurred relating to the CMC Materials acquisition and the completed and announced divestitures. These costs arise outside of the ordinary course of our continuing operations.
7Represents non-recurring costs associated with the CMC Materials retention program that was agreed upon and set forth in the definitive acquisition agreement.

8 Represents the non-cash incremental expense associated with adopting retirement vesting obligations on Entegris equity awards, similar to those of CMC Materials equity awards.
9 Relates to the change in control agreements that were in place with management of CMC Materials prior to the acquisition and the associated expense post-acquisition.
10 Restructuring charges resulting from cost saving initiatives.
11 Loss from the sale of QED and held-for-sale assets of EC.
12 Represents the additional cost of goods sold recognized in connection with the step-up of inventory valuation related to CMC Materials acquisition.
13 Gain on termination of the alliance agreement with MacDermid Enthone.
14 Non-cash amortization expense associated with intangibles acquired in acquisitions.
Reconciliation of GAAP Net Income (Loss) and Earnings (Loss) per Share to Non-GAAP Net Income and Earnings per Share

	Three months ended		Nine months ended
(In thousands, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$33,212	$(73,703)	$142,692	$151,493
Adjustments to net income (loss):
Goodwill impairment [1]	15,913	—	104,785	—
Deal and transaction costs [2]	—	31,867	3,001	39,285
Integration costs:
Professional fees [3]	6,756	11,377	32,068	21,698
Severance costs [4]	(454)	3,996	1,873	3,996
Retention costs [5]	45	1,530	1,687	1,530
Other costs [6]	3,953	3,859	10,087	4,949
Contractual and non-cash integration costs:
CMC Materials Retention [7]	—	14,477	—	14,477
Stock-based compensation alignment [8]	—	21,584	—	21,584
Change in control costs [9]	—	22,350	—	22,350
Restructuring costs [10]	1,202	—	12,444	—
Loss on extinguishment of debt and modification [11]	4,532	2,235	12,893	2,235
Loss on sale of business and held for sale assets [12]	—	—	28,579	—
Gain on termination of alliance agreement [13]	—	—	(154,754)	—
Infineum termination fee, net [14]	—	—	(10,877)	—
Charge for fair value write-up of acquired inventory sold [15]	—	61,932	—	61,932
Interest expense, net [16]	—	2,397	—	29,822
Amortization of intangible assets [17]	51,239	65,346	163,493	90,491
Tax effect of adjustments to net income and discrete tax items[18]	(12,810)	(41,477)	(46,996)	(56,123)
Non-GAAP net income	$103,588	$127,770	$300,975	$409,719

Diluted earnings (loss) per common share	$0.22	$(0.50)	$0.95	$1.08
Effect of adjustments to net income (loss)	0.46	1.35	1.05	1.83
Diluted non-GAAP earnings per common share	$0.68	$0.85	$2.00	$2.91

Diluted weighted averages shares outstanding	151,229	148,570	150,816	140,892
Effect of adjustment to diluted weighted average shares outstanding	—	1,099	—	—
Diluted non-GAAP weighted average shares outstanding	151,229	149,669	150,816	140,892
1 Non-cash impairment charges associated with goodwill.
2 Deal and transaction costs associated with the CMC Materials acquisition and completed and announced divestitures

3 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations. These fees arise outside of the ordinary course of our continuing operations.
4 Represent severance charges related to the integration of CMC Materials.
5 Represents retention charges related directly to the CMC Materials acquisition and completed and announced divestitures, and are not part of our normal, recurring cash operating expenses.
6 Represents other employee-related costs and other costs incurred relating to the CMC Materials acquisition and completed and announced divestitures. These costs arise outside of the ordinary course of our continuing operations.
7Represents non-recurring costs associated with the CMC retention program that was agreed upon and set forth in the definitive acquisition agreement.
8Represents the non-cash incremental expense associated with adopting retirement vesting obligations on Entegris equity awards, similar to those of CMC Materials equity awards.
9 Relates to the change in control agreements that were in place with management of CMC Materials prior to the acquisition and the associated expense post-acquisition.
10 Restructuring charges resulting from cost saving initiatives.
11 Non-recurring loss on extinguishment of debt and modification of our Credit Amendment.
12 Loss from the sale of QED and held for sales assets of EC.
13 Gain on termination of the alliance agreement with MacDermid Enthone.
14 Non-recurring gain from the termination fee with Infineum.
15 Represents the additional cost of goods sold recognized in connection with the step-up of inventory valuation related to the CMC Materials acquisition.
16 Non-recurring interest costs related to the financing of the CMC Materials acquisition.
17 Non-cash amortization expense associated with intangibles acquired in acquisitions.
18 The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash, cash equivalents, restricted cash and senior secured financing obligations are subject to interest rate fluctuations. The Company’s cash equivalents are instruments with maturities of three months or less. A 100-basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.4 thousand and $16.8 million as of September 30, 2023 and October 1, 2022, respectively. On July 28, 2022, the Company entered into a floating-to-fixed interest rate swap agreement to hedge the variability in SOFR-based interest payments associated with $1.95 billion of its $2.495 billion Initial Term Loan Facility. The notional amount is $1.65 billion at September 30, 2023 and is scheduled to decrease quarterly and will expire on December 30, 2025.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign exchange rates. We have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renminbi, Malaysian Ringgit, Canadian Dollar, Great British Pound, Euro, Singapore Dollar, Israeli Shekel and the Japanese Yen. Approximately 21.5% and 22.9% of the Company’s sales for the quarters ended September 30, 2023 and October 1, 2022, respectively, are denominated in these currencies. Financial results therefore can be and have been affected by changes in currency exchange rates, as seen in the Company’s results in this quarter. If all foreign currencies had experienced a 10% reduction versus the U.S. dollar during the three months ended September 30, 2023 and October 1, 2022, revenue for the quarters would have been negatively impacted by approximately $16.8 million and $18.6 million, respectively.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. However, we are unlikely to be able to hedge these exposures completely. We do not enter into forward contracts or other derivative instruments for speculative or trading purposes. At September 30, 2023, the Company had no material net exposure to any foreign currency forward contracts.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2023. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of September 30, 2023, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.
There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation of disclosure controls and procedures that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company completed the integration of the former CMC Materials financial system operations onto the Company’s SAP enterprise resource planning (ERP) platform during the quarter ended September 30, 2023, except for those systems used in businesses held for sale. The Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2023, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
The Company did not purchase any of its equity securities during the quarter ended September 30, 2023 under an authorized company stock repurchase plan.
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
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements
On August 25, 2023, Joseph M. Colella, our Senior Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Colella’s plan provides for the sale of up to 5,461 shares of the Company’s common stock. The plan expires on August 23, 2024, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits
EXHIBIT INDEX

A.The Company hereby incorporates by reference as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Document Incorporates	Referenced Document on file with the Commission
(4)
Amendment No. 2, dated as of September 11, 2023, among Entegris, as borrower, the other credit parties party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.
Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2023

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

ENTEGRIS, INC.

Date: November 2, 2023	/s/ Linda LaGorga
Linda LaGorga
Senior Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)