Form 10-Q
period 2024-03-30
ENTEGRIS INC
filed 2024-05-01
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2024, there were 150,791,477 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED March 30, 2024

Cautionary Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include statements about fluctuations in demand for semiconductors; global economic uncertainty and the risks inherent in operating a global business; supply chain matters; inflationary pressures; future period guidance or projections; the Company’s performance relative to its markets, including the drivers of such performance; market and technology trends, including the duration and drivers of any growth trends; the development of new products and the success of their introductions; the focus of the Company’s engineering, research and development projects; the Company’s ability to obtain, protect and enforce intellectual property rights; information technology risks; the Company’s ability to execute on our business strategies, including with respect to manufacturing delays and the Company’s expansion of its manufacturing presence in Taiwan and in Colorado Springs; the Company’s capital allocation strategy, which may be modified at any time for any reason, including with respect to share repurchases, dividends, debt repayments and potential acquisitions; the impact of the acquisitions and divestitures the Company has made and commercial partnerships the Company has established, including the acquisition of CMC Materials, Inc. (now known as CMC Materials LLC) (“CMC Materials”); the amount of goodwill we carry on our balance sheets; key employee retention; future capital and other expenditures, including estimates thereof; the Company’s expected tax rate; the impact, financial or otherwise, of any organizational changes or changes in the legal and regulatory environment in which we operate; the impact of accounting pronouncements; quantitative and qualitative disclosures about market risk; climate change and our environmental, social and governance commitments; and other matters. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report, are not guarantees of future performance and involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to, weakening of global and/or regional economic conditions, generally or specifically in the semiconductor industry, which could decrease the demand for the Company’s products and solutions; the level of, and obligations associated with, the Company’s indebtedness, including the debts incurred in connection with the acquisition of

CMC Materials; risks related to the acquisition and integration of CMC Materials, including unanticipated difficulties or expenditures relating thereto, the ability to achieve the anticipated synergies and value-creation contemplated by the acquisition of CMC Materials and the diversion of management time on transaction-related matters; raw material shortages, supply and labor constraints, price increases, inflationary pressures and rising interest rates; operational, political and legal risks of the Company’s international operations; the Company’s dependence on sole source and limited source suppliers; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and introduce new products to meet customers’ rapidly changing requirements; substantial competition; the Company’s concentrated customer base; the Company’s ability to identify, complete and integrate acquisitions, joint ventures, divestitures or other similar transactions; the Company’s ability to effectively implement any organizational changes; the Company’s ability to protect and enforce intellectual property rights; the impact of regional and global instabilities, hostilities and geopolitical uncertainty, including, but not limited to, the ongoing conflicts between Ukraine and Russia and between Israel and Hamas and other tensions in the Middle East, as well as the global responses thereto; the increasing complexity of certain manufacturing processes; changes in government regulations of the countries in which the Company operates, including the imposition of tariffs, export controls and other trade laws, restrictions and changes to national security and international trade policy, especially as they relate to China; fluctuation of currency exchange rates; fluctuations in the market price of the Company’s stock; and other risk factors and additional information described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 15, 2024 (the “Annual Report”), and in the Company’s other SEC filings. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1.    FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)	March 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$340,682	$456,929
Trade accounts and notes receivable, net of allowance for credit losses of $5,892 and $6,412	424,494	457,052
Inventories, net	625,668	607,051
Deferred tax charges and refundable income taxes	53,078	63,879
Assets held-for-sale	7,995	278,753
Other current assets	123,530	113,663
Total current assets	1,575,447	1,977,327
Property, plant and equipment, net of accumulated depreciation of $948,011 and $908,089	1,473,809	1,468,043
Other assets:
Right-of-use assets - Operating lease	62,580	57,990
Right-of-use assets - Finance lease	21,849	22,409
Goodwill	3,944,347	3,945,860
Intangible assets, net of accumulated amortization of $858,640 and $808,298	1,231,289	1,281,969
Deferred tax assets and other noncurrent tax assets	24,695	31,432
Other	30,707	27,561
Total assets	$8,364,723	$8,812,591
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	131,150	134,211
Accrued payroll and related benefits	70,471	109,559
Accrued interest payable	64,817	24,759
Liabilities held-for-sale	933	19,223
Other accrued liabilities	131,556	148,840
Income taxes payable	71,055	77,403
Total current liabilities	469,982	513,995
Long-term debt, net of unamortized discount and debt issuance costs of $77,058 and $91,633	4,172,942	4,577,141
Pension benefit obligations and other liabilities	52,199	53,733
Deferred tax liabilities and other noncurrent tax liabilities	166,766	190,142
Long term lease liability - Operating lease	53,690	49,719
Long term lease liability - Finance lease	18,974	19,267
Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued and outstanding as of March 30, 2024 and December 31, 2023	—	—
Common stock, par value $.01; 400,000,000 shares authorized; issued and outstanding shares as of March 30, 2024: 150,970,769 and 150,768,369, respectively; issued and outstanding shares as of December 31, 2023: 150,566,007 and 150,363,607, respectively	1,510	1,506
Treasury stock, at cost: 202,400 shares held as of March 30, 2024 and December 31, 2023	(7,112)	(7,112)
Additional paid-in capital	2,307,816	2,305,367
Retained earnings	1,181,991	1,151,765
Accumulated other comprehensive loss	(54,035)	(42,932)
Total equity	3,430,170	3,408,594
Total liabilities and equity	$8,364,723	$8,812,591
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In thousands, except per share data)	March 30, 2024	April 1, 2023
Net sales	$771,025	$922,396
Cost of sales	419,205	520,711
Gross profit	351,820	401,685
Selling, general and administrative expenses	112,193	169,867
Engineering, research and development expenses	71,876	71,906
Amortization of intangible assets	50,159	57,574
Goodwill impairment	—	88,872
Operating income	117,592	13,466
Interest expense	57,373	86,146
Interest income	(2,994)	(1,325)
Other expense (income), net	14,285	(4,658)
Income (loss) before income tax expense	48,928	(66,697)
Income tax expense	3,456	21,469
Equity in net loss of affiliates	206	—
Net income (loss)	$45,266	$(88,166)

Basic earnings (loss) per common share	$0.30	$(0.59)
Diluted earnings (loss) per common share	$0.30	$(0.59)

Weighted shares outstanding:
Basic	150,549	149,426
Diluted	151,718	149,426
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Net income (loss)	$45,266	$(88,166)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(9,651)	23,734
Pension liability adjustments	(379)	37
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $313 and $2,903 for the three months ended March 30, 2024 and April 1, 2023 respectively.	(1,073)	(9,955)
Other comprehensive (loss) income	(11,103)	13,816
Comprehensive income (loss)	$34,163	$(74,350)
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest Rate Swap - Cash flow hedge	Total
Balance at December 31, 2022	149,339	(202)	149,137	$1,493	$(7,112)	$2,205,325	$1,031,391	$(49,083)	$(83)	$36,069	$3,218,000
Shares issued under stock plans	530	—	530	6	—	8,981	—	—	—	—	8,987
Share-based compensation expense	—	—	—	—	—	30,678	—	—	—	—	30,678
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15,092)	—	—	—	(15,092)
Interest Rate Swap - Cash flow hedge	—	—	—	—	—	—	—	—	—	(9,955)	(9,955)
Pension liability adjustment	—	—	—	—	—	—	—	—	37	—	37
Foreign currency translation	—	—	—	—	—	—	—	23,734	—	—	23,734
Net loss	—	—	—	—	—	—	(88,166)	—	—	—	(88,166)
Balance at April 1, 2023	149,869	(202)	149,667	$1,499	$(7,112)	$2,244,984	$928,133	$(25,349)	$(46)	$26,114	$3,168,223
(In thousands)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest Rate Swap - Cash flow hedge	Total
Balance at December 31, 2023	150,566	(202)	150,364	$1,506	$(7,112)	$2,305,367	$1,151,765	$(61,880)	$314	$18,634	$3,408,594
Shares issued under stock plans	405		405	4	—	(5,459)	—	—	—	—	(5,455)
Share-based compensation expense	—	—	—	—	—	7,908	—	—	—	—	7,908
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15,040)	—	—	—	(15,040)
Interest Rate Swap - Cash flow hedge	—	—	—	—	—	—	—	—	—	(1,073)	(1,073)
Pension liability adjustment	—	—	—	—	—	—	—	—	(379)	—	(379)
Foreign currency translation	—	—	—	—	—	—	—	(9,651)	—	—	(9,651)
Net income	—	—	—	—	—	—	45,266	—	—	—	45,266
Balance at March 30, 2024	150,971	(202)	150,769	$1,510	$(7,112)	$2,307,816	$1,181,991	$(71,531)	$(65)	$17,561	$3,430,170

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Operating activities:
Net income (loss)	$45,266	$(88,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45,343	46,775
Amortization	50,159	57,574
Share-based compensation expense	7,908	30,678
Provision for deferred income taxes	(11,365)	(34,826)
Impairment of goodwill	—	88,872
Loss on extinguishment of debt	10,589	2,787
(Gain) loss from sale of businesses	(4,848)	13,642
Charge for excess and obsolete inventory	12,743	13,287
Impairment of long-lived assets	12,967	—
Amortization of debt issuance costs and original issuance discounts	4,144	6,234
Other	4,626	8,205
Changes in operating assets and liabilities:
Trade accounts and notes receivable	23,217	8,379
Inventories	(34,862)	(34,852)
Accounts payable and accrued liabilities	(8,906)	20,043
Other current assets	(9,686)	2,538
Income taxes payable and refundable income taxes	(1,922)	15,867
Other	1,813	(5,166)
Net cash provided by operating activities	147,186	151,871
Investing activities:
Acquisition of property, plant and equipment	(66,620)	(133,992)
Proceeds, net from sale of businesses	249,600	133,527
Other	(1,964)	108
Net cash provided by (used in) investing activities	181,016	(357)
Financing activities:
Proceeds from long-term debt	224,537	117,170
Payments of long-term debt	(643,311)	(117,170)
Payments for dividends	(15,256)	(15,170)
Issuance of common stock	8,973	18,393
Taxes paid related to net share settlement of equity awards	(14,428)	(9,406)
Other	(376)	(299)
Net cash used in financing activities	(439,861)	(6,482)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,588)	561
(Decrease) increase in cash, cash equivalents and restricted cash	(116,247)	145,593
Cash, cash equivalents and restricted cash at beginning of period	456,929	563,439
Cash, cash equivalents and restricted cash at end of period	$340,682	$709,032
     See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Non-cash transactions:
Due from buyer on sale of business	$1,819	$1,330
Equipment purchases in accounts payable	13,948	22,041
Dividend payable	512	576
Schedule of interest and income taxes paid:
Interest paid less capitalized interest	12,364	38,146
Income taxes paid, net of refunds received	17,549	42,424
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of March 30, 2024 and December 31, 2023, and the results of operations and comprehensive income for the three months ended March 30, 2024 and April 1, 2023, the equity statements as of and for the three months ended March 30, 2024 and April 1, 2023, and cash flows for the three months ended March 30, 2024 and April 1, 2023.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Annual Report. The results of operations for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Pronouncements The Company currently has no material recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal year 2024 and interim periods beginning in the first quarter of fiscal year 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our annual periods beginning in fiscal year 2025. The guidance does not affect recognition or measurement in our condensed consolidated financial statements.

2. REVENUES
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in other accrued liabilities balance in the condensed consolidated balance sheet.

(In thousands)	March 30, 2024	April 1, 2023
Balance at beginning of period	$69,051	$60,476
Revenue recognized that was included in the contract liability balance at the beginning of the period	(29,741)	(20,367)
Increases due to cash received, excluding amounts recognized as revenue during the period	26,668	43,270
Contract liabilities included as part of dispositions and held for sale	—	(6,226)
Balance at end of period	$65,978	$77,153

3. GOODWILL AND LONG-LIVED ASSET IMPAIRMENT

Electronic Chemicals (“EC”)

During the first quarter of 2023, while the criteria had not been met to classify the reporting unit as held for sale, the Company was exploring market interest in a potential sale of the Electronic Chemicals (“EC”) reporting unit within the Materials Solutions (“MS”) segment. In connection with the sale process, management determined that certain impairment indicators were present and evaluated goodwill, intangible assets, and long-lived assets for impairment in connection with the quarter ended April 1, 2023.

Long-lived assets, including finite-lived intangible assets
The Company compared the estimated undiscounted future cash flows generated by the asset group to the carrying amount of the asset group for the reporting unit and determined that the undiscounted cash flows were expected to exceed the carrying value on a held and used basis. Therefore, no impairment was recorded on the long-lived assets or finite-lived intangible assets. The Company considered if the triggering event would cause a potential change to the useful life of the assets and determined no modification to the useful life of the assets was necessary.

Goodwill
The Company compared the reporting unit’s fair value to its carrying amount, including goodwill as of April 1, 2023. As the reporting unit’s carrying amount, including goodwill, exceeded its fair value, the Company determined the goodwill was impaired and recorded an impairment of $88.9 million during the quarter. The impairment was classified as goodwill impairment in the Company’s condensed consolidated statement of operations. The goodwill impairment was non-taxable. The fair value of the reporting unit was determined using a market-based approach, which was aligned to the expected selling price of approximately $700.0 million. We consider this a Level 3 measurement in the fair value hierarchy.

Other business

The Company recorded an impairment charge of $13.0 million related to the long-lived assets of small, industrial specialty chemicals business that reports within the MS segment due to a change in the fair value of the reporting unit for the three months ended March 30, 2024. The impairment is classified as Selling, general and administrative expense in the Company's condensed consolidated statement of operations. The fair value of the reporting unit was determined using a market-based approach. We consider this a Level 3 measurement in the fair value hierarchy.

4. ASSET HELD-FOR-SALE AND DIVESTITURE

Asset Held-For-Sale - Other

During the fourth quarter of 2023, the Company began the process to sell a small, industrial specialty chemicals business that reports within the MS segment. The related assets and liabilities of the business were classified as held-for-sale in the Company’s condensed consolidated balance sheet and measured at the lower of their carrying amount or fair value less cost to sell. The assets and liabilities continue to be marketed for sale and are classified as held-for-sale at March 30, 2024.

The proposed disposition of the business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

Assets-held-for-sale and liabilities-held-for-sale recorded on the balance sheet were $8.0 million and $0.9 million, respectively, as of March 30, 2024. The loss before income taxes attributable to the business was not significant except for the impairment charge of $13.0 million as noted in Note 3 for the three months ended March 30, 2024.

Divestiture - PIM

During the first quarter of 2024, the Company completed the sale of its Pipeline and Industrials Materials (“PIM”) business, which became part of the Company with the acquisition of CMC Materials, to SCF Partners, Inc. The PIM business specializes in the manufacture and sale of drag reducing agents and a range of valve maintenance products and services for the oil and gas industry, and reported into the MS segment of the Company.
The Company received gross cash proceeds of  $263.2 million, or expected net proceeds of $256.8 million, which remains subject to customary final post-closing adjustment and up to $25.0 million in cash earn-out payments contingent upon the performance of the PIM business in 2025 and 2026.

The Company’s policy is to account for the contingent consideration arrangement in accordance with ASC 450, Contingencies (Subtopic 450-30). Under this approach, the Company recognizes the contingent consideration receivable in earnings after the contingency is resolved. Accordingly, to determine the initial gain on the sale of the PIM business, the Company did not include an amount related to the contingent consideration arrangement as part of the consideration received.

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture, which are subject to final post-closing adjustment:

(In thousands)	March 1, 2024
Cash proceeds received, gross	$263,208
Preliminary working capital adjustment	1,819
Cash transferred to the buyer on the closing balance sheet	(230)
Direct costs to sell	(8,005)
Fair value of sale consideration	$256,792

The disposition of the PIM business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

The carrying amount of net assets associated with the PIM business was approximately $252.9 million. The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Assets:	March 1, 2024
Current assets	$58,684
Property, Plant and Equipment, net	118,146
Intangible assets, net	76,692
Goodwill	12,707
Other assets	2,318
Total assets-held-for sale	$268,547

Liabilities:
Accounts payable	$9,485
Accrued expenses	4,396
Long-term liabilities	1,737
Total liabilities-held-for sale	$15,618

As a result of the sale of the PIM business, the Company recognized a pre-tax gain of $4.8 million, inclusive of a $1.0 million gain reclassified from accumulated other comprehensive income for foreign currency translation, presented in selling, general and administrative (“SG&A”) expenses on the condensed consolidated statements of operations for the three months ended March 30, 2024. The Company recorded an income tax expense associated with the PIM divestiture of approximately $1.1 million for the three months ended March 30, 2024.
5. INVENTORIES
Inventories consist of the following:

(In thousands)	March 30, 2024	December 31, 2023
Raw materials	$260,571	$248,656
Work-in-process	54,972	49,704
Finished goods (1)	310,125	308,691
Total inventories, net	$625,668	$607,051

(1) Includes consignment inventories held by customers of $21.6 million and $20.8 million at March 30, 2024 and December 31, 2023, respectively.

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, MS, Microcontamination Control (“MC”), and Advanced Materials Handling (“AMH”), was as follows at March 30, 2024 and December 31, 2023:

(In thousands)	MS	MC	AMH	Total
December 31, 2023	$3,631,350	$240,408	$74,102	$3,945,860
Foreign currency translation	(24)	(1,489)	—	(1,513)
March 30, 2024	$3,631,326	$238,919	$74,102	$3,944,347
Identifiable intangible assets at March 30, 2024 and December 31, 2023 consist of the following:

March 30, 2024
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256,335	$492,343	$763,992
Trademarks and trade names	171,990	40,591	131,399
Customer relationships	630,580	304,410	326,170
In-process research and development (1)	7,100	—	7,100
Other	23,924	21,296	2,628
	$2,089,929	$858,640	$1,231,289

December 31, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256,469	$455,720	$800,749
Trademarks and trade names	172,031	37,877	134,154
Customer relationships	630,743	293,782	336,961
In-process research and development (1)	7,100	—	7,100
Other	23,924	20,919	3,005
	$2,090,267	$808,298	$1,281,969
(1) Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we determine the useful life and begin amortizing the assets.

Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at March 30, 2024:

(In thousands)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Future amortization expense	$142,095	184,730	182,125	178,316	175,287	368,736	$1,231,289
7. DEBT
The Company’s debt as of March 30, 2024 and December 31, 2023 consists of the following:

(In thousands)	March 30, 2024	December 31, 2023
Senior secured term loans B due 2029 at 7.06%(1)	955,000	1,373,774
Senior secured notes due 2029 at 4.75%	1,600,000	1,600,000
Senior unsecured notes due 2030 at 5.95%	895,000	895,000
Senior unsecured notes due 2029 at 3.625%	400,000	400,000
Senior unsecured notes due 2028 at 4.375%	400,000	400,000
Revolving facility due 2027 at 7.06%(2)	—	—
Total debt (par value)	4,250,000	4,668,774
Unamortized discount and debt issuance costs	77,058	91,633
Total debt, net	4,172,942	4,577,141
Less short-term debt, including current portion of long-term debt	—	—
Total long-term debt, net	$4,172,942	$4,577,141
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of March 30, 2024 are as follows:

(In thousands)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Contractual debt obligation maturities*	$—	—	—	—	400,000	3,850,000	4,250,000
* Subject to Excess Cash Flow payments to the lenders.
(1) As of Amendment No. 3 to the Credit and Guaranty Agreement on March 28, 2024, the senior secured term loans B due 2029 bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.75%.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to SOFR, plus an applicable margin of 1.75%. The Revolving Facility has commitments of $575.0 million.
Senior secured term B loans due 2029
On March 28, 2024, the Company and certain of its subsidiaries entered into Amendment No. 3 (the “Third Amendment”), with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which amended the Credit and Guaranty Agreement, dated as of November 6, 2018 (as amended and restated as of July 6, 2022 and as subsequently amended on each of March 10, 2023 and September 11, 2023, the “Existing Credit Agreement” and, the Existing Credit Agreement as amended by the Third Amendment, the “Amended Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.
The Third Amendment provides for, among other things, the reduction of the applicable rate of the Company’s outstanding senior secured term loans B under the Existing Credit Agreement. After giving effect to the Third Amendment, such outstanding term loans B bear interest, at a rate per annum equal to, at the Company’s option, either (i) Term SOFR plus an applicable margin of 1.75% or (ii) a base rate plus an applicable margin of 0.75%. Other than as described herein (and more fully described in the Third Amendment), the terms of the Amended Credit Agreement are substantially similar to the terms of the Existing Credit Agreement. In connection with the Third Amendment, the Company made a prepayment of $354.5 million on the term loans B.
During the three months ended March 30, 2024, the Company repaid a total of $418.8 million, net of the outstanding borrowings under the term loans B. In connection with these repayments and entry into the Third Amendment, the Company incurred a pre-tax loss on extinguishment and modification of debt of $11.6 million for the three months ended months ended March 30, 2024, which is included in Other expense, net on the condensed consolidated statements of operations.

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
Level 2 Derivative financial instruments include an interest rate swap contract. The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including the prevailing SOFR-based yield curves for the interest rate swap, and forward rates. The fair value of our debt is estimated based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings.

Level 3 No Level 3 financial instruments.
The following table presents financial instruments, other than debt, that we measure at fair value on a recurring basis. See Note 7 of this Quarterly Report on Form 10-Q for a discussion of our debt. In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified it based on the lowest level input that is significant to the determination of the fair value.

	Fair Value Measurements at Reporting Date Using
(In thousands):	Level 1		Level 2		Level 3		Total
Assets:	March 30, 2024	December 31, 2023	March 30, 2024	December 31, 2023	March 30, 2024	December 31, 2023	March 30, 2024	December 31, 2023
Cash and cash equivalents	$340,682	$456,929	$—	$—	$—	$—	$340,682	$456,929
Derivative financial instruments - Interest rate swap - cash flow hedge	—	—	22,683	24,069	—	—	22,683	24,069
Total	$340,682	$456,929	$22,683	$24,069	$—	$—	$363,365	$480,998
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of March 30, 2024 and December 31, 2023 were as follows:

	March 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$4,172,942	$4,094,694	$4,577,141	$4,536,238
9. DERIVATIVE INSTRUMENTS
The Company is exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments.
Cash Flow Hedges - Interest Rate Swap Contract
In July 2022, the Company entered into a floating-to-fixed swap agreement on its variable rate debt under our senior secured term loan facility due 2029 (the “Term Loan Facility”). The interest rate swap was designated specifically to the Term Loan Facility and qualifies as a cash flow hedge. The notional amount is scheduled to decrease quarterly and will expire on December 30, 2025. As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged. The effective portion is recorded as a component of accumulated other comprehensive income (loss) and will be reflected in earnings during the period the hedged transaction effects earnings, while the ineffective portion is recorded as a component of interest expense.
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
The notional amounts of our derivative instruments are as follows:

(In thousands)
Derivatives designated as hedging instruments:	March 30, 2024	December 31, 2023
Interest rate swap contract - cash flow hedge	$955,000	$1,350,000
The fair values of our derivative instruments included in the condensed consolidated balance sheets are as follows:

(In thousands)
Condensed Consolidated Balance Sheet Location	Derivative Assets
Derivatives designated as hedging instruments - Interest rate swap contract - cash flow hedge	March 30, 2024	December 31, 2023
Other current assets	$18,135	$21,451
Other assets - long-term	4,548	2,618
The following table summarizes the effects of our derivative instruments on our condensed consolidated statements of operations:

		(Gain) Loss Recognized in Condensed Consolidated Statements of Income
(In thousands)		Three months ended
Derivatives designated as hedging instruments:	Condensed Consolidated Statements of Operations Location	March 30, 2024	April 1, 2023
Interest rate swap contract-cash flow hedge	Interest expense, net	$(11,301)	$(7,913)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other expense, net	$—	$129
The following table summarizes the effects of our derivative instruments on Accumulated Other Comprehensive Income:

	Gain (Loss) recognized in Other Comprehensive Income (Loss)
(In thousands)	Three months ended
Derivatives designated as hedging instruments:	March 30, 2024	April 1, 2023
Interest rate swap contract - Cash flow hedge	$(1,073)	$(9,955)
We expect approximately $18.1 to be reclassified from accumulated other comprehensive income into interest expense, net during the next twelve months related to our interest rate swap based on projected rates of the SOFR forward curve as of March 30, 2024.
10. INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates an estimate of the annual effective tax rate, and if the estimated tax rate changes, we make a cumulative adjustment.
Income tax expense was $3.5 million in the three months ended March 30, 2024, compared to income tax expense of $21.5 million in the three months ended April 1, 2023. The Company’s year-to-date effective income tax rate at March 30, 2024 was 7.1%, compared to (32.2)% at April 1, 2023.

The changes in the effective tax rate for the three-months ended March 30, 2024 compared to the prior year primarily relate to discrete divestiture activity recorded during the quarter ended April 1, 2023 and the integration of the CMC acquisition. The year-to-date income tax expense in 2024 and 2023 includes a discrete benefit of $2.6 million and discrete expense of $0.1 million, respectively, recorded in connection with share-based compensation.
The Organization for Economic Co-operation and Development introduced Base Erosion and Profit Shifting Pillar 2 rules that seek to impose a global minimum income tax rate of 15%. Numerous countries have enacted legislation in connection therewith that is effective on January 1, 2024. We have evaluated the impact of this legislation based on Entegris’ current global operations and it is not expected to have a material impact on the annual effective tax rate and there was not a material impact to the quarter ending March 30, 2024. We will continue to update our analysis and monitor the ongoing legislation throughout the year.
11. EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share (“EPS”) is calculated based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the applicable period. Diluted loss per common share is the same as basic loss per common share because the inclusion of any potentially issuable share would be anti-dilutive. The following table presents a reconciliation of the share amounts used in the computation of basic and diluted EPS:

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Basic—weighted common shares outstanding	150,549	149,426
Weighted common shares assumed upon exercise of stock options and vesting of restricted common stock	1,169	—
Diluted—weighted common shares and common shares equivalent outstanding	151,718	149,426
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 30, 2024 and April 1, 2023:

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Shares excluded from calculations of diluted EPS	144	1,747
12. OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended March 30, 2024 consists of the following:

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Infineum termination fee, net	$—	$(10,876)
Loss on foreign currency transactions	1,642	2,401
Loss on extinguishment of debt and modification	11,551	3,880
Other, net	1,092	(63)
Other expense (income), net	$14,285	$(4,658)
Infineum termination fee, net
On October 11, 2022, the Company and Infineum USA L.P. (“Infineum”) entered into a definitive agreement for the sale of the Company’s PIM business. On February 10, 2023, the Company terminated the definitive agreement. In accordance with the terms of the definitive agreement, the Company received a $12.0 million termination fee from Infineum in the first quarter of 2023 and incurred a transaction fee of $1.1 million to the third-party financial adviser it had engaged to assist with the transaction.

13. SEGMENT REPORTING

The Company’s financial segment reporting reflects an organizational alignment intended to align with the key elements of the advanced semiconductor manufacturing ecosystem. While these segments have separate products and technical know-how, they share common business systems and processes, technology centers and technology roadmaps. With the complementary capabilities across these segments, the Company believes it is uniquely positioned to create new, co-optimized and increasingly integrated solutions for its customers, which should translate into improved device performance, lower cost of ownership and faster time to market. The Company reports its financial performance in the following segments:
•Materials Solutions: MS provides materials-based solutions, such as chemical mechanical planarization slurries and pads, deposition materials, process chemistries and gases, formulated cleans, etchants and other specialty materials that enable our customers to achieve better device performance and faster time to yield, while providing for lower total cost of ownership.
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

The Company accounts for inter-segment sales similar to third-party transactions and the sales price reflects current market prices. Inter-segment sales are eliminated in consolidation and are not included in consolidated sales on the financial statements.

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Net sales
MS	$350,036	$448,330
MC	267,864	269,297
AMH	162,854	218,853
Inter-segment elimination	(9,729)	(14,084)
Total net sales	$771,025	$922,396

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Segment profit
MS(1)	$67,124	$(29,522)
MC	86,555	95,997
AMH	24,606	48,165
Total segment profit	$178,285	$114,640
(1) MS segment profit is inclusive of an $88.9 million goodwill impairment charge relating to the EC reporting unit for the three months ended April 1, 2023 and a $13.0 million long-lived asset impairment charge for the three months ended March 30, 2024. See Note 3.

The following table reconciles total segment profit to income before income tax expense:

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Total segment profit	$178,285	$114,640
Less:
Amortization of intangible assets	50,159	57,574
Unallocated general and administrative expenses	10,534	43,600
Operating income	117,592	13,466
Interest expense	57,373	86,146
Interest income	(2,994)	(1,325)
Other expense (income), net	14,285	(4,658)
Income (loss) before income tax expense	$48,928	$(66,697)
In the following tables, revenue is disaggregated by customers’ country or region based on the ship to location of the customer for the three months ended March 30, 2024 and April 1, 2023, respectively.

	Three months ended March 30, 2024
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$96,744	$35,459	$50,785	$(9,729)	$173,259
Taiwan	54,874	69,091	31,164		155,129
China	55,170	63,688	30,891		149,749
South Korea	46,855	31,135	21,631		99,621
Japan	30,429	31,326	7,705		69,460
Europe	34,308	23,807	15,173		73,288
Southeast Asia	31,656	13,358	5,505		50,519
	$350,036	$267,864	$162,854	$(9,729)	$771,025

	Three months ended April 1, 2023
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$147,329	$41,766	$75,598	$(14,084)	$250,609
Taiwan	58,193	54,236	36,661	—	149,090
China	47,960	55,671	31,800	—	135,431
South Korea	56,371	29,829	34,456	—	120,656
Japan	29,356	49,753	11,316	—	90,425
Europe	63,427	27,004	21,984	—	112,415
Southeast Asia	45,694	11,038	7,038	—	63,770
	$448,330	$269,297	$218,853	$(14,084)	$922,396

14. SUBSEQUENT EVENTS

Dividend
On April 17, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on May 22, 2024 to shareholders of record on the close of business on May 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) as well as in our other U.S. Securities and Exchange Commission (“SEC”) filings for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

•Materials Solutions (“MS”): MS provides materials-based solutions, such as chemical mechanical planarization (“CMP”) slurries and pads, deposition materials, process chemistries and gases, formulated cleans, etchants and other specialty materials that enable our customers to achieve better device performance and faster time to yield, while providing for lower total cost of ownership.
•Microcontamination Control (“MC”): MC offers advanced solutions that improve customers’ yield, device reliability and cost by filtering and purifying critical liquid chemistries and gases used in semiconductor manufacturing processes and other high-technology industries.
•Advanced Materials Handling (“AMH”): AMH develops solutions that improve customers’ yields by protecting critical materials during manufacturing, transportation, and storage, including products that monitor, protect, transport and deliver critical liquid chemistries, wafers, and other substrates for a broad set of applications in the semiconductor, life sciences and other high-technology industries.

These segments share common business systems and processes, technology centers and technology roadmaps. With the complementary capabilities within and across these segments, we believe we are uniquely positioned to create new, co-optimized and increasingly integrated solutions for our customers. For example, we offer complementary solutions for our customers consisting of advanced deposition materials products, CMP slurries, pads and post-CMP cleaning chemistries from our MS segment, CMP slurry filters from our MC segment, and CMP slurry high-purity packaging and fluid monitoring systems from our AMH segment.

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on a Saturday. The Company’s fiscal quarters in 2024 end on March 30, 2024, June 29, 2024, September 28, 2024 and December 31, 2024.
Impact of Conflict Between Israel and Hamas
The military conflict between Israel and militant groups led by Hamas, the current conflict in the Red Sea and other tensions in the Middle East have caused uncertainty in the global markets, including, but not limited to, disruptions to shipping routes. Revenue relating to products manufactured from raw materials or components sourced from or through this region does not constitute a material portion of our business and historically we have not had significant revenue in this region. There continues to be uncertainty regarding the ultimate impact these conflicts will have on the global economy, supply chains, logistics, fuel prices, raw material pricing and our business.
Recent Events
On March 1, 2024, the Company completed the sale of its Pipeline and Industrial Materials (“PIM”) business. The Company received cash proceeds of $263.2 million, or net proceeds of $256.8 million. See Note 4 to our condensed consolidated financial statements for further discussion.

On March 28, 2024, the Company and certain of its subsidiaries entered into Amendment No. 3 (the “Third Amendment”), with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which amended the Credit and Guaranty Agreement, dated as of November 6, 2018 (as amended and restated as of July 6, 2022 and as subsequently amended on each of March 10, 2023 and September 11, 2023, the “Existing Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.
The Third Amendment provides for, among other things, the refinancing of the Company’s outstanding term B loans under the senior secured term loan facility due 2029 (the “Term Loan Facility”) in an aggregate principal amount of $955.0 million with a new tranche of term loans B in an aggregate principal amount of $955.0 million. The amended loans will bear interest at a rate per annum equal to, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.75% which is a reduction from the applicable margin of 2.50% prior to the amendment or (ii) a base rate plus an applicable margin of 0.75% which is a reduction from the applicable margin of 1.50% prior to the amendment. In connection with the Third Amendment, the Company made a payment of $354.5 million of term loans B. See Note 7 to our condensed consolidated financial statements for further discussion.
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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of our Annual Report for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 15, 2024. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates.
Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023
The following table compares operating results for the three months ended March 30, 2024 and April 1, 2023, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in thousands)	March 30, 2024		April 1, 2023
Net sales	$771,025	100.0%	$922,396	100.0%
Cost of sales	419,205	54.4	520,711	56.5
Gross profit	351,820	45.6	401,685	43.5
Selling, general and administrative expenses	112,193	14.6	169,867	18.4
Engineering, research and development expenses	71,876	9.3	71,906	7.8
Amortization of intangible assets	50,159	6.5	57,574	6.2
Goodwill impairment	—	—	88,872	9.6
Operating income	117,592	15.3	13,466	1.5
Interest expense	57,373	7.4	86,146	9.3
Interest income	(2,994)	(0.4)	(1,325)	(0.1)
Other expense (income), net	14,285	1.9	(4,658)	(0.5)
Income (loss) before income tax expense	48,928	6.3	(66,697)	(7.2)
Income tax expense	3,456	0.4	21,469	2.3
Equity in net loss of affiliates	206	—	—	—
Net income (loss)	$45,266	5.9%	$(88,166)	(9.6)%
Net sales For the three months ended March 30, 2024, net sales decreased by 16% to $771.0 million, compared to $922.4 million for the three months ended April 1, 2023. An analysis of the factors underlying the decrease in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended April 1, 2023	$922,396
Decrease associated with volume	(23,105)
Decrease associated with divestitures	(119,922)
Decrease associated with effect of foreign currency translation	(8,344)
Net sales in the quarter ended March 30, 2024	$771,025
Included in the sales decrease were the effects of decreased demand from customers in the semiconductor market resulting in a decrease of $23.1 million, the absence of sales totaling $119.9 million associated with divested businesses and unfavorable foreign currency translation effects of $8.3 million, mainly due to the significant weakening of the Japanese yen relative to the U.S. dollar compared to the quarter ended April 1, 2023.
On a geographic basis, sales percentage by customers’ country or region for the three months ended March 30, 2024 and April 1, 2023 and the percentage increase (decrease) in sales for the three months ended March 30, 2024 compared to the sales for the three months ended April 1, 2023 were as follows:

	Three months ended
	March 30, 2024	April 1, 2023	Percentage increase (decrease) in sales
North America	22%	27%	(31%)
Taiwan	20%	16%	4%
China	19%	15%	11%
South Korea	13%	13%	(17%)
Japan	9%	10%	(23%)
Europe	10%	12%	(35%)
Southeast Asia	7%	7%	(21%)
The decreases in sales to customers for North America and Europe primarily relate to the absence of sales from divestitures and lower sales demand for products from each of our segments. The increase in sales to customers for Taiwan primarily relates to increased demand of our MC products. The increase in sales to customers for China primarily relates to increased demand of our MC and MS products. The decrease in sales to customers in South Korea primarily relates to decreased demand of our AMH and MS products. The decrease in sales to customers for Japan primarily relates decreased demand of our MC products. The decrease in sales to customers in Southeast Asia primarily relates to the absence of sales from divestitures.
Gross margin The following table sets forth gross margin as a percentage of net revenues:

	Three months ended
	March 30, 2024	April 1, 2023	Percentage point change
Gross margin as a percentage of net revenues:	45.6%	43.5%	2.1
Gross margin increased by 2.1 percentage points for the three months ended March 30, 2024, compared to the same period in the prior year. Gross margin increased primarily due to positive impact of the divestitures, partially offset by the lower volumes and by the timing of the ramp of our facility in Taiwan.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $112.2 million in the three months ended March 30, 2024, compared to $169.9 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended April 1, 2023	169,867
Integration, deal and transaction costs	(17,758)
Employee costs, excluding share-based compensation expense	(8,292)
Share-based compensation expense, primarily due to timing of annual grant	(19,447)
Absence of loss on sale of business - QED	(13,642)
Gain on sale of business - PIM	(4,848)
Depreciation expense	(3,638)
Long-lived asset impairment	12,967
Other decreases, net	(3,016)
Selling, general and administrative expenses in the quarter ended March 30, 2024	112,193
Engineering, research and development expenses The Company’s engineering, research and development (“ER&D”) efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were flat at $71.9 million in the three months ended March 30, 2024 compared to $71.9 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended April 1, 2023	$71,906
Employee costs	(3,981)
Project related expenses	1,537
Depreciation expense	1,563
Other increases, net	851
Engineering, research and development expenses in the quarter ended March 30, 2024	$71,876
Amortization expenses Amortization of intangible assets was $50.2 million in the three months ended March 30, 2024, compared to $57.6 million for the three months ended April 1, 2023. The decrease primarily reflects lower amortization due to the intangibles disposed of as part of the Electronic Chemicals (“EC”) disposition.
Goodwill impairment The Company recorded a goodwill impairment charge of $88.9 million in the three months ended April 1, 2023. See Note 3 to our condensed consolidated financial statements for further discussion.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. Interest expense was $57.4 million in the three months ended March 30, 2024, compared to $86.1 million in the three months ended April 1, 2023. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other expense (income), net Other expense, net was $14.3 million in the three months ended March 30, 2024 and consisted mainly of a loss of extinguishment and modification of debt of $11.6 million associated with debt prepayments and the Third Amendment to the Company’s Existing Credit Agreement (see Note 7 to the Company’s condensed consolidated financial statements) and foreign currency transaction losses of $1.6 million.
Other income, net was $4.7 million in the three months ended April 1, 2023 and consisted mainly of net proceeds received of $10.9 million resulting from the termination of the definitive agreement with Infineum USA L.P. (“Infineum”), partially offset by a loss of extinguishment and modification of debt of $3.9 million associated with the First Amendment of the Company’s Credit Agreement and foreign currency transaction losses of $2.4 million.
Income tax expense Income tax expense was $3.5 million in the three months ended March 30, 2024, respectively, compared to income tax expense of $21.5 million in the three months ended April 1, 2023, respectively. The Company’s effective income tax rate was 7.1% for the three months ended March 30, 2024, compared to (32.2)% for the three months ended April 1, 2023.
The changes in the effective tax rate for the three months ended March 30, 2024 compared to the prior year primarily relates to discrete divestiture activity recorded during the quarter ended April 1, 2023 and the integration of the CMC acquisition. The year-to-date income tax expense in 2024 and 2023 includes a discrete benefit of $2.6 million and discrete expense of $0.1 million, respectively, recorded in connection with share-based compensation.

Net income (loss) Due to the factors noted above, the Company recorded net income of $45.3 million, or $0.30 per diluted share, in the three months ended March 30, 2024, compared to net loss of $88.2 million, or $0.59 per diluted share, in the three months ended April 1, 2023.
Non-GAAP Financial Measures The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company also utilizes certain non-GAAP financial measures as a complement to financial measures provided in accordance with GAAP in order to better assess and reflect trends affecting the Company’s business and results of operations. See the section entitled “Non-GAAP Information” below for additional detail, including the definition of certain non-GAAP financial measures and the reconciliation of these non-GAAP measures to the Company’s GAAP measures.
The Company’s principal non-GAAP financial measures are Adjusted EBITDA and Adjusted Operating Income, together with related measures thereof, and non-GAAP earnings per share (“non-GAAP EPS”).
Adjusted EBITDA decreased 11.2% to $223.4 million in the three months ended March 30, 2024, compared to $251.5 million in the three months ended April 1, 2023. In the three months ended March 30, 2024, Adjusted EBITDA, as a percentage of net sales, increased to 29.0% from 27.3% in the year-ago period.
Adjusted Operating Income decreased 13.0% to $178.1 million in the three months ended March 30, 2024, compared to $204.8 million in the three months ended April 1, 2023. Adjusted Operating Income, as a percentage of net sales, increased to 23.1% from 22.2% in the year-ago period.
Non-GAAP EPS increased 4.6% to $0.68 in the three months ended March 30, 2024, compared to $0.65 in the three months ended April 1, 2023.
The decreases in Adjusted EBITDA and Adjusted Operating Income for the three months ended March 30, 2024 compared to the year-ago period is generally attributable to the decreases in sales. The increase in Non-GAAP EPS is primarily attributable to lower interest and selling, general and administrative expenses, partially offset by decrease in sales.

Segment Analysis
The Company reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See Note 13 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments, along with unallocated general and administrative expenses, for the three months ended March 30, 2024 and April 1, 2023.

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Materials Solutions
Net sales	$350,036	$448,330
Segment profit	67,124	(29,522)
Microcontamination Control
Net sales	$267,864	$269,297
Segment profit	86,555	95,997
Advanced Materials Handling
Net sales	$162,854	$218,853
Segment profit	24,606	48,165
Unallocated general and administrative expenses	$10,534	$43,600
Materials Solutions (MS)
For the first quarter of 2024, MS net sales decreased to $350.0 million, down 22% compared to $448.3 million in the comparable period last year. The sales decrease was driven primarily by the absence of $119.9 million sales associated with the recent divestitures included in the prior year sales. MS reported a segment profit of $67.1 million in the first quarter of 2024, up 327% from $29.5 million segment loss in the year-ago period. The segment profit increase was primarily associated with the absence of a goodwill impairment charge of $88.9 million related to the EC reporting unit in the year-ago period, the absence of

$13.6 million loss on sale of QED business in the year-ago period, and $4.8 million gain associated with sale of the PIM business, partially offset by a $13.0 million long-lived asset impairment charge.
Microcontamination Control (MC)
For the first quarter of 2024, MC net sales decreased to $267.9 million, down 1% compared to $269.3 million in the comparable period last year. The sales decrease was mainly due to decreased sales from gas microcontamination products. MC reported a segment profit of $86.6 million in the first quarter of 2024, down 10% from $96.0 million in the year-ago period. The segment profit decrease was primarily due to lower factory utilization and increased costs associated with the ramp up of our new facility in Taiwan.
Advanced Materials Handling (AMH)
For the first quarter of 2024, AMH net sales decreased to $162.9 million, down 26% compared to $218.9 million in the comparable period last year. The sales decrease was due to lower sales of our microenvironment solution and fluid handling products related to semiconductor market declines. AMH reported a segment profit of $24.6 million in the first quarter of 2024, down 49% from $48.2 million in the year-ago period. The segment profit decrease was primarily due to lower sales volume.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $10.5 million in the first quarter of 2024, compared to $43.6 million in the comparable period last year. The $33.1 million decrease is primarily due to a $17.8 million decrease in integration, deal and transaction costs related to the acquisition of CMC Materials and a $14.3 million decrease in share-based compensation expense, primarily due to the timing of the annual equity award grant.

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	March 30, 2024	December 31, 2023
Cash and cash equivalents	$340,682	$456,929
Working capital	1,105,465	1,463,332
Total debt, net of unamortized discount and debt issuance costs	4,172,942	4,577,141

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
We may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, in fiscal year 2024, we have not experienced difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Three months ended
(in thousands)	March 30, 2024	April 1, 2023
Net cash provided by operating activities	147,186	151,871
Net cash provided by (used in) investing activities	181,016	(357)
Net cash used in financing activities	(439,861)	(6,482)
(Decrease) increase in cash, cash equivalents and restricted cash	(116,247)	145,593

Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $147.2 million in the three months ended March 30, 2024, compared to $151.9 million in the three months ended April 1, 2023. This decrease was driven by a $37.2 million change in operating assets and liabilities, partially offset by a $32.5 million increase of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities for the three months ended March 30, 2024 were driven by changes in trade accounts and notes receivable, accounts payable and accrued liabilities and income taxes payable and refundable income taxes. The change for trade receivables was mainly due to lower sales. The change for accounts payable and accrued liabilities was driven by lower customer advance payments. The change for income taxes payable and refundable income taxes was due to lower current provision, partially offset by lower cash tax payments made.
Investing activities Cash flows provided by investing activities totaled $181.0 million in the three months ended March 30, 2024, compared to cash flows used in investing activities of $0.4 million in the three months ended April 1, 2023. The increase resulted primarily from an increase in proceeds from divestitures of $116.1 million and a reduction of cash paid for acquisitions and for property, plant and equipment of $67.4 million.
Financing activities Cash used in financing activities totaled $439.9 million during the three months ended March 30, 2024, compared to cash used in financing activities of $6.5 million during the three months ended April 1, 2023. The decrease was primarily due to the net debt activity, which was a use of cash of $418.8 million in three month ended March 30, 2024 compared to none in April 1, 2023.
Our total dividend payments were $15.3 million in the three months ended March 30, 2024 compared to $15.2 million in the three months ended April 1, 2023. We have paid a cash dividend in each quarter since the fourth quarter of 2017. On April 17, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on May 22, 2024 to shareholders of record on the close of business on May 1, 2024.
Other Liquidity and Capital Resources Considerations
Debt

(In thousands)	March 30, 2024	December 31, 2023
Senior secured term loans B due 2029 at 7.06%	$955,000	$1,373,774
Senior secured notes due 2029 at 4.75%	1,600,000	1,600,000
Senior unsecured notes due 2030 at 5.95%	895,000	895,000
Senior unsecured notes due 2029 at 3.625%	400,000	400,000
Senior unsecured notes due 2028 at 4.375%	400,000	400,000
Revolving Facility due 2027 at 7.06%	—	—
Total debt (par value)	$4,250,000	$4,668,774

On March 28, 2024, the Company amended its Existing Credit Agreement. The Third Amendment, dated March 28, 2024, provides for, among other things, the refinancing of the Company’s outstanding term B loans under the Term Loan Facility in an aggregate principal amount of $955.0 million with a new tranche of term B loans in an aggregate principal amount of $955.0 million. The amended loans bear interest at a rate per annum equal to, at the Company’s option, either (i) the SOFR plus an applicable margin of 1.75% which is a reduction from the applicable margin of 2.50% prior to the amendment or (ii) a base rate plus an applicable margin of 0.75% which is a reduction from the applicable margin of 1.50% prior to the amendment. In connection with the Third Amendment, the Company made a payment of $354.5 million on the term loans B. See Note 7 to our condensed consolidated financial statements for further discussion.
During the three months ended March 30, 2024, the Company repaid $418.8 million, net of the outstanding borrowings of the term loans B under the Term Loan Facility.
Through March 30, 2024, the Company was in compliance with the financial covenants under its debt arrangements.
The Company has commitments under our senior secured revolving credit facility due 2027 (the “Revolving Facility”) of $575.0 million. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or SOFR, plus, in each case, an applicable margin. During the three months ended March 30, 2024, there were no borrowings under this Revolving Facility and no balance was outstanding at March 30, 2024.

The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent to an aggregate of approximately $6.6 million. During the three months ended March 30, 2024, there were no borrowings under this line of credit and no balance was outstanding at March 30, 2024.
Cash, cash equivalents and restricted cash and cash requirements

(In thousands)	March 30, 2024	December 31, 2023
U.S.	$83,947	$154,015
Non-U.S.	256,735	302,914
Cash and cash equivalents	340,682	456,929
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
There were no material changes to the cash requirements from our Annual Report that were outside the ordinary course of business, except for the principal repayments of $418.8 million made on the Term Loan Facility as discussed above.
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
Adjusted EBITDA is defined by the Company as net income (loss) before, as applicable, (1) income tax expense, (2) interest expense, (3) interest income, (4) other expense (income), net, (5) goodwill impairment, (6) deal and transaction costs, (7) integration costs, (8) restructuring costs, (9) (gain) loss on sale of certain businesses, net, (10) impairment of long-lived assets, (11) amortization of intangible assets and (12) depreciation. Adjusted Operating Income is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP Net Income is defined by the Company as net income (loss) before, as applicable, (1) goodwill impairment, (2) deal and transaction costs, (3) integration costs, (4) restructuring costs, (5) loss on extinguishment of debt and modification, (6) (gain) loss on sale of certain businesses, net, (7) Infineum termination fee, net, (8) impairment of long-lived assets, (9) amortization of intangible assets, and (10) the tax effect of the foregoing adjustments to net income. Non-GAAP EPS is defined as our non-GAAP Net Income divided by our diluted weighted-average shares outstanding.
The Company provides supplemental non-GAAP financial measures to help management and investors to better understand our business and believes these measures provide investors and analysts additional meaningful information for the assessment of the Company’s ongoing results. Management also uses these non-GAAP measures to assist in the evaluation of the performance of the Company’s business segments and to make operating decisions.
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
Management notes that the use of non-GAAP measures has limitations, including but not limited to:
First, non-GAAP financial measures are not standardized. Accordingly, the methodology used to produce the Company’s non-GAAP financial measures may differ notably from the methodology used by other companies and may not be directly comparable to EBITDA or an Adjusted EBITDA measure reported by other companies.
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
Management considers these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP financial measures and evaluating these non-GAAP financial measures together with their most directly comparable financial measures calculated in accordance with GAAP. The calculations of Adjusted EBITDA, Adjusted Operating Income, non-GAAP Net Income and non-GAAP EPS, and reconciliations between these financial measures and their most directly comparable GAAP equivalents, are presented below in the accompanying tables.

Reconciliation of GAAP Net Income (Loss) to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Net sales	$771,025	$922,396
Net income (loss)	$45,266	$(88,166)
Net income (loss) - as a % of net sales	5.9%	(9.6%)
Adjustments to net income (loss):
Equity in net loss of affiliates	206	—
Income tax expense	3,456	21,469
Interest expense	57,373	86,146
Interest income	(2,994)	(1,325)
Other expense (income), net	14,285	(4,658)
GAAP – Operating income	117,592	13,466
Operating margin - as a % of net sales	15.3%	1.5%
Goodwill impairment [1]	—	88,872
Deal and transaction costs [2]	—	3,001
Integration costs:
Professional fees [3]	2,140	11,988
Severance costs [4]	78	1,362
Retention costs [5]	—	1,280
Other costs [6]	—	2,345
Restructuring costs [7]	—	11,242
(Gain) loss on sale of businesses, net [8]	(4,848)	13,642
Impairment of long-lived assets [9]	12,967	—
Amortization of intangible assets [10]	50,159	57,574
Adjusted Operating Income	178,088	204,772
Adjusted operating margin - as a % of net sales	23.1%	22.2%
Depreciation	45,343	46,775
Adjusted EBITDA	$223,431	$251,547

Adjusted EBITDA – as a % of net sales	29.0%	27.3%
1 Non-cash impairment charges associated with goodwill.
2 Deal and transaction costs associated with the CMC Materials acquisition and completed divestitures.
3 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
4 Represents severance charges related to the integration of the CMC Materials acquisition.
5 Represents retention charges related directly to the CMC Materials acquisition and completed divestitures, and are not part of our normal, recurring cash operating expenses.
6 Represents other employee-related costs and other costs incurred relating to the CMC Materials acquisition and the completed divestitures. These costs arise outside of the ordinary course of our continuing operations.
7 Restructuring charges resulting from cost saving initiatives.
8 (Gain) loss from the sale of certain businesses, net.
9 Impairment of long-lived assets.
10 Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income (Loss) and Earnings (Loss) per Share to Non-GAAP Net Income and EPS

	Three months ended
(In thousands, except per share data)	March 30, 2024	April 1, 2023
Net income (loss)	$45,266	$(88,166)
Adjustments to net income (loss):
Goodwill impairment [1]	—	88,872
Deal and transaction costs [2]	—	3,001
Integration costs:
Professional fees [3]	2,140	11,988
Severance costs [4]	78	1,362
Retention costs [5]	—	1,280
Other costs [6]	—	2,345
Restructuring costs [7]	—	11,242
Loss on extinguishment of debt and modification [8]	11,551	3,880
(Gain) loss on sale of businesses, net [9]	(4,848)	13,642
Infineum termination fee, net [10]	—	(10,877)
Impairment of long-lived assets [11]	12,967	—
Amortization of intangible assets [12]	50,159	57,574
Tax effect of adjustments to net income (loss) and discrete tax items[13]	(13,541)	1,639
Non-GAAP net income	$103,772	$97,782

Diluted earnings (loss) per common share	$0.30	$(0.59)
Effect of adjustments to net income (loss)	0.39	1.24
Diluted non-GAAP EPS	$0.68	$0.65

Diluted weighted averages shares outstanding	151,718	149,426
Effect of adjustment to diluted weighted average shares outstanding	—	955
Diluted non-GAAP weighted average shares outstanding	151,718	150,381
1 Non-cash impairment charges associated with goodwill.
2 Deal and transaction costs associated with the CMC Materials acquisition and completed divestitures.
3 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
4 Represents severance charges related to the integration of the CMC Materials acquisition.
5 Represents retention charges related directly to the CMC Materials acquisition and completed divestitures, and are not part of our normal, recurring cash operating expenses.
6 Represents other employee related costs and other costs incurred relating to the CMC Materials acquisition and the completed divestitures. These costs arise outside of the ordinary course of our continuing operations.
7 Restructuring charges resulting from cost saving initiatives.
8 Non-recurring loss on extinguishment of debt and modification of our Credit Amendment.
9 (Gain) loss from the sale of certain businesses, net.
10 Non-recurring gain from Infineum termination fee.
11 Impairment of long-lived assets.
12 Non-cash amortization expense associated with intangibles acquired in acquisitions.
13 The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of March 30, 2024. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of March 30, 2024, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, involved in various claims, proceedings and lawsuits relating to our business, employees, intellectual property and other matters arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its condensed consolidated financial statements. The Company expenses legal costs as incurred.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in the risk factors described in our Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common stock during the quarter ended March 30, 2024 under a Board-authorized common stock repurchase plan.
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
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements
On February 16, 2024, Bertrand Loy our President and Chief Executive Officer, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Loy’s plan provides for the sale of up to 27,044 shares of the Company’s common stock. The plan expires on November 29, 2024, or upon the earlier completion of all authorized transactions under the plan.

On February 16, 2024, Daniel Woodland, our Senior Vice President and President, Materials Solutions, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Woodland’s plan provides for the sale of up to 45,000 shares of the Company’s common stock. The plan expires on February 14, 2025, or upon the earlier completion of all authorized transactions under the plan.

On February 16, 2024, Clint Haris, our Senior Vice President and President, Microcontamination Control, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Haris’ plan provides for the sale of up to 5,005 shares of the Company’s common stock. The plan expires on February 14, 2025, or upon the earlier completion of all authorized transactions under the plan.

On February 16, 2024, Olivier Blachier, our Senior Vice President and Chief Strategy Officer, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Blachier’s plan provides for the sale of up to 5,379.5 shares of the Company’s common stock. The plan expires on November 21, 2025, or upon the earlier completion of all authorized transactions under the plan.

On February 23, 2024, James O’Neill, our Senior Vice President and Chief Technology Officer, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. O’Neill’s plan provides for the sale of up to 6,761 shares of the Company’s common stock. The plan expires on February 21, 2025, or upon the earlier completion of all authorized transactions under the plan.

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
4.1
Amendment No. 3., dated as of March 28, 2024, among Entegris, as borrower, the other credit parties party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.
Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024

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

ENTEGRIS, INC.

Date: May 1, 2024	/s/ Linda LaGorga
Linda LaGorga
Senior Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)