Form 10-Q
period 2024-09-28
ENTEGRIS INC
filed 2024-11-04
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 150,997,961 shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED September 28, 2024

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)	September 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$432,072	$456,929
Trade accounts receivable, net of allowance for credit losses of $4,901 and $6,412	503,165	457,052
Inventories, net	643,034	607,051
Deferred tax charges and refundable income taxes	26,941	63,879
Assets held-for-sale	7,004	278,753
Other current assets	102,873	113,663
Total current assets	1,715,089	1,977,327
Property, plant and equipment, net of accumulated depreciation of $1,026,206 and $908,089	1,542,356	1,468,043
Right-of-use assets - Operating lease	63,634	57,990
Right-of-use assets - Finance lease	21,154	22,409
Goodwill	3,946,575	3,945,860
Intangible assets, net of accumulated amortization of $953,421 and $808,298	1,138,630	1,281,969
Deferred tax assets and other noncurrent tax assets	20,340	31,432
Other assets	24,979	27,561
Total assets	$8,472,757	$8,812,591
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$65,000	$—
Accounts payable	174,189	134,211
Accrued payroll and related benefits	108,279	109,559
Accrued interest payable	75,818	24,759
Liabilities held-for-sale	925	19,223
Other accrued liabilities	118,239	148,840
Income taxes payable	44,241	77,403
Total current liabilities	586,691	513,995
Long-term debt, net of unamortized discount and debt issuance costs of $69,310 and $91,633	4,060,690	4,577,141
Pension benefit obligations and other liabilities	58,069	53,733
Deferred tax liabilities and other noncurrent tax liabilities	101,780	190,142
Long term lease liability - Operating lease	54,540	49,719
Long term lease liability - Finance lease	18,477	19,267
Equity:
Preferred stock, par value $0.01; 5,000 shares authorized; none issued and outstanding as of September 28, 2024 and December 31, 2023	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding shares as of September 28, 2024: 151,193 and 150,991, respectively; issued and outstanding shares as of December 31, 2023: 150,566 and 150,364, respectively	1,512	1,506
Treasury stock, at cost: 202 shares held as of September 28, 2024 and December 31, 2023	(7,112)	(7,112)
Additional paid-in capital	2,360,923	2,305,367
Retained earnings	1,296,839	1,151,765
Accumulated other comprehensive loss	(59,652)	(42,932)
Total equity	3,592,510	3,408,594
Total liabilities and equity	$8,472,757	$8,812,591
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$807,694	$888,239	$2,391,371	$2,711,635
Cost of sales	435,869	521,165	1,291,907	1,558,710
Gross profit	371,825	367,074	1,099,464	1,152,925
Selling, general and administrative expenses	108,455	116,051	336,963	431,514
Engineering, research and development expenses	80,903	66,810	234,664	209,746
Amortization of intangible assets	46,226	51,239	143,898	163,493
Goodwill impairment	—	15,913	—	104,785
Gain on termination of alliance agreement	—	—	—	(154,754)
Operating income	136,241	117,061	383,939	398,141
Interest expense	51,666	77,820	162,726	244,874
Interest income	(1,247)	(2,226)	(5,401)	(5,854)
Other (income) expense, net	(212)	10,243	17,050	13,309
Income before income tax expense (benefit)	86,034	31,224	209,564	145,812
Income tax expense (benefit)	8,190	(2,127)	18,335	2,851
Equity in net loss of affiliates	262	139	685	269
Net income	$77,582	$33,212	$190,544	$142,692

Basic earnings per common share	$0.51	$0.22	$1.26	$0.95
Diluted earnings per common share	$0.51	$0.22	$1.26	$0.95

Weighted average shares outstanding:
Basic	151,196	150,127	150,849	149,793
Diluted	151,924	151,229	151,820	150,816
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$77,582	$33,212	$190,544	$142,692
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12,108	(9,174)	(2,683)	(23,451)
Pension liability adjustments	(71)	(33)	(450)	4
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $(2,880) and $(3,963) for the three and nine months ended September 28, 2024, respectively, and $(598) and $(667) for the three and nine months ended September 30, 2023 respectively	(9,873)	(2,050)	(13,587)	(2,289)
Other comprehensive income (loss), net of tax	2,164	(11,257)	(16,720)	(25,736)
Comprehensive income	$79,746	$21,955	$173,824	$116,956
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2022	149,339	(202)	149,137	$1,493	$(7,112)	$2,205,325	$1,031,391	$(49,083)	$(83)	$36,069	$3,218,000
Shares issued under stock plans	530	—	530	6	—	8,981	—	—	—	—	8,987
Share-based compensation expense	—	—	—	—	—	30,678	—	—	—	—	30,678
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15,092)	—	—	—	(15,092)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(9,955)	(9,955)
Pension liability adjustment	—	—	—	—	—	—	—	—	37	—	37
Foreign currency translation	—	—	—	—	—	—	—	23,734	—	—	23,734
Net loss	—	—	—	—	—	—	(88,166)	—	—	—	(88,166)
Balance at April 1, 2023	149,869	(202)	149,667	$1,499	$(7,112)	$2,244,984	$928,133	$(25,349)	$(46)	$26,114	$3,168,223
Shares issued under stock plans	439	—	439	4	—	18,130	—	—	—	—	18,134
Share-based compensation expense	—	—	—	—	—	11,458	—	—	—	—	11,458
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(14,961)	—	—	—	(14,961)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	9,716	9,716
Pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(38,011)	—	—	(38,011)
Net income	—	—	—	—	—	—	197,646	—	—	—	197,646
Balance at July 1, 2023	150,308	(202)	150,106	$1,503	$(7,112)	$2,274,572	$1,110,818	$(63,360)	$(46)	$35,830	$3,352,205
Shares issued under stock plans	49	—	49	1	—	(1,029)	—	—	—	—	(1,028)
Share-based compensation expense	—	—	—	—	—	10,280	—	—	—	—	10,280
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15,123)	—	—	—	(15,123)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Pension liability adjustment	—	—	—	—	—	—	—	—	(33)	—	(33)
Foreign currency translation	—	—	—	—	—	—	—	(9,174)	—	—	(9,174)
Net income	—	—	—	—	—	—	33,212	—	—	—	33,212
Balance at September 30, 2023	150,357	(202)	150,155	$1,504	$(7,112)	$2,283,823	$1,128,907	$(72,534)	$(79)	$33,780	$3,368,289

(In thousands)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2023	150,566	(202)	150,364	$1,506	$(7,112)	$2,305,367	$1,151,765	$(61,880)	$314	$18,634	$3,408,594
Shares issued under stock plans	405	—	405	4	—	(5,459)	—	—	—	—	(5,455)
Share-based compensation expense	—	—	—	—	—	7,908	—	—	—	—	7,908
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15,040)	—	—	—	(15,040)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1,073)	(1,073)
Pension liability adjustment	—	—	—	—	—	—	—	—	(379)	—	(379)
Foreign currency translation	—	—	—	—	—	—	—	(9,651)	—	—	(9,651)
Net income	—	—	—	—	—	—	45,266	—	—	—	45,266
Balance at March 30, 2024	150,971	(202)	150,769	$1,510	$(7,112)	$2,307,816	$1,181,991	$(71,531)	$(65)	$17,561	$3,430,170
Shares issued under stock plans	58	—	58	—	—	616	—	—	—	—	616
Share-based compensation expense	—	—	—	—	—	26,889	—	—	—	—	26,889
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15,200)	—	—	—	(15,200)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(2,641)	(2,641)
Foreign currency translation	—	—	—	—	—	—	—	(5,140)	—	—	(5,140)
Net income	—	—	—	—	—	—	67,696	—	—	—	67,696
Balance at June 29, 2024	151,029	(202)	150,827	$1,510	$(7,112)	$2,335,321	$1,234,487	$(76,671)	$(65)	$14,920	$3,502,390
Shares issued under stock plans	164	—	164	2	—	10,050	—	—	—	—	10,052
Share-based compensation expense	—	—	—	—	—	15,552	—	—	—	—	15,552
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15,230)	—	—	—	(15,230)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(9,873)	(9,873)
Pension liability adjustment	—	—	—	—	—	—	—	—	(71)	—	(71)
Foreign currency translation	—	—	—	—	—	—	—	12,108	—	—	12,108
Net income	—	—	—	—	—	—	77,582	—	—	—	$77,582
Balance at September 28, 2024	151,193	(202)	150,991	$1,512	$(7,112)	$2,360,923	$1,296,839	$(64,563)	$(136)	$5,047	$3,592,510

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	September 28, 2024	September 30, 2023
Operating activities:
Net income	$190,544	$142,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,848	130,125
Amortization	143,898	163,493
Share-based compensation expense	50,349	52,416
Provision for deferred income taxes	(47,067)	(95,366)
Impairment of goodwill	—	104,785
Loss on extinguishment of debt	11,385	10,862
(Gain) loss from sale of businesses and held-for-sale assets, net	(4,311)	28,579
Gain on termination of alliance agreement	—	(154,754)
Charge for excess and obsolete inventory	29,882	29,314
Impairment of long-lived assets	12,967	—
Amortization of debt issuance costs and original issuance discounts	11,413	16,718
Other	4,533	21,801
Changes in operating assets and liabilities:
Trade accounts receivable	(52,075)	(295)
Inventories	(68,872)	63,340
Accounts payable and accrued liabilities	52,563	11,804
Other current assets	450	1,644
Income taxes payable and refundable income taxes	(23,708)	(36,774)
Other	3,826	(4,013)
Net cash provided by operating activities	455,625	486,371
Investing activities:
Acquisition of property, plant and equipment	(208,082)	(328,182)
Proceeds from sale of businesses, net	250,789	134,286
Proceeds from termination of alliance agreement	—	169,251
Other	(1,875)	1,919
Net cash provided by (used in) investing activities	40,832	(22,726)
Financing activities:
Proceeds from revolving credit facility and short-term debt	30,000	—
Payments of revolving credit facility and short-term debt	(30,000)	(135,000)
Proceeds from long-term debt	224,537	217,449
Payments of long-term debt	(698,311)	(468,950)
Payments for debt issuance costs	—	(3,475)
Payments for dividends	(45,478)	(45,202)
Issuance of common stock	13,617	30,174
Taxes paid related to net share settlement of equity awards	(16,146)	(11,540)
Other	(1,815)	(923)
Net cash used in financing activities	(523,596)	(417,467)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,282	(15,597)
(Decrease) increase in cash, cash equivalents and restricted cash	(24,857)	30,581
Cash, cash equivalents and restricted cash at beginning of period	456,929	563,439
Cash, cash equivalents and restricted cash at end of period	$432,072	$594,020
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Nine months ended
(In thousands)	September 28, 2024	September 30, 2023
Non-cash transactions:
Equipment purchases in accounts payable	$35,062	$35,684
Share issuance in exchange for extinguishment of Employee Stock Purchase Plan liability	7,741	7,459
Dividend payable	720	628
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	99,700	292,416
Income taxes paid, net of refunds received	92,333	129,474
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
Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, right-of-use assets, goodwill, intangibles, accrued expenses, short-term and long-term lease liabilities, income taxes and related accounts, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of September 28, 2024 and December 31, 2023, the results of operations and comprehensive income for the three and nine months ended September 28, 2024 and September 30, 2023, the equity statements as of and for the three and nine months ended September 28, 2024 and September 30, 2023, and cash flows for the nine months ended September 28, 2024 and September 30, 2023.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Annual Report. The results of operations for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the full year.
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

(In thousands)	September 28, 2024	September 30, 2023
Balance at beginning of period	$69,051	$60,476
Revenue recognized that was included in the contract liability balance at the beginning of the period	(51,582)	(32,736)
Increases due to cash received, excluding amounts recognized as revenue during the period	28,726	56,145
Contract liabilities included as part of dispositions and held-for-sale	—	(6,226)
Balance at end of period	$46,195	$77,659

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

Goodwill
The Company compared the reporting unit’s fair value to its carrying amount, including goodwill as of April 1, 2023. As the reporting unit’s carrying amount, including goodwill, exceeded its fair value, the Company determined the goodwill was impaired and recorded an impairment of $88.9 million during the quarter ended April 1, 2023 and an incremental impairment loss was recorded with the finalization of certain purchase price adjustments of $15.9 million during the three months ended September 30, 2023. The impairment was classified as Goodwill impairment in the Company’s condensed consolidated statements of operations. The goodwill impairment was non-taxable. The fair value of the reporting unit was determined using a market-based approach, which was aligned to the expected selling price of approximately $700.0 million. We consider this a Level 3 measurement in the fair value hierarchy. There was no goodwill impairment charge recorded during the three and nine months ended September 28, 2024.

Other business

The Company recorded an impairment charge of $13.0 million related to the long-lived assets of a small, industrial specialty chemicals business that reports within the MS segment due to a change in the fair value of the reporting unit for the three months ended March 30, 2024. The impairment is classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. No further impairment charge was recorded in the three months ended September 28, 2024. The fair value of the reporting unit was determined using a market-based approach. We consider this a Level 3 measurement in the fair value hierarchy. This business remains classified as an asset held-for-sale as of September 28, 2024; see Note 4 for further discussion.

4. ASSET HELD-FOR-SALE AND DIVESTITURE

Asset Held-For-Sale - Other

During the fourth quarter of 2023, the Company began the process to sell a small, industrial specialty chemicals business that reports within the MS segment. The related assets and liabilities of the business were classified as held-for-sale in the Company’s condensed consolidated balance sheets and measured at the lower of their carrying amount or fair value less cost to sell. The assets and liabilities continue to be marketed for sale and are classified as held-for-sale at September 28, 2024.

The proposed disposition of the business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

Assets held-for-sale and liabilities held-for-sale recorded on the balance sheet were $7.0 million and $0.9 million, respectively, as of September 28, 2024. The loss before income taxes attributable to the business was not significant for the three and nine months ended September 28, 2024, respectively, except for the impairment charge of $13.0 million as noted in Note 3 for the nine months ended September 28, 2024.

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
The Company received gross cash proceeds of $263.2 million, or net proceeds of $256.2 million, and up to $25.0 million in cash earn-out payments contingent upon the performance of the PIM business in 2025 and 2026.

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

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture, which are subject to final post-closing adjustment:

(In thousands)	March 1, 2024
Cash proceeds received, gross	$263,208
Final working capital adjustment	1,189
Cash transferred to the buyer on the closing balance sheet	(230)
Direct costs to sell	(8,005)
Fair value of sale consideration	$256,162

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

As a result of the sale of the PIM business, the Company recognized a pre-tax loss (gain) of $0.0 million and $(4.3) million, inclusive of a $1.0 million gain reclassified from Accumulated other comprehensive loss for foreign currency translation, presented in Selling, general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 28, 2024, respectively. The Company recorded an income tax (benefit) expense associated with the PIM divestiture of approximately $0.0 million and $1.0 million for the three and nine months ended September 28, 2024, respectively.
5. INVENTORIES
Inventories consisted of the following:

(In thousands)	September 28, 2024	December 31, 2023
Raw materials	$250,025	$248,656
Work-in-process	56,857	49,704
Finished goods (1)	336,152	308,691
Total inventories, net	$643,034	$607,051

(1) Includes consignment inventories held by customers of $22.3 million and $20.8 million at September 28, 2024 and December 31, 2023, respectively.

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments that carry goodwill, Material Solutions (“MS”), Microcontamination Control (“MC”), and Advanced Materials Handling (“AMH”), was as follows at September 28, 2024 and December 31, 2023:

(In thousands)	MS	MC	AMH	Total
December 31, 2023	$3,631,350	$240,408	$74,102	$3,945,860
Foreign currency translation	(6)	721	—	715
September 28, 2024	$3,631,344	$241,129	$74,102	$3,946,575
Identifiable intangible assets at September 28, 2024 and December 31, 2023 consisted of the following:

September 28, 2024
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,257,034	$565,448	$691,586
Trademarks and trade names	172,050	46,092	125,958
Customer relationships	630,822	319,652	311,170
In-process research and development (1)	6,600	—	6,600
Other	25,545	22,229	3,316
	$2,092,051	$953,421	$1,138,630

December 31, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256,469	$455,720	$800,749
Trademarks and trade names	172,031	37,877	134,154
Customer relationships	630,743	293,782	336,961
In-process research and development (1)	7,100	—	7,100
Other	23,924	20,919	3,005
	$2,090,267	$808,298	$1,281,969
(1) Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we move the asset to developed technology, determine the useful life and begin amortizing the assets.
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at September 28, 2024:

(In thousands)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Future amortization expense	$139,613	185,370	180,380	177,822	174,709	280,736	$1,138,630

7. DEBT
The Company’s debt as of September 28, 2024 and December 31, 2023 consisted of the following:

(In thousands)	September 28, 2024	December 31, 2023
Senior secured term loans B due 2029 at 4.71% (1)	900,000	1,373,774
Senior secured notes due 2029 at 4.75%	1,600,000	1,600,000
Senior unsecured notes due 2030 at 5.95%	895,000	895,000
Senior unsecured notes due 2029 at 3.625%	400,000	400,000
Senior unsecured notes due 2028 at 4.375%	400,000	400,000
Revolving facility due 2027 at 7.08% (2)	—	—
Total debt (par value)	4,195,000	4,668,774
Unamortized discount and debt issuance costs	69,310	91,633
Total debt, net	4,125,690	4,577,141
Less current portion of long-term debt	65,000	—
Total long-term debt, net	$4,060,690	$4,577,141
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of September 28, 2024 were as follows:

(In thousands)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt obligation maturities*	$65,000 (3)	—	—	—	400,000	3,730,000	$4,195,000
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
(3) On September 30, 2024, the Company repaid a total of $65.0 million of the outstanding borrowings under the senior secured term loans B due 2029. The Company has classified the debt associated with the repayment as a current liability in the condensed consolidated balance sheets as of September 28, 2024, based on both its intent and ability to repay the debt within the next 12 months.
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
During the three and nine months ended September 28, 2024, the Company repaid a total of $0.0 million and $473.8 million of the outstanding borrowings under the term loans B. For more information concerning repayments of outstanding borrowings under our term loans B, please see Note 14. Subsequent Events. In connection with these repayments and entry into the Third Amendment, the Company incurred a pre-tax loss on extinguishment and modification of debt of $0.0 million and $12.3 million for the three and nine months ended September 28, 2024, respectively, which is included in Other (income) expense, net in the condensed consolidated statements of operations.

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

	Fair Value Measurements at Reporting Date Using
(In thousands):	Level 1		Level 2		Level 3		Total
Assets:	September 28, 2024	December 31, 2023	September 28, 2024	December 31, 2023	September 28, 2024	December 31, 2023	September 28, 2024	December 31, 2023
Cash and cash equivalents	$432,072	$456,929	$—	$—	$—	$—	$432,072	$456,929
Derivative financial instruments - Interest rate swap - cash flow hedge	—	—	6,519	24,069	—	—	6,519	24,069
Total	$432,072	$456,929	$6,519	$24,069	$—	$—	$438,591	$480,998
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of September 28, 2024 and December 31, 2023 were as follows:

	September 28, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$4,125,690	$4,140,175	$4,577,141	$4,536,238
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
The notional amounts of our derivative instruments were as follows:

(In thousands)
Derivatives designated as hedging instruments:	September 28, 2024	December 31, 2023
Interest rate swap contract - cash flow hedge	$900,000	$1,350,000
The fair values of our derivative instruments included in the condensed consolidated balance sheets were as follows:

(In thousands)
Condensed Consolidated Balance Sheets Location	Derivative Assets
Derivatives designated as hedging instruments - Interest rate swap contract - cash flow hedge	September 28, 2024	December 31, 2023
Other current assets	$6,297	$21,451
Other assets	222	2,618
The following table summarizes the effects of our derivative instruments on our condensed consolidated statements of operations:

		Gain recognized in Condensed Consolidated Statements of Operations
(In thousands)		Three months ended		Nine months ended
Derivatives designated as hedging instruments:	Condensed Consolidated Statements of Operations Location	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest rate swap contract - cash flow hedge	Interest expense	$(5,587)	$(9,530)	$(23,241)	$(27,081)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$—	$—	$—	$(374)
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive loss:

	Loss recognized in Other comprehensive loss
(In thousands)	Three months ended		Nine months ended
Derivatives designated as hedging instruments:	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest rate swap contract - cash flow hedge	$(9,873)	$(2,050)	$(13,587)	$(2,289)
We expect approximately $6.3 million to be reclassified from Accumulated other comprehensive loss into Interest expense, net during the next twelve months related to our interest rate swap based on projected rates of the SOFR forward curve as of September 28, 2024.
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

Income tax expense was $8.2 million and $18.3 million in the three and nine months ended September 28, 2024, respectively, compared to income tax (benefit) expense of $(2.1) million and $2.9 million in the three and nine months ended September 30, 2023, respectively. The Company’s year-to-date effective income tax rate was 9.5% and 8.7% for the three and nine months ended September 28, 2024, respectively, compared to (6.8)% and 2.0% for the three and nine months ended September 30, 2023, respectively.
The changes in the effective tax rate for the three and nine months ended September 28, 2024 compared to the prior year primarily relate to discrete divestiture activity recorded during the three and nine months ended September 30, 2023 and the integration of the CMC Materials acquisition.
The Organization for Economic Co-operation and Development introduced Base Erosion and Profit Shifting Pillar 2 rules that seek to impose a global minimum income tax rate of 15%. Numerous countries have enacted legislation in connection therewith that became effective on January 1, 2024. We have evaluated the impact of this legislation based on Entegris’ current global operations and it is not expected to have a material impact on the annual effective tax rate and there was not a material impact to the three and nine months ended September 28, 2024. The Company will continue to update our analysis and monitor the ongoing legislation throughout the year.
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

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic—weighted average common shares outstanding	151,196	150,127	150,849	149,793
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	728	1,102	971	1,023
Diluted—weighted average common shares and common shares equivalent outstanding	151,924	151,229	151,820	150,816
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Shares excluded from calculations of diluted EPS	630	465	449	672

12. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 28, 2024 and September 30, 2023 consisted of the following:

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Infineum termination fee, net	$—	$—	$—	$(10,876)
(Gain) loss on foreign currency transactions	(2,111)	4,928	2,184	11,214
Loss on extinguishment of debt and modification	—	4,532	12,347	12,893
Other, net	1,899	783	2,519	78
Other (income) expense, net	$(212)	$10,243	$17,050	$13,309
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
13. SEGMENT REPORTING

The Company currently reports its financial performance in the following segments:
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

Effective October 30, 2024, the Company realigned its segments in order to align its segment financial reporting with a change in its business structure. Following the operating segment realignment, the Company’s two reportable segments are as follows: (1) Materials Solutions and (2) a new division that combines MC and AMH. See Note 14 for further discussion.
The Company accounts for inter-segment sales similar to third-party transactions and the sales price reflects current market prices. Inter-segment sales are eliminated in consolidation and are not included in consolidated sales on the financial statements.

Summarized financial information for the Company’s reportable segments is shown in the following tables.

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales
MS	$346,634	$435,538	$1,039,003	$1,324,502
MC	286,995	286,217	848,628	839,128
AMH	182,177	180,248	533,256	589,457
Inter-segment elimination	(8,112)	(13,764)	(29,516)	(41,452)
Total net sales	$807,694	$888,239	$2,391,371	$2,711,635

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment profit
MS (1)	$71,706	$56,955	$209,098	$243,171
MC	96,704	101,132	276,968	297,790
AMH	30,611	31,642	84,197	115,637
Total segment profit	$199,021	$189,729	$570,263	$656,598
(1) MS segment profit is inclusive of a $154.8 million gain, net on termination of alliance agreement for the nine months ended September 30, 2023, a $28.6 million loss on sale of business and held-for-sale assets for the nine months ended September 30, 2023, a $15.9 million and $104.8 million goodwill impairment charge relating to the EC reporting unit for the three and nine months ended September 30, 2023, respectively, and a $13.0 million long-lived asset impairment charge for the nine months ended September 28, 2024.

The following table reconciles total segment profit to income before income tax expense (benefit):

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total segment profit	$199,021	$189,729	$570,263	$656,598
Less:
Amortization of intangible assets	46,226	51,239	143,898	163,493
Unallocated general and administrative expenses	16,554	21,429	42,426	94,964
Operating income	136,241	117,061	383,939	398,141
Interest expense	51,666	77,820	162,726	244,874
Interest income	(1,247)	(2,226)	(5,401)	(5,854)
Other (income) expense, net	(212)	10,243	17,050	13,309
Income before income tax expense (benefit)	$86,034	$31,224	$209,564	$145,812

In the following tables, revenue is disaggregated by customers’ country or region based on the ship to location of the customer for the three and nine months ended September 28, 2024 and September 30, 2023, respectively.

	Three months ended September 28, 2024
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$73,196	$48,163	$48,852	$(8,112)	$162,099
Taiwan	59,984	69,559	31,780	—	161,323
China	62,747	61,392	47,808	—	171,947
South Korea	53,357	31,432	20,486	—	105,275
Japan	33,977	35,307	7,956	—	77,240
Europe	25,551	26,428	16,190	—	68,169
Southeast Asia	37,822	14,714	9,105	—	61,641
	$346,634	$286,995	$182,177	$(8,112)	$807,694

	Three months ended September 30, 2023
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$141,427	$42,115	$52,130	$(13,764)	$221,908
Taiwan	61,094	61,710	28,249	—	151,053
China	47,012	60,009	38,409	—	145,430
South Korea	50,085	28,978	23,303	—	102,366
Japan	26,364	57,472	10,279	—	94,115
Europe	63,346	19,951	17,213	—	100,510
Southeast Asia	46,210	15,982	10,665	—	72,857
	$435,538	$286,217	$180,248	$(13,764)	$888,239

	Nine months ended September 28, 2024
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$248,770	$136,529	$160,867	$(29,516)	$516,650
Taiwan	173,452	211,365	91,662	—	476,479
China	181,700	185,413	123,737	—	490,850
South Korea	150,673	93,694	63,173	—	307,540
Japan	93,030	102,828	23,692	—	219,550
Europe	87,723	74,395	48,435	—	210,553
Southeast Asia	103,655	44,404	21,690	—	169,749
	$1,039,003	$848,628	$533,256	$(29,516)	$2,391,371

	Nine months ended September 30, 2023
(In thousands)	MS	MC	AMH	Inter-segment	Total
North America	$429,637	$129,827	$184,003	$(41,452)	$702,015
Taiwan	176,414	169,933	93,691	—	440,038
China	145,675	170,381	105,422	—	421,478
South Korea	162,341	88,631	84,943	—	335,915
Japan	81,434	165,014	33,363	—	279,811
Europe	192,578	71,602	61,099	—	325,279
Southeast Asia	136,423	43,740	26,936	—	207,099
	$1,324,502	$839,128	$589,457	$(41,452)	$2,711,635

14. SUBSEQUENT EVENTS

Dividend
On October 16, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on November 20, 2024 to shareholders of record on the close of business on October 30, 2024.

Debt payment

On September 30, 2024, the Company repaid a total of $65.0 million of the outstanding borrowings under the senior secured term loans B due 2029. The Company has classified the debt associated with the repayment as a current liability in the condensed consolidated balance sheets as of September 28, 2024, based on both its intent and ability to repay the debt within the next 12 months.

Segment realignment
Effective October 30, 2024, the Company realigned its segments in order to align its segment financial reporting with a change in its business structure. Following the operating segment realignment, the Company’s two reportable segments are as follows: (1) Materials Solutions and (2) a new division that combines MC and AMH. The succeeding interim and annual periods will disclose the reportable segments with prior periods recast to reflect the change. The Company will evaluate any impairment implications from the segment changes and related reporting unit changes, if any, during the period in which the changes take effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) as well as in our other U.S. Securities and Exchange Commission (“SEC”) filings for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report. The Company assumes no obligation to publicly release the results of any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Overview

The Company is a leading supplier of mission-critical advanced materials and process solutions for the semiconductor and other high-technology industries. We leverage our unique breadth of capabilities to help our customers improve their productivity, performance and technology in the most advanced manufacturing environments.

Our business is organized and operated in three operating segments.

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
Impact of Conflict Between Israel and Hamas
The military conflict between Israel and militant groups led by Hamas and other tensions and conflicts in the Middle East have caused uncertainty in the global markets, including, but not limited to, disruptions to shipping routes and risks of further escalations. Revenue relating to products manufactured from raw materials or components sourced from or through this region does not constitute a material portion of our business and historically we have not had significant revenue in this region. There continues to be uncertainty regarding the ultimate impact these conflicts may have on the global economy, supply chains, logistics, fuel prices, raw material pricing and our business.
Recent Events
On March 1, 2024, the Company completed the sale of its PIM business. The Company received cash proceeds of $263.2 million, or net proceeds of $256.2 million. See Note 4 to our condensed consolidated financial statements for further discussion.
On March 28, 2024, the Company and certain of its subsidiaries entered into Amendment No. 3 (the “Third Amendment”), with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which amended the Credit and Guaranty Agreement, dated as of November 6, 2018 (as amended and restated as of July 6, 2022 and as subsequently amended on each of March 10, 2023 and September 11, 2023, the “Existing Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. See Note 7 to our condensed consolidated financial statements for additional information.
On June 26, 2024, the Company and the U.S. Department of Commerce announced entry into a non-binding Preliminary Memorandum of Terms, which provides for up to $75 million in proposed direct funding to the Company under the CHIPS and Science Act of 2022. This funding would support the development of a facility in Colorado Springs, Colorado, which will support the Company’s AMH and MC divisions.
Effective October 30, 2024, the Company realigned its segments in order to align its segment financial reporting with a change in its business structure. Following the operating segment realignment, the Company’s two reportable segments are as follows: (1) Materials Solutions and (2) a new division that combines MC and AMH. The succeeding interim and annual periods will disclose the reportable segments with prior periods recast to reflect the change.
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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Item 7 of our Annual Report. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates.

Three and Nine Months Ended September 28, 2024 Compared to Three and Nine Months Ended September 30, 2023
The following table compares operating results for the three and nine months ended September 28, 2024 and September 30, 2023, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Nine months ended
(Dollars in thousands)	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net sales	$807,694	100.0%	$888,239	100.0%	$2,391,371	100.0%	$2,711,635	100.0%
Cost of sales	435,869	54.0	521,165	58.7	1,291,907	54.0	1,558,710	57.5
Gross profit	371,825	46.0	367,074	41.3	1,099,464	46.0	1,152,925	42.5
Selling, general and administrative expenses	108,455	13.4	116,051	13.1	336,963	14.1	431,514	15.9
Engineering, research and development expenses	80,903	10.0	66,810	7.5	234,664	9.8	209,746	7.7
Amortization of intangible assets	46,226	5.7	51,239	5.8	143,898	6.0	163,493	6.0
Goodwill impairment	—	—	15,913	1.8	—	—	104,785	3.9
Gain on termination of alliance agreement	—	—	—	—	—	—	(154,754)	(5.7)
Operating income	136,241	16.9	117,061	13.2	383,939	16.1	398,141	14.7
Interest expense	51,666	6.4	77,820	8.8	162,726	6.8	244,874	9.0
Interest income	(1,247)	(0.2)	(2,226)	(0.3)	(5,401)	(0.2)	(5,854)	(0.2)
Other (income) expense, net	(212)	—	10,243	1.2	17,050	0.7	13,309	0.5
Income before income tax expense (benefit)	86,034	10.7	31,224	3.5	209,564	8.8	145,812	5.4
Income tax expense (benefit)	8,190	1.0	(2,127)	(0.2)	18,335	0.8	2,851	0.1
Equity in net loss of affiliates	262	—	139	—	685	—	269	—
Net income	$77,582	9.6%	$33,212	3.7%	$190,544	8.0%	$142,692	5.3%
Net sales For the three months ended September 28, 2024, net sales decreased by 9.1% to $807.7 million, compared to $888.2 million for the three months ended September 30, 2023. An analysis of the factors underlying the decrease in net sales is presented in the following table:

(In thousands)
Net sales in the quarter ended September 30, 2023	$888,239
Decrease associated with divestitures	(132,250)
Decrease associated with effect of foreign currency translation	(1,339)
Increase primarily associated with volume	53,044
Net sales in the quarter ended September 28, 2024	$807,694
As described in the table above, the decrease in net sales was primarily attributable to (i) the absence of sales totaling $132.3 million associated with divested businesses and (ii) a reduction of $1.3 million of sales attributable to unfavorable foreign currency translations, primarily related to the weakening of the Japanese yen relative to the U.S. dollar compared to the quarter ended September 30, 2023. These sales declines were partially offset by $53.0 million of sales due to increased semiconductor market demand.
On a geographic basis, sales percentage by customers’ country or region for the three months ended September 28, 2024 and September 30, 2023 and the percentage increase (decrease) in sales for the three months ended September 28, 2024 compared to the sales for the three months ended September 30, 2023 were as follows:

	Three months ended
	September 28, 2024	September 30, 2023	Percentage increase (decrease) in sales
North America	20%	25%	(27%)
Taiwan	20%	17%	7%
China	21%	16%	18%
South Korea	13%	12%	3%
Japan	10%	11%	(18%)
Europe	8%	11%	(32%)
Southeast Asia	8%	8%	(15%)
The decreases in sales to customers in North America primarily relate to the absence of sales from divested businesses. The increase in sales to customers in Taiwan primarily relates to increased demand of our MC and AMH products. The increase in sales to customers in China primarily relates to increased demand of our MS and AMH products. The increase in sales to customers in South Korea primarily relates to increased demand of our MS and MC products, partially offset by decreased demand of our AMH products. The decrease in sales to customers in Japan primarily relates to decreased demand of our MC products, partially offset by increased demand of our MS products. The decreases in sales to customers in Europe primarily relate to the absence of sales from divested businesses. The decrease in sales to customers in Southeast Asia primarily relates to the absence of sales from divested businesses.
Net sales for the nine months ended September 28, 2024 were $2,391.4 million, compared to $2,711.6 million for the nine months ended September 30, 2023. An analysis of the factors underlying the decrease in net sales is presented in the following table:

(In thousands)
Net sales in the nine months ended September 30, 2023	$2,711,635
Decrease associated with divestitures	(387,397)
Decrease associated with effect of foreign currency translation	(19,434)
Increase primarily associated with volume	86,567
Net sales in the nine months ended September 28, 2024	$2,391,371
As described in the table above, the decrease in net sales was primarily attributable to (i) the absence of sales totaling $387.4 million associated with divested businesses and (ii) a reduction of $19.4 million of sales attributable to unfavorable foreign currency translation effects, primarily due to the weakening of the Japanese yen relative to the U.S. dollar compared to the nine-month period ended September 30, 2023. These sales were partially offset by $86.6 million of sales due to increased semiconductor market demand.

On a geographic basis, sales percentage by customers’ country or region for the nine months ended September 28, 2024 and September 30, 2023 and the percentage increase (decrease) in sales for the nine months ended September 28, 2024 compared to the sales for the nine months ended September 30, 2023 were as follows:

	Nine months ended
	September 28, 2024	September 30, 2023	Percentage increase (decrease) in sales
North America	22%	26%	(26%)
Taiwan	20%	16%	8%
China	21%	16%	16%
South Korea	13%	12%	(8%)
Japan	9%	10%	(22%)
Europe	9%	12%	(35%)
Southeast Asia	7%	8%	(18%)
The decreases in sales to customers in North America primarily relate to the absence of sales from divested businesses. The increase in sales to customers in Taiwan primarily relates to increased demand of our MC products. The increase in sales to customers in China primarily relates to increased demand for products from each of our segments. The decrease in sales to customers in South Korea primarily relates to decreased demand of our AMH and MS products. The decrease in sales to customers in Japan primarily relates to decreased demand of our MC products. The decrease in sales to customers in Europe primarily relates to the absence of sales from divested businesses and lower sales demand of our AMH products. The decrease in sales to customers in Southeast Asia primarily relates to the absence of sales from divested businesses, partially offset by increased demand of our MS products.
Gross margin The following table sets forth gross margin (gross profit as a percentage of net revenues):

	Three months ended			Nine months ended
	September 28, 2024	September 30, 2023	Percentage point change	September 28, 2024	September 30, 2023	Percentage point change
Gross margin:	46.0%	41.3%	4.7	46.0%	42.5%	3.5
Gross margin increased by 4.7 percentage points for the three months ended September 28, 2024, compared to the same period in the prior year. Gross margin increased primarily due to positive impact of the divested businesses and improved plant performance.
Gross margin increased by 3.5 percentage points for the nine months ended September 28, 2024, compared to the same period in the prior year. Gross margin increased primarily due to positive impact of the divested businesses and improved plant performance.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $108.5 million in the three months ended September 28, 2024, compared to $116.1 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In thousands)
Selling, general and administrative expenses in the quarter ended September 30, 2023	116,051
Integration, deal and transaction costs	(9,874)
Other increases, net	2,278
Selling, general and administrative expenses in the quarter ended September 28, 2024	108,455
SG&A expenses were $337.0 million in the nine months ended September 28, 2024, compared to $431.5 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In thousands)
Selling, general and administrative expenses in the nine months ended September 30, 2023	431,514
Integration, deal and transaction costs	(45,348)
Absence of loss on sale of QED business and asset held-for-sale	(28,579)
Employee costs, mainly driven by divested businesses	(22,567)
Depreciation expense	(7,556)
Gain on sale of business - PIM	(4,311)
Long-lived asset impairment	12,967
Other increases, net	843
Selling, general and administrative expenses in the nine months ended September 28, 2024	336,963
Engineering, research and development expenses The Company’s engineering, research and development (“ER&D”) efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $80.9 million in the three months ended September 28, 2024 compared to $66.8 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In thousands)
Engineering, research and development expenses in the quarter ended September 30, 2023	$66,810
Employee costs	5,556
Project related expenses	4,932
Depreciation expense	2,018
Other increases, net	1,587
Engineering, research and development expenses in the quarter ended September 28, 2024	$80,903
ER&D expenses were at $234.7 million in the nine months ended September 28, 2024 compared to $209.7 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In thousands)
Engineering, research and development expenses in the nine months ended September 30, 2023	$209,746
Employee costs	8,325
Project related expenses	8,417
Depreciation expense	5,704
Other increases, net	2,472
Engineering, research and development expenses in the nine months ended September 28, 2024	$234,664
Amortization expenses Amortization of intangible assets was $46.2 million in the three months ended September 28, 2024, compared to $51.2 million for the three months ended September 30, 2023. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized.
Amortization of intangible assets was $143.9 million in the nine months ended September 28, 2024, compared to $163.5 million for the nine months ended September 30, 2023. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized and the intangible assets disposed of as part of the EC disposition.
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
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs and original issuance discounts associated with such borrowings. Interest expense was $51.7 million in the three months ended September 28, 2024, compared to $77.8 million in the three months ended September 30, 2023. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.

Interest expense was $162.7 million in the nine months ended September 28, 2024, compared to $244.9 million in the nine months ended September 30, 2023. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other (income) expense, net Other income, net was $0.2 million in the three months ended September 28, 2024 and consisted mainly of foreign currency transaction gains of $2.1 million, partially offset by other expenses of $1.9 million. Other expense, net was $10.2 million in the three months ended September 30, 2023 and consisted mainly of a loss of extinguishment of debt of $4.5 million associated with the repayments on the senior secured term loan facility and foreign currency transaction losses of $4.9 million.
Other expense, net was $17.1 million in the nine months ended September 28, 2024 and consisted mainly of a loss of extinguishment and modification of debt of $12.3 million associated with debt prepayments and the Third Amendment (see Note 7 to the Company’s condensed consolidated financial statements), foreign currency transaction losses of $2.2 million and other expenses of $2.5 million. Other expense, net was $13.3 million in the nine months ended September 30, 2023 and consisted mainly of loss of extinguishment and modification of debt of $12.9 million associated with the repayments on the Company’s bridge credit facility and senior secured term loan facility and the amendment of the Company’s Existing Credit Agreement and foreign currency transaction losses of $11.2 million, partially offset by net proceeds received of $10.9 million resulting from the termination of the definitive agreement with Infineum.
Income tax expense Income tax expense was $8.2 million and $18.3 million in the three and nine months ended September 28, 2024, respectively, compared to income tax (benefit) expense of $(2.1) million and $2.9 million in the three and nine months ended September 30, 2023, respectively. The Company’s effective income tax rate was 9.5% and 8.7% for the three and nine months ended September 28, 2024, respectively, compared to (6.8)% and 2.0% for the three and nine months ended September 30, 2023, respectively.
The changes in the effective tax rate for the three and nine months ended September 28, 2024 compared to the prior year primarily relate to discrete divestiture activity recorded during the three and nine months ended September 30, 2023 and the integration of the CMC Materials acquisition.
Net income Due to the factors noted above, the Company recorded net income of $77.6 million, or $0.51 per diluted share, in the three months ended September 28, 2024, compared to net income of $33.2 million, or $0.22 per diluted share, in the three months ended September 30, 2023.
In the nine months ended September 28, 2024, the Company recorded net income of $190.5 million, or $1.26 per diluted share, compared to net income of $142.7 million, or $0.95 per diluted share, in the nine months ended September 30, 2023.
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
The following table compares non-GAAP financial measures for the three and nine months ended September 28, 2024 and September 30, 2023, both in dollars and as a percentage of net sales, for each caption.

	Three months ended			Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	Percent Change	September 28, 2024	September 30, 2023	Percent Change
Adjusted Operating Income	$185,852	$195,715	(5)%	$542,820	$601,404	(10)%
Adjusted operating margin - as a % of net sales	23.0%	22.0%		22.7%	22.2%

Adjusted EBITDA	$232,950	$235,346	(1)%	$682,668	$731,529	(7)%
Adjusted EBITDA - as a % of net sales	28.8%	26.5%		28.5%	27.0%

Non-GAAP EPS	$0.77	$0.68	13%	$2.16	$2.00	8%

The decrease in Adjusted Operating Income and Adjusted EBITDA for the three months ended September 28, 2024 compared to the year-ago period is generally attributable to higher ER&D expenses. The decrease in Adjusted Operating Income and Adjusted EBITDA for the nine months ended September 28, 2024 compared to the year-ago period is generally attributable to the decreases in sales and higher ER&D expenses, partially offset by lower SG&A expenses. The increase in Non-GAAP EPS for the three months ended September 28, 2024 compared to the year-ago period is primarily attributable to lower interest expense, partially offset by higher ER&D expenses. The increase in Non-GAAP EPS for the nine months ended September 28, 2024 compared to the year-ago period is primarily attributable to lower interest expense and SG&A expenses, partially offset by a decrease in sales and higher ER&D expenses.

Segment Analysis
The Company currently reports its financial performance based on three reporting segments. The following is a discussion of the results of operations of these three business segments. See Note 13 to the condensed consolidated financial statements for additional information on the Company’s three segments.
The following table presents selected net sales and segment profit data for the Company’s three reportable segments, along with unallocated general and administrative expenses, for the three and nine months ended September 28, 2024 and September 30, 2023.

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Materials Solutions
Net sales	$346,634	$435,538	1,039,003	1,324,502
Segment profit	71,706	56,955	209,098	243,171
Microcontamination Control
Net sales	$286,995	$286,217	$848,628	$839,128
Segment profit	96,704	101,132	276,968	297,790
Advanced Materials Handling
Net sales	$182,177	$180,248	$533,256	$589,457
Segment profit	30,611	31,642	84,197	115,637
Unallocated general and administrative expenses	$16,554	$21,429	$42,426	$94,964
Materials Solutions (MS)
For the third quarter of 2024, MS net sales decreased to $346.6 million, down 20% compared to $435.5 million in the comparable period last year. The sales decrease was driven primarily by the absence of $132.3 million in sales associated with divested businesses included in the prior year sales, partially offset by increased sales from polishing solution products. MS reported a segment profit of $71.7 million in the third quarter of 2024, up 26% from $57.0 million segment profit in the year-ago period. The segment profit increase was primarily associated with the absence of a goodwill impairment charge of $15.9 million related to the EC reporting unit in the year-ago period (see Note 3 to our condensed consolidated financial statements for further discussion).

For the nine months ended September 28, 2024, MS net sales decreased to $1,039.0 million, down 22% compared to $1,324.5 million in the comparable period last year. The sales decrease was driven primarily by the absence of $387.4 million in sales associated with divested businesses included in the prior year sales, partially offset by increased sales from polishing solution products. MS reported a segment profit of $209.1 million for the nine months ended September 28, 2024, a decrease of 14.0% from $243.2 million segment profit in the year-ago period. The segment profit decrease was primarily associated with (1) the absence of a $154.8 million gain resulting from the termination of the alliance agreement with MacDermid Enthone in the year-ago period and (2) a $13.0 million long-lived asset impairment charge in the first quarter of 2024 related to the long-lived assets of a small, industrial specialty chemicals business, partially offset with (3) the absence of a goodwill impairment charge of $104.8 million related to the EC reporting unit in the year-ago period, (4) the absence of $28.6 million loss on sale of business and held-for-sale in the year-ago period, (5) the absence of $7.6 million related to restructuring charges, (6) $4.3 million gain associated with sale of the PIM business, and (7) improved plant performance and volume leverage.
Microcontamination Control (MC)
For the third quarter of 2024, MC net sales increased to $287.0 million compared to $286.2 million in the comparable period last year. The sales increase was mainly due to increased sales primarily from gas purification products, partially offset by lower sales of our liquid filtration products. MC reported a segment profit of $96.7 million in the third quarter of 2024, down 4% from $101.1 million in the year-ago period. The segment profit decrease was primarily due to higher ER&D costs and increased costs associated with the ramp up of our new facility in Taiwan.
For the nine months ended September 28, 2024, MC net sales increased to $848.6 million, up 1% compared to $839.1 million in the comparable period last year. The sales increase was mainly due to increased sales primarily from gas purification products, partially offset by lower sales of our liquid filtration and gas filtration products. MC reported a segment profit of $277.0 million in the nine months ended September 28, 2024, down 7% from $297.8 million in the year-ago period. The segment profit decrease was primarily due to higher ER&D costs and increased costs associated with the ramp up of our new facility in Taiwan.
Advanced Materials Handling (AMH)
For the third quarter of 2024, AMH net sales increased to $182.2 million, up 1% compared to $180.2 million in the comparable period last year. The sales increase was due to higher sales of our microenvironment solution products, partially offset by lower sales of our fluid handling products. AMH reported a segment profit of $30.6 million in the third quarter of 2024, down 3% from $31.6 million in the year-ago period. The segment profit decrease was primarily due to higher employee costs.
For the nine months ended September 28, 2024, AMH net sales decreased to $533.3 million, down 10% compared to $589.5 million in the comparable period last year. The sales decrease was due to lower sales across most product lines related to lower semiconductor market demand. AMH reported a segment profit of $84.2 million in the nine months ended September 28, 2024, down 27% from $115.6 million in the year-ago period. The segment profit decrease was primarily due to lower sales volume and increased costs associated with the ramp up of our new facility in Taiwan.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $16.6 million in the third quarter of 2024, compared to $21.4 million in the comparable period last year. The $4.9 million decrease is primarily due to a $9.9 million decrease in integration, deal and transaction costs related to the acquisition of CMC Materials, partially offset by a $2.6 million increase in employee costs, primarily due to the timing of the annual equity award grant and $3.0 million increase in non-income tax expense.
Unallocated general and administrative expenses totaled $42.4 million in the nine months ended September 28, 2024, compared to $95.0 million in the comparable period last year. The $52.5 million decrease is primarily due to a $45.3 million decrease in integration, deal and transaction costs related to the acquisition of CMC Materials and a decrease of $6.7 million in employee costs, primarily due to the timing of the annual equity award grant.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

In thousands	September 28, 2024	December 31, 2023
Cash and cash equivalents	$432,072	$456,929
Working capital	1,128,398	1,463,332
Total debt, net of unamortized discount and debt issuance costs	4,125,690	4,577,141

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

In summary, our cash flows for each period were as follows:

	Nine months ended
(in thousands)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	455,625	486,371
Net cash provided by (used in) investing activities	40,832	(22,726)
Net cash used in financing activities	(523,596)	(417,467)
(Decrease) increase in cash, cash equivalents and restricted cash	(24,857)	30,581

Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $455.6 million in the nine months ended September 28, 2024, compared to $486.4 million in the nine months ended September 30, 2023. This decrease was driven by a $123.5 million change in operating assets and liabilities, partially offset by a $92.8 million increase of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities for the nine months ended September 28, 2024 were driven by changes in trade accounts receivable, inventories, and accounts payable and accrued liabilities. The change in trade accounts receivables was mainly due to increased sales at the end of the period. The change in inventories was mainly due to an increase in business activity. The change in accounts payable and accrued liabilities was primarily driven by timing of payments to vendors.
Investing activities Cash flows provided by investing activities totaled $40.8 million in the nine months ended September 28, 2024, compared to cash flows used in investing activities of $22.7 million in the nine months ended September 30, 2023. The increase resulted primarily from an increase in proceeds from divestitures of $116.5 million and a reduction of cash paid for acquisition of property, plant and equipment of $120.1 million, partially offset by the absence of net proceeds from termination of the alliance agreement with MacDermid Enthone of $169.3 million.
Financing activities Cash used in financing activities totaled $523.6 million during the nine months ended September 28, 2024, compared to cash used in financing activities of $417.5 million during the nine months ended September 30, 2023. The increase was primarily due to the net debt activity, which was a use of cash of $473.8 million during the nine months ended September 28, 2024 compared to $390.0 million during the nine months ended September 30, 2023 and lower proceeds from the issuance of common stock of $16.6 million compared to the previous period.
Our total dividend payments were $45.5 million in the nine months ended September 28, 2024 compared to $45.2 million in the nine months ended September 30, 2023. We have paid a cash dividend in each quarter since the fourth quarter of 2017. On October 16, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on November 20, 2024 to shareholders of record on the close of business on October 30, 2024.
Other Liquidity and Capital Resources Considerations
Debt

(In thousands)	September 28, 2024	December 31, 2023
Senior secured term loans B due 2029 at 4.71%	$900,000	$1,373,774
Senior secured notes due 2029 at 4.75%	1,600,000	1,600,000
Senior unsecured notes due 2030 at 5.95%	895,000	895,000
Senior unsecured notes due 2029 at 3.625%	400,000	400,000
Senior unsecured notes due 2028 at 4.375%	400,000	400,000
Revolving Facility due 2027 at 7.08%	—	—
Total debt (par value)	$4,195,000	$4,668,774

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

During the nine months ended September 28, 2024, the Company repaid $473.8 million, net of borrowings under the term loans B under the Term Loan Facility.
Through September 28, 2024, the Company was in compliance with the financial covenants under its debt arrangements.
The Company has commitments under our senior secured revolving credit facility due 2027 (the “Revolving Facility”) of $575.0 million. The Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, either a base rate (such as prime rate) or SOFR, plus, in each case, an applicable margin. During the nine months ended September 28, 2024, the Company borrowed and repaid $30.0 million under this Revolving Facility and no balance was outstanding at September 28, 2024.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent to an aggregate of approximately $7.0 million. During the nine months ended September 28, 2024, there were no borrowings under this line of credit and no balance was outstanding at September 28, 2024.
Cash and cash equivalents and cash requirements

(In thousands)	September 28, 2024	December 31, 2023
U.S.	$163,422	$154,015
Non-U.S.	268,650	302,914
Cash and cash equivalents	432,072	456,929
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
Adjusted EBITDA is defined by the Company as net income before, as applicable, (1) equity in net loss of affiliate, (2) income tax expense, (3) interest expense, (4) interest income, (5) other (income) expense, net, (6) goodwill impairment, (7) deal and transaction costs, (8) integration costs, (9) restructuring costs, (10) acquired tax equalization asset reduction, (11) (gain) loss on sale of certain businesses and held-for-sale, net, (12) gain on termination of alliance agreement, (13) impairment of long-lived assets, (14) amortization of intangible assets and (15) depreciation. Adjusted Operating Income is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP Net Income is defined by the Company as net income before, as applicable, (1) goodwill impairment, (2) deal and transaction costs, (3) integration costs, (4) restructuring costs, (5) acquired tax equalization asset reduction, (6) loss on extinguishment of debt and modification, (7) (gain) loss on sale of certain businesses and held-for-sale, net, (8) gain on termination of alliance agreement, (9) Infineum termination fee, net, (10) impairment of long-lived assets, (11) amortization of intangible assets, and (12) the tax effect of the foregoing adjustments to net income. Non-GAAP EPS is defined as our Non-GAAP Net Income divided by our diluted weighted-average shares outstanding.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$807,694	$888,239	$2,391,371	$2,711,635
Net income	$77,582	$33,212	$190,544	$142,692
Net income - as a % of net sales	9.6%	3.7%	8.0%	5.3%
Adjustments to net income:
Equity in net loss of affiliates	262	139	685	269
Income tax expense (benefit)	8,190	(2,127)	18,335	2,851
Interest expense	51,666	77,820	162,726	244,874
Interest income	(1,247)	(2,226)	(5,401)	(5,854)
Other (income) expense, net	(212)	10,243	17,050	13,309
GAAP – Operating income	136,241	117,061	383,939	398,141
Operating margin - as a % of net sales	16.9%	13.2%	16.1%	14.7%
Goodwill impairment [1]	—	15,913	—	104,785
Deal and transaction costs [2]	—	—	—	3,001
Integration costs:
Professional fees [3]	287	6,756	2,574	32,068
Severance costs [4]	139	(454)	794	1,873
Retention costs [5]	—	45	—	1,687
Other costs [6]	—	3,953	—	10,087
Restructuring costs [7]	—	1,202	—	12,444
Acquired tax equalization asset reduction [8]	2,959	—	2,959	—
(Gain) loss on sale of businesses and held-for-sale assets, net[9]	—	—	(4,311)	28,579
Gain on termination of alliance agreement [10]	—	—	—	(154,754)
Impairment of long-lived assets [11]	—	—	12,967	—
Amortization of intangible assets [12]	46,226	51,239	143,898	163,493
Adjusted Operating Income	185,852	195,715	542,820	601,404
Adjusted operating margin - as a % of net sales	23.0%	22.0%	22.7%	22.2%
Depreciation	47,098	39,631	139,848	130,125
Adjusted EBITDA	$232,950	$235,346	$682,668	$731,529

Adjusted EBITDA – as a % of net sales	28.8%	26.5%	28.5%	27.0%
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
8 Represents an asset reduction of an acquired tax equalization asset from the CMC Materials acquisition.
9 (Gain) loss from the sale of certain businesses and held-for-sale assets, net.
10 Gain on termination of the alliance agreement with MacDermid Enthone.
11 Impairment of long-lived assets.
12 Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and EPS

	Three months ended		Nine months ended
(In thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$77,582	$33,212	$190,544	$142,692
Adjustments to net income:
Goodwill impairment [1]	—	15,913	—	104,785
Deal and transaction costs [2]	—	—	—	3,001
Integration costs:
Professional fees [3]	287	6,756	2,574	32,068
Severance costs [4]	139	(454)	794	1,873
Retention costs [5]	—	45	—	1,687
Other costs [6]	—	3,953	—	10,087
Restructuring costs [7]	—	1,202	—	12,444
Acquired tax equalization asset reduction [8]	2,959	—	2,959	—
Loss on extinguishment of debt and modification [9]	—	4,532	12,347	12,893
(Gain) loss on sale of businesses and held-for-sale assets, net [10]	—	—	(4,311)	28,579
Gain on termination of alliance agreement [11]	—	—	—	(154,754)
Infineum termination fee, net [12]	—	—	—	(10,877)
Impairment of long-lived assets [13]	—	—	12,967	—
Amortization of intangible assets [14]	46,226	51,239	143,898	163,493
Tax effect of adjustments to net income and discrete tax items [15]	(9,611)	(12,810)	(33,309)	(46,996)
Non-GAAP Net Income	$117,582	$103,588	$328,463	$300,975

Diluted earnings per common share	$0.51	$0.22	$1.26	$0.95
Effect of adjustments to net income	0.26	0.46	0.91	1.05
Diluted Non-GAAP EPS	$0.77	$0.68	$2.16	$2.00

Diluted weighted averages shares outstanding	151,924	151,229	151,820	150,816
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
8 Represents an asset reduction of an acquired tax equalization asset from the CMC Materials acquisition.
9 Non-recurring loss on extinguishment of debt and modification of our Existing Credit Agreement.
10 (Gain) loss from the sale of certain businesses and held-for-sale assets, net.
11 Gain on termination of the alliance agreement with MacDermid Enthone.
12 Non-recurring gain from Infineum termination fee.
13 Impairment of long-lived assets.
14 Non-cash amortization expense associated with intangibles acquired in acquisitions.
15 The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the market risk disclosures contained therein.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of September 28, 2024. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of September 28, 2024, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common stock during the quarter ended September 28, 2024 under a board-authorized common stock repurchase plan.
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
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements
During the quarter ended September 28, 2024, no director or officer, as defined in Rule 16a-1 under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

ENTEGRIS, INC.

Date: November 4, 2024	/s/ Linda LaGorga
Linda LaGorga
Senior Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)