Form 10-Q
period 2025-03-29
ENTEGRIS INC
filed 2025-05-07
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 151.4 million shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED March 29, 2025

Cautionary Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report. They are not guarantees of future performance and they involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.

These risks and uncertainties include, but are not limited to, fluctuations in the demand for semiconductors and the overall volume of semiconductor manufacturing; the impact of global economic uncertainty, including financial market volatility, which may cause or exacerbate negative trends in consumer spending, inflationary pressures and interest rate fluctuations, economic recessions, national debt and bank failures, which may limit our ability to access cash, raw material shortages, supply and labor constraints, and price increases; fluctuations in the Company’s revenues and operating results and their impact on the Company’s stock price; supply chain interruptions and the Company’s dependence on sole, single and limited source suppliers; risks related to the Company’s international operations, including challenges in hiring and integrating workers in different countries, maintaining appropriate business practices across the varied jurisdictions in which we operate, and engaging and managing global, regional and local third-party service providers; the impact of regional and global instabilities, hostilities and geopolitical uncertainty, including, but not limited to, the ongoing conflicts between Ukraine and Russia, and between Israel and Hamas, as well as the global responses thereto; export controls, economic sanctions, and similar restrictions; tariffs, additional taxes, and other protectionist measures resulting from international trade disputes, strained international relations, and changes in foreign and national security policy; the concentration and consolidation of the Company’s customer base; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and to introduce new products to meet customers’ rapidly changing requirements; manufacturing and other operational disruptions or delays; IT system failures, network disruptions, and cybersecurity risks; the risks associated with the use and manufacture of hazardous materials; goodwill impairment; challenges in attracting and retaining qualified personnel; the Company’s ability to protect and enforce intellectual property rights; the Company’s environmental, social, and governance commitments; legal and regulatory risks, including changes in laws and regulations related to the environment, health and safety, accounting standards, and corporate governance, across the jurisdictions in which the Company operates; changes in taxation or adverse tax rulings; the ability to obtain government incentives and the possibility that competitors will benefit from government incentives for which the Company does not qualify; the amount and consequences of the Company’s indebtedness, its ability to repay its debt and to obtain future financing, and the Company’s obligations under its current outstanding credit facilities; volatility in the Company’s stock price; the payment of cash dividends and the adoption of future share repurchase programs; the Company’s ability to effectively implement any organizational changes; challenges associated with a potential change of control; substantial competition; the Company’s ability to identify, complete and integrate acquisitions, joint ventures, divestitures or other similar transactions; the impacts of climate change; and other matters. These risks and uncertainties also include, but are not limited to, the risk factors and additional information described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2025, including under the heading “Risk Factors” in Item 1A, and in the Company’s other periodic filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	March 29, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$340.9	$329.2
Trade accounts and notes receivable, net of allowance for credit losses of $2.3 and $3.1	500.5	495.3
Inventories, net	671.5	638.1
Deferred tax charges and refundable income taxes	38.0	39.6
Assets held-for-sale	4.6	5.5
Other current assets	114.7	108.6
Total current assets	1,670.2	1,616.3
Property, plant and equipment, net of accumulated depreciation of $1,103.7 and $1,057.4	1,652.6	1,622.9
Right-of-use assets - Operating lease	61.0	62.5
Right-of-use assets - Finance lease	20.4	20.9
Goodwill	3,943.9	3,943.6
Intangible assets, net of accumulated amortization of $1,046.1 and $999.6	1,045.3	1,091.7
Deferred tax assets and other noncurrent tax assets	13.8	12.5
Other noncurrent assets	24.2	24.2
Total assets	$8,431.4	$8,394.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$174.6	$193.3
Accrued payroll and related benefits	69.8	114.7
Accrued interest payable	74.1	24.3
Liabilities held-for-sale	0.9	1.2
Other accrued liabilities	107.5	111.2
Income taxes payable	85.7	80.5
Total current liabilities	512.6	525.2
Long-term debt, net of unamortized discount and debt issuance costs of $60.5 and $63.9	3,984.5	3,981.1
Pension benefit obligations and other liabilities	59.5	54.5
Deferred tax liabilities and other noncurrent tax liabilities	54.7	70.2
Long term lease liability - Operating lease	52.7	53.7
Long term lease liability - Finance lease	18.0	18.4
Equity:
Preferred stock, par value $0.01; 5.0 shares authorized; none issued and outstanding as of March 29, 2025 and December 31, 2024	—	—
Common stock, par value $0.01; 400.0 shares authorized; issued and outstanding shares as of March 29, 2025: 151.5 and 151.3, respectively; issued and outstanding shares as of December 31, 2024: 151.3 and 151.1, respectively	1.5	1.5
Treasury stock, at cost: 0.2 shares held as of March 29, 2025 and December 31, 2024	(7.1)	(7.1)
Additional paid-in capital	2,392.1	2,385.3
Retained earnings	1,431.6	1,383.9
Accumulated other comprehensive loss	(68.7)	(72.1)
Total equity	3,749.4	3,691.5
Total liabilities and equity	$8,431.4	$8,394.6
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In millions, except per share data)	March 29, 2025	March 30, 2024
Net sales	$773.2	$771.0
Cost of sales	416.7	419.2
Gross profit	356.5	351.8
Selling, general and administrative expenses	103.3	112.2
Engineering, research and development expenses	84.8	71.8
Amortization of intangible assets	46.1	50.2
Operating income	122.3	117.6
Interest expense	51.0	57.4
Interest income	(1.4)	(3.0)
Other expense, net	1.3	14.3
Income before income tax expense	71.4	48.9
Income tax expense	8.2	3.4
Equity in net loss of affiliates	0.3	0.2
Net income	$62.9	$45.3

Basic earnings per common share	$0.42	$0.30
Diluted earnings per common share	$0.41	$0.30

Weighted average shares outstanding:
Basic	151.4	150.5
Diluted	152.0	151.7
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Net income	$62.9	$45.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.4	(9.7)
Defined benefit pension adjustments	(0.1)	(0.4)
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $0.6 and $0.3 for the three months ended March 29, 2025, and March 30, 2024, respectively	(1.9)	(1.0)
Other comprehensive income (loss), net of tax	3.4	(11.1)
Comprehensive income	$66.3	$34.2
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2023	150.6	(0.2)	150.4	$1.5	$(7.1)	$2,305.4	$1,151.7	$(61.8)	$0.3	$18.6	$3,408.6
Shares issued under stock plans	0.4	—	0.4	—	—	(5.5)	—	—	—	—	(5.5)
Share-based compensation expense	—	—	—	—	—	7.9	—	—	—	—	7.9
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.0)	—	—	—	(15.0)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	—	—	—	—	—	(9.7)	—	—	(9.7)
Net income	—	—	—	—	—	—	45.3	—	—	—	45.3
Balance at March 30, 2024	151.0	(0.2)	150.8	$1.5	$(7.1)	$2,307.8	$1,182.0	$(71.5)	$(0.1)	$17.6	$3,430.2

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2024	151.3	(0.2)	151.1	$1.5	$(7.1)	$2,385.3	$1,383.9	$(77.6)	$—	$5.5	$3,691.5
Shares issued under stock plans	0.2	—	0.2	—	—	(6.6)	—	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	—	13.4	—	—	—	—	13.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	62.9	—	—	—	62.9
Balance at March 29, 2025	151.5	(0.2)	151.3	$1.5	$(7.1)	$2,392.1	$1,431.6	$(72.2)	$(0.1)	$3.6	$3,749.4

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Operating activities:
Net income	$62.9	$45.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.9	45.3
Amortization	46.1	50.2
Share-based compensation expense	13.4	7.9
Provision for deferred income taxes	(16.2)	(11.3)
Loss on extinguishment of debt	—	10.6
Gain from sale of business	—	(4.8)
Charge for excess and obsolete inventory	11.8	12.7
Impairment of long-lived assets	—	13.0
Amortization of debt issuance costs and original issuance discounts	3.5	4.1
Other	3.9	4.6
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(1.5)	23.2
Inventories	(45.2)	(34.9)
Accounts payable and accrued liabilities	9.6	(8.9)
Other current assets	(3.6)	(9.7)
Income taxes payable and refundable income taxes	5.6	(1.9)
Other	0.2	1.8
Net cash provided by operating activities	140.4	147.2
Investing activities:
Acquisition of property, plant and equipment	(108.0)	(66.6)
Proceeds from sale of business, net	—	249.6
Other	(0.3)	(2.0)
Net cash (used in) provided by investing activities	(108.3)	181.0
Financing activities:
Proceeds from revolving credit facility	180.0	—
Payments of revolving credit facility	(180.0)	—
Proceeds from long-term debt	—	224.5
Payments of long-term debt	—	(643.3)
Payments for dividends	(15.4)	(15.3)
Issuance of common stock	1.4	9.0
Taxes paid related to net share settlement of equity awards	(8.0)	(14.4)
Other	(0.4)	(0.4)
Net cash used in financing activities	(22.4)	(439.9)
Effect of exchange rate changes on cash and cash equivalents	2.0	(4.5)
Increase (decrease) in cash and cash equivalents	11.7	(116.2)
Cash and cash equivalents at beginning of period	329.2	456.9
Cash and cash equivalents at end of period	$340.9	$340.7
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Non-cash transactions:
Equipment purchases in accounts payable	$27.2	$13.9
Due from buyer on sale of business	—	1.8
Dividend payable	0.6	0.5
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	—	12.4
Income taxes paid, net of refunds received	19.2	17.5
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations Entegris, Inc. (“Entegris”, the “Company”, “us”, “we”, or “our”) is a leading supplier of critical advanced materials and process solutions for the semiconductor and other high-technology industries.
Principles of Consolidation The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of March 29, 2025 and December 31, 2024, the results of operations and comprehensive income for the three months ended March 29, 2025 and March 30, 2024, the equity statements as of and for the three months ended March 29, 2025 and March 30, 2024, and cash flows for the three months ended March 29, 2025 and March 30, 2024.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto included in the Company’s Annual Report. The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Pronouncements The Company currently has no material recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The updated standard is effective for our annual reporting periods beginning in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. Prospective or retrospective application of the amendments in this ASU is permitted. The updated standard is effective for our annual reporting periods beginning in fiscal year 2027 and interim reporting periods beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

2. REVENUES
The following table provides information about disaggregated net sales by customer category:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Semiconductor:
Fabs	$473.1	$445.9
Equipment and Engineering	112.9	114.2
Chemical and Materials	78.1	78.8
Semi Distributor and Other	70.0	61.7
Non-Semi	39.1	70.4
Total net sales	$773.2	$771.0
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in Other accrued liabilities in the condensed consolidated balance sheets.

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Balance at beginning of period	$41.7	$69.0
Revenue recognized that was included in the contract liability balance at the beginning of the period	(29.0)	(29.7)
Increases due to cash received, excluding amounts recognized as revenue during the period	26.0	26.7
Balance at end of period	$38.7	$66.0
3. LONG-LIVED ASSET IMPAIRMENT
The Company recorded an impairment charge of $13.0 million related to the long-lived assets of a small, industrial specialty chemicals business that reports within the Materials Solutions (“MS”) segment due to a change in the fair value of the reporting unit for the three months ended March 30, 2024. The impairment is classified as Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. No further impairment charge was recorded in the three months ended March 29, 2025. The fair value of the reporting unit was determined using a market-based approach. We consider this a Level 3 measurement in the fair value hierarchy. This business remains classified as an asset held-for-sale as of March 29, 2025; see Note 4 for further discussion.

4. ASSETS HELD-FOR-SALE AND DIVESTITURE
Assets Held-For-Sale - Other

During the fourth quarter of 2023, the Company began the process to sell a small, industrial specialty chemicals business that reports within the MS segment. The related assets and liabilities of the business were classified as held-for-sale in the Company’s condensed consolidated balance sheets and measured at the lower of their carrying amount or fair value less cost to sell. The assets and liabilities continue to be marketed for sale and are classified as held-for-sale at March 29, 2025.

The proposed disposition of the business did not, and as of March 29, 2025, does not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the proposed disposition does not represent a strategic shift that had, or is expected to have, a major effect on the Company’s operations and financial results.

Assets held-for-sale and liabilities held-for-sale recorded on the balance sheet were $4.6 million and $0.9 million, respectively, as of March 29, 2025. The loss before income taxes attributable to the business was not significant for the three months ended March 29, 2025 and March 30, 2024, except for the impairment charge of $13.0 million as noted in Note 3 for the three months ended March 30, 2024.

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

The Company received gross cash proceeds of $263.2 million, or net proceeds of $256.2 million, and may receive up to $25.0 million in cash earn-out payments contingent upon the performance of the PIM business in 2025 and 2026. The carrying amount of net assets associated with the PIM business was approximately $252.8 million. As a result of the sale of the PIM business, the Company recognized a pre-tax gain of $4.8 million, inclusive of a $1.0 million gain reclassified from Accumulated other comprehensive loss for foreign currency translation, presented in Selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 30, 2024. The Company recorded an income tax expense associated with the PIM divestiture of approximately $1.1 million for the three months ended March 30, 2024.

The disposition of the PIM business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.
5. INVENTORIES
Inventories consisted of the following:

(In millions)	March 29, 2025	December 31, 2024
Raw materials	$253.2	$231.0
Work-in-process	54.8	59.6
Finished goods (1)	363.5	347.5
Total inventories, net	$671.5	$638.1
(1) Includes consignment inventories held by customers of $24.4 million and $24.0 million at March 29, 2025 and December 31, 2024, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
As described in Note 12, the Company realigned its segments in the fourth quarter of 2024. The Company combined its previous segments, Advanced Materials Handling and Microcontamination Control, into the new Advanced Purity Solutions (“APS”) segment. All prior periods have been recast to reflect the change.
Goodwill activity for each of the Company’s reportable segments, MS and APS, was as follows at March 29, 2025 and December 31, 2024:

(In millions)	MS	APS	Total
December 31, 2024	$3,631.3	$312.3	$3,943.6
Foreign currency translation	—	0.3	0.3
March 29, 2025	$3,631.3	$312.6	$3,943.9
Identifiable intangible assets at March 29, 2025 and December 31, 2024 consisted of the following:

	March 29, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256.8	$638.1	$618.7
Trademarks and trade names	172.0	51.5	120.5
Customer relationships	630.5	333.4	297.1
In-process research and development (1)	6.6	—	6.6
Other	25.5	23.1	2.4
	$2,091.4	$1,046.1	$1,045.3

	December 31, 2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256.7	$601.7	$655.0
Trademarks and trade names	172.0	48.8	123.2
Customer relationships	630.5	326.5	304.0
In-process research and development (1)	6.6	—	6.6
Other	25.5	22.6	2.9
	$2,091.3	$999.6	$1,091.7
(1) Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we move the asset to developed technology, determine the useful life and begin amortizing the assets.
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at March 29, 2025:

(In millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expense	$139.2	$182.5	$178.9	$176.4	$110.7	$257.6	$1,045.3
7. DEBT
The Company’s debt as of March 29, 2025 and December 31, 2024 consisted of the following:

(In millions)	March 29, 2025	December 31, 2024
Senior secured term loans B due 2029 at 4.71% (1)	$750.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	4,045.0	4,045.0
Less: Unamortized discount and debt issuance costs	(60.5)	(63.9)
Total long-term debt, net	$3,984.5	$3,981.1
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of March 29, 2025 were as follows:

(In millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt obligation maturities*	$—	$—	$—	$400.0	$2,750.0	$895.0	$4,045.0
* Senior secured term loans B subject to Excess Cash Flow payments to the lenders.
(1) The Company entered into a floating-to-fixed swap contract on its variable rate debt under our senior secured term loan facility due 2029. The effective interest rate after consideration of this floating-to-fixed swap contract was 4.71%. Refer to Note 9 for a description of our interest rate swap contract.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million. There were no borrowings outstanding under the Revolving Facility as of March 29, 2025 and December 31, 2024.

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

	Fair Value Measurements at Reporting Date Using
(In millions)	Level 1		Level 2		Level 3		Total
Assets:	March 29, 2025	December 31, 2024	March 29, 2025	December 31, 2024	March 29, 2025	December 31, 2024	March 29, 2025	December 31, 2024
Cash and cash equivalents	$340.9	$329.2	$—	$—	$—	$—	$340.9	$329.2
Derivative financial instruments - interest rate swap - cash flow hedge	—	—	4.7	7.1	—	—	4.7	7.1
Total	$340.9	$329.2	$4.7	$7.1	$—	$—	$345.6	$336.3
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of March 29, 2025 and December 31, 2024 were as follows:

	March 29, 2025		December 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$3,984.5	$3,924.7	$3,981.1	$3,909.3
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
The notional amounts of our derivative instruments were as follows:

(In millions)
Derivatives designated as hedging instruments:	March 29, 2025	December 31, 2024
Interest rate swap contract - cash flow hedge	$750.0	$750.0
The fair values of our derivative instruments included in the condensed consolidated balance sheets were as follows:

(In millions)		Derivative Assets
Derivatives designated as hedging instruments:	Condensed Consolidated Balance Sheets Location	March 29, 2025	December 31, 2024
Interest rate swap contract - cash flow hedge	Other current assets	$4.7	$7.1
The following table summarizes the effects of our derivative instruments on our condensed consolidated statements of operations:

		Gain recognized in Condensed Consolidated Statements of Operations
(In millions)		Three months ended
Derivatives designated as hedging instruments:	Condensed Consolidated Statements of Operations Location	March 29, 2025	March 30, 2024
Interest rate swap contract - cash flow hedge	Interest expense	$(2.6)	$(11.3)
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive loss:

	Loss recognized in Accumulated other comprehensive income (loss)
(In millions)	Three months ended
Derivatives designated as hedging instruments:	March 29, 2025	March 30, 2024
Interest rate swap contract - cash flow hedge	$(1.9)	$(1.0)
We expect approximately $4.7 million to be reclassified from Accumulated other comprehensive loss into Interest expense through December 31, 2025, related to our interest rate swap based on projected rates of the SOFR forward curve as of March 29, 2025.
10. EARNINGS PER COMMON SHARE
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

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Basic—weighted average common shares outstanding	151.4	150.5
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	0.6	1.2
Diluted—weighted average common shares and common shares equivalent outstanding	152.0	151.7

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 29, 2025 and March 30, 2024:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Shares excluded from calculations of diluted EPS	0.6	0.1
11. OTHER EXPENSE, NET
Other expense, net for the three months ended March 29, 2025 and March 30, 2024 consisted of the following:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Loss on foreign currency transactions	$2.1	$1.6
Loss on extinguishment of debt and modification	—	11.6
Other (income) expense	(0.8)	1.1
Other expense, net	$1.3	$14.3
12. SEGMENT INFORMATION
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
The Company’s method for measuring profitability on a reportable segment basis is segment profit. Segment profit is defined as net sales less direct and indirect segment operating expenses, including certain general and administrative costs for the Company’s human resources, finance and information technology functions. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. Inter-segment sales are presented as an elimination below. The remaining unallocated expenses consist mainly of the Company’s corporate functions as well as interest expense, interest income, amortization of intangible assets and income tax expense.
The Company’s chief operating decision maker (CODM) is the President and Chief Executive Officer. For each of the reportable segments, the CODM uses segment profit (based on each segment’s target model) for determining the allocation of resources (including employees, financial, or capital resources) to the segments to achieve the Company’s strategic plan and to assess the performance of each segment by monitoring actual results against performance targets established in the Company's annual budget and forecasting process. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not regularly reviewed by the Company’s CODM.

Summarized financial information for the Company’s reportable segments is shown in the following tables for the three months ended March 29, 2025 and March 30, 2024:

	March 29, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$341.4	$433.9	$(2.1)	$773.2
Cost of sales	183.4	235.4	(2.1)	416.7
Operating expenses	83.0	90.4	—	173.4
Segment profit	$75.0	$108.1	$—	$183.1

	March 30, 2024
(In millions)	MS	APS	Inter-segment	Total
Net sales	$350.0	$423.3	$(2.3)	$771.0
Cost of sales	195.5	226.0	(2.3)	419.2
Operating expenses	87.4	86.1	—	173.5
Segment profit	$67.1	$111.2	$—	$178.3

The following table reconciles total segment profit to income before income tax expense for the three months ended March 29, 2025 and March 30, 2024:

(In millions)	March 29, 2025	March 30, 2024
Total segment profit	$183.1	$178.3
Less:
Amortization of intangible assets	46.1	50.2
Unallocated general and administrative expenses	14.7	10.5
Operating income	122.3	117.6
Interest expense	51.0	57.4
Interest income	(1.4)	(3.0)
Other expense, net	1.3	14.3
Income before income tax expense	$71.4	$48.9
The following tables summarize depreciation and capital expenditures for the Company’s reportable segments for the three months ended March 29, 2025 and March 30, 2024:

(In millions)	March 29, 2025	March 30, 2024
Depreciation:
MS	$22.4	$22.3
APS	27.5	23.0
Total depreciation	$49.9	$45.3

(In millions)	March 29, 2025	March 30, 2024
Capital expenditures:
MS	$35.7	$23.2
APS	72.3	43.4
Total capital expenditures	$108.0	$66.6

In the following tables, revenue is disaggregated by customers’ country or region based on the ship to location of the customer for the three months ended March 29, 2025 and March 30, 2024, respectively.

	March 29, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$66.2	$84.9	$(2.1)	$149.0
Taiwan	62.0	113.7	—	175.7
China	71.4	82.0	—	153.4
South Korea	49.5	52.5	—	102.0
Japan	31.9	38.3	—	70.2
Europe	24.8	37.2	—	62.0
Southeast Asia	35.6	25.3	—	60.9
	$341.4	$433.9	$(2.1)	$773.2

	March 30, 2024
(In millions)	MS	APS	Inter-segment	Total
North America	$96.7	$78.9	$(2.3)	$173.3
Taiwan	54.9	100.2	—	155.1
China	55.2	94.6	—	149.8
South Korea	46.9	52.7	—	99.6
Japan	30.4	39.0	—	69.4
Europe	34.3	39.0	—	73.3
Southeast Asia	31.6	18.9	—	50.5
	$350.0	$423.3	$(2.3)	$771.0

13. GOVERNMENT GRANTS
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
The grant is subject to certain conditions, including compliance with applicable federal regulations, progress milestones, and reporting requirements as set forth by the U.S. Department of Commerce. As of March 29, 2025, the Company has not received any disbursements.
14. SUBSEQUENT EVENTS
Dividend
On April 16, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on May 21, 2025, to shareholders of record on the close of business on April 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A “Risk Factors” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) as well as our other U.S. Securities and Exchange Commission (“SEC”) filings for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report. The Company assumes no obligation to publicly release the results of any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Overview

The Company is a leading supplier of critical advanced materials and process solutions for the semiconductor and other high-technology industries. We leverage our unique breadth of capabilities to help our customers improve their productivity, product performance and technology in the most advanced manufacturing environments.

Our business is organized and operated in two operating segments.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on a Saturday. The Company’s fiscal quarters in 2025 end on March 29, 2025, June 28, 2025, September 27, 2025 and December 31, 2025.

Global Trade Environment

Recent and continuing developments in U.S. and foreign trade policy have heightened global trade tensions and sparked significant uncertainty in macroeconomic and geopolitical environments, particularly with respect to China. The nature of our global business exposes us to risks associated with trade conflicts between the U.S. and its trading partners. Additionally, our U.S. manufacturing operations rely on a global supply chain to manufacture our products, including, in some instances, raw materials from China. The recent tariffs and other similar trade policies may increase our sourcing and manufacturing costs, force us to find alternative suppliers, or result in manufacturing and delivery delays. As a result, we may face a reduction in the demand for, and in the competitiveness of, our products, harm to our relationships with our customers, and decreased profitability. These issues may be exacerbated by the overall macroeconomic uncertainty stemming from current trade tensions which may slow economic growth and negatively impact the demand for products containing semiconductors, thereby decreasing the demand for our products.

Our strategy has been, and will continue to be, to build a resilient and robust supply chain and a global manufacturing footprint near our customers. While this strategy mitigates the financial and operational impact of these trade policies, we expect that our business will be impacted, particularly in the near term, with respect to our products manufactured in the United States and sold to customers located in China. Given the dynamic nature of this situation, the direct and indirect impact to our customers and our business is difficult to quantify; however, we will continue to closely monitor this evolving situation, further leverage our global footprint and regional supply chain, and explore additional options to mitigate this volatility.
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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates.

Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024
The following table compares operating results for the three months ended March 29, 2025 and March 30, 2024, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in millions)	March 29, 2025		March 30, 2024
Net sales	$773.2	100.0%	$771.0	100.0%
Cost of sales	416.7	53.9	419.2	54.4
Gross profit	356.5	46.1	351.8	45.6
Selling, general and administrative expenses	103.3	13.4	112.2	14.6
Engineering, research and development expenses	84.8	11.0	71.8	9.3
Amortization of intangible assets	46.1	6.0	50.2	6.5
Operating income	122.3	15.8	117.6	15.3
Interest expense	51.0	6.6	57.4	7.4
Interest income	(1.4)	(0.2)	(3.0)	(0.4)
Other expense, net	1.3	0.2	14.3	1.9
Income before income tax expense	71.4	9.2	48.9	6.3
Income tax expense	8.2	1.1	3.4	0.4
Equity in net loss of affiliates	0.3	—	0.2	—
Net income	$62.9	8.1%	$45.3	5.9%
Net sales For the three months ended March 29, 2025, net sales were approximately flat at $773.2 million, compared to $771.0 million for the three months ended March 30, 2024. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the three months ended March 30, 2024	$771.0
Increase primarily associated with volume	41.5
Decrease associated with divestiture	(33.9)
Decrease associated with effect of foreign currency translation	(5.4)
Net sales in the three months ended March 29, 2025	$773.2
As described in the table above, net sales were approximately flat. During the three months ended March 29, 2025, a $41.5 million increase in sales primarily due to increased semiconductor market demand was partially offset by a decrease in net sales attributable to (i) the absence of sales totaling $33.9 million resulting from the divestiture of the PIM business and (ii) a reduction of $5.4 million of sales attributable to unfavorable foreign currency translations, primarily related to the weakening of the Korean won, Japanese yen and Taiwanese dollar relative to the U.S. dollar compared to the quarter ended March 30, 2024.

On a geographic basis, sales percentage by customers’ country or region for the three months ended March 29, 2025 and March 30, 2024 and the percentage increase (decrease) in sales for the three months ended March 29, 2025 compared to the sales for the three months ended March 30, 2024 were as follows:

	Three months ended
	March 29, 2025	March 30, 2024	Percentage increase (decrease) in sales
North America	19%	22%	(14%)
Taiwan	23%	20%	13%
China	20%	19%	2%
South Korea	13%	13%	2%
Japan	9%	9%	1%
Europe	8%	10%	(15%)
Southeast Asia	8%	7%	21%
The decrease in sales to customers in North America primarily relates to the absence of sales resulting from the divestiture of the PIM business, partially offset by increased demand for our APS products. The increase in sales to customers in Taiwan primarily relates to increased demand for our APS products. The increase in sales to customers in China primarily relates to increased demand for our MS products, partially offset by decreased demand of our APS products. The increase in sales to customers in South Korea primarily relates to increased demand of our MS products. The increase in sales to customers in Japan primarily relates to increased demand for our MS products. The decrease in sales to customers in Europe primarily relates to decreased demand for our MS products. The increase in sales to customers in Southeast Asia primarily relates to increased demand for our MS and APS products.
Gross margin The following table sets forth gross margin (gross profit as a percentage of net revenues):

	Three months ended
	March 29, 2025	March 30, 2024	Percentage point change
Gross margin:	46.1%	45.6%	0.5
Gross margin increased by 0.5 percentage points for the three months ended March 29, 2025, compared to the same period in the prior year. Gross margin increased primarily due to improved plant performance.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $103.3 million in the three months ended March 29, 2025, compared to $112.2 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the quarter ended March 30, 2024	$112.2
Impairment of long-lived assets in 2024, see Note 3 to the Company’s Condensed Consolidated Financial Statements	(13.0)
Integration costs	(2.1)
Gain on sale of PIM business in 2024	4.8
Other increases, net	1.4
Selling, general and administrative expenses in the quarter ended March 29, 2025	$103.3
Engineering, research and development expenses The Company’s engineering, research and development (“ER&D”) efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $84.8 million in the three months ended March 29, 2025 compared to $71.8 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the quarter ended March 30, 2024	$71.8
Employee costs	3.6
Project related expenses	6.4
Depreciation expense	1.6
Other increases, net	1.4
Engineering, research and development expenses in the quarter ended March 29, 2025	$84.8
Amortization expenses Amortization of intangible assets was $46.1 million in the three months ended March 29, 2025, compared to $50.2 million for the three months ended March 30, 2024. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized.
Interest income Interest income was $1.4 million in the three months ended March 29, 2025, compared to $3.0 million in the three months ended March 30, 2024. The decrease primarily reflects lower average interest rates.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs and original issuance discounts associated with such borrowings. Interest expense was $51.0 million in the three months ended March 29, 2025, compared to $57.4 million in the three months ended March 30, 2024. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other expense, net Other expense, net was $1.3 million in the three months ended March 29, 2025 and consisted mainly of foreign currency transaction losses of $2.1 million. Other expense, net was $14.3 million in the three months ended March 30, 2024 and consisted mainly of a loss of extinguishment of debt of $11.6 million associated with the repayments on the senior secured term loan facility and foreign currency transaction losses of $1.6 million.
Income tax expense Income tax expense was $8.2 million in the three months ended March 29, 2025, compared to income tax expense of $3.4 million in the three months ended March 30, 2024. The Company’s effective income tax rate was 11.5% for the three months ended March 29, 2025, compared to 7.0% for the three months ended March 30, 2024.
The change in the effective tax rate from 2024 to 2025 primarily relates to an increase in discrete expense of $3.1 million recorded in connection with share-based compensation.
The Organization for Economic Co-operation and Development (OECD) introduced Base Erosion and Profit Shifting (BEPS) Pillar 2 rules that impose a global minimum tax rate of 15%. Several countries enacted legislation to implement proposals from BEPS Pillar 2 beginning in 2024, with legislation in additional countries becoming effective during fiscal 2025. We have evaluated the impact of this legislation based on Entegris’ current global landscape and do not believe it will have a material impact on our effective tax rate. We will continue to monitor the ongoing legislation throughout the year and evaluate the future potential impact on our consolidated financial statements and related disclosures.
Net income Due to the factors noted above, the Company recorded net income of $62.9 million, or $0.41 per diluted share, in the three months ended March 29, 2025, compared to net income of $45.3 million, or $0.30 per diluted share, in the three months ended March 30, 2024.
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

The following table compares non-GAAP financial measures for the three months ended March 29, 2025 and March 30, 2024, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(In millions)	March 29, 2025	March 30, 2024	Percent Change
Adjusted Operating Income	$170.8	$178.1	(4)%
Adjusted Operating Margin - as a % of net sales	22.1%	23.1%

Adjusted EBITDA	$220.7	$223.4	(1)%
Adjusted EBITDA - as a % of net sales	28.5%	29.0%

Non-GAAP EPS	$0.67	$0.68	(1)%
The decrease in Adjusted Operating Income and Adjusted EBITDA for the three months ended March 29, 2025 compared to the year-ago period is generally attributable to higher ER&D expenses, partially offset by higher gross profit. The decrease in Non-GAAP EPS for the three months ended March 29, 2025 compared to the year-ago period is primarily attributable to higher ER&D expenses, partially offset by lower interest expense and higher gross profit.
Segment Analysis
The Company currently reports its financial performance based on two reporting segments. The following is a discussion of the results of operations of these two business segments. See Note 12 to the condensed consolidated financial statements for additional information on the Company’s two segments.
In the fourth quarter of 2024, the Company realigned its segments in order to align its segment financial reporting with a change in its business structure. All prior period amounts related to the segment change have been recast for comparability.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments, along with unallocated general and administrative expenses, for the three months ended March 29, 2025 and March 30, 2024.

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Materials Solutions
Net sales	$341.4	$350.0
Segment profit	75.0	67.1
Advanced Purity Solutions
Net sales	$433.9	$423.3
Segment profit	108.1	111.2
Unallocated general and administrative expenses	$14.7	$10.5
Materials Solutions (MS)
For the first quarter of 2025, MS net sales decreased to $341.4 million, down 2% compared to $350.0 million in the comparable period last year. The sales decrease was driven primarily by the absence of $33.9 million included in prior-year sales resulting from the divestiture of the PIM business, partially offset by increased sales from CMP consumable products. MS reported a segment profit of $75.0 million in the first quarter of 2025, up 12% from $67.1 million segment profit in the year-ago period. The segment profit increase was primarily associated with the absence of the long-lived asset impairment charge of $13.0 million in the year-ago period (see Note 3 to our condensed consolidated financial statements for further discussion) and improved plant performance, partially offset by the absence of a $4.8 million gain associated with the sale of the PIM business in the year-ago period (see Note 4 to our condensed consolidated financial statements for further discussion) and the absence of segment profit associated with the divestiture of the PIM business.
Advanced Purity Solutions (APS)
For the first quarter of 2025, APS net sales increased to $433.9 million, up 3% compared to $423.3 million in the comparable period last year. The sales increase was mainly due to increased sales primarily from gas purification and gas filtration products. APS reported a segment profit of $108.1 million in the first quarter of 2025, down 3% from $111.2 million in the year-ago period. The segment profit decrease was primarily due to unfavorable product mix.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $14.7 million in the first quarter of 2025, up 40% compared to $10.5 million in the comparable period last year. The $4.2 million increase is primarily due to a $3.6 million increase in share-based compensation expense, primarily due to the timing of the grant of the Company’s annual equity awards.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In millions)	March 29, 2025	December 31, 2024
Cash and cash equivalents	$340.9	$329.2
Working capital	1,157.6	1,091.1
Total debt, net of unamortized discount and debt issuance costs	3,984.5	3,981.1

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
We may seek to take advantage of opportunities to raise additional capital through debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. As of March 29, 2025, we have not experienced difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$140.4	$147.2
Net cash (used in) provided by investing activities	(108.3)	181.0
Net cash used in financing activities	(22.4)	(439.9)
Increase (decrease) in cash and cash equivalents	11.7	(116.2)
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $140.4 million in the three months ended March 29, 2025, compared to $147.2 million in the three months ended March 30, 2024. This decrease was driven by a $4.5 million change in operating assets and liabilities and a $2.3 million decrease of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities for the three months ended March 29, 2025 were driven by changes in inventories, and accounts payable and accrued liabilities. The change in inventories was mainly due to a decrease in business activity. The change in accounts payable and accrued liabilities was primarily driven by timing of payments to vendors.
Investing activities Cash flows used in investing activities totaled $108.3 million in the three months ended March 29, 2025, compared to cash flows provided by investing activities of $181.0 million in the three months ended March 30, 2024. The decrease resulted primarily from a decrease in proceeds from divestiture of $249.6 million, partially offset by an increase in cash paid for acquisition of property, plant and equipment of $41.4 million.
Financing activities Cash used in financing activities totaled $22.4 million during the three months ended March 29, 2025, compared to cash used in financing activities of $439.9 million during the three months ended March 30, 2024. The decrease was primarily due to decreased net debt activity of $418.8 million compared to the prior period.

Our total dividend payments were $15.4 million in the three months ended March 29, 2025 compared to $15.3 million in the three months ended March 30, 2024. We have paid a cash dividend in each quarter since the fourth quarter of 2017. On April 16, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on May 21, 2025 to shareholders of record on the close of business on April 30, 2025.
Other Liquidity and Capital Resources Considerations
Debt

(In millions)	March 29, 2025	December 31, 2024
Senior secured term loans B due 2029 at 4.71% (1)	$750.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	$4,045.0	$4,045.0
(1) The Company entered into a floating-to-fixed swap contract on its variable rate debt under our senior secured term loan facility due 2029. The effective interest rate after consideration of this floating-to-fixed swap contract was 4.71%. Refer to Note 9 for a description of our interest rate swap contract.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75% or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million. During the three months ended March 29, 2025, the Company borrowed and repaid $180.0 million under this Revolving Facility and no balance was outstanding at March 29, 2025.
Through March 29, 2025, the Company was in compliance with the financial covenants under its debt arrangements.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent in the aggregate to approximately $6.6 million. During the three months ended March 29, 2025, there were no borrowings under this line of credit and there was no balance was outstanding at March 29, 2025.
Cash and cash equivalents and cash requirements

(In millions)	March 29, 2025	December 31, 2024
U.S.	$14.5	$49.0
Non-U.S.	326.4	280.2
Cash and cash equivalents	$340.9	$329.2
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
There were no material changes to the cash requirements from our Annual Report that were outside the ordinary course of business.
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
Adjusted EBITDA is defined by the Company as net income before, as applicable, (1) equity in net loss of affiliate, (2) income tax expense, (3) interest expense, (4) interest income, (5) other expense, net, (6) integration costs, (7) restructuring costs, (8) gain on sale of business, (9) impairment of long-lived assets, (10) amortization of intangible assets, and (11) depreciation. Adjusted Operating Income is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP Net Income is defined by the Company as net income before, as applicable, (1) integration costs, (2) restructuring costs, (3) loss on extinguishment of debt and modification, (4) gain on sale of business, (5) impairment of long-lived assets, (6) amortization of intangible assets, and (7) the tax effect of the foregoing adjustments to net income. Non-GAAP EPS is defined as our Non-GAAP Net Income divided by our diluted weighted-average shares outstanding.
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
Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Net sales	$773.2	$771.0
Net income	$62.9	$45.3
Net income - as a % of net sales	8.1%	5.9%
Adjustments to net income:
Equity in net loss of affiliates	0.3	0.2
Income tax expense	8.2	3.4
Interest expense	51.0	57.4
Interest income	(1.4)	(3.0)
Other expense, net	1.3	14.3
GAAP – Operating income	122.3	117.6
Operating margin - as a % of net sales	15.8%	15.3%
Integration costs:
Professional fees [1]	—	2.0
Severance costs [2]	—	0.1
Restructuring costs [3]	2.4	—
Gain on sale of business [4]	—	(4.8)
Impairment of long-lived assets [5]	—	13.0
Amortization of intangible assets [6]	46.1	50.2
Adjusted Operating Income	170.8	178.1
Adjusted operating margin - as a % of net sales	22.1%	23.1%
Depreciation	49.9	45.3
Adjusted EBITDA	$220.7	$223.4

Adjusted EBITDA – as a % of net sales	28.5%	29.0%
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of CMC Materials.
3 Restructuring charges resulting from discrete cost saving initiatives.
4 Gain from the sale of PIM business.
5 Impairment of long-lived assets.
6 Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and EPS

	Three months ended
(In millions, except per share data)	March 29, 2025	March 30, 2024
Net income	$62.9	$45.3
Adjustments to net income:
Integration costs:
Professional fees [1]	—	2.0
Severance costs [2]	—	0.1
Restructuring costs [3]	2.4	—
Loss on extinguishment of debt and modification [4]	—	11.6
Gain on sale of business [5]	—	(4.8)
Impairment of long-lived assets [6]	—	13.0
Amortization of intangible assets [7]	46.1	50.2
Tax effect of adjustments to net income and discrete tax items [8]	(9.9)	(13.6)
Non-GAAP Net Income	$101.5	$103.8

Diluted earnings per common share	$0.41	$0.30
Effect of adjustments to net income	0.25	0.39
Diluted Non-GAAP EPS	$0.67	$0.68

Diluted weighted average shares outstanding	152.0	151.7
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of CMC Materials.
3 Restructuring charges resulting from discrete cost saving initiatives.
4 Non-recurring loss on extinguishment of debt and modification of our Existing Credit Agreement in 2024.
5 Gain from the sale of PIM business.
6 Impairment of long-lived assets.
7 Non-cash amortization expense associated with intangibles acquired in acquisitions.
8 The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

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
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of March 29, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of March 29, 2025, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Except for the risk factor set forth below, there have been no material changes to the risk factors described in our Annual Report.

Recent tariffs and other trade actions taken by the U.S. and other countries where we do business have increased, and may continue to increase, our import and export costs, potentially requiring us to increase our prices or find alternative suppliers which, in turn, may harm our relationships with customers, reduce demand for our products and decrease our profitability.

Beginning in the first quarter of 2025, the U.S. government has imposed a series of tariffs on products imported into the U.S. In response to these tariffs and other changes in U.S. trade policy, several countries, including China, have threatened or imposed retaliatory tariffs on U.S. exports. The continuing imposition of tariffs by the U.S. and others may also give rise to further escalations of protectionist and retaliatory trade measures.

These tariffs and other trade measures could have a material adverse effect on our business, results of operations, or financial condition. Our business and operating results are heavily dependent on international trade. We import raw materials and finished goods into the U.S. and we export products from the U.S. to our customers throughout the world, including those in China. Because of the recent tariffs and other trade restrictions, we have experienced increased and additional costs with respect to our import and export of such materials, finished goods, and products, and we may continue to experience these costs. In turn, we may be required to increase the prices of our products, which may reduce demand and harm our relationships with our customers. If we do not, or are unable to, increase prices without reducing demand, we may experience reduced profitability. Furthermore, retaliatory tariffs imposed by countries where we have significant sales, like China, could cause our customers to source products from local and non-U.S. competitors, which could further reduce demand for, and the overall competitiveness of, our products and decrease our market share. Additionally, we may be required to source our materials from alternative suppliers which could significantly increase our costs, lead to significant delays, and result in reliability or quality issues, all of which could harm our reputation and decrease demand for our products. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common stock during the quarter ended March 29, 2025 under a board-authorized common stock repurchase plan.
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

Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements

On February 21, 2025, Olivier Blachier, our Senior Vice President and Chief Strategy Officer, terminated a Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan was originally adopted on February 16, 2024 for the sale of up to 5,379.5 shares of the Company’s common stock and was to expire on November 21, 2025, or upon the earlier completion of all authorized transactions under the plan.

On February 21, 2025, Mr. Blachier entered into a new Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Blachier’s plan provides for the sale of up to 4,010 shares of the Company’s common stock, with the first potential trade occurring on May 22, 2025. The plan expires on April 30, 2026, or upon the earlier completion of all authorized transactions under the plan.

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

ENTEGRIS, INC.

Date: May 7, 2025	/s/ Linda LaGorga
Linda LaGorga
Senior Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)