Form 10-Q
period 2025-06-28
ENTEGRIS INC
filed 2025-07-30
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, there were 151.6 million shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED June 28, 2025

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

These risks and uncertainties include, but are not limited to, fluctuations in the demand for semiconductors and the overall volume of semiconductor manufacturing; the impact of global economic uncertainty, including financial market volatility, which may cause or exacerbate negative trends in consumer spending, inflationary pressures and interest rate fluctuations, economic recessions, national debt and bank failures, which may limit our ability to access cash; raw material shortages, supply and labor constraints, and price increases; fluctuations in the Company’s revenues and operating results and their impact on the Company’s stock price; supply chain interruptions and the Company’s dependence on sole, single and limited source suppliers; risks related to the Company’s international operations, including challenges in hiring and integrating workers in different countries, maintaining appropriate business practices across the varied jurisdictions in which we operate, and engaging and managing global, regional and local third-party service providers; the impact of regional and global instabilities, hostilities and geopolitical uncertainty, including, but not limited to, the ongoing conflicts between Ukraine and Russia, between Israel and Hamas and other conflicts in the Middle East, as well as the global responses thereto; export controls, economic sanctions, and similar restrictions; tariffs, additional taxes, and other protectionist measures resulting from international trade disputes, strained international relations, and changes in foreign and national security policy; the concentration and consolidation of the Company’s customer base; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and to introduce new products to meet customers’ rapidly changing requirements; manufacturing and other operational disruptions or delays; IT system failures, network disruptions, and cybersecurity risks; the risks associated with the use and manufacture of hazardous materials; goodwill impairment; challenges in attracting and retaining qualified personnel; the Company’s ability to protect and enforce intellectual property rights; the Company’s environmental, social, and governance commitments; legal and regulatory risks, including changes in laws and regulations related to the environment, health and safety, accounting standards, and corporate governance, across the jurisdictions in which the Company operates; changes in taxation or adverse tax rulings; the ability to obtain government incentives and the possibility that competitors will benefit from government incentives for which the Company does not qualify; the amount and consequences of the Company’s indebtedness, its ability to repay its debt and to obtain future financing, and the Company’s obligations under its current outstanding credit facilities; volatility in the Company’s stock price; the payment of cash dividends and the adoption of future share repurchase programs; the Company’s ability to effectively implement any organizational changes; substantial competition; the Company’s ability to identify, complete and integrate acquisitions, joint ventures, divestitures or other similar transactions; the impacts of climate change; and other matters. These risks and uncertainties also include, but are not limited to, the risk factors and additional information described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2025, including under the heading “Risk Factors” in Item 1A, and in the Company’s other periodic filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	June 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$376.8	$329.2
Trade accounts and notes receivable, net of allowance for credit losses of $3.8 and $3.1	494.1	495.3
Inventories, net	694.6	638.1
Deferred tax charges and refundable income taxes	42.2	39.6
Assets held-for-sale	4.8	5.5
Other current assets	93.0	108.6
Total current assets	1,705.5	1,616.3
Property, plant and equipment, net of accumulated depreciation of $1,147.4 and $1,057.4	1,662.3	1,622.9
Right-of-use assets - Operating lease	59.1	62.5
Right-of-use assets - Finance lease	20.2	20.9
Goodwill	3,944.9	3,943.6
Intangible assets, net of accumulated amortization of $1,092.6 and $999.6	999.0	1,091.7
Deferred tax assets and other noncurrent tax assets	33.9	12.5
Other noncurrent assets	24.6	24.2
Total assets	$8,449.5	$8,394.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50.0	$—
Accounts payable	156.8	193.3
Accrued payroll and related benefits	84.3	114.7
Accrued interest payable	33.9	24.3
Liabilities held-for-sale	0.9	1.2
Other accrued liabilities	114.7	111.2
Income taxes payable	76.6	80.5
Total current liabilities	517.2	525.2
Long-term debt, net of unamortized discount and debt issuance costs of $57.2 and $63.9	3,937.8	3,981.1
Pension benefit obligations and other liabilities	65.1	54.5
Deferred tax liabilities and other noncurrent tax liabilities	51.9	70.2
Long term lease liability - Operating lease	50.6	53.7
Long term lease liability - Finance lease	17.8	18.4
Equity:
Preferred stock, par value $0.01; 5.0 shares authorized; none issued and outstanding as of June 28, 2025 and December 31, 2024	—	—
Common stock, par value $0.01; 400.0 shares authorized; issued and outstanding shares as of June 28, 2025: 151.6 and 151.4, respectively; issued and outstanding shares as of December 31, 2024: 151.3 and 151.1, respectively	1.5	1.5
Treasury stock, at cost: 0.2 shares held as of June 28, 2025 and December 31, 2024	(7.1)	(7.1)
Additional paid-in capital	2,408.7	2,385.3
Retained earnings	1,469.1	1,383.9
Accumulated other comprehensive loss	(63.1)	(72.1)
Total equity	3,809.1	3,691.5
Total liabilities and equity	$8,449.5	$8,394.6
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$792.4	$812.7	$1,565.6	$1,583.7
Cost of sales	440.9	436.9	857.6	856.1
Gross profit	351.5	375.8	708.0	727.6
Selling, general and administrative expenses	115.1	116.3	218.4	228.5
Engineering, research and development expenses	84.3	81.9	169.1	153.7
Amortization of intangible assets	46.0	47.5	92.1	97.7
Operating income	106.1	130.1	228.4	247.7
Interest expense	52.4	53.7	103.4	111.1
Interest income	(1.9)	(1.2)	(3.3)	(4.2)
Other (income) expense, net	(0.2)	3.0	1.1	17.3
Income before income tax expense	55.8	74.6	127.2	123.5
Income tax expense	2.8	6.7	11.0	10.1
Equity in net loss of affiliates	0.2	0.2	0.5	0.4
Net income	$52.8	$67.7	$115.7	$113.0

Basic earnings per common share	$0.35	$0.45	$0.76	$0.75
Diluted earnings per common share	$0.35	$0.45	$0.76	$0.74

Weighted average shares outstanding:
Basic	151.6	150.8	151.5	150.7
Diluted	151.9	151.8	152.0	151.8
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$52.8	$67.7	$115.7	$113.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.2	(5.1)	12.6	(14.8)
Defined benefit pension adjustments	—	—	(0.1)	(0.4)
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $0.4 and $1.0 for the three and six months ended June 28, 2025, respectively, and $0.8 and $1.1 for the three and six months ended June 29, 2024, respectively	(1.6)	(2.7)	(3.5)	(3.7)
Other comprehensive income (loss), net of tax	5.6	(7.8)	9.0	(18.9)
Comprehensive income	$58.4	$59.9	$124.7	$94.1

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2023	150.6	(0.2)	150.4	$1.5	$(7.1)	$2,305.4	$1,151.7	$(61.8)	$0.3	$18.6	$3,408.6
Shares issued under stock plans	0.4	—	0.4	—	—	(5.5)	—	—	—	—	(5.5)
Share-based compensation expense	—	—	—	—	—	7.9	—	—	—	—	7.9
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.0)	—	—	—	(15.0)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	—	—	—	—	—	(9.7)	—	—	(9.7)
Net income	—	—	—	—	—	—	45.3	—	—	—	45.3
Balance at March 30, 2024	151.0	(0.2)	150.8	$1.5	$(7.1)	$2,307.8	$1,182.0	$(71.5)	$(0.1)	$17.6	$3,430.2
Shares issued under stock plans	0.1	—	0.1	—	—	0.6	—	—	—	—	0.6
Share-based compensation expense	—	—	—	—	—	26.9	—	—	—	—	26.9
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(2.7)	(2.7)
Foreign currency translation	—	—	—	—	—	—	—	(5.1)	—	—	(5.1)
Net income	—	—	—	—	—	—	67.7	—	—	—	67.7
Balance at June 29, 2024	151.1	(0.2)	150.9	$1.5	$(7.1)	$2,335.3	$1,234.5	$(76.6)	$(0.1)	$14.9	$3,502.4

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2024	151.3	(0.2)	151.1	$1.5	$(7.1)	$2,385.3	$1,383.9	$(77.6)	$—	$5.5	$3,691.5
Shares issued under stock plans	0.2	—	0.2	—	—	(6.6)	—	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	—	13.4	—	—	—	—	13.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	62.9	—	—	—	62.9
Balance at March 29, 2025	151.5	(0.2)	151.3	$1.5	$(7.1)	$2,392.1	$1,431.6	$(72.2)	$(0.1)	$3.6	$3,749.4
Shares issued under stock plans	0.1	—	0.1	—	—	(2.0)	—	—	—	—	(2.0)
Share-based compensation expense	—	—	—	—	—	18.6	—	—	—	—	18.6
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Foreign currency translation	—	—	—	—	—	—	—	7.2	—	—	7.2
Net income	—	—	—	—	—	—	52.8	—	—	—	52.8
Balance at June 28, 2025	151.6	(0.2)	151.4	$1.5	$(7.1)	$2,408.7	$1,469.1	$(65.0)	$(0.1)	$2.0	$3,809.1

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In millions)	June 28, 2025	June 29, 2024
Operating activities:
Net income	$115.7	$113.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101.2	92.7
Amortization	92.1	97.7
Share-based compensation expense	32.0	34.8
Provision for deferred income taxes	(35.5)	(24.1)
Loss on extinguishment of debt	—	11.4
Gain from sale of businesses	—	(4.3)
Charge for excess and obsolete inventory	20.3	21.1
Impairment of long-lived assets	6.3	13.0
Amortization of debt issuance costs and original issuance discounts	7.0	7.8
Other	8.4	6.3
Changes in operating assets and liabilities:
Trade accounts and notes receivable	8.8	(11.9)
Inventories	(76.2)	(50.7)
Accounts payable and accrued liabilities	(25.7)	(42.6)
Other current assets	11.7	3.1
Income taxes payable and refundable income taxes	(12.5)	(16.9)
Other	0.3	8.0
Net cash provided by operating activities	253.9	258.4
Investing activities:
Acquisition of property, plant and equipment	(174.5)	(125.9)
Proceeds from sale of business, net	—	249.6
Other	(0.4)	(1.9)
Net cash (used in) provided by investing activities	(174.9)	121.8
Financing activities:
Proceeds from revolving credit facility	507.0	30.0
Payments of revolving credit facility	(507.0)	(30.0)
Proceeds from long-term debt	—	224.5
Payments of long-term debt	—	(698.3)
Payments for dividends	(30.6)	(30.4)
Issuance of common stock	1.5	10.5
Taxes paid related to net share settlement of equity awards	(10.1)	(15.3)
Other	(1.0)	(0.9)
Net cash used in financing activities	(40.2)	(509.9)
Effect of exchange rate changes on cash and cash equivalents	8.8	(7.2)
Increase (decrease) in cash and cash equivalents	47.6	(136.9)
Cash and cash equivalents at beginning of period	329.2	456.9
Cash and cash equivalents at end of period	$376.8	$320.0

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Six months ended
(In millions)	June 28, 2025	June 29, 2024
Non-cash transactions:
Equipment purchases in accounts payable	$25.0	$23.7
Due from buyer on sale of business	—	1.2
Dividend payable	0.7	0.6
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	85.0	107.0
Income taxes paid, net of refunds received	60.9	53.0
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
Use of Estimates The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, right-of-use assets, goodwill, intangibles, accrued expenses, short-term and long-term lease liabilities, income taxes and related accounts, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of June 28, 2025 and December 31, 2024, the results of operations and comprehensive income for the three and six months ended June 28, 2025 and June 29, 2024, the equity statements as of and for the three and six months ended June 28, 2025 and June 29, 2024, and cash flows for the six months ended June 28, 2025 and June 29, 2024.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 28, 2025 are not necessarily indicative of the results to be expected for the full year.
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

2. REVENUES
The following table provides information about disaggregated net sales by customer category:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Semiconductor:
Fabs	$489.1	$504.3	$962.2	$950.2
Equipment and Engineering	119.5	126.4	232.4	240.6
Chemical and Materials	76.9	78.3	155.0	157.1
Semi Distributor and Other	65.8	63.6	135.8	125.3
Non-Semi	41.1	40.1	80.2	110.5
Total net sales	$792.4	$812.7	$1,565.6	$1,583.7
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in Other accrued liabilities in the condensed consolidated balance sheets.

(In millions)	June 28, 2025	June 29, 2024
Balance at beginning of period	$41.7	$69.1
Revenue recognized that was included in the contract liability balance at the beginning of the period	(33.0)	(47.5)
Increases due to cash received, excluding amounts recognized as revenue during the period	39.4	31.6
Balance at end of period	$48.1	$53.2
3. LONG-LIVED ASSET IMPAIRMENT
The Company recorded an impairment charge of $13.0 million related to the long-lived assets of a small, industrial specialty chemicals business that reports within the Materials Solutions (“MS”) segment due to a change in the fair value of the reporting unit for the three months ended March 30, 2024. The impairment is classified as Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. No further impairment charge was recorded during the three and six months ended June 28, 2025. The fair value of the reporting unit was determined using a market-based approach. We consider this a Level 3 measurement in the fair value hierarchy. This business remains classified as an asset held-for-sale as of June 28, 2025. See Note 4 for further discussion.
During the second fiscal quarter of 2025, the Company recorded an impairment charge of $6.3 million related to long-lived assets as a result of restructuring initiatives that took place during the quarter. See Note 14 for further discussion.

4. ASSETS HELD-FOR-SALE AND DIVESTITURE
Assets Held-For-Sale - Other

During the fourth quarter of 2023, the Company began the process to sell a small, industrial specialty chemicals business that reports within the MS segment. The related assets and liabilities of the business were classified as held-for-sale in the Company’s condensed consolidated balance sheets and measured at the lower of their carrying amount or fair value less cost to sell. The assets and liabilities continue to be marketed for sale and are classified as held-for-sale at June 28, 2025.

The proposed disposition of the business did not, and as of June 28, 2025, does not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the proposed disposition does not represent a strategic shift that had, or is expected to have, a major effect on the Company’s operations and financial results.

Assets held-for-sale and liabilities held-for-sale recorded on the balance sheet were $4.8 million and $0.9 million, respectively, as of June 28, 2025. The loss before income taxes attributable to the business was not significant for the three and six months ended June 28, 2025 and June 29, 2024, except for the impairment charge of $13.0 million as noted in Note 3 for the six months ended June 29, 2024.

Divestiture - Pipeline and Industrial Materials
During the first fiscal quarter of 2024, the Company completed the sale of its Pipeline and Industrial Materials (“PIM”) business, which became part of the Company with the acquisition of CMC Materials, to SCF Partners, Inc. The PIM business specializes in the manufacture and sale of drag reducing agents and a range of valve maintenance products and services for the oil and gas industry, and reported into the MS segment of the Company.

The Company received gross cash proceeds of $263.2 million, or net proceeds of $256.2 million, and may receive up to $25.0 million in cash earn-out payments contingent upon the performance of the PIM business in 2025 and 2026. The carrying amount of net assets associated with the PIM business was approximately $252.8 million. As a result of the sale of the PIM business, the Company recognized a pre-tax loss (gain) of $0.5 million and of $(4.3) million, inclusive of a $1.0 million gain reclassified from Accumulated other comprehensive loss for foreign currency translation, presented in Selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 29, 2024. The Company recorded an income tax (benefit) expense associated with the PIM divestiture of approximately $(0.1) million and $1.0 million for the three and six months ended June 29, 2024.

The disposition of the PIM business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.
5. INVENTORIES
Inventories consisted of the following:

(In millions)	June 28, 2025	December 31, 2024
Raw materials	$260.3	$231.0
Work-in-process	48.1	59.6
Finished goods (1)	386.2	347.5
Total inventories, net	$694.6	$638.1
(1) Includes consignment inventories held by customers of $28.0 million and $24.0 million at June 28, 2025 and December 31, 2024, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
As described in Note 12, the Company realigned its segments in the fourth fiscal quarter of 2024. The Company combined its previous segments, Advanced Materials Handling and Microcontamination Control, into the new Advanced Purity Solutions (“APS”) segment. All prior periods have been recast to reflect the change.
Goodwill activity for each of the Company’s reportable segments, MS and APS, was as follows at June 28, 2025 and December 31, 2024:

(In millions)	MS	APS	Total
December 31, 2024	$3,631.3	$312.3	$3,943.6
Foreign currency translation	—	1.3	1.3
June 28, 2025	$3,631.3	$313.6	$3,944.9
Identifiable intangible assets at June 28, 2025 and December 31, 2024 consisted of the following:

	June 28, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256.9	$674.4	$582.5
Trademarks and trade names	172.0	54.2	117.8
Customer relationships	630.6	340.5	290.1
In-process research and development (1)	6.6	—	6.6
Other	25.5	23.5	2.0
	$2,091.6	$1,092.6	$999.0

	December 31, 2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256.7	$601.7	$655.0
Trademarks and trade names	172.0	48.8	123.2
Customer relationships	630.5	326.5	304.0
In-process research and development (1)	6.6	—	6.6
Other	25.5	22.6	2.9
	$2,091.3	$999.6	$1,091.7
(1) Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we move the asset to developed technology, determine the useful life and begin amortizing the assets.
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at June 28, 2025:

(In millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expense	$92.8	$182.5	$178.9	$176.4	$110.7	$257.7	$999.0
7. DEBT
The Company’s debt as of June 28, 2025 and December 31, 2024 consisted of the following:

(In millions)	June 28, 2025	December 31, 2024
Senior secured term loans B due 2029 at 4.71% (1)	$750.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	4,045.0	4,045.0
Less: Unamortized discount and debt issuance costs	(57.2)	(63.9)
Total debt, net	3,987.8	3,981.1
Less: Current portion of long-term debt	(50.0)	—
Total long-term debt, net	$3,937.8	$3,981.1
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of June 28, 2025 were as follows:

(In millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt obligation maturities*	$50.0 (3)	$—	$—	$400.0	$2,700.0	$895.0	$4,045.0
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
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million. There were no borrowings outstanding under the Revolving Facility as of June 28, 2025 and December 31, 2024.

(3) On June 30, 2025, the Company repaid a total of $50.0 million of the outstanding borrowings under the Term Loan Facility. The Company has classified the debt associated with the repayment as a current liability in the condensed consolidated balance sheets as of June 28, 2025, based on both its intent and ability to repay the debt within the next 12 months.
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

	Fair Value Measurements at Reporting Date Using
(In millions)	Level 1		Level 2		Level 3		Total
Assets:	June 28, 2025	December 31, 2024	June 28, 2025	December 31, 2024	June 28, 2025	December 31, 2024	June 28, 2025	December 31, 2024
Cash and cash equivalents	$376.8	$329.2	$—	$—	$—	$—	$376.8	$329.2
Derivative financial instruments - interest rate swap - cash flow hedge	—	—	2.6	7.1	—	—	2.6	7.1
Total	$376.8	$329.2	$2.6	$7.1	$—	$—	$379.4	$336.3
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of June 28, 2025 and December 31, 2024 were as follows:

	June 28, 2025		December 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$3,987.8	$3,991.8	$3,981.1	$3,909.3
9. DERIVATIVE INSTRUMENTS
The Company is exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates. One objective of the Company’s risk management program is to mitigate these risks using derivative instruments.
Cash Flow Hedges - Interest Rate Swap Contract
In July 2022, the Company entered into a floating-to-fixed swap agreement on its variable rate debt under our Term Loan Facility. The interest rate swap was designated specifically to the Term Loan Facility and qualifies as a cash flow hedge. The notional amount is scheduled to decrease quarterly and will expire on December 30, 2025. As with cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged. The effective portion is recorded as a component of Accumulated other comprehensive loss in the condensed consolidated balance sheets and will be reflected in earnings during the period the hedged transaction effects earnings, while the ineffective portion is recorded as a component of Interest expense in the condensed consolidated statements of operations.

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
The notional amounts of our derivative instruments were as follows:

(In millions)
Derivatives designated as hedging instruments:	June 28, 2025	December 31, 2024
Interest rate swap contract - cash flow hedge	$750.0	$750.0
The fair values of our derivative instruments included in the condensed consolidated balance sheets were as follows:

(In millions)		Derivative Assets
Derivatives designated as hedging instruments:	Condensed Consolidated Balance Sheets Location	June 28, 2025	December 31, 2024
Interest rate swap contract - cash flow hedge	Other current assets	$2.6	$7.1
The following table summarizes the effects of our derivative instruments on our condensed consolidated statements of operations:

		Loss (gain) recognized in Condensed Consolidated Statements of Operations
(In millions)		Three months ended		Six months ended
Derivatives designated as hedging instruments:	Condensed Consolidated Statements of Operations Location	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate swap contract - cash flow hedge	Interest expense	$2.5	$(6.4)	$(5.1)	$(17.7)
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive loss:

	Loss recognized in Accumulated other comprehensive loss
(In millions)	Three months ended		Six months ended
Derivatives designated as hedging instruments:	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate swap contract - cash flow hedge	$(1.6)	$(2.7)	$(3.5)	$(3.7)
We expect approximately $2.6 million to be reclassified from Accumulated other comprehensive loss into Interest expense through December 31, 2025, related to our interest rate swap based on projected rates of the SOFR forward curve as of June 28, 2025.
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

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic—weighted average common shares outstanding	151.6	150.8	151.5	150.7
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	0.3	1.0	0.5	1.1
Diluted—weighted average common shares and common shares equivalent outstanding	151.9	151.8	152.0	151.8

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 28, 2025 and June 29, 2024:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shares excluded from calculations of diluted EPS	1.8	0.5	0.9	0.3
11. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and six months ended June 28, 2025 and June 29, 2024 consisted of the following:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(Gain) loss on foreign currency transactions	$(0.1)	$2.7	2.0	4.3
Loss on extinguishment of debt and modification	—	0.8	—	12.4
Other (income) expense	(0.1)	(0.5)	(0.9)	0.6
Other (income) expense, net	$(0.2)	$3.0	$1.1	$17.3
12. SEGMENT INFORMATION
In the fourth fiscal quarter of 2024, the Company announced an internal reorganization, combining two complementary divisions into one and realigning its customer facing organization. Our business is now organized and operated in two operating segments as discussed below. All prior periods have been recast to reflect the change. These segments share common business systems and processes, technology centers and technology roadmaps.
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
The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. For each of the reportable segments, the CODM uses segment profit (based on each segment’s target model) for determining the allocation of resources (including employees, financial, or capital resources) to the segments to achieve the Company’s strategic plan and to assess the performance of each segment by monitoring actual results against performance targets established in the Company’s annual budget and forecasting process. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not regularly reviewed by the Company’s CODM.

Summarized financial information for the Company’s reportable segments is shown in the following tables for the three and six months ended June 28, 2025 and June 29, 2024:

	Three months ended
	June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$354.9	$439.9	$(2.4)	$792.4
Cost of sales	198.1	245.2	(2.4)	440.9
Operating expenses	84.3	98.8	—	183.1
Segment profit	$72.5	$95.9	$—	$168.4

	Three months ended
	June 29, 2024
(In millions)	MS	APS	Inter-segment	Total
Net sales	$342.3	$472.6	$(2.2)	$812.7
Cost of sales	184.8	254.3	(2.2)	436.9
Operating expenses	87.2	95.7	—	182.9
Segment profit	$70.3	$122.6	$—	$192.9

	Six months ended
	June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$696.3	$873.8	$(4.5)	$1,565.6
Cost of sales	381.5	480.6	(4.5)	857.6
Operating expenses	167.3	189.2	—	356.5
Segment profit	$147.5	$204.0	$—	$351.5

	Six months ended
	June 29, 2024
(In millions)	MS	APS	Inter-segment	Total
Net sales	$692.3	$895.9	$(4.5)	$1,583.7
Cost of sales	380.3	480.3	(4.5)	856.1
Operating expenses	174.6	181.8	—	356.4
Segment profit	$137.4	$233.8	$—	$371.2

The following table reconciles total segment profit to income before income tax expense for the three and six months ended June 28, 2025 and June 29, 2024:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total segment profit	$168.4	$192.9	$351.5	$371.2
Less:
Amortization of intangible assets	46.0	47.5	92.1	97.7
Unallocated general and administrative expenses	16.3	15.3	31.0	25.8
Operating income	106.1	130.1	228.4	247.7
Interest expense	52.4	53.7	103.4	111.1
Interest income	(1.9)	(1.2)	(3.3)	(4.2)
Other (income) expense, net	(0.2)	3.0	1.1	17.3
Income before income tax expense	$55.8	$74.6	$127.2	$123.5

The following tables summarize depreciation and capital expenditures for the Company’s reportable segments for the three and six months ended June 28, 2025 and June 29, 2024:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation:
MS	$23.0	$23.6	$45.4	$45.9
APS	28.3	23.8	55.8	46.8
Total depreciation	$51.3	$47.4	$101.2	$92.7

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Capital expenditures:
MS	$25.4	$15.7	$61.1	$38.9
APS	41.1	43.6	113.4	87.0
Total capital expenditures	$66.5	$59.3	$174.5	$125.9

In the following tables, net sales are disaggregated by customers’ country or region based on the ship to location of the customer for the three and six months ended June 28, 2025 and June 29, 2024, respectively.

	Three months ended June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$69.6	$76.7	$(2.4)	$143.9
Taiwan	70.6	104.6	—	175.2
China	71.5	93.5	—	165.0
South Korea	52.5	55.6	—	108.1
Japan	32.3	50.0	—	82.3
Europe	23.7	33.8	—	57.5
Southeast Asia	34.7	25.7	—	60.4
	$354.9	$439.9	$(2.4)	$792.4

	Three months ended June 29, 2024
(In millions)	MS	APS	Inter-segment	Total
North America	$78.9	$104.6	$(2.2)	$181.3
Taiwan	58.6	101.5	—	160.1
China	63.7	105.4	—	169.1
South Korea	50.4	52.2	—	102.6
Japan	28.6	44.3	—	72.9
Europe	27.9	41.2	—	69.1
Southeast Asia	34.2	23.4	—	57.6
	$342.3	$472.6	$(2.2)	$812.7

	Six months ended June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$135.8	$161.6	$(4.5)	$292.9
Taiwan	132.6	218.3	—	350.9
China	142.9	175.5	—	318.4
South Korea	102.0	108.1	—	210.1
Japan	64.2	88.3	—	152.5
Europe	48.5	71.0	—	119.5
Southeast Asia	70.3	51.0	—	121.3
	$696.3	$873.8	$(4.5)	$1,565.6

	Six months ended June 29, 2024
(In millions)	MS	APS	Inter-segment	Total
North America	$175.6	$183.5	$(4.5)	$354.6
Taiwan	113.5	201.7	—	315.2
China	118.9	200.0	—	318.9
South Korea	97.3	104.9	—	202.2
Japan	59.0	83.3	—	142.3
Europe	62.2	80.2	—	142.4
Southeast Asia	65.8	42.3	—	108.1
	$692.3	$895.9	$(4.5)	$1,583.7

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
The grant is subject to certain conditions, including compliance with applicable federal regulations, progress milestones, and reporting requirements as set forth by the U.S. Department of Commerce. As of June 28, 2025, the Company has not received any disbursements.
14. RESTRUCTURING COSTS

During the first two fiscal quarters of 2025, the Company initiated certain business restructuring activities aimed at improving operational efficiency and aligning resources with strategic priorities. These activities resulted in restructuring charges of $13.3 million and $15.7 million for the three and six months ended June 28, 2025, respectively, primarily related to a reduction in workforce and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives.
The charges related to these restructuring activities were recognized in the condensed consolidated statements of operations for the three and six months ended June 28, 2025 as follows:

	Three months ended June 28, 2025			Six months ended June 28, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
Cost of sales	$2.1	$—	$2.1	$2.3	$—	$2.3
Selling, general and administrative	3.4	6.3	9.7	5.0	6.3	11.3
Engineering, research and development	1.5	—	1.5	2.1	—	2.1
Total	$7.0	$6.3	$13.3	$9.4	$6.3	$15.7

Restructuring charges by reportable segment as well as unallocated corporate level charges for the three and six months ended June 28, 2025 were as follows:

	Three months ended June 28, 2025			Six months ended June 28, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
MS	$3.0	$—	$3.0	$3.1	$—	$3.1
APS	3.6	6.3	9.9	5.9	6.3	12.2
Unallocated corporate	0.4	—	0.4	0.4	—	0.4
Total	$7.0	$6.3	$13.3	$9.4	$6.3	$15.7
15. SUBSEQUENT EVENTS
Debt payment
On June 30, 2025, the Company repaid a total of $50.0 million of the outstanding borrowings under the Term Loan Facility. The Company has classified the debt associated with the repayment as a current liability in the condensed consolidated balance sheets as of June 28, 2025, based on both its intent and ability to repay the debt within the next 12 months.
Dividend
On July 16, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on August 20, 2025, to shareholders of record on the close of business on July 30, 2025.

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
Global Trade Environment

Recent and continuing developments in U.S. and foreign trade policy have heightened global trade tensions and sparked significant uncertainty in macroeconomic and geopolitical environments, particularly with respect to China. The nature of our global business exposes us to risks associated with trade conflicts between the U.S. and its trading partners. Additionally, our U.S. manufacturing operations rely on a global supply chain to manufacture our products, including, in some instances, raw materials from China. The recent tariffs and other similar trade policies have increased and, in the future, may increase our sourcing and manufacturing costs, have forced us to and, in the future, may force us to find alternative suppliers, or result in manufacturing and delivery delays. As a result, we may face a reduction in the demand for, and in the competitiveness of, our products, particularly from local or domestically sourced competition, harm to our relationships with our customers, and decreased profitability. These issues may be exacerbated by the overall macroeconomic uncertainty stemming from current trade tensions which may slow economic growth and negatively impact the demand for products containing semiconductors, thereby decreasing the demand for our products.

Our strategy has been, and will continue to be, to build a resilient and robust supply chain and a global manufacturing footprint near our customers. While this strategy should mitigate the financial and operational impact of these trade policies, we expect that our business will be impacted, particularly in the near term, when high tariffs are imposed on our products. Given the dynamic nature of this situation, the direct and indirect impact to our customers and our business is difficult to quantify;

however, we will continue to closely monitor this evolving situation, further leverage our global footprint and regional supply chain, and explore additional options to mitigate this volatility.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

Three and Six Months Ended June 28, 2025 Compared to Three and Six Months Ended June 29, 2024
The following table compares operating results for the three and six months ended June 28, 2025 and June 29, 2024, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Six months ended
(Dollars in millions)	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net sales	$792.4	100.0%	$812.7	100.0%	$1,565.6	100.0%	$1,583.7	100.0%
Cost of sales	440.9	55.6	436.9	53.8	857.6	54.8	856.1	54.1
Gross profit	351.5	44.4	375.8	46.2	708.0	45.2	727.6	45.9
Selling, general and administrative expenses	115.1	14.5	116.3	14.3	218.4	13.9	228.5	14.4
Engineering, research and development expenses	84.3	10.6	81.9	10.1	169.1	10.8	153.7	9.7
Amortization of intangible assets	46.0	5.8	47.5	5.8	92.1	5.9	97.7	6.2
Operating income	106.1	13.4	130.1	16.0	228.4	14.6	247.7	15.6
Interest expense	52.4	6.6	53.7	6.6	103.4	6.6	111.1	7.0
Interest income	(1.9)	(0.2)	(1.2)	(0.1)	(3.3)	(0.2)	(4.2)	(0.3)
Other (income) expense, net	(0.2)	—	3.0	0.4	1.1	0.1	17.3	1.1
Income before income tax expense	55.8	7.0	74.6	9.2	127.2	8.1	123.5	7.8
Income tax expense	2.8	0.4	6.7	0.8	11.0	0.7	10.1	0.6
Equity in net loss of affiliates	0.2	—	0.2	—	0.5	—	0.4	—
Net income	$52.8	6.7%	$67.7	8.3%	$115.7	7.4%	$113.0	7.1%
Net sales For the three months ended June 28, 2025, net sales decreased by 2.5% to $792.4 million, compared to $812.7 million for the three months ended June 29, 2024. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the three months ended June 29, 2024	$812.7
Decrease primarily associated with volume	(25.6)
Increase associated with effect of foreign currency translation	5.3
Net sales in the three months ended June 28, 2025	$792.4
As described in the table above, the decrease in net sales was primarily attributable to a reduction of $25.6 million of sales primarily due to decreased semiconductor market demand, partially offset by an increase of $5.3 million of sales attributable to favorable foreign currency translations, primarily related to the strengthening of the Japanese yen and Taiwanese dollar relative to the U.S. dollar compared to the fiscal quarter ended June 29, 2024.

On a geographic basis, sales percentage by customers’ country or region for the three months ended June 28, 2025 and June 29, 2024 and the percentage increase (decrease) in sales for the three months ended June 28, 2025 compared to the sales for the three months ended June 29, 2024 were as follows:

	Three months ended
	June 28, 2025	June 29, 2024	Percentage increase (decrease) in sales
North America	18%	22%	(21%)
Taiwan	22%	20%	9%
China	21%	21%	(2%)
South Korea	14%	13%	5%
Japan	10%	9%	13%
Europe	7%	9%	(17%)
Southeast Asia	8%	7%	5%
The decrease in sales to customers in North America primarily relates to decreased demand for our MS and APS products. The increase in sales to customers in Taiwan primarily relates to increased demand for our MS products. The decrease in sales to customers in China primarily relates to decreased demand for our APS products, partially offset by increased demand of our MS products. The increase in sales to customers in South Korea primarily relates to increased demand of our MS and APS products. The increase in sales to customers in Japan primarily relates to increased demand for our MS and APS products. The decrease in sales to customers in Europe primarily relates to decreased demand for our MS and APS products. The increase in sales to customers in Southeast Asia primarily relates to increased demand for our APS products.
Net sales for the six months ended June 28, 2025, were $1,565.6 million, compared to $1,583.7 million for the six months ended June 29, 2024. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the six months ended June 29, 2024	$1,583.7
Decrease associated with divestiture	(33.9)
Decrease associated with effect of foreign currency translation	(0.1)
Increase primarily associated with volume	15.9
Net sales in the six months ended June 28, 2025	$1,565.6
As described in the table above, the decrease in net sales was primarily attributable to (i) the absence of sales totaling $33.9 million resulting from the divestiture of the PIM business and (ii) a reduction of $0.1 million of sales attributable to unfavorable foreign currency translations, partially offset by (iii) a $15.9 million increase in sales primarily due to increased semiconductor market demand compared to the six months ended June 29, 2024
On a geographic basis, sales percentage by customers’ country or region for the six months ended June 28, 2025 and June 29, 2024 and the percentage increase (decrease) in sales for the six months ended June 28, 2025 compared to the sales for the six months ended June 29, 2024 were as follows:

	Six months ended
	June 28, 2025	June 29, 2024	Percentage increase (decrease) in sales
North America	19%	22%	(17%)
Taiwan	22%	20%	11%
China	20%	20%	—%
South Korea	13%	13%	4%
Japan	10%	9%	7%
Europe	8%	9%	(16%)
Southeast Asia	8%	7%	12%
The decrease in sales to customers in North America primarily relates to the absence of sales resulting from the divestiture of the PIM business and from decreased demand for our MS and APS products. The increase in sales to customers in Taiwan primarily relates to increased demand for our MS and APS products. The sales to customers in China were flat driven by decreased demand for our APS products, offset by increased demand of our MS products. The increase in sales to customers in South Korea primarily relates to increased demand of our MS and APS products. The increase in sales to customers in Japan primarily relates to increased demand for our MS and APS products. The decrease in sales to customers in Europe primarily relates to decreased demand for our MS and APS products. The increase in sales to customers in Southeast Asia primarily relates to increased demand for our MS and APS products.
Gross margin The following table sets forth gross margin (gross profit as a percentage of net sales):

	Three months ended			Six months ended
	June 28, 2025	June 29, 2024	Percentage point change	June 28, 2025	June 29, 2024	Percentage point change
Gross margin:	44.4%	46.2%	(1.8)	45.2%	45.9%	(0.7)
Gross margin decreased by 1.8 percentage points for the three months ended June 28, 2025, compared to the same period in the prior year. Gross margin decreased primarily due to lower plant performance.
Gross margin decreased by 0.7 percentage points for the six months ended June 28, 2025, compared to the same period in the prior year. Gross margin decreased primarily due to unfavorable product mix.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $115.1 million in the three months ended June 28, 2025, compared to $116.3 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the fiscal quarter ended June 29, 2024	$116.3
Employee costs (excluding $3.4 million of restructuring costs in 2025 included in the line below)	(5.8)
Professional services	(1.5)
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	9.7
Other decreases, net	(3.6)
Selling, general and administrative expenses in the fiscal quarter ended June 28, 2025	$115.1
SG&A expenses were $218.4 million in the six months ended June 28, 2025, compared to $228.5 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the six months ended June 29, 2024	$228.5
Impairment of long-lived assets in 2024, see Note 3 to the Company’s condensed consolidated financial statements	(13.0)
Employee costs (excluding restructuring costs of $5.0 million in 2025 included in the line below)	(7.3)
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	11.3
Gain on sale of PIM business in 2024	4.3
Other decreases, net	(5.4)
Selling, general and administrative expenses in the six months ended June 28, 2025	$218.4
Engineering, research and development expenses The Company’s engineering, research and development (“ER&D”) efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $84.3 million in the three months ended June 28, 2025 compared to $81.9 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the fiscal quarter ended June 29, 2024	$81.9
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	1.5
Project related expenses	1.4
Depreciation expense	1.0
Other decreases, net	(1.5)
Engineering, research and development expenses in the fiscal quarter ended June 28, 2025	$84.3
ER&D expenses were $169.1 million in the six months ended June 28, 2025 compared to $153.7 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the six months ended June 29, 2024	$153.7
Project related expenses	7.8
Depreciation expense	2.6
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	2.1
Other increases, net	2.9
Engineering, research and development expenses in the six months ended June 28, 2025	$169.1
Amortization of intangible assets Amortization of intangible assets was $46.0 million in the three months ended June 28, 2025, compared to $47.5 million for the three months ended June 29, 2024. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized.
Amortization of intangible assets was $92.1 million in the six months ended June 28, 2025, compared to $97.7 million for the six months ended June 29, 2024. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs and original issuance discounts associated with such borrowings. Interest expense was $52.4 million in the three months ended June 28, 2025, compared to $53.7 million in the three months ended June 29, 2024. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Interest expense was $103.4 million in the six months ended June 28, 2025, compared to $111.1 million in the six months ended June 29, 2024. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other (income) expense, net Other income, net was $0.2 million in the three months ended June 28, 2025 and consisted mainly of foreign currency transaction gains of $0.1 million. Other expense, net was $3.0 million in the three months ended June 29, 2024 and consisted mainly of a loss of extinguishment of debt of $0.8 million associated with the repayments on the Term Loan Facility and foreign currency transaction losses of $2.7 million.
Other expense, net was $1.1 million in the six months ended June 28, 2025 and consisted mainly of foreign currency transaction losses of $2.0 million, partially offset by other expenses of $0.9 million. Other expense, net was $17.3 million in the six months ended June 29, 2024 and consisted mainly of a loss of extinguishment of debt of $12.4 million associated with the repayments on the Term Loan Facility and foreign currency transaction losses of $4.3 million.
Income tax expense Income tax expense was $2.8 million in the three months ended June 28, 2025, compared to income tax expense of $6.7 million in the three months ended June 29, 2024. The Company’s effective income tax rate was 5.0% for the three months ended June 28, 2025, compared to 9.0% for the three months ended June 29, 2024. The effective tax rate for the fiscal quarter ended June 28, 2025 was lower due to the release of unrecognized tax benefits following the resolution of a tax audit and a change in income mix. This benefit was partially offset by an increase in discrete expense of $2.0 million recorded in connection with share-based compensation.
Income tax expense was $11.0 million in the six months ended June 28, 2025, compared to income tax expense of $10.1 million in the six months ended June 29, 2024. The Company’s effective income tax rate was 8.6% for the six months ended June 28, 2025, compared to 8.2% for the six months ended June 29, 2024.

Pillar 2
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries have already enacted, or are expected to enact, legislation to implement the 15% minimum tax rate. We have evaluated the impact of this legislation based on Entegris’ current global landscape and do not believe it will have a material impact. We will continue to monitor the ongoing legislation throughout the year and evaluate any future potential impact on our consolidated financial statements and related disclosures.
One Big Beautiful Bill Act
The One Big Beautiful Bill Act (the “Act”) was enacted on July 4, 2025, which is subsequent to our financial statement date of June 28, 2025. In accordance with ASC 740-10, the effects of new tax legislation are recognized in the period that includes the enactment date. Therefore, the Act has no impact on our condensed consolidated financial statements for the period ended June 28, 2025. The Company is currently assessing its impact on future financial statements.
Net income Due to the factors noted above, the Company recorded net income of $52.8 million, or $0.35 per diluted share, in the three months ended June 28, 2025, compared to net income of $67.7 million, or $0.45 per diluted share, in the three months ended June 29, 2024.
In the six months ended June 28, 2025, the Company recorded net income of $115.7 million, or $0.76 per diluted share, compared to net income of $113.0 million, or $0.74 per diluted share, in the six months ended June 29, 2024.
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
The following table compares non-GAAP financial measures for the three and six months ended June 28, 2025 and June 29, 2024, both in dollars and as a percentage of net sales, for each caption.

	Three months ended			Six months ended
(In millions)	June 28, 2025	June 29, 2024	Percent Change	June 28, 2025	June 29, 2024	Percent Change
Adjusted Operating Income	$165.4	$178.9	(8)%	$336.2	$357.0	(6)%
Adjusted Operating Margin - as a % of net sales	20.9%	22.0%		21.5%	22.5%

Adjusted EBITDA	$216.7	$226.3	(4)%	$437.4	$449.7	(3)%
Adjusted EBITDA - as a % of net sales	27.3%	27.8%		27.9%	28.4%

Non-GAAP EPS	$0.66	$0.71	(7)%	$1.33	$1.39	(4)%
The decrease in Adjusted Operating Income and Adjusted EBITDA for the three months ended June 28, 2025 compared to the year-ago period is generally attributable to lower sales, partially offset by lower SG&A expense. The decrease in Non-GAAP EPS for the three months ended June 28, 2025 compared to the year-ago period is primarily attributable to lower sales, partially offset by lower SG&A expense.
The decrease in Adjusted Operating Income and Adjusted EBITDA for the six months ended June 28, 2025 compared to the year-ago period is generally attributable to lower sales and higher ER&D expenses, partially offset by lower SG&A expenses. The decrease in Non-GAAP EPS for the six months ended June 28, 2025 compared to the year-ago period is primarily attributable to lower sales and higher ER&D expense, partially offset by lower SG&A expenses and interest expense.

Segment Analysis
The Company currently reports its financial performance based on two reporting segments. The following is a discussion of the results of operations of these two business segments. See Note 12 to the condensed consolidated financial statements for additional information on the Company’s two segments.
In the fourth fiscal quarter of 2024, the Company realigned its segments in order to align its segment financial reporting with a change in its business structure. All prior period amounts related to the segment change have been recast for comparability.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments, along with unallocated general and administrative expenses, for the three and six months ended June 28, 2025 and June 29, 2024.

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Materials Solutions
Net sales	$354.9	$342.3	$696.3	$692.3
Segment profit	72.5	70.3	147.5	137.4
Advanced Purity Solutions
Net sales	$439.9	$472.6	$873.8	$895.9
Segment profit	95.9	122.6	204.0	233.8
Unallocated general and administrative expenses	$16.3	$15.3	$31.0	$25.8
Materials Solutions (MS)
For the second fiscal quarter of 2025, MS net sales increased to $354.9 million, up 4% compared to $342.3 million in the comparable period last year. The sales increase was driven primarily by increased sales from CMP slurries and pads, selective etch and deposition materials. MS reported a segment profit of $72.5 million in the second fiscal quarter of 2025, up 3% from a $70.3 million segment profit in the year-ago period. The segment profit increase was primarily associated with an increase in sales, partially offset by higher restructuring costs of $3.0 million in the current period.

For the six months ended June 28, 2025, MS net sales increased to $696.3 million, up 1% compared to $692.3 million in the comparable period last year. The sales increase was driven primarily by increased sales from CMP slurries and pads, selective etch and deposition materials, partially offset by the absence of $33.9 million included in prior-year sales resulting from the divestiture of the PIM business. MS reported a segment profit of $147.5 million in the six months ended June 28, 2025, up 7% from a $137.4 million segment profit in the year-ago period. The segment profit increase was primarily associated with the absence of the long-lived asset impairment charge of $13.0 million in the year-ago period (see Note 3 to our condensed consolidated financial statements for further discussion) and an increase in sales volume, partially offset by the absence of a $4.3 million gain associated with the sale of the PIM business in the year-ago period (see Note 4 to our condensed consolidated financial statements for further discussion), the absence of segment profit associated with the divestiture of the PIM business and the increase of $3.1 million of restructuring costs in the current period.
Advanced Purity Solutions (APS)
For the second fiscal quarter of 2025, APS net sales decreased to $439.9 million, down 7% compared to $472.6 million in the comparable period last year. The sales decrease was mainly due to decreased sales from a decline in facilities-based capital expenditure investments, including fluid handling products and FOUPs. APS reported a segment profit of $95.9 million in the second fiscal quarter of 2025, down 22% from $122.6 million in the year-ago period. The segment profit decrease was primarily due to lower sales and higher restructuring costs of $9.9 million in the current period.
For the six months ended June 28, 2025, APS net sales decreased to $873.8 million, down 2% compared to $895.9 million in the comparable period last year. The sales decrease was mainly due to decreased sales from a decline in facilities-based capital expenditure investments, including fluid handling products and FOUPs, partially offset by an increase in sales from gas microcontamination products. APS reported a segment profit of $204.0 million in the six months ended June 28, 2025, down 13% from $233.8 million in the year-ago period. The segment profit decrease was primarily due to lower sales, unfavorable product mix and higher restructuring costs of $12.2 million in the current period.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $16.3 million in the second fiscal quarter of 2025, up 7% compared to $15.3 million in the comparable period last year. The $1.0 million increase is primarily due to a $0.9 million increase in professional services.
Unallocated general and administrative expenses totaled $31.0 million in the six months ended June 28, 2025, up 20% compared to $25.8 million in the comparable period last year. The $5.2 million increase is primarily due to a $2.8 million increase in employee costs and a $2.0 million increase in professional services.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In millions)	June 28, 2025	December 31, 2024
Cash and cash equivalents	$376.8	$329.2
Working capital	1,188.3	1,091.1
Total debt, net of unamortized discount and debt issuance costs	3,987.8	3,981.1

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
We may seek to take advantage of opportunities to raise additional capital through debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. As of June 28, 2025, we have not experienced difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Six months ended
(In millions)	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$253.9	$258.4
Net cash (used in) provided by investing activities	(174.9)	121.8
Net cash used in financing activities	(40.2)	(509.9)
Increase (decrease) in cash and cash equivalents	47.6	(136.9)
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $253.9 million in the six months ended June 28, 2025, compared to $258.4 million in the six months ended June 29, 2024. This decrease was driven by a $21.9 million decrease of net income adjusted for non-cash reconciling items, partially offset by a $17.4 million increase in operating assets and liabilities.
Changes in operating assets and liabilities for the six months ended June 28, 2025 were driven by changes in inventories and accounts payable and accrued liabilities. The change in inventories was mainly due to a decrease in business activity. The change in accounts payable and accrued liabilities was primarily driven by timing of payments to vendors.
Investing activities Cash flows used in investing activities totaled $174.9 million in the six months ended June 28, 2025, compared to cash flows provided by investing activities of $121.8 million in the six months ended June 29, 2024. The decrease resulted primarily from a decrease in proceeds from divestiture of $249.6 million, partially offset by an increase in cash paid for acquisition of property, plant and equipment of $48.6 million.

Financing activities Cash used in financing activities totaled $40.2 million during the six months ended June 28, 2025, compared to cash used in financing activities of $509.9 million during the six months ended June 29, 2024. The decrease was primarily due to decreased net debt activity of $473.8 million compared to the prior period.
Our total dividend payments were $30.6 million in the six months ended June 28, 2025 compared to $30.4 million in the six months ended June 29, 2024. We have paid a cash dividend in each fiscal quarter since the fourth fiscal quarter of 2017. On July 16, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on August 20, 2025 to shareholders of record on the close of business on July 30, 2025.
Other Liquidity and Capital Resources Considerations
Debt

(In millions)	June 28, 2025	December 31, 2024
Senior secured term loans B due 2029 at 4.71% (1)	$750.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	$4,045.0	$4,045.0
(1) The Company entered into a floating-to-fixed swap contract on its variable rate debt under our Term Loan Facility. The effective interest rate after consideration of this floating-to-fixed swap contract was 4.71%. Refer to Note 9 for a description of our interest rate swap contract.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75% or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million. During the six months ended June 28, 2025, the Company borrowed and repaid $507 million under this Revolving Facility and no balance was outstanding at June 28, 2025.
Through June 28, 2025, the Company was in compliance with the financial covenant under its debt arrangements.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent in the aggregate to approximately $6.9 million. During the six months ended June 28, 2025, there were no borrowings under this line of credit and there was no balance was outstanding at June 28, 2025.
Cash and cash equivalents and cash requirements

(In millions)	June 28, 2025	December 31, 2024
U.S.	$95.5	$49.0
Non-U.S.	281.3	280.2
Cash and cash equivalents	$376.8	$329.2
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
Adjusted EBITDA is defined by the Company as net income before, as applicable, (1) equity in net loss of affiliate, (2) income tax expense, (3) interest expense, (4) interest income, (5) other (income) expense, net, (6) integration costs, (7) restructuring costs, (8) loss (gain) on sale of business, (9) impairment of long-lived assets, (10) amortization of intangible assets, and (11) depreciation. Adjusted Operating Income is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP Net Income is defined by the Company as net income before, as applicable, (1) integration costs, (2) restructuring costs, (3) loss on extinguishment of debt and modification, (4) loss (gain) on sale of business, (5) impairment of long-lived assets, (6) amortization of intangible assets, and (7) the tax effect of the foregoing adjustments to net income. Non-GAAP EPS is defined as our Non-GAAP Net Income divided by our diluted weighted-average shares outstanding.
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
Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$792.4	$812.7	$1,565.6	$1,583.7
Net income	$52.8	$67.7	$115.7	$113.0
Net income - as a % of net sales	6.7%	8.3%	7.4%	7.1%
Adjustments to net income:
Equity in net loss of affiliates	0.2	0.2	0.5	0.4
Income tax expense	2.8	6.7	11.0	10.1
Interest expense	52.4	53.7	103.4	111.1
Interest income	(1.9)	(1.2)	(3.3)	(4.2)
Other (income) expense, net	(0.2)	3.0	1.1	17.3
GAAP – Operating income	106.1	130.1	228.4	247.7
Operating margin - as a % of net sales	13.4%	16.0%	14.6%	15.6%
Integration costs:
Professional fees [1]	—	0.3	—	2.3
Severance costs [2]	—	0.5	—	0.6
Restructuring costs [3]	13.3	—	15.7	—
Loss (gain) on sale of business [4]	—	0.5	—	(4.3)
Impairment of long-lived assets [5]	—	—	—	13.0
Amortization of intangible assets [6]	46.0	47.5	92.1	97.7
Adjusted Operating Income	165.4	178.9	336.2	357.0
Adjusted operating margin - as a % of net sales	20.9%	22.0%	21.5%	22.5%
Depreciation	51.3	47.4	101.2	92.7
Adjusted EBITDA	$216.7	$226.3	$437.4	$449.7

Adjusted EBITDA – as a % of net sales	27.3%	27.8%	27.9%	28.4%
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of CMC Materials.
3 Restructuring charges resulting from discrete cost saving initiatives, inclusive of employee termination benefit and asset impairment charges.
4 Loss (gain) from the sale of the Company’s PIM business.
5 Impairment of long-lived assets related to a small, industrial specialty chemicals business.
6 Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and EPS

	Three months ended		Six months ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$52.8	$67.7	$115.7	$113.0
Adjustments to net income:
Integration costs:
Professional fees [1]	—	0.3	—	2.3
Severance costs [2]	—	0.5	—	0.6
Restructuring costs [3]	13.3	—	15.7	—
Loss on extinguishment of debt and modification [4]	—	0.7	—	12.3
Loss (gain) on sale of business [5]	—	0.5	—	(4.3)
Impairment of long-lived assets [6]	—	—	—	13.0
Amortization of intangible assets [7]	46.0	47.5	92.1	97.7
Tax effect of adjustments to net income and discrete tax items [8]	(11.5)	(10.1)	(21.4)	(23.7)
Non-GAAP Net Income	$100.6	$107.1	$202.1	$210.9

Diluted earnings per common share	$0.35	$0.45	$0.76	$0.74
Effect of adjustments to net income	0.31	0.26	0.57	0.65
Diluted Non-GAAP EPS	$0.66	$0.71	$1.33	$1.39

Diluted weighted average shares outstanding	151.9	151.8	152.0	151.8
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of CMC Materials.
3 Restructuring charges resulting from discrete cost saving initiatives, inclusive of employee termination benefit and asset impairment charges.
4 Non-recurring loss on extinguishment of debt and modification of our Existing Credit Agreement in 2024.
5 Loss (gain) from the sale of the Company’s PIM business.
6 Impairment of long-lived assets related to a small, industrial specialty chemicals business.
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
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of June 28, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of June 28, 2025, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described in Part I, Item 1A. “Risk Factors” in our Annual Report and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025 (the “First Quarter Quarterly Report”), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report or First Quarter Quarterly Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common stock during the quarter ended June 28, 2025 under a board-authorized common stock repurchase plan.
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
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements

During the quarter ended June 28, 2025, no director or officer, as defined in Rule 16a-1 under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Executive Chair Agreement

As previously disclosed on that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2025 (the “May Current Report”), Bertrand Loy notified the Company on May 11, 2025 that he would retire as the Company’s President and Chief Executive Officer effective on the date that David Reeder commenced employment with the Company as its President and Chief Executive Officer (the “Effective Date”), which is anticipated to occur on August 18, 2025. The May Current Report also announced that following the Effective Date, Mr. Loy will serve as Executive Chair of the Board (“Executive Chair”) and that the Company intended to enter into a transition services agreement with Mr. Loy.

On July 30, 2025, the Company and Mr. Loy entered into a Transition Services Agreement (the “Transition Agreement”) to set forth the terms of his employment effective upon his transition to the role of Executive Chair. The term of the Transition Agreement commences on the Effective Date and is expected to end on July 31, 2026, unless earlier terminated by Mr. Loy or the Company or extended by mutual agreement of Mr. Loy and the Company (such period, the “Term”). Except as expressly modified by the Transition Agreement, the terms of the Executive Employment Agreement by and between Mr. Loy and the Company effective November 28, 2012 (the “Employment Agreement”) remain unchanged. The Executive Change of Control Termination Agreement by and between Mr. Loy and the Company dated August 10, 2005, as amended on April 26, 2013 and February 5, 2020, will continue in accordance with its terms.

Pursuant to the Transition Agreement, during the Term, Mr. Loy’s annual base salary rate will be $800,000 and he will be eligible to receive an annual target bonus under the Company’s short-term incentive compensation plan equal to 105% of his annual base salary, which target bonus opportunity will be prorated for 2025 to reflect the portion of the year Mr. Loy served as President and Chief Executive Officer and the portion Mr. Loy serves as Executive Chair, based on his base salary and target bonus percentages in effect during such periods. Mr. Loy will be eligible to receive a pro-rata portion of such bonus if his employment terminates due to his death, “disability” (as defined in the Employment Agreement), “retirement” (as defined in the

Transition Agreement) or by the Company without “cause” (as defined in the Employment Agreement) during the performance period (the “Pro Rata Bonus”).

In addition, subject to Board approval, Mr. Loy will receive fiscal 2026 annual long-term incentive grants with a target grant date value of $5,825,000 (the “FY26 Awards”). The FY26 Awards will be granted in the equity award mix and with vesting terms that generally apply to other Company executive officer awards under the Company’s annual 2026 equity grant cycle, except that, if Mr. Loy’s employment is terminated due to his “retirement” or by the Company without “cause”, a pro rata portion of the FY26 Awards would continue to vest per the vesting schedule set forth in the applicable award agreement (or, for PSUs, remain outstanding subject to attainment of the applicable performance metrics). The proration factor will be determined by dividing (x) the number of days Mr. Loy served as Executive Chair during 2026 by (y) 365. During the Term, Mr. Loy will not be eligible to receive compensation for his service on the Board.

Under the Transition Agreement, Mr. Loy waived the right to resign for Good Reason in connection with his transition to the role of Executive Chair and generally under the Employment Agreement upon and following the Effective Date. The Transition Agreement further provides that, notwithstanding any provision to the contrary in his Employment Agreement, if Mr. Loy’s employment terminates during the Term by the Company without “cause”, such termination will be deemed a “retirement” for purposes of Mr. Loy’s outstanding Company equity awards and the FY26 Awards and he will be entitled to receive the Pro Rata Bonus and continued vesting of a pro rata portion of his FY26 Awards as described in the previous paragraph, but will not be eligible to receive any base salary continuation or continued health and dental benefits, aside from those required to be provided under applicable law.

The above description is a summary of the Transition Agreement and does not purport to be complete and is subject to, and is qualified in its entirety by reference to the full text of the Transition Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits
EXHIBIT INDEX

A.The Company hereby incorporates by reference as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Document Incorporates	Referenced Document on file with the Commission
3.1	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended	Exhibit 3.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011
3.2	By-Laws of Entegris, Inc., as amended December 8, 2022	Exhibit 3.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022

B.The Company hereby files as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Document Filed Herewith
(10)	10.1	Offer Letter, dated May 11, 2025, by and between Entegris, Inc. and David Reeder *
(10)	10.2	Executive Chair Agreement, dated July 30, 2025, by and between Entegris, Inc. and Bertrand Loy *
(10)	10.3	Entegris, Inc. 2025 Performance Share Unit Award Agreement *
(10)	10.4	Entegris, Inc. 2025 Global RSU Award Agreement *
(10)	10.5	Entegris, Inc. 2025 Stock Option Award Agreement *
(10)	10.6	Entegris, Inc. 2025 Director’s RSU Award Agreement *
(31)	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
(31)	31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(104)	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A “management contract or compensatory plan”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: July 30, 2025	/s/ Linda LaGorga
Linda LaGorga
Senior Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)