Form 10-Q
period 2025-09-27
ENTEGRIS INC
filed 2025-10-30
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, there were 151.6 million shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED September 27, 2025

Cautionary Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report. They are not guarantees of future performance and they involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.

These risks and uncertainties include, but are not limited to, fluctuations in the demand for semiconductors and the overall volume of semiconductor manufacturing; the impact of global economic uncertainty, including financial market volatility, which may result in lower consumer spending, inflationary pressures, a higher interest rate environment, an economic recession, and bank instability; raw material shortages, supply and labor constraints, and price increases; fluctuations in the Company’s revenues and operating results and their impact on the Company’s stock price; supply chain interruptions and the Company’s dependence on sole, single and limited source suppliers; risks related to the Company’s international operations, including challenges in hiring and integrating workers in different countries, maintaining appropriate business practices across the varied jurisdictions in which we operate, and engaging and managing global, regional and local third-party service providers; the impact of regional and global instabilities, hostilities and geopolitical uncertainty, including, but not limited to, the ongoing conflicts between Ukraine and Russia, between Israel and Hamas and other conflicts in the Middle East, as well as the global responses thereto; export controls, economic sanctions, and similar restrictions; tariffs, additional taxes, and other protectionist measures resulting from international trade disputes, strained international relations, and changes in foreign and national security policy; the concentration and consolidation of the Company’s customer base; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and to introduce new products to meet customers’ rapidly changing requirements; manufacturing and other operational disruptions or delays; IT system failures, network disruptions, and cybersecurity risks; the risks associated with the use and manufacture of hazardous materials; goodwill impairment; challenges in attracting and retaining qualified personnel; the Company’s ability to protect and enforce intellectual property rights; the Company’s environmental, social, and governance commitments; legal and regulatory risks, including changes in laws and regulations related to the environment, health and safety, accounting standards, and corporate governance, across the jurisdictions in which the Company operates; changes in taxation or adverse tax rulings; the ability to obtain government incentives and the possibility that competitors will benefit from government incentives for which the Company does not qualify; the amount and consequences of the Company’s indebtedness, its ability to repay its debt and to obtain future financing, and the Company’s obligations under its current outstanding credit facilities; volatility in the Company’s stock price; the payment of cash dividends and the adoption of future share repurchase programs; the Company’s ability to effectively implement any organizational changes; substantial competition; the Company’s ability to identify, complete and integrate acquisitions, joint ventures, divestitures or other similar transactions; the impacts of climate change; and other matters. These risks and uncertainties also include, but are not limited to, the risk factors and additional information described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2025, including under the heading “Risk Factors” in Item 1A, and in the Company’s other periodic filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	September 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$399.8	$329.2
Trade accounts and notes receivable, net of allowance for credit losses of $3.1 and $3.1	493.2	495.3
Inventories, net	646.8	638.1
Deferred tax charges and refundable income taxes	45.8	39.6
Assets held-for-sale	4.1	5.5
Other current assets	107.2	108.6
Total current assets	1,696.9	1,616.3
Property, plant and equipment, net of accumulated depreciation of $1,197.6 and $1,057.4	1,654.5	1,622.9
Right-of-use assets - Operating lease	55.5	62.5
Right-of-use assets - Finance lease	19.0	20.9
Goodwill	3,945.2	3,943.6
Intangible assets, net of accumulated amortization of $1,139.1 and $999.6	953.3	1,091.7
Deferred tax assets and other noncurrent tax assets	53.1	12.5
Other noncurrent assets	24.3	24.2
Total assets	$8,401.8	$8,394.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$146.5	$193.3
Accrued payroll and related benefits	94.2	114.7
Accrued interest payable	70.2	24.3
Liabilities held-for-sale	1.0	1.2
Other accrued liabilities	119.8	111.2
Income taxes payable	61.0	80.5
Total current liabilities	492.7	525.2
Long-term debt, net of unamortized discount and debt issuance costs of $52.2 and $63.9	3,842.8	3,981.1
Pension benefit obligations and other liabilities	69.0	54.5
Deferred tax liabilities and other noncurrent tax liabilities	41.2	70.2
Long term lease liability - Operating lease	47.9	53.7
Long term lease liability - Finance lease	17.4	18.4
Equity:
Preferred stock, par value $0.01; 5.0 shares authorized; none issued and outstanding as of September 27, 2025 and December 31, 2024	—	—
Common stock, par value $0.01; 400.0 shares authorized; issued and outstanding shares as of September 27, 2025: 151.8 and 151.6, respectively; issued and outstanding shares as of December 31, 2024: 151.3 and 151.1, respectively	1.5	1.5
Treasury stock, at cost: 0.2 shares held as of September 27, 2025 and December 31, 2024	(7.1)	(7.1)
Additional paid-in capital	2,439.7	2,385.3
Retained earnings	1,524.4	1,383.9
Accumulated other comprehensive loss	(67.7)	(72.1)
Total equity	3,890.8	3,691.5
Total liabilities and equity	$8,401.8	$8,394.6
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$807.1	$807.7	$2,372.7	$2,391.4
Cost of sales	455.8	435.9	1,313.4	1,292.0
Gross profit	351.3	371.8	1,059.3	1,099.4
Selling, general and administrative expenses	101.8	108.5	320.2	337.0
Engineering, research and development expenses	80.9	80.9	250.0	234.6
Amortization of intangible assets	46.0	46.2	138.1	143.9
Operating income	122.6	136.2	351.0	383.9
Interest expense	47.9	51.6	151.3	162.7
Interest income	(1.8)	(1.2)	(5.1)	(5.4)
Other expense (income), net	4.2	(0.2)	5.3	17.1
Income before income tax expense	72.3	86.0	199.5	209.5
Income tax expense	1.5	8.2	12.5	18.3
Equity in net loss of affiliates	0.3	0.3	0.8	0.7
Net income	$70.5	$77.5	$186.2	$190.5

Basic earnings per common share	$0.46	$0.51	$1.23	$1.26
Diluted earnings per common share	$0.46	$0.51	$1.22	$1.25

Weighted average shares outstanding:
Basic	151.8	151.2	151.6	150.8
Diluted	152.3	151.9	152.1	151.8
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$70.5	$77.5	$186.2	$190.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3.5)	12.1	9.1	(2.7)
Defined benefit pension adjustments	—	—	(0.1)	(0.4)
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $0.3 and $1.3 for the three and nine months ended September 27, 2025, respectively, and $2.9 and $4.0 for the three and nine months ended September 28, 2024, respectively	(1.1)	(9.9)	(4.6)	(13.6)
Other comprehensive (loss) income, net of tax	(4.6)	2.2	4.4	(16.7)
Comprehensive income	$65.9	$79.7	$190.6	$173.8

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2023	150.6	(0.2)	150.4	$1.5	$(7.1)	$2,305.4	$1,151.7	$(61.8)	$0.3	$18.6	$3,408.6
Shares issued under stock plans	0.4	—	0.4	—	—	(5.5)	—	—	—	—	(5.5)
Share-based compensation expense	—	—	—	—	—	7.9	—	—	—	—	7.9
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.0)	—	—	—	(15.0)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	—	—	—	—	—	(9.7)	—	—	(9.7)
Net income	—	—	—	—	—	—	45.3	—	—	—	45.3
Balance at March 30, 2024	151.0	(0.2)	150.8	$1.5	$(7.1)	$2,307.8	$1,182.0	$(71.5)	$(0.1)	$17.6	$3,430.2
Shares issued under stock plans	0.1	—	0.1	—	—	0.6	—	—	—	—	0.6
Share-based compensation expense	—	—	—	—	—	26.9	—	—	—	—	26.9
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(2.7)	(2.7)
Foreign currency translation	—	—	—	—	—	—	—	(5.1)	—	—	(5.1)
Net income	—	—	—	—	—	—	67.7	—	—	—	67.7
Balance at June 29, 2024	151.1	(0.2)	150.9	$1.5	$(7.1)	$2,335.3	$1,234.5	$(76.6)	$(0.1)	$14.9	$3,502.4
Shares issued under stock plans	0.2	—	0.2	—	—	10.1	—	—	—	—	10.1
Share-based compensation expense	—	—	—	—	—	15.5		—	—	—	15.5
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(9.9)	(9.9)
Foreign currency translation	—	—	—	—	—	—	—	12.1	—	—	12.1
Net income	—	—	—	—	—	—	77.5	—	—	—	77.5
Balance at September 28, 2024	151.3	(0.2)	151.1	$1.5	$(7.1)	$2,360.9	$1,296.8	$(64.5)	$(0.1)	$5.0	$3,592.5

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2024	151.3	(0.2)	151.1	$1.5	$(7.1)	$2,385.3	$1,383.9	$(77.6)	$—	$5.5	$3,691.5
Shares issued under stock plans	0.2	—	0.2	—	—	(6.6)	—	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	—	13.4	—	—	—	—	13.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	62.9	—	—	—	62.9
Balance at March 29, 2025	151.5	(0.2)	151.3	$1.5	$(7.1)	$2,392.1	$1,431.6	$(72.2)	$(0.1)	$3.6	$3,749.4
Shares issued under stock plans	0.1	—	0.1	—	—	(2.0)	—	—	—	—	(2.0)
Share-based compensation expense	—	—	—	—	—	18.6	—	—	—	—	18.6
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Foreign currency translation	—	—	—	—	—	—	—	7.2	—	—	7.2
Net income	—	—	—	—	—	—	52.8	—	—	—	52.8
Balance at June 28, 2025	151.6	(0.2)	151.4	$1.5	$(7.1)	$2,408.7	$1,469.1	$(65.0)	$(0.1)	$2.0	$3,809.1
Shares issued under stock plans	0.2	—	0.2	—	—	12.6	—	—	—	—	12.6
Share-based compensation expense	—	—	—	—	—	18.4	—	—	—	—	18.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Pension liability adjustment	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(3.5)	—	—	(3.5)
Net income	—	—	—	—	—	—	70.5	—	—	—	$70.5
Balance at September 27, 2025	151.8	(0.2)	151.6	$1.5	$(7.1)	$2,439.7	$1,524.4	$(68.5)	$(0.1)	$0.9	$3,890.8

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In millions)	September 27, 2025	September 28, 2024
Operating activities:
Net income	$186.2	$190.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151.6	139.8
Amortization	138.1	143.9
Share-based compensation expense	50.4	50.3
Provision for deferred income taxes	(54.8)	(47.1)
Loss on extinguishment of debt	1.7	11.4
Gain from sale of businesses	—	(4.3)
Charge for excess and obsolete inventory	26.7	29.9
Impairment of long-lived assets	6.3	13.0
Amortization of debt issuance costs and original issuance discounts	10.5	11.4
Other	11.6	4.5
Changes in operating assets and liabilities:
Trade accounts and notes receivable	7.5	(52.1)
Inventories	(34.4)	(68.8)
Accounts payable and accrued liabilities	34.5	52.6
Other current assets	8.1	0.5
Income taxes payable and refundable income taxes	(41.5)	(23.7)
Other	0.9	3.8
Net cash provided by operating activities	503.4	455.6
Investing activities:
Acquisition of property, plant and equipment	(241.2)	(208.1)
Proceeds from government incentives	8.2	—
Proceeds from sale of business, net	—	250.8
Other	(1.5)	(1.9)
Net cash (used in) provided by investing activities	(234.5)	40.8
Financing activities:
Proceeds from revolving credit facility	532.0	30.0
Payments of revolving credit facility	(532.0)	(30.0)
Proceeds from long-term debt	—	224.5
Payments of long-term debt	(150.0)	(698.3)
Payments for dividends	(45.7)	(45.5)
Issuance of common stock	3.6	13.6
Taxes paid related to net share settlement of equity awards	(10.6)	(16.1)
Other	(1.4)	(1.8)
Net cash used in financing activities	(204.1)	(523.6)
Effect of exchange rate changes on cash and cash equivalents	5.8	2.4
Increase (decrease) in cash and cash equivalents	70.6	(24.8)
Cash and cash equivalents at beginning of period	329.2	456.9
Cash and cash equivalents at end of period	$399.8	$432.1

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Nine months ended
(In millions)	September 27, 2025	September 28, 2024
Non-cash transactions:
Equipment purchases in accounts payable	$17.2	$35.1
Share issuance in exchange for extinguishment of Employee Stock Purchase Plan liability	11.0	7.7
Dividend payable	0.8	0.7
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	94.7	99.7
Income taxes paid, net of refunds received	108.6	92.3
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of September 27, 2025 and December 31, 2024, the results of operations and comprehensive income for the three and nine months ended September 27, 2025 and September 28, 2024, the equity statements as of and for the three and nine months ended September 27, 2025 and September 28, 2024, and cash flows for the nine months ended September 27, 2025 and September 28, 2024.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 27, 2025 are not necessarily indicative of the results to be expected for the full year.
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

11

2. REVENUES
The following table provides information about disaggregated net sales by customer category:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Semiconductor:
Fabs	$494.5	$494.2	$1,456.7	$1,444.4
Equipment and Engineering	115.2	121.3	347.6	361.9
Chemical and Materials	81.3	82.2	236.3	239.3
Semi Distributor and Other	75.0	68.6	210.8	193.9
Non-Semi	41.1	41.4	121.3	151.9
Total net sales	$807.1	$807.7	$2,372.7	$2,391.4
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in Other accrued liabilities in the condensed consolidated balance sheets.

(In millions)	September 27, 2025	September 28, 2024
Balance at beginning of period	$41.7	$69.1
Revenue recognized that was included in the contract liability balance at the beginning of the period	(36.4)	(51.6)
Increases due to cash received, excluding amounts recognized as revenue during the period	43.5	28.7
Balance at end of period	$48.8	$46.2
3. LONG-LIVED ASSET IMPAIRMENT
The Company recorded an impairment charge of $13.0 million related to the long-lived assets of a small, industrial specialty chemicals business that reports within the Materials Solutions (“MS”) segment due to a change in the fair value of the reporting unit for the three months ended March 30, 2024. The impairment is classified as Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. No further impairment charge was recorded during the three and nine months ended September 27, 2025. The fair value of the reporting unit was determined using a market-based approach. We consider this a Level 3 measurement in the fair value hierarchy. This business remains classified as an asset held-for-sale as of September 27, 2025. See Note 4 for further discussion.
During the second fiscal quarter of 2025, the Company recorded an impairment charge of $6.3 million related to long-lived assets as a result of restructuring initiatives that took place during the quarter. See Note 14 for further discussion.

4. ASSETS HELD-FOR-SALE AND DIVESTITURE
Assets Held-For-Sale - Other

During the fourth quarter of 2023, the Company began the process to sell a small, industrial specialty chemicals business that reports within the MS segment. The related assets and liabilities of the business were classified as held-for-sale in the Company’s condensed consolidated balance sheets and measured at the lower of their carrying amount or fair value less cost to sell. The assets and liabilities continue to be marketed for sale and are classified as held-for-sale at September 27, 2025.

The proposed disposition of the business did not, and as of September 27, 2025, does not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the proposed disposition does not represent a strategic shift that had, or is expected to have, a major effect on the Company’s operations and financial results.

Assets held-for-sale and liabilities held-for-sale recorded on the balance sheet were $4.1 million and $1.0 million, respectively, as of September 27, 2025. The loss before income taxes attributable to the business was not significant for the three and nine months ended September 27, 2025 and September 28, 2024, except for the impairment charge of $13.0 million as noted in Note 3 for the nine months ended September 28, 2024.

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

The Company received gross cash proceeds of $263.2 million, or net proceeds of $256.2 million, and may receive up to $25.0 million in cash earn-out payments contingent upon the performance of the PIM business in 2025 and 2026. The carrying amount of net assets associated with the PIM business was approximately $252.8 million. As a result of the sale of the PIM business, the Company recognized a pre-tax loss (gain) of $0.0 million and of $(4.3) million, inclusive of a $1.0 million gain reclassified from Accumulated other comprehensive loss for foreign currency translation, presented in Selling, general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 28, 2024. The Company recorded income tax expense associated with the PIM divestiture of approximately $0.0 million and $1.0 million for the three and nine months ended September 28, 2024.

The disposition of the PIM business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.
5. INVENTORIES
Inventories consisted of the following:

(In millions)	September 27, 2025	December 31, 2024
Raw materials	$238.9	$231.0
Work-in-process	51.9	59.6
Finished goods (1)	356.0	347.5
Total inventories, net	$646.8	$638.1
(1) Includes consignment inventories held by customers of $27.1 million and $24.0 million at September 27, 2025 and December 31, 2024, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
As described in Note 12, the Company realigned its segments in the fourth fiscal quarter of 2024. The Company combined its previous segments, Advanced Materials Handling and Microcontamination Control, into the new Advanced Purity Solutions (“APS”) segment. All prior periods have been recast to reflect the change.
Goodwill activity for each of the Company’s reportable segments, MS and APS, was as follows at September 27, 2025 and December 31, 2024:

(In millions)	MS	APS	Total
December 31, 2024	$3,631.3	$312.3	$3,943.6
Foreign currency translation	—	1.6	1.6
September 27, 2025	$3,631.3	$313.9	$3,945.2
Identifiable intangible assets at September 27, 2025 and December 31, 2024 consisted of the following:

	September 27, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,264.2	$710.7	$553.5
Trademarks and trade names	172.0	56.9	115.1
Customer relationships	630.7	347.5	283.2
Other	25.5	24.0	1.5
	$2,092.4	$1,139.1	$953.3

	December 31, 2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,256.7	$601.7	$655.0
Trademarks and trade names	172.0	48.8	123.2
Customer relationships	630.5	326.5	304.0
In-process research and development (1)	6.6	—	6.6
Other	25.5	22.6	2.9
	$2,091.3	$999.6	$1,091.7
(1) Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we move the asset to developed technology, determine the useful life and begin amortizing the assets.
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at September 27, 2025:

(In millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expense	$46.5	$183.6	$179.9	$177.4	$111.7	$254.2	$953.3
7. DEBT
The Company’s debt as of September 27, 2025 and December 31, 2024 consisted of the following:

(In millions)	September 27, 2025	December 31, 2024
Senior secured term loans B due 2029 at 5.01% (1)	$600.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	3,895.0	4,045.0
Less: Unamortized discount and debt issuance costs	(52.2)	(63.9)
Total debt, net	3,842.8	3,981.1
Less: Current portion of long-term debt	—	—
Total long-term debt, net	$3,842.8	$3,981.1
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of September 27, 2025 were as follows:

(In millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt obligation maturities*	$—	$—	$—	$400.0	$2,600.0	$895.0	$3,895.0
* Senior secured term loans B subject to Excess Cash Flow payments to the lenders.
(1) The Company entered into a floating-to-fixed swap contract on its variable rate debt under our senior secured term loan facility due 2029 (the “Term Loan Facility”). The effective interest rate after consideration of this floating-to-fixed swap contract was 5.01%. Refer to Note 9 for a description of our interest rate swap contract.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million. There were no borrowings outstanding under the Revolving Facility as of September 27, 2025 and December 31, 2024.

During the three and nine months ended September 27, 2025, the Company repaid a total of $150.0 million and $150.0 million of the outstanding borrowings under the term loans B. In connection with these repayments and entry into the Third Amendment, the Company incurred a pre-tax loss on extinguishment of debt of $1.7 million and $1.7 million for the three and nine months ended September 27, 2025, respectively, which is included in Other expense, net in the condensed consolidated statements of operations.
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

	Fair Value Measurements at Reporting Date Using
(In millions)	Level 1		Level 2		Level 3		Total
Assets:	September 27, 2025	December 31, 2024	September 27, 2025	December 31, 2024	September 27, 2025	December 31, 2024	September 27, 2025	December 31, 2024
Cash and cash equivalents	$399.8	$329.2	$—	$—	$—	$—	$399.8	$329.2
Derivative financial instruments - interest rate swap - cash flow hedge	—	—	1.2	7.1	—	—	1.2	7.1
Total	$399.8	$329.2	$1.2	$7.1	$—	$—	$401.0	$336.3
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of September 27, 2025 and December 31, 2024 were as follows:

	September 27, 2025		December 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$3,842.8	$3,857.8	$3,981.1	$3,909.3
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
The notional amounts of our derivative instruments were as follows:

(In millions)
Derivatives designated as hedging instruments:	September 27, 2025	December 31, 2024
Interest rate swap contract - cash flow hedge	$450.0	$750.0
The fair values of our derivative instruments included in the condensed consolidated balance sheets were as follows:

(In millions)		Derivative Assets
Derivatives designated as hedging instruments:	Condensed Consolidated Balance Sheets Location	September 27, 2025	December 31, 2024
Interest rate swap contract - cash flow hedge	Other current assets	$1.2	$7.1
The following table summarizes the effects of our derivative instruments on our condensed consolidated statements of operations:

		(Gain) loss recognized in Condensed Consolidated Statements of Operations
(In millions)		Three months ended		Nine months ended
Derivatives designated as hedging instruments:	Condensed Consolidated Statements of Operations Location	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest rate swap contract - cash flow hedge	Interest expense	$(1.5)	$(5.6)	$(6.7)	$(23.2)
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive loss:

	Loss recognized in Accumulated other comprehensive loss
(In millions)	Three months ended		Nine months ended
Derivatives designated as hedging instruments:	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest rate swap contract - cash flow hedge	$(1.1)	$(9.9)	$(4.6)	$(13.6)
We expect approximately $1.2 million to be reclassified from Accumulated other comprehensive loss into Interest expense through December 31, 2025, related to our interest rate swap based on projected rates of the SOFR forward curve as of September 27, 2025.
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

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic—weighted average common shares outstanding	151.8	151.2	151.6	150.8
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	0.5	0.7	0.5	1.0
Diluted—weighted average common shares and common shares equivalent outstanding	152.3	151.9	152.1	151.8

The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Shares excluded from calculations of diluted EPS	1.0	0.6	0.9	0.4
11. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and nine months ended September 27, 2025 and September 28, 2024 consisted of the following:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss (gain) on foreign currency transactions	$2.5	$(2.1)	4.5	2.2
Loss on extinguishment of debt and modification	1.7	—	1.7	12.3
Other expense (income)	—	1.9	(0.9)	2.6
Other expense (income), net	$4.2	$(0.2)	$5.3	$17.1
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

Summarized financial information for the Company’s reportable segments is shown in the following tables for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three months ended
	September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$348.6	$460.8	$(2.3)	$807.1
Cost of sales	203.4	254.7	(2.3)	455.8
Operating expenses	80.0	87.9	—	167.9
Segment profit	$65.2	$118.2	$—	$183.4

	Three months ended
	September 28, 2024
(In millions)	MS	APS	Inter-segment	Total
Net sales	$346.7	$463.1	$(2.1)	$807.7
Cost of sales	190.4	247.6	(2.1)	435.9
Operating expenses	84.6	88.1	—	172.7
Segment profit	$71.7	$127.4	$—	$199.1

	Nine months ended
	September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$1,044.9	$1,334.6	$(6.8)	$2,372.7
Cost of sales	584.9	735.3	(6.8)	1,313.4
Operating expenses	247.3	277.1	—	524.4
Segment profit	$212.7	$322.2	$—	$534.9

	Nine months ended
	September 28, 2024
(In millions)	MS	APS	Inter-segment	Total
Net sales	$1,039.0	$1,359.0	$(6.6)	$2,391.4
Cost of sales	570.6	728.0	(6.6)	1,292.0
Operating expenses	259.3	269.8	—	529.1
Segment profit	$209.1	$361.2	$—	$570.3

The following table reconciles total segment profit to income before income tax expense for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total segment profit	$183.4	199.1	$534.9	$570.3
Less:
Amortization of intangible assets	46.0	46.2	138.1	143.9
Unallocated general and administrative expenses	14.8	16.7	45.8	42.5
Operating income	122.6	136.2	351.0	383.9
Interest expense	47.9	51.6	151.3	162.7
Interest income	(1.8)	(1.2)	(5.1)	(5.4)
Other (income) expense, net	4.2	(0.2)	5.3	17.1
Income before income tax expense	$72.3	$86.0	$199.5	$209.5

The following tables summarize depreciation and capital expenditures for the Company’s reportable segments for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation:
MS	$21.7	$22.3	$67.1	$68.2
APS	28.7	24.8	84.5	71.6
Total depreciation	$50.4	$47.1	$151.6	$139.8

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Capital expenditures:
MS	$28.1	$17.8	$89.2	$56.7
APS	38.7	64.4	152.0	151.4
Total capital expenditures	$66.8	$82.2	$241.2	$208.1

In the following tables, net sales are disaggregated by customers’ country or region based on the ship to location of the customer for the three and nine months ended September 27, 2025 and September 28, 2024, respectively.

	Three months ended September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$67.3	$70.6	$(2.3)	$135.6
Taiwan	74.3	111.9	—	186.2
China	60.4	117.5	—	177.9
South Korea	49.4	60.4	—	109.8
Japan	35.4	43.1	—	78.5
Europe	25.8	31.7	—	57.5
Southeast Asia	36.0	25.6	—	61.6
	$348.6	$460.8	$(2.3)	$807.1

	Three months ended September 28, 2024
(In millions)	MS	APS	Inter-segment	Total
North America	$73.2	$91.0	$(2.1)	$162.1
Taiwan	60.0	101.3	—	161.3
China	62.8	109.2	—	172.0
South Korea	53.3	52.0	—	105.3
Japan	34.0	43.2	—	77.2
Europe	25.5	42.6	—	68.1
Southeast Asia	37.9	23.8	—	61.7
	$346.7	$463.1	$(2.1)	$807.7

	Nine months ended September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$203.1	$232.2	$(6.8)	$428.5
Taiwan	207.1	330.3	—	537.4
China	203.3	293.0	—	496.3
South Korea	151.4	168.5	—	319.9
Japan	99.6	131.3	—	230.9
Europe	74.2	102.7	—	176.9
Southeast Asia	106.2	76.6	—	182.8
	$1,044.9	$1,334.6	$(6.8)	$2,372.7

	Nine months ended September 28, 2024
(In millions)	MS	APS	Inter-segment	Total
North America	$248.8	$274.5	$(6.6)	$516.7
Taiwan	173.5	303.0	—	476.5
China	181.7	309.2	—	490.9
South Korea	150.6	156.9	—	307.5
Japan	93.0	126.5	—	219.5
Europe	87.7	122.8	—	210.5
Southeast Asia	103.7	66.1	—	169.8
	$1,039.0	$1,359.0	$(6.6)	$2,391.4

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
The grant is subject to certain conditions, including compliance with applicable federal regulations, progress milestones, and reporting requirements as set forth by the U.S. Department of Commerce. As of September 27, 2025, the Company has received $8.2 million in disbursements with a corresponding reduction to property, plant and equipment.
14. RESTRUCTURING COSTS

During the first three fiscal quarters of 2025, the Company initiated certain business restructuring activities aimed at improving operational efficiency and aligning resources with strategic priorities. These activities resulted in restructuring charges of $1.7 million and $17.4 million for the three and nine months ended September 27, 2025, respectively, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning its customer facing organization, which occurred in the fourth quarter of 2024, and (ii) commencing in the second quarter of 2025, workforce reductions and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives. These restructuring activities are deemed to be discrete initiatives that are different from the Company’s ongoing productivity improvements.

The charges related to these restructuring activities were recognized in the condensed consolidated statements of operations for the three and nine months ended September 27, 2025 as follows:

	Three months ended September 27, 2025			Nine months ended September 27, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
Cost of sales	$0.3	$—	$0.3	$2.6	$—	$2.6
Selling, general and administrative	0.4	—	0.4	5.4	6.3	11.7
Engineering, research and development	1.0	—	1.0	3.1	—	3.1
Total	$1.7	$—	$1.7	$11.1	$6.3	$17.4

Restructuring charges by reportable segment as well as unallocated corporate level charges for the three and nine months ended September 27, 2025 were as follows:

	Three months ended September 27, 2025			Nine months ended September 27, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
MS	$0.7	$—	$0.7	$3.8	$—	$3.8
APS	1.0	—	1.0	6.9	6.3	13.2
Unallocated corporate	—	—	—	0.4	—	0.4
Total	$1.7	$—	$1.7	$11.1	$6.3	$17.4
15. SUBSEQUENT EVENT
Dividend
On October 15, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on November 19, 2025, to shareholders of record on the close of business on October 29, 2025.

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
Global Trade Environment

Recent and continuing developments in U.S. and foreign trade policy have heightened global trade tensions and sparked significant uncertainty in macroeconomic and geopolitical environments, particularly with respect to China. The nature of our global business exposes us to risks associated with trade conflicts between the U.S. and its trading partners. Additionally, our manufacturing operations rely on a global supply chain to manufacture our products, including, in some instances, raw materials from China. The recent tariffs and other similar trade policies (i) have increased, and may continue to increase, our sourcing and manufacturing costs, (ii) have forced, and may continue to force, us to find alternative suppliers, and (iii) may result in manufacturing and delivery delays. As a result, we may face a reduction in the demand for, and in the competitiveness of, our products, particularly from local or domestically sourced competition, harm to our relationships with our customers, and decreased profitability. These issues may be exacerbated by the overall macroeconomic uncertainty stemming from current trade tensions which may slow economic growth and negatively impact the demand for products containing semiconductors, thereby decreasing the demand for our products.

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

however, we will continue to closely monitor this evolving situation, further leverage our global footprint and regional supply chain, and explore additional options to mitigate trade-related risks.
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

Three and Nine Months Ended September 27, 2025 Compared to Three and Nine Months Ended September 28, 2024
The following table compares operating results for the three and nine months ended September 27, 2025 and September 28, 2024, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Nine months ended
(Dollars in millions)	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Net sales	$807.1	100.0%	$807.7	100.0%	$2,372.7	100.0%	$2,391.4	100.0%
Cost of sales	455.8	56.5	435.9	54.0	1,313.4	55.4	1,292.0	54.0
Gross profit	351.3	43.5	371.8	46.0	1,059.3	44.6	1,099.4	46.0
Selling, general and administrative expenses	101.8	12.6	108.5	13.4	320.2	13.5	337.0	14.1
Engineering, research and development expenses	80.9	10.0	80.9	10.0	250.0	10.5	234.6	9.8
Amortization of intangible assets	46.0	5.7	46.2	5.7	138.1	5.8	143.9	6.0
Operating income	122.6	15.2	136.2	16.9	351.0	14.8	383.9	16.1
Interest expense	47.9	5.9	51.6	6.4	151.3	6.4	162.7	6.8
Interest income	(1.8)	(0.2)	(1.2)	(0.1)	(5.1)	(0.2)	(5.4)	(0.2)
Other expense (income), net	4.2	0.5	(0.2)	—	5.3	0.2	17.1	0.7
Income before income tax expense	72.3	9.0	86.0	10.6	199.5	8.4	209.5	8.8
Income tax expense	1.5	0.2	8.2	1.0	12.5	0.5	18.3	0.8
Equity in net loss of affiliates	0.3	—	0.3	—	0.8	—	0.7	—
Net income	$70.5	8.7%	$77.5	9.6%	$186.2	7.8%	$190.5	8.0%
Net sales For the three months ended September 27, 2025, net sales decreased by 0.1% to $807.1 million, compared to $807.7 million for the three months ended September 28, 2024. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the three months ended September 28, 2024	$807.7
Decrease primarily associated with volume	(3.3)
Increase associated with effect of foreign currency translation	2.7
Net sales in the three months ended September 27, 2025	$807.1
As described in the table above, the decrease in net sales was primarily attributable to a reduction of $3.3 million of sales primarily due to decreased semiconductor market demand, partially offset by an increase of $2.7 million of sales attributable to favorable foreign currency translations, primarily related to the strengthening of the Taiwanese dollar relative to the U.S. dollar compared to the fiscal quarter ended September 28, 2024.

On a geographic basis, sales percentage by customers’ country or region for the three months ended September 27, 2025 and September 28, 2024 and the percentage increase (decrease) in sales for the three months ended September 27, 2025 compared to the sales for the three months ended September 28, 2024 were as follows:

	Three months ended
	September 27, 2025	September 28, 2024	Percentage increase (decrease) in sales
North America	17%	20%	(16%)
Taiwan	23%	20%	15%
China	22%	21%	3%
South Korea	14%	13%	4%
Japan	10%	10%	2%
Europe	7%	8%	(16%)
Southeast Asia	8%	8%	—%
The decrease in sales to customers in North America primarily relates to decreased demand for our MS and APS products. The increase in sales to customers in Taiwan primarily relates to increased demand for our MS and APS products. The increase in sales to customers in China primarily relates to increased demand for our APS products, partially offset by decreased demand of our MS products. The increase in sales to customers in South Korea primarily relates to increased demand of our APS products, partially offset by decreased demand for our MS products. The increase in sales to customers in Japan primarily relates to increased demand for our MS products. The decrease in sales to customers in Europe primarily relates to decreased demand for our APS products. The sales to customers in Southeast Asia were flat.
Net sales for the nine months ended September 27, 2025 were $2,372.7 million, compared to $2,391.4 million for the nine months ended September 28, 2024. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the nine months ended September 28, 2024	$2,391.4
Decrease associated with divestiture	(33.9)
Increase associated with effect of foreign currency translation	2.6
Increase primarily associated with volume	12.6
Net sales in the nine months ended September 27, 2025	$2,372.7
As described in the table above, the decrease in net sales was primarily attributable to the absence of sales totaling $33.9 million resulting from the divestiture of the PIM business, partially offset by (i) an increase of $2.6 million of sales attributable to favorable foreign currency translations and (ii) a $12.6 million increase in sales primarily due to increased semiconductor market demand compared to the nine months ended September 28, 2024.
On a geographic basis, sales percentage by customers’ country or region for the nine months ended September 27, 2025 and September 28, 2024 and the percentage increase (decrease) in sales for the nine months ended September 27, 2025 compared to the sales for the nine months ended September 28, 2024 were as follows:

	Nine months ended
	September 27, 2025	September 28, 2024	Percentage increase (decrease) in sales
North America	18%	22%	(17%)
Taiwan	23%	20%	13%
China	21%	21%	1%
South Korea	13%	13%	4%
Japan	10%	9%	5%
Europe	7%	9%	(16%)
Southeast Asia	8%	7%	8%

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
Gross margin The following table sets forth gross margin (gross profit as a percentage of net sales):

	Three months ended			Nine months ended
	September 27, 2025	September 28, 2024	Percentage point change	September 27, 2025	September 28, 2024	Percentage point change
Gross margin:	43.5%	46.0%	(2.5)	44.6%	46.0%	(1.4)
Gross margin decreased by 2.5 percentage points for the three months ended September 27, 2025, compared to the same period in the prior year. Gross margin decreased primarily due to lower plant performance.
Gross margin decreased by 1.4 percentage points for the nine months ended September 27, 2025, compared to the same period in the prior year. Gross margin decreased primarily due to lower plant performance and unfavorable product mix.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $101.8 million in the three months ended September 27, 2025, compared to $108.5 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the fiscal quarter ended September 28, 2024	$108.5
Employee costs (excluding restructuring costs of $0.4 million in 2025 included in the line below)	(0.9)
Professional fees	(3.2)
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	0.4
Other decreases, net	(3.0)
Selling, general and administrative expenses in the fiscal quarter ended September 27, 2025	$101.8
SG&A expenses were $320.2 million in the nine months ended September 27, 2025, compared to $337.0 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the nine months ended September 28, 2024	$337.0
Impairment of long-lived assets in 2024, see Note 3 to the Company’s condensed consolidated financial statements	(13.0)
Employee costs (excluding restructuring costs of $5.4 million in 2025 included in the line below)	(8.2)
Professional fees	(7.3)
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	11.7
Gain on sale of PIM business in 2024	4.3
Other decreases, net	(4.3)
Selling, general and administrative expenses in the nine months ended September 27, 2025	$320.2
Engineering, research and development expenses The Company’s engineering, research and development (“ER&D”) efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $80.9 million in the three months ended September 27, 2025 compared to $80.9 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the fiscal quarter ended September 28, 2024	$80.9
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	1.0
Depreciation expense	1.0
Project related expenses	(2.1)
Other increases, net	0.1
Engineering, research and development expenses in the fiscal quarter ended September 27, 2025	$80.9
ER&D expenses were $250.0 million in the nine months ended September 27, 2025 compared to $234.6 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the nine months ended September 28, 2024	$234.6
Project related expenses	5.8
Depreciation expense	3.6
Restructuring costs, see Note 14 to the Company’s condensed consolidated financial statements	3.1
Other increases, net	2.9
Engineering, research and development expenses in the nine months ended September 27, 2025	$250.0
Amortization of intangible assets Amortization of intangible assets was $46.0 million in the three months ended September 27, 2025, compared to $46.2 million for the three months ended September 28, 2024. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized.
Amortization of intangible assets was $138.1 million in the nine months ended September 27, 2025, compared to $143.9 million for the nine months ended September 28, 2024. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs and original issuance discounts associated with such borrowings. Interest expense was $47.9 million in the three months ended September 27, 2025, compared to $51.6 million in the three months ended September 28, 2024. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Interest expense was $151.3 million in the nine months ended September 27, 2025, compared to $162.7 million in the nine months ended September 28, 2024. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other expense (income), net Other expense, net was $4.2 million in the three months ended September 27, 2025 and consisted mainly of foreign currency transaction losses of $2.5 million and a loss of extinguishment of debt of $1.7 million. Other income, net was $0.2 million in the three months ended September 28, 2024 and consisted mainly of foreign currency transaction gains of $2.1 million, partially offset by other expenses of $1.9 million.
Other expense, net was $5.3 million in the nine months ended September 27, 2025 and consisted mainly of foreign currency transaction losses of $4.5 million and a loss of extinguishment of debt of $1.7 million, partially offset by other income of $1.0 million. Other expense, net was $17.1 million in the nine months ended September 28, 2024 and consisted mainly of a loss of extinguishment of debt of $12.3 million associated with the repayments on the Term Loan Facility and foreign currency transaction losses of $2.2 million and other expenses of $2.5 million.
Income tax expense Income tax expense was $1.5 million in the three months ended September 27, 2025, compared to income tax expense of $8.2 million in the three months ended September 28, 2024. The Company’s effective income tax rate was 2.1% for the three months ended September 27, 2025, compared to 9.5% for the three months ended September 28, 2024. The effective tax rate for the fiscal quarter ended September 27, 2025 was lower primarily due to the release of unrecognized tax benefits resulting from the expiration of applicable statute of limitations and a change in income mix. This benefit was partially offset by the impact of the enactment of the One Big Beautiful Bill Act (“Act”).
Income tax expense was $12.5 million in the nine months ended September 27, 2025, compared to income tax expense of $18.3 million in the nine months ended September 28, 2024. The Company’s effective income tax rate was 6.3% for the nine months ended September 27, 2025, compared to 8.7% for the nine months ended September 28, 2024. The effective tax rate for the nine months ended September 27, 2025 was lower due to the release of unrecognized tax benefits resulting from the expiration of applicable statutes of limitations and a change in income mix. This benefit was partially offset by an increase in discrete tax expense recorded associated with share-based compensation and the enactment of the Act.
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
One Big Beautiful Bill Act
The One Big Beautiful Bill Act (the “Act”) was enacted on July 4, 2025. In accordance with ASC 740-10, the Company accounted for the effects of the new tax legislation in the fiscal quarter ended September 27, 2025, which is the quarter of enactment. The key provisions of the Act impacting the Company’s financial statements include the modification of interest expense limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended, and revisions to foreign-derived intangible income and global intangible low-taxed income.
The Company updated its estimated annual effective tax rate to reflect the impact of the new legislation for interim reporting purposes. Certain provisions of the Act are effective for tax years beginning after December 31, 2025, and therefore did not affect the current quarter’s financial results. The Company continues to evaluate the impact of the Act on its future tax positions.
Net income Due to the factors noted above, the Company recorded net income of $70.5 million, or $0.46 per diluted share, in the three months ended September 27, 2025, compared to net income of $77.5 million, or $0.51 per diluted share, in the three months ended September 28, 2024.
In the nine months ended September 27, 2025, the Company recorded net income of $186.2 million, or $1.22 per diluted share, compared to net income of $190.5 million, or $1.25 per diluted share, in the nine months ended September 28, 2024.
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
The following table compares non-GAAP financial measures for the three and nine months ended September 27, 2025 and September 28, 2024, both in dollars and as a percentage of net sales, for each caption.

	Three months ended			Nine months ended
(In millions)	September 27, 2025	September 28, 2024	Percent Change	September 27, 2025	September 28, 2024	Percent Change
Adjusted Operating Income	$170.3	$185.9	(8)%	$506.5	$542.9	(7)%
Adjusted Operating Margin - as a % of net sales	21.1%	23.0%		21.3%	22.7%

Adjusted EBITDA	$220.7	$233.0	(5)%	$658.1	$682.7	(4)%
Adjusted EBITDA - as a % of net sales	27.3%	28.8%		27.7%	28.5%

Non-GAAP EPS	$0.72	$0.77	(6)%	$2.05	$2.16	(5)%
The decrease in Adjusted Operating Income and Adjusted EBITDA for the three months ended September 27, 2025 compared to the year-ago period is generally attributable to lower gross profit. The decrease in Non-GAAP EPS for the three months ended September 27, 2025 compared to the year-ago period is primarily attributable to lower gross profit, partially offset by lower operating expenses.

The decrease in Adjusted Operating Income and Adjusted EBITDA for the nine months ended September 27, 2025 compared to the year-ago period is generally attributable to lower gross profit. The decrease in Non-GAAP EPS for the nine months ended September 27, 2025 compared to the year-ago period is primarily attributable to lower gross profit, partially offset by lower interest expense.
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
The following table presents selected net sales and segment profit data for the Company’s two reportable segments, along with unallocated general and administrative expenses, for the three and nine months ended September 27, 2025 and September 28, 2024.

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Materials Solutions
Net sales	$348.6	$346.7	$1,044.9	$1,039.0
Segment profit	65.2	71.7	212.7	209.1
Advanced Purity Solutions
Net sales	$460.8	$463.1	$1,334.6	$1,359.0
Segment profit	118.2	127.4	322.2	361.2
Unallocated general and administrative expenses	$14.8	$16.7	$45.8	$42.5
Materials Solutions (MS)
For the third fiscal quarter of 2025, MS net sales increased to $348.6 million, up 1% compared to $346.7 million in the comparable period last year. The sales increase was driven primarily by increased sales from CMP consumables and cleaning chemistries. MS reported a segment profit of $65.2 million in the third fiscal quarter of 2025, down 9% from a $71.7 million segment profit in the year-ago period. The segment profit decrease was primarily due to a decrease in gross profit from lower plant performance, partially offset by lower operating expenses.

For the nine months ended September 27, 2025, MS net sales increased to $1,044.9 million, up 1% compared to $1,039.0 million in the comparable period last year. The sales increase was driven primarily by increased sales from CMP consumables, selective etch and deposition materials, partially offset by the absence of $33.9 million included in prior-year sales resulting from the divestiture of the PIM business. MS reported a segment profit of $212.7 million in the nine months ended September 27, 2025, up 2% from a $209.1 million segment profit in the year-ago period. The segment profit increase was primarily associated with the absence of the long-lived asset impairment charge of $13.0 million in the year-ago period (see Note 3 to our condensed consolidated financial statements for further discussion) and an increase in sales volume, partially offset by the absence of a $4.3 million gain associated with the sale of the PIM business in the year-ago period (see Note 4 to our condensed consolidated financial statements for further discussion), the absence of segment profit associated with the divestiture of the PIM business and the increase of $3.8 million of restructuring costs in the current period.
Advanced Purity Solutions (APS)
For the third fiscal quarter of 2025, APS net sales decreased to $460.8 million, down less than 1% compared to $463.1 million in the comparable period last year. The sales decrease was mainly due to decreased sales from a decline in facilities-based capital expenditure investments, including fluid handling products and FOUPs. APS reported a segment profit of $118.2 million in the third fiscal quarter of 2025, down 7% from $127.4 million in the year-ago period. The segment profit decrease was primarily due to a decrease in gross profit from lower plant performance.
For the nine months ended September 27, 2025, APS net sales decreased to $1,334.6 million, down 2% compared to $1,359.0 million in the comparable period last year. The sales decrease was mainly due to decreased sales from a decline in facilities-based capital expenditure investments, including fluid handling products and FOUPs, partially offset by an increase in sales from gas microcontamination products. APS reported a segment profit of $322.2 million in the nine months ended

September 27, 2025, down 11% from $361.2 million in the year-ago period. The segment profit decrease was primarily due to lower sales, unfavorable product mix and higher restructuring costs of $13.2 million in the current period.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $14.8 million in the third fiscal quarter of 2025, down 11% compared to $16.7 million in the comparable period last year. The $1.9 million decrease is primarily due to a $3.0 million decrease in non-income tax expense, partially offset by higher employee costs of $1.9 million.
Unallocated general and administrative expenses totaled $45.8 million in the nine months ended September 27, 2025, up 8% compared to $42.5 million in the comparable period last year. The $3.3 million increase is primarily due to a $5.0 million increase in employee costs, partially offset by a $3.0 million decrease in non-income tax expense.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In millions)	September 27, 2025	December 31, 2024
Cash and cash equivalents	$399.8	$329.2
Working capital	1,204.2	1,091.1
Total debt, net of unamortized discount and debt issuance costs	3,842.8	3,981.1

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
We may seek to take advantage of opportunities to raise additional capital through debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. As of September 27, 2025, we have not experienced difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Nine months ended
(In millions)	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$503.4	$455.6
Net cash (used in) provided by investing activities	(234.5)	40.8
Net cash used in financing activities	(204.1)	(523.6)
Increase (decrease) in cash and cash equivalents	70.6	(24.8)
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $503.4 million in the nine months ended September 27, 2025, compared to $455.6 million in the nine months ended September 28, 2024. This increase was driven by a $62.8 million increase in operating assets and liabilities, partially offset by a $15.0 million decrease of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities for the nine months ended September 27, 2025 were driven by changes in trade accounts and notes receivables, inventories, accounts payable and accrued liabilities, and income tax payable and refundable income taxes. The change in trade accounts and notes receivable is primarily due to timing of payments received. The change in inventories was mainly due to a decrease in business activity. The change in accounts payable and accrued liabilities was primarily driven by timing of payments to vendors. The change in income tax payable and refundable income taxes is primarily due to higher income tax payment.
Investing activities Cash flows used in investing activities totaled $234.5 million in the nine months ended September 27, 2025, compared to cash flows provided by investing activities of $40.8 million in the nine months ended September 28, 2024. The decrease resulted primarily from a decrease in proceeds from divestiture of $250.8 million, partially offset by an increase in cash paid for acquisition of property, plant and equipment of $33.1 million.
Financing activities Cash used in financing activities totaled $204.1 million during the nine months ended September 27, 2025, compared to cash used in financing activities of $523.6 million during the nine months ended September 28, 2024. The decrease was primarily due to decreased net debt activity of $323.8 million compared to the prior period.
Our total dividend payments were $45.7 million in the nine months ended September 27, 2025 compared to $45.5 million in the nine months ended September 28, 2024. We have paid a cash dividend in each fiscal quarter since the fourth fiscal quarter of 2017. On October 15, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on November 19, 2025 to shareholders of record on the close of business on October 29, 2025.
Other Liquidity and Capital Resources Considerations
Debt

(In millions)	September 27, 2025	December 31, 2024
Senior secured term loans B due 2029 at 5.01% (1)	$600.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	$3,895.0	$4,045.0
(1) The Company entered into a floating-to-fixed swap contract on its variable rate debt under our Term Loan Facility. The effective interest rate after consideration of this floating-to-fixed swap contract was 5.01%. Refer to Note 9 for a description of our interest rate swap contract.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75% or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million. During the nine months ended September 27, 2025, the Company borrowed and repaid $532 million under this Revolving Facility and no balance was outstanding at September 27, 2025.

During the nine months ended September 27, 2025, the Company repaid $150 million under the term loans B under the Term Loan Facility.
Through September 27, 2025, the Company was in compliance with the financial covenant under its debt arrangements.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent in the aggregate to approximately $6.7 million. During the nine months ended September 27, 2025, there were no borrowings under this line of credit and there was no balance was outstanding at September 27, 2025.
Cash and cash equivalents and cash requirements

(In millions)	September 27, 2025	December 31, 2024
U.S.	$107.5	$49.0
Non-U.S.	292.3	280.2
Cash and cash equivalents	$399.8	$329.2
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
Adjusted EBITDA is defined by the Company as net income before, as applicable, (1) equity in net loss of affiliate, (2) income tax expense, (3) interest expense, (4) interest income, (5) other expense (income), net, (6) integration costs, (7) restructuring costs, (8) acquired tax equalization asset reduction, (9) gain on sale of business, (10) impairment of long-lived assets, (11) amortization of intangible assets, and (12) depreciation. Adjusted Operating Income is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes non-GAAP financial measures whereby Adjusted EBITDA and Adjusted Operating Income are each divided by the Company’s net sales to derive Adjusted EBITDA Margin and Adjusted Operating Margin, respectively.
Non-GAAP Net Income is defined by the Company as net income before, as applicable, (1) integration costs, (2) restructuring costs, (3) acquired tax equalization asset reduction (4) loss on extinguishment of debt and modification, (5) gain on sale of business, (6) impairment of long-lived assets, (7) amortization of intangible assets, and (8) the tax effect of the foregoing adjustments to net income. Non-GAAP EPS is defined as our Non-GAAP Net Income divided by our diluted weighted-average shares outstanding.
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
Third, there is no assurance that the Company will not have future charges for integration costs, restructuring activities, loss on extinguishment of debt or modifications, loss (gain) on sale of businesses, or similar items and, therefore, may need to record additional charges (or credits) associated with such items, including the tax effects thereon. The exclusion of these items in the Company’s non-GAAP measures should not be construed as an implication that these costs are unusual, infrequent or non-recurring.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$807.1	$807.7	$2,372.7	$2,391.4
Net income	$70.5	$77.5	$186.2	$190.5
Net income - as a % of net sales	8.7%	9.6%	7.8%	8.0%
Adjustments to net income:
Equity in net loss of affiliates	0.3	0.3	0.8	0.7
Income tax expense	1.5	8.2	12.5	18.3
Interest expense	47.9	51.6	151.3	162.7
Interest income	(1.8)	(1.2)	(5.1)	(5.4)
Other expense (income), net	4.2	(0.2)	5.3	17.1
GAAP – Operating income	122.6	136.2	351.0	383.9
Operating margin - as a % of net sales	15.2%	16.9%	14.8%	16.1%
Integration costs:
Professional fees [1]	—	0.3	—	2.6
Severance costs [2]	—	0.2	—	0.8
Restructuring costs [3]	1.7	—	17.4	—
Acquired tax equalization asset reduction [4]	—	3.0	—	3.0
Gain on sale of business [5]	—	—	—	(4.3)
Impairment of long-lived assets [6]	—	—	—	13.0
Amortization of intangible assets [7]	46.0	46.2	138.1	143.9
Adjusted Operating Income	170.3	185.9	506.5	542.9
Adjusted operating margin - as a % of net sales	21.1%	23.0%	21.3%	22.7%
Depreciation	50.4	47.1	151.6	139.8
Adjusted EBITDA	$220.7	$233.0	$658.1	$682.7

Adjusted EBITDA – as a % of net sales	27.3%	28.8%	27.7%	28.5%
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of CMC Materials.
3 Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization and (ii) workforce reductions and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives.
4 Represents an asset reduction of an acquired tax equalization asset from the CMC Materials acquisition.
5 Gain from the sale of the Company’s PIM business.
6 Impairment of long-lived assets related to a small, industrial specialty chemicals business.
7 Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and EPS

	Three months ended		Nine months ended
(In millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$70.5	$77.5	$186.2	$190.5
Adjustments to net income:
Integration costs:
Professional fees [1]	—	0.3	—	2.6
Severance costs [2]	—	0.2	—	0.8
Restructuring costs [3]	1.7	—	17.4	—
Acquired tax equalization asset reduction [4]	—	3.0	—	3.0
Loss on extinguishment of debt and modification [5]	1.7	—	1.7	12.3
Gain on sale of business [6]	—	—	—	(4.3)
Impairment of long-lived assets[7]	—	—	—	13.0
Amortization of intangible assets [8]	46.0	46.2	138.1	143.9
Tax effect of adjustments to net income and discrete tax items [9]	(10.0)	(9.6)	(31.4)	(33.3)
Non-GAAP Net Income	$109.9	$117.6	$312.0	$328.5

Diluted earnings per common share	$0.46	$0.51	$1.22	$1.25
Effect of adjustments to net income	0.26	0.26	0.83	0.91
Diluted Non-GAAP EPS	$0.72	$0.77	$2.05	$2.16

Diluted weighted average shares outstanding	152.3	151.9	152.1	151.8
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of CMC Materials.
3 Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization and (ii) workforce reductions and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives.
4 Represents an asset reduction of an acquired tax equalization asset from the CMC Materials acquisition.
5 Loss on extinguishment of debt and modification of our Term Loan Facility in 2024 and 2025.
6 Gain from the sale of the Company’s PIM business.
7 Impairment of long-lived assets related to a small, industrial specialty chemicals business.
8 Non-cash amortization expense associated with intangibles acquired in acquisitions.
9 The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

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
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of September 27, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of September 27, 2025, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The Company did not repurchase any of its common stock during the fiscal quarter ended September 27, 2025 under a board-authorized common stock repurchase plan.
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
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements

On August 8, 2025 Joseph Colella, our Senior Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Colella’s plan provides for the sale of up to 9,392 shares of the Company’s common stock. The plan expires on August 14, 2026, or upon the earlier completion of all authorized transactions under the plan.

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

ENTEGRIS, INC.

Date: October 30, 2025	/s/ Linda LaGorga
Linda LaGorga
Senior Vice President and Chief Financial
Officer (on behalf of the registrant and as
principal financial officer)