Form 10-K
period 2025-12-31
ENTEGRIS INC
filed 2026-02-11
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 28, 2025, the last business day of registrant’s most recently completed second fiscal quarter, was $8.5 billion. Shares held by each officer and director of the registrant and by each person who owned 10 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of February 6, 2026, 152.0 million shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders scheduled to be held on May 6, 2026 (the “2026 Proxy Statement”) which is scheduled to be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2026 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed to constitute part of this Annual Report on Form 10-K.

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Minneapolis, Minnesota	185

ENTEGRIS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART I
Item 1. Business.
OUR COMPANY
Entegris, Inc. (“Entegris”, “the Company”, “us”, “we”, or “our”) is a leading supplier of critical advanced materials and process solutions for the semiconductor and other high-technology industries. We leverage our unique breadth of capabilities to provide customers with innovative, science-based solutions to their toughest technology challenges, helping improve productivity and product performance in the most advanced manufacturing environments.

Semiconductors, or integrated circuits, are key components in electronic devices that continue to transform how we live, communicate and work. Many products and emerging applications—including artificial intelligence (“AI”), high-performance and cloud computing, smartphones, wearable technology, electric and autonomous vehicles, the Internet of Things, gaming, virtual/augmented reality, and smart healthcare— are expected to drive long-term secular demand for semiconductor and require faster, more powerful, more compact and more energy efficient semiconductors. Industry forecasts project semiconductor sales reaching approximately $1.6 trillion by 2030, which we believe will create significant opportunities for our products.

As semiconductors move to smaller geometries and new device architectures, they require innovative materials and stringent purity standards throughout manufacturing. Entegris offers the industry’s most comprehensive electronic materials portfolio, with core capabilities in materials science and materials purity, and complementary solutions that accelerate time to yield. We believe these capabilities are critical enablers of our customers’ technology roadmaps. We expect these trends to create significant opportunities for our products, expand our served addressable market and increase Entegris’ content per wafer, positioning us to outperform our markets over the long term.

Our business is organized and operated in two operating segments. These segments share common business systems and processes, technology centers and technology roadmaps.

•The Materials Solutions segment, or MS, provides materials-based solutions, such as chemical vapor and atomic layer deposition materials, chemical mechanical planarization (“CMP”) slurries and pads, ion implantation specialty gases, formulated etch and clean materials, and other specialty materials that enable our customers to achieve better device performance and faster time to yield, while providing lower total cost of ownership.
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

Our complementary capabilities enable co-optimized, integrated solutions that improve device performance, lower cost of ownership and accelerate time to market. We address complex manufacturing challenges across deposition, CMP and post-CMP modules with solutions including advanced deposition materials, CMP slurries, pads and post-CMP cleaning chemistries (each from our MS segment), and CMP slurry filters, high-purity packaging and fluid monitoring systems (each from our APS segment). As leading semiconductor manufacturers implement molybdenum into advanced nodes, Entegris is uniquely positioned to support this transition and to solve challenges associated with integrating a new material through our expertise and solutions in precursors, deposition, etch, CMP consumables and contamination control.

ACQUISITIONS AND DIVESTITURES

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

On October 2, 2023, the Company completed the sale of its Electronic Chemicals (“EC”) business to FUJIFILM Holdings America Corporation (“Fujifilm”) for $675.3 million. The EC business, which was a separate reporting unit within the MS reportable segment, was acquired by Entegris as part of the acquisition of CMC Materials in July 2022.

On March 1, 2024, the Company completed the sale of its PIM business, to SCF Partners, Inc. The Company received gross cash proceeds of $263.2 million, or net proceeds of $256.2 million, and up to $25.0 million in cash earn-out payments contingent upon the performance of the PIM business in 2025 and 2026.

THE SEMICONDUCTOR ECOSYSTEM

Semiconductor manufacturing requires hundreds of complex, sensitive process steps in which a variety of materials are repeatedly applied to silicon wafers to build integrated circuits on the wafer surface. The areas of the semiconductor ecosystem that rely most heavily on our products and solutions are described below.

Photolithography. Photolithography is a process used to print complex circuit patterns onto wafers. The wafer is coated with a thin film of light-sensitive photoresist, exposed to light, and developed to create the pattern. Our products used throughout this process include:

•Liquid filtration, high-purity packaging and high-precision dispense systems that ensure pure, accurate and uniform distribution of contamination-free photoresists onto the wafer, enabling optimum yields; and
•Gas microcontamination control solutions that eliminate airborne contaminants that can disrupt the photolithography processes.

Etch and Resist Strip. During the etch process, thin film areas are selectively removed from the wafer surface to create the desired circuit pattern. The hardened resist must then be removed and the etched area cleaned using high-purity chemicals. Our products used during and after etch include:

•Selective etch chemistries enabling high aspect ratio structures, including 3D-NAND and gate-all-around (“GAA”) devices;
•Formulated cleaning solutions for photoresist and post-etch residue removal;
•Filters and purifiers that ensure purity of cleaning chemistries and achieve desired etch yields; and
•Precision-engineered coatings that protect equipment surfaces from corrosive chemistries and erosion while minimizing particle generation.

Deposition. During the deposition process, certain materials are transferred to the wafer surfaces through physical vapor deposition, or PVD, chemical vapor deposition, or CVD, and atomic-layer deposition, or ALD. Our products are critical to enabling new device architectures and ensuring device performance and manufacturing yields. These products include:

•Advanced precursor materials that meet the semiconductor industry’s composition, uniformity and thickness requirements for deposited films; and
•Filtration and purification products that remove contaminants during deposition, reducing wafer defects.

Ion Implant. Ion implantation is a repeated process that introduces dopants into semiconductor wafers to enhance conductivity. Our products used during ion implant include:

•Implant process gases and mixtures delivered through our Safe Delivery Source® (“SDS®”) and Vacuum Actuated Cylinders (“VAC®”) systems for safe, effective and efficient delivery; and
•Electrostatic chucks and proprietary low-temperature plasma coatings for core components critical to ion implantation equipment.

Chemical Mechanical Planarization. CMP is a polishing process used to planarize, or flatten, layers of material that have been deposited on silicon wafers. Our offerings include:

•CMP slurries for polishing semiconductor materials, including tungsten, dielectric materials, copper, tantalum (commonly referred to as “barrier”), molybdenum, aluminum, silicon carbide (“SiC”) and gallium nitride (“GaN”);
•CMP polishing pads used with slurries across a range of polishing tools, wafers, technology nodes and applications, including tungsten, copper, and dielectrics;
•Formulated cleaning chemistries that remove residues from wafer surfaces after the CMP process;

•Filtration and purification solutions that remove select particles and contaminants from slurries and cleaning chemistries to prevent wafer defects; and
•Process monitoring and control equipment to maintain CMP slurry integrity.

Wafer and Reticle Transport. Our products, including front-opening unified pods (“FOUPs”), wafer transport and process carriers, standard mechanical interface pods (“SMIF pods”) and extreme ultraviolet (“EUV”) reticle pods, protect wafers and reticles from damage or abrasion and ensure purity during transportation and automated processing. This protection is essential because wafer processing involves hundreds of steps over several weeks, making damaged wafers costly to scrap.

Chemical Handling. Semiconductor and other high-technology manufacturing processes use large volumes of high-purity and hazardous chemicals. We provide solutions for handling and ensuring the purity of these chemicals, including:

•Ultra-high purity chemical container products, including drums, flexible packaging and associated coded connection systems, that maintain chemical purity, maximize utilization and ensure safe transport, containment and dispense of valuable, ultra-clean process fluids, from bulk chemical manufacturing to point-of-use in the manufacturing process; and
•Ultra-pure valves, fittings, tubings and sensing and control products for chemical distribution throughout the fab and in wet process tools.

Wafer and Package Testing. We develop and manufacture high-performance consumable products for cleaning advanced probe cards and test sockets at semiconductor manufacturing facilities and innovative polymer products for semiconductor fabs that improve front-end tool uptime and reduce operating costs.

INDUSTRY TRENDS

Emerging and Existing Applications. The semiconductor market has grown significantly over the past few decades and, despite periodic downturns, we expect the long-term growth trend to continue. Products and emerging applications—including AI, high-performance and cloud computing, smartphones, wearable technology, electric and autonomous vehicles, the Internet of Things, gaming, virtual/augmented reality, and smart healthcare— will drive semiconductor demand and create significant opportunities for our products. In particular, AI workloads are fueling demand for advanced logic chips with higher transistor density and specialized architectures, as well as High Bandwidth Memory (“HBM”) to support the enormous data throughput required for training and inference in large-scale models. AI is also accelerating innovation in chip packaging and interconnect technologies, such as chiplets and 2.5D/3D integration, to enable higher performance and energy efficiency in complex systems. We believe these trends position us to capitalize on growth opportunities in next-generation AI and high-performance computing by providing critical materials and process solutions that enable the production of advanced logic devices and HBM. Existing applications in data processing, wireless communications, broadband infrastructure, personal computers and consumer electronics are also expected to drive demand for semiconductors, and in turn, for our products.

Manufacturing Complexity and Device Architectures. Emerging applications require more powerful, faster and more energy-efficient semiconductors. In response, semiconductor architectures are changing and dimensions are shrinking, with increasing transistor complexity, extreme ultraviolet lithography, multilayered patterning, and vertical structures such as FinFET, 3D NAND and GAA devices. These advanced technologies and architectures require more process steps, new and innovative materials and sophisticated contamination control solutions. As manufacturers move toward atomic layer scale, materials must be delivered at increasing levels of purity from point-of-production to point-of-dispense on the wafer to maximize yields and minimize defects. We believe that the increase in process steps in lithography, deposition, CMP, etching and cleaning required to manufacture leading-edge semiconductors will increase the overall demand for our solutions.

New and Advanced Materials. New and advanced materials have played a significant role in enabling improved device performance, and we expect this trend to continue. As dimensions shrink, novel materials will be required to enable transistor connectivity. Our portfolio of critical materials includes advanced deposition materials, implant gases, CMP slurries, formulated cleaning chemistries, selective etch chemistries and high-purity wet chemicals. We believe our portfolio addresses many of the challenges our customers face as they introduce more complex architectures and new materials to improve device performance.

Materials Purity. Contamination control in a semiconductor fab is crucial for achieving acceptable device yields as feature sizes decrease and 3D structures proliferate. Our advanced filtration and purification products and solutions for air, bulk and specialty gas, and wet chemicals reduce defects and enable higher yields. Solutions such as FOUPs and high-purity drums ensure purity and protect critical materials throughout fabrication, allowing customers to store, process and transport critical materials in ultra-pure environments throughout the manufacturing process. We believe that the trend for greater materials purity will provide opportunities for our innovative materials management, filtration, purification, transport and process solutions.

Geopolitical Implications of the Semiconductor Industry. Certain governments are fostering domestic semiconductor manufacturing and the broader semiconductor ecosystem through initiatives such as the United States (“U.S.”) and European Union (“EU”) CHIPS Acts and similar programs in Japan and Korea. We have developed a manufacturing strategy to better serve our global customers as they build new fabs in various countries and seek reliable local supply chain partners. Recent examples of this strategy include our new facilities in Kaohsiung Science Park (“KSP”) in Taiwan and in Colorado Springs as well as our new Korea Technology Center in South Korea. In December 2024, we announced a definitive agreement providing for up to $77.0 million in funding under the CHIPS and Science Act in connection with our Colorado Springs facility, with installments of such award based on key milestone achievements. The Colorado Springs facility will increase service levels to new U.S. fabs and provide greater manufacturing resiliency through enhanced business continuity, while our KSP facility will enhance our ability to serve our customers efficiently and effectively in Taiwan and other Asia Pacific locations.

See “Item 1A. Risk Factors” for a more detailed description of the geopolitical risks we face.

Reliance on Trusted Suppliers. Our customers require key materials suppliers to demonstrate greater capabilities and resiliency, including sustainability, scalability, flexible manufacturing, quality control, supply chain management and effective collaboration on solutions. In response to these expectations, we leverage our manufacturing, operational and technical capabilities, along with our broad technology portfolio, to become an increasingly important and strategic trusted partner. We have established tech centers and manufacturing capabilities in strategic locations to better collaborate with and serve our customers. As we achieve greater scale, for example through the acquisition of CMC Materials, we will be able to better serve our customers, invest more in engineering, research and development (“ER&D”) and bring complementary, co-optimized solutions to market faster.

Continued Consolidation. Our semiconductor customer base has increasingly consolidated through mergers and acquisitions, making the maintenance and development of strong and close customer relationships even more essential. We also seek to broaden our customer base by leveraging our core capabilities, technologies and expertise to address adjacent market opportunities.

OUR COMPETITIVE STRENGTHS AND BUSINESS STRATEGY

We believe our platform is well-positioned for several reasons.

•In 2025, our revenue was predominantly unit-driven or recurring from products consumed during semiconductor manufacturing. Our revenue is therefore more impacted by global semiconductor demand and GDP growth than by semiconductor capital equipment sales, which have historically been more cyclical.

•Our solutions are increasingly specified into our customers’ manufacturing processes and tailored to their unique process conditions and technical roadmaps. We collaborate closely with our customers to create complementary solutions across platforms and modules, optimizing value and accelerating time to yield. Switching away from our products may be costly and time-consuming for our customers and may introduce risk to their manufacturing yields.
•Our broad product portfolio is not overly concentrated on any single product or product platform. In 2025, no single product platform represented more than 3% of our net sales.

•Our customer base is broad and diverse, with customers spanning the semiconductor ecosystem, including chemical companies, equipment manufacturers and semiconductor fabs.

•We have streamlined our platform to focus on core businesses that we believe have the greatest strategic value in supporting our customers and their technology roadmaps. During 2023 and 2024, we completed the divestitures of QED, our EC business and our PIM business and terminated the Alliance Agreement with MacDermid Enthone.

•We intend to continue paying down debt while investing in research and development and advanced manufacturing capabilities to maintain and expand our technology leadership and drive organic growth.

Customers Collaboration. We believe the strong relationships we have with our customers, including leading logic and memory semiconductor manufacturers, original equipment manufacturers (“OEMs”) and semiconductor materials suppliers, are critical to our long-term success. We have built strong relationships with our customers through our global presence, which allows us to engage with our customers where they operate. For example, we invested in our KSP manufacturing facility in Taiwan and a new research center in South Korea to collaborate locally on solutions for our customers’ yield, reliability and performance challenges. We actively engage with our key customers to design technology roadmaps tailored to their strategic plans. Our customer relationships provide us with collaboration opportunities at early product design stages—in certain cases years ahead of commercialization—which enable us to introduce new products and applications that serve their needs. We intend to continue to strengthen these relationships, including through collaborations and joint development activities.

Supporting the Integration of New Materials. We understand the significant challenges our customers face as they introduce new materials into advanced semiconductor manufacturing processes. New materials must outperform incumbents and deliver equivalent or higher yields without causing integration issues with other process steps. For example, introducing a new material at the deposition stage impacts CMP, post-CMP cleans, etch and post-etch residue cleans, and filter selection across multiple process stages. We believe our ability to both manufacture new materials and support customers in evaluating how those materials interact with other manufacturing stages is a key value proposition. We leverage our understanding of upstream and downstream interactions between unit process steps to tailor product offerings that lower integration risks. We believe this approach accelerates new material introduction by reducing development cycles and improving time to market and yield for our customers.

Technology Leadership and Strong, Diverse Portfolio. Our customers require advanced, customized, reliable and cost-effective products and materials, along with technological and application expertise to enhance their productivity, quality and yield as they advance to next generation technology nodes. We believe our comprehensive offering provides us with a competitive advantage, enabling us to meet a broad range of customer needs and to serve customers across the semiconductor manufacturing ecosystem. To build upon our technology leadership, we have made, and plan to continue to make, significant investments in ER&D initiatives to continue to advance our technology and product offerings, increasingly focusing on meeting the needs of next generation technology nodes. We invested approximately $329.0 million, $316.1 million and $277.3 million on such activities in 2025, 2024 and 2023, respectively, representing 10.3%, 9.8% and 7.9% of our net sales, in 2025, 2024 and 2023, respectively. Recent product introductions include liquid filtration and purification products currently being utilized in 2 nanometer node production, advanced deposition materials for next generation transistor and interconnect technologies, polishing slurry and pad solutions with post-cleaning formulations for advanced memory applications, selective etching formulations for advanced device applications, advanced reticle pods for EUV photolithography applications, advanced 300 millimeter wafer carriers and advanced coatings meeting rigorous defectivity specifications for advanced technology node manufacturing.

Global Infrastructure. We maintain a global infrastructure of design, manufacturing, logistics, distribution, service and technical support facilities to meet the needs of our global customers. We further enhanced this footprint with our KSP facility in Taiwan, our new Colorado Springs manufacturing facility, and a new tech center in South Korea. We have also expanded capacity at existing facilities, including liquid filtration in Billerica, Massachusetts and Yonezawa, Japan, deposition materials in Toronto, Ontario, materials handling in Chaska, Minnesota and JangAn, Korea, CMP filter and CMP slurries in Taiwan, SiC slurries in Aurora, Illinois and solid precursors in Burnet, Texas.

Operational Excellence. Our customers are increasingly focused on the effectiveness, dependability, resiliency and consistency of their supply chains. Our strategy is to continue to develop our supply chain and manufacturing capabilities into a competitive advantage through operational excellence, ensuring employee safety and product quality. We intend to continue investing in the following priorities:

•Manufacturing equipment and facilities with leading-edge process technology, including advanced cleanroom and cleaning procedures;

•Automated manufacturing, statistical process controls and quality and supply chain management systems; and

•A skilled, agile organization capable of rapid design, prototyping and high volume manufacturing ramp while promptly responding to customer requirements.

Leveraging Our Collective Expertise. We leverage expertise across our segments and broad portfolio of advanced materials, materials handling and purification capabilities to create innovative, new and co-optimized solutions addressing unmet customer needs. For example, certain of our formulated cleaning chemistry products are developed by our MS segment with collaboration from our filtration expertise in our APS segment, packaged with our ultra-clean container and connector system, and delivered to the process tools through fluid handling systems each from our APS segment. In the process tools, these cleaning chemistry products, may be purified through systems produced by our APS segment. Our advanced deposition materials business similarly requires cross-segment capabilities, including synthesis of unique molecules, purification of these materials and safe transport and delivery onto the wafer, free from contaminants, at a high throughput. As the semiconductor industry adopts new interconnect metals like molybdenum, our portfolio of deposition precursors, CMP slurries and pads, post-CMP cleans and selective etch formulations, combined with our filtration, sensing and delivery products, enables us to create complementary solutions that enhance device performance and optimize time to yield.

Strategic Acquisitions, Partnerships and Related Transactions. We have completed the integration of CMC Materials, which broadened our product and technology capabilities and increased our scale, and we streamlined our portfolio through the divestitures of QED, our EC business and our PIM business and the termination of the Alliance Agreement with MacDermid Enthone. We expect to continue pursuing strategic acquisitions and partnerships to address product offering gaps, secure new customers, diversify into complementary markets, broaden our technological capabilities, access regional markets and achieve scale benefits. We have a strong track record of executing and integrating these transactions. Prior to our acquisition of CMC Materials, we completed numerous small to mid-sized acquisitions that strengthened our product portfolio. We periodically reevaluate existing businesses and may sell, restructure or replace businesses. We also evaluate opportunities for strategic alliances, joint development programs and other strategic investments to achieve a variety of objectives including expanding our manufacturing capacity, producing products closer to our customers, accelerating product development and developing new supply sources.

Adjacent Markets. We leverage our semiconductor industry expertise and core capabilities in material science and material purity to develop product extensions for other industries requiring materials integrity management, high-purity fluids and integrated dispense systems. We plan to continue selectively developing product extensions for adjacent markets and, in doing so, seek to increase our total available market and return on ER&D investments.

Corporate Social Responsibility. Our corporate social responsibility (“CSR”) program is embedded in our business strategy with 2030 goals built around four pillars: Innovation, Safety, Personal Development and Inclusion, and Sustainability. Recent accomplishments include achieving a “Gold” rating from EcoVadis (96th percentile) and a “B” rating from the Carbon Disclosure Project (“CDP”). Our annual CSR report is published on our website at http://www.Entegris.com under “About Us - Corporate Social Responsibility”.

OUR SEGMENTS

Our business is organized and operated in two segments: Materials Solutions, or MS, and Advanced Purity Solutions, or APS. These segments collaborate to create new and increasingly integrated solutions, for example, leveraging the purification and handling expertise of the APS segment to ensure purity and stability of CMP slurries and cleans solutions from the MS segment and leveraging the advanced materials expertise from the MS segment in formulated cleaning chemistries and in slurry formulation to develop differentiated filtration and purification solutions in the APS segment. The following is a detailed description of our segments.

MATERIALS SOLUTIONS SEGMENT

MS provides complementary materials solutions for semiconductor manufacturing and advanced packaging, including deposition materials, integrated circuit CMP solutions, high-performance etch and clean chemistries, gases and materials, and safe and efficient materials delivery systems that enhance our customers’ product performance. Our ability to deliver advanced materials at high purity, together with critical products like CMP slurries and pads, enables our customers’ technical roadmaps, improves device performance, enhances yields and is critical to leading-edge logic and memory devices. We believe the growing long-term demand in advanced logic and memory, the need for new and innovative materials at advanced nodes with increasingly complex device designs, and the importance of recess chemistries and specialized cleaning solutions will drive demand in our MS segment.

Molecular and Engineered Solutions. We offer the following Molecular and Engineered Solutions products:

Advanced Deposition Materials Products. Our advanced deposition materials include ultra-pure liquid and solid precursors, including organometallic and inorganic precursors for the deposition of molybdenum, tungsten, titanium, hafnium, zirconium, aluminum and other emerging metal and metal-based films. We also offer organosilane precursors for the deposition of silicon oxide, silicon nitride and advanced dielectric materials films as well as a variety of molecules required to enable area-selective deposition applications. These precursors are designed in close collaboration with OEM process tool manufacturers and device makers to produce application-specific solutions compatible with complex material integrations. We offer delivery systems and containers for reliable storage and delivery of low volatility solid and liquid precursors required in atomic layer deposition processes. Combined with our proprietary corrosion-resistant coatings and filtration solutions, we believe our advanced deposition solutions enable the industry’s highest purity levels, improving device performance.

Specialty Gases. Our specialty gas solutions provide advanced gas delivery and services for electronics industry applications, specifically implant. Our SDS® cylinders safely store and deliver hazardous gases, such as arsine, phosphine, germanium tetrafluoride and boron trifluoride, at sub-atmospheric pressure using our proprietary carbon-based adsorbent materials. These cylinders minimize potential leaks during transportation and use while allowing more gas storage, providing significant safety, environmental and productivity benefits over traditional high-pressure cylinders. We also offer VAC, a complementary technology to SDS, where select implant gases and gas mixtures are stored under high pressure but delivered sub-atmospherically.

Specialty Coatings and E-chucks. Our high-performance specialty coatings, including Pegasus™ and Cearus™ coatings, provide erosion resistance, minimize particle generation and prevent contamination on critical components in semiconductor and other high-technology manufacturing environments. We also provide electrostatic chucks for core components critical to delivery equipment.

Advanced Cleaning Materials. We develop and manufacture high-performance consumable products for cleaning advanced probe cards and test sockets, improving yields and throughput in wafer and package test operations at semiconductor device manufacturers, foundries and outsourced semiconductor assembly and test (“OSAT”) facilities.

Formulated Solutions. Our Formulated Solutions business leverages our CMP and related capabilities to provide the following products:

CMP Slurries. We develop, produce and sell CMP slurries for polishing a wide range of materials used in semiconductor devices, including tungsten, dielectric materials, copper, barrier, aluminum and other emerging materials. We believe that we are uniquely positioned to develop and optimize new slurries for emerging materials such as molybdenum.

Substrates. We also offer slurry products for polishing bare silicon wafers and other ultra-hard surface materials, including SiC and GaN substrates and disk substrates and magnetic heads used in hard disk drives for power electronics and advanced communications end-markets.

CMP Pads. CMP pads are critical in the CMP process to flatten and polish wafers and can significantly impact process performance. Our CMP pads, such as our NexPlanar™, Medea™ and Ultra pad products provide the hardness, pore sizes, compressibility and groove patterns required for various CMP applications. Our Epic Power™ CMP Pads are designed for SiC wafers and offer a balance of best-in-class performance, quality and cost of ownership.

Post-CMP Cleans and Brushes. Our post-CMP clean chemistry products, including PlanarClean® and ESC 784, efficiently remove abrasive slurry particles and organic residue from wafers after the CMP process without contributing to contamination. In addition, our consumable polyvinyl alcohol roller brush products are used to clean wafers following CMP.

Surface Preparation and Integration Products. We offer a range of materials used to prepare semiconductor wafer surfaces during the manufacturing process and to integrate with materials on the wafer. Our etch cleaning solutions address applications including post-etch residue removal, wafer etching, organics removal, resist removal, edge bead removal and corrosion prevention. We also offer selective etch products designed for advanced architectures such as 3D-NAND.

Advanced Materials Markets (“AMM”). AMM develops and sells products to customers in markets outside semiconductor manufacturing. AMM includes our POCO® premium graphite products for precision consumable electrodes for electrical discharge machining, hot glass contact materials for glass product manufacturing and forming and other consumable products for various industrial applications, including aerospace, optical, medical devices, air bearings and printing. AMM also provides specialty chemicals and materials for end-markets, including aircraft, aerospace, wound care and medical devices.

ADVANCED PURITY SOLUTIONS SEGMENT

The APS segment focuses on ensuring critical materials purity. The APS segment offers solutions to ensure the purity of critical liquid chemistries, process gases, wafers and substrates in semiconductor manufacturing and other high-technology industries. Our liquid and gas filtration and purification products are critical to semiconductor manufacturing processes, including photolithography, deposition, planarization and surface etching and cleaning, because they remove nanometer-sized contaminants, reducing defects, improving manufacturing yield and enhancing long-term device reliability. Our microenvironment solutions improve yields by ensuring wafer purity and protecting wafers from contamination and damage during manufacturing and transportation, while our fluid management solutions ensure purity and safe delivery of advanced chemicals from the chemical manufacturer to the point-of-use in the semiconductor fab.

We believe the value proposition of materials purity is increasing, in large part due to growing manufacturing complexity, continuous node shrink in logic semiconductors and 3D NAND market expansion, as the risk and cost of contamination-related yield loss grows.

Liquid Microcontamination Control Products. We offer products that control contaminants in our customers’ wet processes in the fab environment and upstream at the chemical manufacturers. Our Torrento® filtration solutions are used for aggressive acid and base chemistries for semiconductor fabs and specialty chemical manufacturers, including our MS segment. Our Trinzik® and Microgard™ products filter chemicals and ultra-pure water for high purity chemical manufacturers and semiconductor fabs. Our Impact® filtration solutions are used in point-of-use photochemical dispense applications requiring superior flow rate performance and reduced microbubble formation. Our Protego® solutions reduce metallic contamination in chemical manufacturing and critical wafer rinsing and drying applications. We also provide membrane and liquid filtration offerings serving semiconductor, pharmaceutical and medical applications.

Gas Microcontamination Control Products. We offer a broad portfolio of products designed to remove particulate and molecular contaminants from controlled environments and gas streams in semiconductor, flat panel display and LED fabs. Our Wafergard® gas filters reduce outgassing and remove particle contamination. Our GateKeeper® gas purifiers and large, facility-wide gas purification systems provide continuous purified gas supply to customer fabs from the point of creation on the gas pads to the point-of-use at the wafer by chemically reacting and absorbing contaminants, effectively removing gaseous contaminants down to part-per-trillion levels. Our Chambergard™ gas diffusers enable semiconductor equipment manufacturers to rapidly vent tools to reduce process cycle times without adding particles to wafers. Our Vaporsorb products eliminate airborne molecular contamination from critical process tool areas or cleanrooms in the fab. These products are used in or alongside critical processing tools to improve yield and reduce tool downtime.

Microenvironment Solutions. Our wafer carriers are high-purity “micro-environments” that carry wafers between manufacturing process steps, protecting and ensuring purity of wafers throughout the fabrication life cycle. We lead the market for 300 millimeter FOUPs, wafer transport and process carriers and SMIF pods for 200 millimeter wafer applications. Our Ultrapak® products for wafers ranging from 100 to 200 millimeters ensure the clean and secure transport of wafers from wafer manufacturers to semiconductor fabs. We also offer a front-opening shipping box (“FOSB”) for the transportation and automated interface of 300 millimeter wafers. Our EUV reticle pod provides defect-free protection of EUV reticles during shipping, storage, handling and vacuum-transferring operations.

Fluid Management Products. Our fluid management solutions maximize fab productivity, improve fab yields and reduce cost of ownership throughout bulk chemical delivery, CMP, wet etch and clean and lithography processes. Our packaging and container products, from low-volume containers to transport high-value photoresist chemistries, such as our NOWPak® products, to large intermediate bulk containers, such as our FluoroPure® products, ensure chemistry purity. We are a leader in high-purity fluid handling products including valves, fittings, tubing, piping and connection systems such as PrimeLock® connections, for high-purity chemical applications. Our proprietary digital flow control technology improves chemical uniformity on wafers. Our IntelliGen® high-precision liquid dispense systems enable uniform application of advanced chemistries, integrating our valve control expertise with filter device technologies to conserve high-value chemistry and reduce defects. Our instrumentation solutions ensure consistency and monitoring of complex blended chemistries, including our on-tool Accusizer® system for automated particle size and count analysis in semiconductor and life science applications, and our SemiChem® systems and Invue® products for measuring chemical concentration in CMP slurries and formulated cleaning chemistries.

OUR CUSTOMERS AND MARKETS

Our customers include logic and memory semiconductor device manufacturers, semiconductor equipment makers, gas and chemical suppliers and wafer growers serving the global semiconductor industry. We also serve OSAT facilities, flat panel display manufacturers and hard disk drive component and device makers, as well as customers in solar, life sciences, electrical discharge machining, glass manufacturing, aerospace and biomedical implant manufacturing.

The following table shows the percentage of our net sales to top customers and the percentage of our net sales that are domestic and international during the three most recent fiscal years.

	2025	2024	2023
Percentage of net sales to top customers:
Taiwan Semiconductor Manufacturing Company (TSMC)	16%	16%	11%
Remaining top ten customers	34%	32%	32%
Total top ten customers	50%	48%	43%

Percentage of net sales by market:
Domestic/U.S.	18%	21%	25%
Foreign/International	82%	79%	75%

We may enter into supply agreements with our customers, though these agreements typically do not include long-term purchase commitments. Instead, we work closely with our customers to develop non-binding order forecasts, though our customers may cancel orders, adjust quantities, or delay for reasons beyond our control.

SALES, MARKETING AND SUPPORT
We sell our products through our direct sales force and through strategic independent distributors in all major semiconductor markets. As of December 31, 2025, our sales and marketing force consisted of approximately 700 employees worldwide.

Our unique technical capabilities and long-standing customer relationships enable early collaboration with our customers at the product design stage, helping us develop new materials and solutions that address customer challenges, including material selection, integration and contamination risk. Our sales representatives provide global technical support.

We believe that our technical and application support services are important to our sales and marketing efforts, including needs assessments, product and material evaluations, system design, user training and regulatory compliance assistance. Additionally, our field application engineers in the major markets we serve work directly with our customers on product qualification and process improvements. We maintain a network of service centers, applications laboratories and technology centers in key U.S. and international markets to support our products and our customers with their advanced development needs, provide local technical service and application support and ensure fast turnaround.

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
We believe we compete favorably based on these factors. We believe that our key competitive strengths include our broad product offerings, our strong ER&D infrastructure, our manufacturing excellence, our quality control systems, low total cost of ownership of our products, our close collaboration on customer technical roadmaps and our deep applications expertise in semiconductor manufacturing processes. However, our competitive position varies by market segment and specific product area.

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

Notable competitors with respect to our reporting segments include:

Advanced Purity Solutions	Materials Solutions
Pall Corporation (part of Danaher Corporation)	EMD Performance Materials division of Merck KGaA
Shin-Etsu Polymer Co. Ltd.	Qnity Electronics, Inc.
Cobetter Filtration	Electronics Advanced Materials division of Air Liquide
Gudeng Precision Industrial	Linde plc
Aicello Corporation	Anji Microelectronics (Shanghai) Co., Ltd
Mersen

ENGINEERING, RESEARCH AND DEVELOPMENT

We believe that technology is critical to our success. We plan to continue to invest significantly in ER&D, balancing short-term market needs with longer-term initiatives. As of December 31, 2025, we had approximately 1,600 employees in ER&D. We supplement internal efforts by licensing third-party technology and acquiring rights to products with externally owned technologies. ER&D expenses include personnel costs, direct and indirect project development costs and outside service providers.

We believe we have a rich pipeline of development projects. Our ER&D efforts focus on developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications, often working directly with our customers to address their particular needs.

We have ER&D capabilities in many locations where our customers operate, including Taiwan, South Korea, the U.S., Japan, Canada, China, Singapore and Malaysia. Using sophisticated methodologies, we research, develop and characterize our materials and products to reduce risks to the integrity of critical materials that our customers use in their manufacturing processes.

In addition, we collaborate with leading universities and industry consortia—including Stanford, Yale, MIT, University of Illinois (Champaign Urbana), SUNY Albany, the Fraunhofer Institute, imec® and CEA-LETI—to extend our ER&D reach and access ideas and concepts beyond the time horizon of our internal development activities.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

As of December 31, 2025, we owned approximately 4,400 active patents worldwide, of which about 850 were U.S. patents. Additionally, we owned about 2,400 pending patent applications globally. We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights, and we seek to refresh our intellectual property on an ongoing basis through continued innovation. We also license, and expect to continue to license, certain patents and technology from third parties for use in the manufacture and distribution of our products; however, we do not consider any particular Company patent or third-party license to be material to our business.

We vigorously protect and defend our intellectual property. We require each of our employees, including our executive officers, to enter into agreements to keep our proprietary information confidential and to assign to us inventions made during the course of employment. We also require outside scientific collaborators, sponsored researchers and other advisors and consultants who receive confidential information to execute confidentiality agreements with us. These agreements generally provide that all confidential information developed or disclosed during the course of the relationship with the Company will not be disclosed to third parties except in specific limited circumstances.

MANUFACTURING
Our customers rely on our solutions to ensure the integrity of critical materials in their manufacturing processes. Our solutions provide purity, cleanliness, consistent performance, dimensional precision and stability. Our ability to meet customer expectations, combined with our substantial investments in worldwide manufacturing capacity and comprehensive supply chain strategy, positions us well to respond to increasing demands for yield-enhancing materials and solutions.

To meet our customers’ needs worldwide, we have established an extensive global manufacturing network with facilities in the U.S., Canada, China, Japan, Malaysia, Singapore, South Korea and Taiwan. Given the critical importance of contamination control in our industry, we maintain Class 100 to Class 10,000 cleanrooms for manufacturing and assembly. Our worldwide advanced manufacturing capabilities, which we believe are important competitive advantages, include:

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
cartridge manufacturing and assembly;

We have invested significantly in systems and equipment to create innovative products and tool designs, including metrology and 3D printing capabilities for rapid analysis and prototype production. We also use contract manufacturers for certain products in both the U.S. and Asia.

RAW MATERIALS

Our products are made from a wide variety of raw materials that are generally available from multiple sources of supply, and our strategy is to secure diverse sources to enable the desired performance of our products and monitor those sources as necessary to provide supply assurance. However, certain raw materials and components—such as certain filtration membranes and polymer resins in our APS segment and certain engineered abrasive particles, specialty and commodity chemicals and petroleum coke in our MS segment—are obtained from a single source, a limited group of suppliers or from suppliers in a single country. We have entered into multi-year supply agreements with certain suppliers for the purchase of raw materials in the interests of supply assurance and cost control.

GOVERNMENTAL REGULATION

Our operations are subject to federal, state and local regulatory requirements relating to export controls, environmental, waste management and health and safety matters. These include measures governing the release, use, storage, treatment, transportation, discharge, disposal and remediation of contaminants, hazardous substances and wastes, as well as practices and procedures applicable to plant construction and operation. Although some risk of costs and liabilities is inherent in our business, we believe we operate in substantial compliance with applicable regulations. However, new or more stringent requirements or enforcement policies could be adopted, which could adversely affect us. We expect capital expenditures will be necessary to maintain compliance with environmental and health and safety laws, but we do not expect these expenditures to be material.

See “Item 1A. Risk Factors” for a more detailed description of the regulatory risks we face.

HUMAN CAPITAL RESOURCES

Our employees are critical to achieving our mission of helping customers improve their productivity, performance and technology by providing enhanced materials and process solutions for the most advanced manufacturing environments. To attract and retain top talent, we are focused on creating a diverse, inclusive and safe workplace with competitive total rewards and quality development and training opportunities.

As of December 31, 2025, we had approximately 7,700 employees, of whom approximately 51%, 15%, 11%, 9%, 7%, 5% and 2% are located in North America, Southeast Asia, Taiwan, Japan, South Korea, China and Europe, respectively. Given the variability of business cycles in the semiconductor industry and the rapid response time required by our customers, we must be able to quickly adjust the size of our production staff to meet customer demands and maximize efficiency, using skilled temporary labor when appropriate. None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily-mandated programs in certain international jurisdictions. We believe that our labor relations have generally been good.

Culture. Our organization is built around what we refer to as our PACE values: our core values of treating people with respect and dignity, acting honestly and consistently, encouraging creativity and innovation and a dedication to excellence. These values foster a positive work environment that allows employees to develop professionally and encourages continued innovation.

We regularly conduct employee surveys to understand their perspectives. During 2025, topics included commitment to Entegris’ core values, safety and general employee satisfaction. Management uses this information to inform decision-making on employee matters, aiming to continue to be an employer of choice.

We believe that maintaining a culture of diverse perspectives, experiences and backgrounds enables us to innovate more effectively and perform better overall. To that end, we seek to promote diverse backgrounds and perspectives throughout our organization and strive to provide fair and equal opportunity for career development and advancement to all our employees. An example of this commitment is our Employee Network groups, which focus on personal development and career empowerment and foster a culture of inclusive collaboration.

Health and Safety. Our success depends on the well-being of our employees. We maintain a culture with an intense focus on safety and strive to identify, eliminate and control workplace risk to prevent injury and illness. Our employees have access to a global safety management system and are encouraged to report incidents, near misses or other observations. Management uses this information to set safety-related policies and goals for future performance.

We also design our products with end-user safety in mind. Our SDS products are designed to minimize potential leaks during transportation and use of hazardous gases, providing significant safety, environmental and productivity benefits over traditional high-pressure cylinders. Our fluid-handling products, such as tubing, valve, fittings and drum products, are used to safely store, transport and dispense volatile and dangerous chemistries, protecting those who work with them.

Total Rewards. Our total rewards program is designed to attract and retain talented employees through competitive pay, health and welfare, work-life benefits and financial wellness programs that support our employees and their families. We design our programs with the core belief that our employees are at their best when they prioritize their emotional and physical health, and we review and assess these programs annually. Examples of our benefits include a Global Employee Support Program, which provides access to mental and emotional well-being resources, and our Employee Education Assistance Program, which supports continued education to advance careers at Entegris. We also have a global Rewards and Recognition program that recognizes outstanding individual achievement that earn tangible business results, reinforcing our corporate values and culture.

Talent Development and Training. We are committed to the ongoing training and development of our employees. We foster an on-the-job training and development culture by investing in rotational development programs in operations, supply chain, and engineering. We continuously expand technical and leadership training through our Entegris Great Leader Profile, Management Achievement, and Supervisor Training programs to advance leadership and management skills for career growth. Employees receive feedback and development discussions through formal and informal review sessions throughout the year. While we continue to search for new perspectives with external hires, we also provide opportunities for employees to grow their careers at the Company and regularly fill open vacancies with internal candidates. Management systematically assesses succession planning for key positions and identifies high potential employees for future growth and development.

Oversight. Our Board of Directors, through the Management Development and Compensation Committee, oversees human capital matters. This includes receiving regular updates from our Senior Vice President, Global Human Resources, and facilitating discussion on workforce initiatives, employee surveys, hiring and retention, demographics, labor relations, compensation and benefits, succession planning and training. The Board’s oversight helps identify and mitigate labor and human capital management risks, and is part of the broader framework that guides how we attract, retain and develop a workforce that aligns with our values and strategies.

For additional information on these important initiatives, see our annual corporate social responsibility report on our website at http://www.Entegris.com under “About Us - Corporate Social Responsibility.”

OUR HISTORY

Entegris has been helping customers solve critical materials challenges and enhance manufacturing yields for almost 60 years, tracing its corporate origins to Fluoroware, Inc., which began operating in 1966. The Company was incorporated in Delaware on March 17, 2005 through a merger of Entegris, Inc., a Minnesota corporation, and Mykrolis Corporation, a Delaware corporation. The Company subsequently acquired ATMI, based in Danbury, Connecticut, on April 30, 2014 and CMC Materials, based in Aurora, Illinois, on July 6, 2022.

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
•Customer concentration.
•The need for continuing innovation and introduction of new products.
•Manufacturing interruptions or delays and other operational disruptions.
•Information technology (“IT”) system failures, network disruptions, data breaches, and other cybersecurity threats.
•The impact of tariffs and a volatile trade environment.
•The use of hazardous materials in our operations.
•Goodwill impairment.
•Loss of key employees.
•Our ability to obtain, protect, and enforce intellectual property rights.
•Our use, and our competitors’ use, of AI
•Environmental, social, and governance commitments.
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
Risks Related to Our Business and Industry
Our revenue is primarily dependent upon demand from the global semiconductor ecosystem. Fluctuations in demand, whether from industry cyclicality, changes in consumer spending, macroeconomic conditions, or other factors, may cause our revenues and operating results to vary significantly, which could adversely affect our business.

Our revenue is primarily dependent upon demand from the global semiconductor ecosystem. The semiconductor industry has historically been, and is likely to continue to be, cyclical with periodic downturns, resulting in decreased demand for our products, which has negatively impacted our results of operations in the past and could do so again in the future. Our revenues and operating results may fluctuate significantly from quarter-to-quarter or year-to-year due to a number of factors, many of which are outside our control. A lower volume of sales can have a large and disproportionate impact on our profitability because some of our expenses are fixed in the short term.

Factors that may negatively impact the demand for our solutions or cause our financial results to fluctuate unpredictably include, but are not limited to:
•decreased consumer spending or changes in purchasing habits related to (1) macroeconomic uncertainty, market conditions, slow or negative economic growth or uncertainty about economic and other policies; or (2) geopolitical instability, including the Russian invasion of Ukraine and conflicts in the Middle East;
•trends in the semiconductor industry and demand trends for different types of electronic devices such as logic versus memory integrated circuit (“IC”) devices, or digital versus analog IC devices, and the various technology nodes at which those products are manufactured;
•customer considerations, which may impact their future purchasing decisions, including (1) the size and timing of customer orders; (2) customers’ decisions to accelerate, decelerate or delay shipments; (3) customer inventory management and corrections; (4) customers’ rate of use and replacement of our consumable products; (5) customers’ decisions to delay expansion projects; (6) customers’ device architectures and specific manufacturing processes; (7) consolidation of our customers; and (8) the relative success of our customers vis-à-vis each other;
•the short order-to-delivery time for our products; market share and competitive losses; and pricing changes by us and our competitors;
•legal, tax, accounting or regulatory changes (including changes in import/export regulations and tariffs, such as regulations imposed by the U.S. government restricting exports to China or regulations imposed by other countries restricting the export of certain materials or the re-export of products containing such materials, or potential additional tariffs on imports, and tariffs imposed by other countries) or changes in the interpretation or enforcement of existing requirements;
•procurement shortages and related increased prices, and the failure of suppliers to perform their obligations;
•changes in our capital expenditure requirements to meet demand for our solutions, and the schedule and timing, including potential delays, thereof;
•unanticipated manufacturing difficulties;
•changes in average selling prices, customer mix and product mix;
•our ability to develop, introduce and market new, enhanced and competitive products in a timely and cost-effective manner;
•our competitors’ introduction of new products;
•disruptions in transportation, communication, demand, IT or supply resulting from factors outside of our control, including strikes, acts of God, wars, terrorist activities, international conflict and natural or man-made disasters; and
•foreign currency exchange rate fluctuations.

During downturns in the semiconductor industry, which can occur suddenly, we typically experience greater pricing pressure and shifts in product and customer mix, which can adversely affect our gross margin and net income. The semiconductor industry is also affected by seasonal shifts in demand, and as a result, we have in the past experienced and may experience in the future short-term fluctuation in our results of operations from one period to the next. We are unable to predict the timing, duration or severity of any current or future downturns in the semiconductor industry and cost control or other measures we implement to maintain profitability during such downturns or periods of limited growth may constrain or limit our ability to capitalize on subsequent industry recoveries.

Furthermore, the semiconductor industry is subject to rapid advancements and demand for new and emerging technologies, such as AI. If we do not have, or are unable to develop, products and solutions that are utilized to manufacture semiconductors that enable new end-user demand trends, we may not be able to grow our revenue as fast as anticipated and our results of operations may be impacted. Furthermore, our performance is dependent, in large part, on our exposure to certain market trends and the growth of certain segments of the semiconductor ecosystem. For example, we have less exposure to the market for back-end assembly and testing. If certain markets in which we have limited or no exposure grow more rapidly than the markets we serve, our growth relative to our competitors may lag.

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

As a result of global economic uncertainty, we may experience reduced demand for our products, increased costs, challenges in forecasting our operating results and identifying and prioritizing business risks, and other negative effects, any of which may materially and adversely affect our business, financial condition and results of operations.

Uncertain and volatile economic conditions, including financial market instability, inflation and increased costs, trade wars, fluctuating interest rates, economic slowdowns and/or recessions, difficulties in obtaining capital, and national debt and bank failures, could materially and adversely impact our operating results. Such conditions, particularly if present in any of our key sales or manufacturing regions, can cause or exacerbate negative trends in business and consumer spending, which, in turn, historically have increased our manufacturing and delivery costs and reduced customer demand for our products (and may do so in the future). We may also face a number of other negative effects related to global economic uncertainty, including.

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
•an inability of suppliers to deliver parts and raw materials, which would negatively affect our ability to manage operations, manage our costs and sell our products;
•consolidation or strategic alliances among other suppliers to semiconductor manufacturers, which could adversely affect our ability to compete effectively;
•greater challenges in forecasting operating results, making business decisions and identifying and prioritizing business risks;
•a need to undertake additional cost reduction efforts, including additional restructuring activities, which may adversely affect our ability to capitalize on opportunities; and
•limitations on our ability to access cash maintained in our bank accounts as a result of bank failures, which could affect our ability to manage our operations.

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

The Company’s strategies to limit its reliance on single, sole or limited source suppliers and utilize alternative sources are not feasible or practical in all circumstances. For example, we rely on single, sole or limited source suppliers for certain raw materials that are critical to manufacturing our products, such as plastic polymers, filtration membranes, abrasive particles, petroleum coke and other materials. If we were to lose any of these critical sources, or there is an industry-wide increase in demand for, or discontinuation of, raw materials or components used in our products, it could be difficult or impossible to find an alternative supplier, which could adversely affect our operations. In addition, qualifying alternative suppliers or materials (or relocating manufacturing) can be time-consuming and costly due to customer qualification requirements, regulatory approvals, and the technical sensitivity of many of our products. Disruptions to transportation routes, ports, air freight capacity, or regional infrastructure in Asia (including in locations where we or our suppliers manufacture or where key customers operate) could further delay deliveries, increase costs, or reduce our ability to serve customers.

Several factors outside of our control, including, but not limited to, surges in demand for semiconductors, changes in trade policies, the imposition of foreign export controls on critical materials and minerals and international conflicts, have resulted in, and may in the future result in, a shortage of raw materials and components needed to manufacture and deliver our products, higher raw materials costs, costly and time-consuming re-qualification of products manufactured with new raw materials and delays in, and unpredictability of, shipments due to transportation interruptions. These results could harm our reputation or the competitiveness of our products. Such shortages, delays and unpredictability have adversely impacted, and may impact in the future (1) our suppliers’ ability to meet our demand requirements, (2) our manufacturing operations, (3) our ability to meet customer demand, (4) our gross margins and (5) our other operating results. Our actions to counteract adverse impacts to our gross margins and other operating results could be unsuccessful or reduce demand, which would adversely impact our revenue. Additionally, our suppliers may not have the capacity to meet increases in our demand for raw materials and other components, in turn, making us unable to meet customer demand for our products. If our suppliers or sub-suppliers are unable to maintain their operations due to operational restrictions or financial hardship caused by an economic slowdown or recession, we may need to increase our safety stocks of raw materials or components or alter our payment terms with such suppliers, including prepaying for raw materials. These measures could reduce our available working capital, increase our inventory carrying costs, and negatively impact our liquidity and overall financial flexibility.

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

Because a significant amount of our sales and manufacturing activity occurs outside the U.S., we are exposed to risks inherent in operating a global business, including changes in economic policy, geopolitical tensions and challenges in managing a diverse workforce and operating under differing business and legal environments, which may harm our reputation or profitability.

Sales to customers outside the U.S. accounted for approximately 82%, 79% and 75% of our net sales in 2025, 2024 and 2023, respectively. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also develop and manufacture a significant portion of our products outside the U.S. and depend on international suppliers for many of our parts and raw materials. We intend to continue to maintain extensive sales, product development and manufacturing operations internationally, which are subject to a number of risks, uncertainties and potential costs that could adversely affect our revenue, profitability and reputation, including:

•changes and uncertainties with respect to trade and export regulations (including new and changing regulations for exports of certain technologies to China), trade policies and sanctions, tariffs, international trade disputes and any retaliatory measures;
•geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, the ongoing conflict in the Middle East, and tensions between China and Taiwan and between China and the U.S.;
•cybersecurity incidents;
•challenges in hiring and integrating workers in different countries and in managing a diverse workforce with different experience levels, languages, cultures, customs, business practices and worker expectations, along with differing employment practices and labor issues;
•challenges of maintaining appropriate business processes, procedures and internal controls and complying with legal, environmental, health and safety, anti-bribery, anti-corruption, trade compliance, data privacy, cybersecurity and other regulatory requirements that vary by jurisdiction;
•challenges in developing relationships with local customers, suppliers and governments;
•public health crises;
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

In the past, these factors have disrupted our operations and increased our costs, and we expect that these factors will continue to do so in the future. Furthermore, there is inherent risk, based on the complex relationships among China, Japan, Korea, Taiwan, and the U.S., that political, diplomatic and national security influences could lead to disputes, impacts and/or disruptions, in particular those affecting the semiconductor industry. This can adversely affect our business with China, Japan, Korea, and/or Taiwan and potentially the entire Asia Pacific region or global economy. A significant dispute, impact and/or disruption in any area where we do business could have a materially adverse impact on our future revenue and profits.

Export controls, economic sanctions, and other similar restrictions may limit our ability to sell our products to certain customers, require us to obtain governmental licenses, put the Company at a competitive disadvantage both domestically and internationally and expose us to additional legal liability, all of which could harm our business and financial condition.

We are subject to export control and economic sanctions laws and regulations that restrict the delivery of some of our products and services to certain countries (and nationals thereof), to certain end users, and for certain end uses. These restrictions may prohibit the sale of certain of our products, services and technologies, and they may require us to obtain a license from the U.S. government and/or other governments before delivering the controlled item or service. Obtaining export licenses may be difficult, costly and time-consuming, and we may fail to receive licenses that we apply for on a timely basis or at all. Even where a license is ultimately granted, the licensing process may result in extended delivery timelines, increased administrative burden, and customer uncertainty, any of which could cause customers to delay, reduce, or cancel orders, shift purchases to competitors, or redesign processes around non-U.S. alternatives. In addition, export controls and sanctions regimes are dynamic and may be expanded to cover additional products, technology, end uses, end users, or jurisdictions (including through restrictions applicable to non-U.S. persons or foreign subsidiaries), which could further limit our ability to sell or support products and services in certain markets. We must also comply with export control and economic sanctions laws and regulations imposed by other countries. Although we maintain an export and trade control compliance program, it may not be fully effective or may be circumvented, exposing us to legal liabilities. Compliance with these laws could significantly limit our sales in the future. Changes in, or responses to, U.S. or other countries’ trade controls could reduce the competitiveness of our products and cause our sales to decline, which could have a material adverse effect on our business, financial condition and results of operations.

Over the last several years, the U.S. and other governments have significantly expanded export controls on certain technologies and commodities to certain markets, particularly with respect to semiconductor and other high technology exports to China, a market which represented approximately 21% of our sales in 2025. These and other regulations have reduced our ability to sell our products to customers in China and it is possible future regulation could further reduce demand for our products. As a result of these restrictive measures, certain of our customers have made efforts to source products domestically in order to mitigate perceived risks to their supply chain. Furthermore, these restrictive measures have incentivized Chinese domestic semiconductor companies to work more closely with local Chinese companies and companies headquartered outside of the U.S. in an effort to enable these companies to enhance the technology-level and quality of their products and, as a result, to better compete with our products. We may be unable to continue to compete favorably against these local and foreign competitors. If these efforts are successful, are widespread amongst our customers and expand to our products and solutions broadly, overall global demand for our products may be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, government authorities may take retaliatory actions, impose conditions that require the use of local suppliers or partnerships with local companies, increase tariff and other customs costs, impose export restrictions on raw materials and components, such as the restrictions imposed on critical materials and minerals by China in 2025, or require the license or other transfer of intellectual property, which could have a significant adverse impact on our business.

These measures could also increase our costs (including logistics, compliance, and supplier qualification costs), disrupt our sourcing and manufacturing plans, and adversely affect our ability to meet customer requirements or contractual commitments.

A significant portion of our sales is concentrated on a limited number of key customers, and our net sales and profitability may materially decline if we were to lose one or more of these customers.

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections and profitability and our success is tied in part to their competitive position in their respective markets. Our top ten customers accounted for 50%, 48% and 43% of our net sales in 2025, 2024 and 2023, respectively. Consolidation among semiconductor manufacturers, shifts in customer build plans, and evolving procurement strategies (including efforts to localize supply chains in response to export controls or trade policies) may increase these customers’ bargaining power and result in pricing pressure, more restrictive commercial terms (including audit, cybersecurity, ESG, and flow-down requirements), longer payment cycles, or demands for dual sourcing or rapid qualification of alternative products. If we are unable to satisfy these requirements on commercially reasonable terms, we could lose design wins, experience reduced volumes, or incur additional costs, any of which could materially adversely affect our results of operations.

Because we have limited or no contractual recourse if our customers decided to stop buying and using our products with limited advance notice, the cancellation, reduction or deferral of purchases of our products by any one of these customers could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers, if our products are not specified for our significant customers’ products, if our customers lose market share to competitors with whom we do not have as strong relationships or as favorable commercial terms, or if we suffer a material reduction in their purchase orders, our revenue could decline and our business, financial condition and results of operations could be materially and adversely affected. Due to the long design and development cycle and lengthy customer product qualification periods required for most of our products, we may be unable to replace these customers quickly, if at all. In addition, our principal customers hold considerable purchasing power and may be able to negotiate sales terms that result in decreased pricing, increased costs, lower margins and/or limit our ability to share jointly-developed technology with others. The semiconductor industry may continue to undergo consolidation, and if any of our customers merge or are acquired, we may experience lower overall sales to, or lower profitability from sales to, the merged or combined companies. Furthermore, we rely on independent distributors, in addition to our direct sales force, to market and sell certain of our products globally. If these distributors fail to devote sufficient resources to selling our products or are otherwise unsuccessful in doing so, our revenue and results of operations could be materially adversely affected.

Our customer base is also geographically concentrated, particularly in Taiwan, Korea, Japan, China and the U.S. As a result, export regulations, the imposition of tariffs or other trends that apply to customers in certain countries, such as those in China, have exposed and may further expose our business and results of operations to greater volatility. The geographic concentration of our customer base could shift over time as a result of changes in technology and competitive landscape, as well as government policy and incentives to develop regional semiconductor industries.

If we are unable to anticipate and respond to rapid technological change and customer requirements by continuing to innovate and introduce new and enhanced products and solutions, we may experience a loss of market share, decreased sales, revenue, profitability and damage to our reputation.

The semiconductor industry is subject to rapid technological change, changing customer requirements and frequent new product introductions. In our industry, the first company to introduce an innovative product that addresses an identified market need will often have a significant advantage over competing products. Following development, it may take several years for sales of a new product to reach a substantial level, if ever. If a product concept does not progress beyond the development stage or only achieves limited acceptance in the marketplace, we may not receive a direct return on our expenditures, which may be significant, we may lose market share and our revenue, and profitability may decline. In the past, we incurred significant impairment charges for capital expenditures related to developing the capability to manufacture shippers and FOUPs for 450 millimeter wafers, which major semiconductor manufacturers announced that they would not initiate manufacturing for the foreseeable future, and for other projects that failed to find commercial viability.

We believe that our future success will depend upon our ability to continue to develop novel, mission-critical solutions to maximize our customers’ manufacturing yields and enable higher performance semiconductor devices. A failure to successfully anticipate and respond to technological changes by developing, marketing and manufacturing new products or enhancements to our existing products could harm our business prospects, limit our market share, result in unanticipated costs and significantly reduce our sales. Developing new products or enhancing existing products is complex, costly and uncertain, and, if a new product is adopted by our customers, we must ramp manufacturing quickly, while also managing costs. In addition, our customers impose very high quality and reliability standards on our products, which often change and can be difficult and costly to achieve. A failure to satisfy these customer standards or to comply with industry, regulatory and technical requirements may result in reduced orders, higher manufacturing costs, delays in acceptance and payment, additional service and warranty expense and damage to our reputation, which may adversely affect our revenue and results of operations.

Manufacturing interruptions or delays, or other disruptions to our operations, could adversely affect our business, financial condition, results of operations and reputation.

Our manufacturing processes are complex and require the use of expensive and technologically sophisticated equipment and materials. We have, on occasion, experienced manufacturing difficulties, such as critical equipment breakdowns, delayed ramp up of newly constructed or expanded manufacturing facilities or the introduction of impurities in the manufacturing process, which cause lower yields, delivery delays and harm our ability to serve our customers. In addition, any modification to the manufacturing process of a product, including changes designed to improve manufacturing yields, process stability and product quality, could require that the product be re-qualified by customers, which can increase our costs and delay or prevent our ability to sell this product to our customers. We have moved, and we may in the future move, the manufacture of certain products from one plant to another, which may be costly and time-consuming. If we fail to transfer and re-establish the manufacturing processes in the destination plant efficiently and effectively, we may not be able to meet customer demand, we may lose credibility with our customers and our business may be harmed. Even if we successfully move our manufacturing processes, we may not achieve the anticipated levels of cost savings or efficiencies, if any, and such disruptions may cause delays in developing or shipping our products. These and other manufacturing difficulties may result in the loss of sales and exposure to warranty and product liability claims.

Disruptions to our operations may be caused by factors outside of our control, including severe weather events and natural catastrophes, civil unrest, outbreaks of disease, and terrorist actions. Our continuity plans may be insufficient to mitigate the impact of disruptions to our operations, and any prolonged disruption may impede our ability to manufacture and deliver products to our customers or to engage with customers on new product applications, resulting in an adverse impact on our business and results of operations.

We may be subject to IT system failures, network disruptions and cybersecurity and data breaches, which could damage our reputation and adversely affect our financial condition, results of operations and cash flows. New laws and regulations regarding data privacy may also increase our costs.

In conducting our business, we use, collect and store sensitive data, including our financial information, intellectual property, confidential information, proprietary business information and personally identifiable information of our employees and others, as well as similar information of our customers, suppliers and business partners. We maintain this information in our data centers, on our networks and on IT systems owned and maintained by third parties. The secure processing, maintenance and transmission of this information is critical to our operations. All IT systems are subject to disruptions, security breaches, outages and failures, which may be caused by a variety of internal and external factors. We and our third-party suppliers have experienced, and expect to continue to be subject to, cybersecurity threats and incidents ranging from employee or contractor error or misuse to individual attempts to gain unauthorized access to systems, to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity threats may target us directly or indirectly through our third-party providers and global supply chain. Cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine and tensions with China, have created a heightened risk of cybersecurity attacks. AI capabilities are and will be used by threat actors to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, making them even more difficult to defend against by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. The use of AI by us, our customers, suppliers and other business partners and third-party providers may introduce vulnerabilities onto our IT systems. We may be unable to anticipate, prevent or remediate future attacks, vulnerabilities, breaches or incidents and in some instances we may be unaware of vulnerabilities or cybersecurity breaches or incidents or their magnitude and effects, particularly as attackers are increasingly able to circumvent controls and remove forensic evidence.

We continue to devote significant resources to network security, threat monitoring and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of evolving and increasingly sophisticated cybersecurity threats and laws, regulations, contractual and other actual and asserted obligations to which we are or may become subject relating to privacy, data protection, and cybersecurity. These security procedures and protection systems are costly and yet they may not be fail-safe. We may still suffer cybersecurity and other incidents, which could have a material adverse effect on our business or operations.

IT system failures, network disruptions and breaches of data security could (1) cause disruption in our operations, issues with customer communication and order management, the unauthorized or unintentional disclosure of sensitive information, or disruptions in our transaction processing or (2) undermine the integrity of our disclosure controls and procedures and our internal control over financial reporting, which could affect our reputation, result in significant liabilities and expenses, adversely affect our ability to report our financial results in a timely manner and could have a material adverse effect on our financial condition, results of operations and cash flows. Cybersecurity incidents affecting our suppliers could impact our supply chain, which, in turn, could lead to difficulties and delays in our ability to obtain parts, materials and services needed to manufacture our products and provide services. Failure to timely recover from such delays could materially and adversely affect our business, financial condition and results of operations, and may also cause our business and financial outlook to be inaccurate.

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

Recent tariffs and other trade actions taken by the U.S. and other countries where we do business have increased, and may continue to increase, our import and export costs, requiring us, in certain situations, to increase our prices, add a surcharge or find alternative suppliers which, in turn, may harm our relationships with customers, reduce demand for our products and decrease our profitability.

In recent years, including during 2025, the U.S. government has imposed tariffs and implemented other trade actions affecting products and materials imported into the U.S. In response to these tariffs and other changes in U.S. trade policy, several countries, including China, have threatened or imposed retaliatory tariffs on U.S. exports. The continuing imposition of tariffs by the U.S. and others may also give rise to further escalations of protectionist and retaliatory trade measures. Tariffs and related trade measures may be expanded, modified or restructured, and exemptions or exclusions may be limited or unavailable, which could further increase costs or disrupt supply chains.

These tariffs and other trade measures could have a material adverse effect on our business, results of operations, or financial condition. Our business and operating results are heavily dependent on international trade. We import raw materials and finished goods into the U.S. and we export products from the U.S. to our customers throughout the world, including those in China. Because of the recent tariffs and other trade restrictions, we have experienced increased and additional costs with respect to our import and export of such materials, finished goods, and products, and we may continue to experience these costs. In turn, we may be required to increase the prices of our products or add surcharges, which may reduce demand and harm our relationships with our customers. If we do not, or are unable to, increase prices or add surcharges without reducing demand, we may experience reduced profitability. Furthermore, retaliatory tariffs imposed by countries where we have significant sales, like China, could cause our customers to source products from local and non-U.S. competitors, which could further reduce demand for, and the overall competitiveness of, our products and decrease our market share. Additionally, we may be required to source our materials from alternative suppliers which could significantly increase our costs, lead to significant delays, and result in reliability or quality issues, all of which could harm our reputation and decrease demand for our products. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations and overall relationships between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.

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

As of December 31, 2025, we had goodwill of $3,946.7 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges. We have recorded goodwill impairment charges in the past, and such charges have materially affected our historical results of operations. For additional information see Note 8 – Goodwill and Intangible Assets to the accompanying consolidated financial statements.

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

Our future success and competitive position depend in part upon our ability to obtain, maintain and enforce intellectual property rights. We rely on patent, trade secret and trademark laws as well as confidentiality agreements to protect many of our major product platforms. Even if patents are issued in respect of our patent applications, these patents may nonetheless (1) expire; (2) be challenged, invalidated, circumvented, rendered unenforceable or otherwise compromised by third parties; or (3) fail to provide us with any competitive advantage. We may lose trade secret protections as a result of actions or omissions by us, our employees, or third parties. Our confidentiality agreements (including confidentiality agreements entered into between us and our employees) may be breached and the remedies for any such breach may be inadequate. Our confidential and proprietary information and technology may also be replicated or obtained through lawful means. Replication of our intellectual property or the infringement or misappropriation of our intellectual property rights could result in uncompensated lost market and revenue opportunities, which could adversely affect our business and financial condition. Monitoring and detecting any unauthorized access, use or disclosure of our intellectual property is difficult and costly and we cannot be certain that the protective measures we have implemented will completely prevent misuse. Our failure to monitor and ensure the proper use of our data, confidential information, and intellectual property in the training and operation of generative artificial intelligence products may result in the loss of intellectual property and raise complex compliance, intellectual property and other issues.

We have initiated, and may initiate in the future, litigation in order to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. From time to time, third parties have also asserted, and may continue to assert, intellectual property claims against us and our products. In the past, intellectual property-related litigation has been time consuming and has caused us to expend significant financial and other resources. In the future, such litigation could (1) impose substantial costs and cause the diversion of resources and the attention of management; (2) require us to pay damages or royalties; (3) require us to alter our products or processes, or obtain a license to continue selling the impacted product, which we may be unable to do on commercially acceptable terms, or at all; (4) severely harm our reputation and competitive position; and (5) negatively affect our sales, profitability and prospects to commercialize new products.

As we incorporate AI capabilities into our operations, we may be subject to various risks, including compliance risks, the potential for AI to produce inaccurate results, intellectual property and cybersecurity risks, and the risk that we are unable to use AI as successfully as our competitors, which may result in legal liability, reputational damage and other harm to our business.

AI technology is complex and rapidly evolving, as are the operational, competitive, legal and regulatory environments in which it exists. We are increasingly incorporating AI capabilities into our business operations and our ways of working, which can be both challenging and costly. For example, we may experience difficulty in effectively using, or be unable to use, AI in a manner that benefits our business operations, enhances our efficiency and enables us to improve our products and services more rapidly. AI algorithms or training methodologies may also be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, reputational damage and other adverse effects. Our business may be further negatively impacted if our competitors are more successful than we are in executing their AI strategies and developing superior products and services with the aid of AI technology.

In addition, the use of AI in the development of our products and services could cause the loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Countries may also adopt laws and regulations related to AI that could cause us to incur greater compliance costs or limit the use of AI in our business. Any failure or perceived failure by us to comply with such legal or regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.

Implementation of, and reporting on, our environmental, social and governance commitments could result in additional costs, and our inability to achieve these commitments could have an adverse impact on our reputation and performance.

From time to time we communicate our strategies, commitments and targets related to sustainability, greenhouse gas emissions, the sustainability of our products, human rights, and other environmental, social and governance matters. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer sustainability requirements, including increasing customer demand for sustainable products, as well as actions taken to achieve our sustainability targets, could cause us from time to time to alter our manufacturing, operations or products, and incur substantial additional expense. Any failure or perceived failure to timely meet these sustainability requirements or targets could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time, increase our costs and result in inconsistent data or significant revisions to our strategies, commitments and targets, and our ability to achieve them. We also are or may become subject to new climate and sustainability laws and regulations, such as the State of California’s climate change disclosure rules, the EU’s Corporate Sustainability Reporting Directive and the SEC’s rules on climate-related risks. Compliance with such laws and regulations, as well as increased scrutiny from regulators, customers and other stakeholders in our sustainability practices, could result in additional costs and expose us to new risks, including reputational risks. Any scrutiny of our greenhouse gas emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders, could negatively impact our reputation or performance.

Risks Related to Government Regulation

We are subject to a variety of rapidly evolving environmental laws and regulations that could cause us to incur significant liabilities and expenses.

The wide variety of federal, state, local and non-U.S. regulatory requirements relating to the design, manufacture, sale, shipping, import, export and use of our products, as well as the release, use, storage, treatment, transportation, discharge, disposal and remediation of, and human exposure to, hazardous chemicals, could result in future liabilities, remediation efforts or the suspension of production or shipment. These requirements are dynamic and have become stricter over time. These laws and regulations, among others, increase the complexity and costs of operating our facilities and manufacturing and transporting our products. Further changes to, or our failure to comply with, these and similar regulations could (1) restrict our ability to expand, build or acquire new facilities, (2) require us to acquire costly control equipment, (3) cause us to incur expenses associated with remediation of contamination, (4) cause us to modify our product design, operations, manufacturing or shipping processes or (5) otherwise increase our cost of doing business, which may have a negative impact on our financial condition, results of operations and cash flows. In addition, the potential adoption of new laws, rules or regulations related to climate change and the use or sale of PFAS-containing products poses risks, including subjecting us to future costs and liabilities, that could harm our results of operations or affect the way we conduct our businesses. New or modified regulations could require us to make substantial expenditures to enhance our environmental compliance efforts, or to reformulate our products or substitute raw materials or components with alternatives that may be more expensive, less readily available, or inferior in quality or performance. Any such changes could increase our production costs, weaken our supply chain, or result in less competitive products and may require requalification by our customers, which could result in delays, loss of design wins, or customers transitioning to competing products..

We are exposed to various risks from our regulatory environment, including being subject to potentially inconsistent or conflicting laws and regulations in the jurisdictions in which we operate, international trade-related disputes and compliance costs, which may adversely impact our reputation, financial condition and results of operations.

We are subject to risks related to new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies in the countries where we operate; disagreements or disputes related to international trade; and the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to health and safety, import and export controls, financial and other disclosures, accounting standards, corporate governance, public procurement and public funding, environment (including those relating to sustainability, carbon emissions and climate change concerns), privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials or customers, conflict minerals or other social responsibility legislation, employment practices, immigration or travel regulations and antitrust regulations, among others. Each of these laws, rules and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention. There have been, and may continue to be, instances where we fail to ensure full compliance with all of the laws, rules and regulations to which we are subject. These instances present risks to our business, including potential fines, restrictions on our actions and reputational damage. The volume of changes to such laws, rules and regulations may increase in the countries where we operate.

Changes in or ambiguous interpretations of laws, regulations and standards, and the speed with which new regulations may be enacted and come into effect, may create uncertainty regarding compliance matters or instances where we may not be in full compliance. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased administrative expenses and diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with laws and regulations, our reputation, business, financial condition and/or results of operations could be adversely affected, we may be disqualified or barred from participating in certain activities and we may be forced to modify our operations to achieve full compliance.

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

Various jurisdictions in which we operate are considering changes to, or have already changed, their tax laws. For example, the OECD introduced the Base Erosion and Profit Shifting 2.0 project that seeks to impose a global minimum income tax rate of 15%. Any tax reform adopted in any foreign jurisdiction may exacerbate the risks described above and cause our corporate tax rate to increase.

We receive government incentives, grants, and subsidies that are subject to conditions, reporting requirements, and compliance obligations, and failure to satisfy these requirements could result in the reduction, termination, or clawback of benefits, as well as potential penalties or reputational harm, any of which could adversely affect our business, financial condition, and results of operations.

From time to time, we may receive and enter agreements for grants, subsidies, loans, tax arrangements and other incentives from national, state and local governments in jurisdictions throughout the world designed to encourage us to establish, maintain or increase our investment, research and development and production activities in those jurisdictions. Our future business plans are impacted by obtaining these government incentives, and they typically require us to achieve or maintain certain levels of investment, capital spending, employment, technology deployment or development milestones, construction or production milestones, or research and development activities to qualify for such incentives or could restrict us from undertaking certain activities. Compliance with these requirements may add complexity to our operations and increase our costs, and a failure to comply could result in cancellation of agreements or transactions, investigations, civil and criminal penalties, forfeiture of profits, reduction, termination or clawback of any funding, suspension or debarment from doing business with the government, or other penalties, any of which could have a material and adverse effect on our business, financial condition and results of operations. For example, we have entered into a direct funding agreement with the U.S. Department of Commerce to receive a grant under the U.S. CHIPS and Science Act of 2022. We may be unable to successfully achieve the milestones and ancillary requirements to qualify for these incentives or such incentives may otherwise be withheld. In addition, incentives may be subject to ongoing compliance “guardrails,” audit rights, domestic sourcing or workforce requirements, and restrictions on certain activities or transactions. The timing of any reimbursements or funding may not align with our capital spending or operating needs, and we may be required to fund substantial costs in advance of receiving any benefits (if received at all). We also may be unable to obtain future incentives, which may put us at a disadvantage against competitors, especially foreign competitors that may benefit from such incentives in the countries in which they are headquartered.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness and may in the future incur substantially more debt, each of which could adversely affect our ability to obtain financing in the future and react to changes in our business.

As of December 31, 2025, we had an aggregate principal amount of $3.7 billion of indebtedness outstanding, including the $0.5 billion from our senior secured term loan facility due 2029 (the “Term Loan Facility”), $1.6 billion aggregate principal amount of the 4.75% senior secured notes due April 15, 2029, $1.7 billion aggregate principal amount of the 5.95% senior unsecured notes due June 15, 2030, our 4.375% senior unsecured notes due April 15, 2028, and our 3.625% senior unsecured notes due May 1, 2029 (collectively, the “Notes”). In addition, we have approximately $575.0 million of unutilized capacity under our senior secured revolving credit facility due 2027 (the “Revolving Facility”). We refer to the Term Loan Facility and the Revolving Facility as the “Credit Facilities”. The credit agreements that govern the Credit Facilities are referred to collectively as the “Amended Credit Agreement”. Further, we may incur significant additional secured and unsecured indebtedness in the future.

Although the indentures governing the Notes (the “Indentures”) and the Amended Credit Agreement restrict our ability to incur additional indebtedness, the restrictions have a number of significant qualifications and exceptions. For example, the Amended Credit Agreement provides that we can request additional loans and commitments up to the greater of $1.1 billion or 100% of our EBITDA, as well as additional amounts if our secured net leverage ratio is less than a specified ratio. Further, these restrictions do not prevent us from incurring monetary obligations that do not constitute indebtedness. If we add new indebtedness and other monetary obligations to our current debt levels, the related risks that we now face would intensify.

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

Higher or sustained interest rates and tighter credit market conditions could increase our borrowing costs, reduce refinancing flexibility and limit access to capital. Any downgrade in our credit profile, or reduced lender or investor appetite for debt financing, could further increase our cost of capital and adversely affect our liquidity and financial condition.

We may be unable to generate sufficient cash to service our indebtedness and may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

We may be unable to maintain sufficient cash flow from operating activities to permit us to pay the principal of, premium, if any, and interest on our indebtedness. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance and the condition of the capital markets, which are subject to prevailing economic, industry and competitive conditions, as well as many financial, business, legislative, political, regulatory and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems, be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, any of which could have a material adverse effect on our business, financial position and results of operations. In addition, the level and quality of our earnings, operations, business and management, among other things, will impact the determination of our credit ratings. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis may result in a decrease in the ratings assigned to us by the ratings agencies, which may negatively impact our access to the debt capital markets and increase our cost of borrowing. In addition, we may be unable to maintain the current creditworthiness or prospective credit rating of the Company. Any actual or anticipated changes or downgrades in such credit rating or disruptions in the global financial markets may have a negative impact on our liquidity, capital position or access to capital markets and affect our ability to obtain any future required financing on acceptable terms or at all.

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

The price of our common stock has been volatile. In 2025, the closing price of our stock on The Nasdaq Global Select Market (“Nasdaq”) ranged from a low of $62.92 to a high of $109.53, and, as in past years, the price of our common stock may show even greater volatility in the future. The trading price of our common stock is subject to significant volatility in response to numerous factors, many of which are beyond our control or may be unrelated to our operating results, including the following:

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

Future payments of quarterly dividends and any future repurchases of shares of our common stock are subject to capital availability and periodic determinations by our Board of Directors that they are in the best interest of our stockholders and comply with all laws and applicable agreements. Future dividends and any future share repurchases may be affected by, among other factors, potential capital requirements for acquisitions and the funding of our research and development activities; legal risks; changes in federal and state income tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of domestic cash flow; and changes to our business model. The amounts of our dividend payments may change from time to time, and we may decide at any time to reduce, suspend or discontinue the payment of dividends. A reduction, suspension or discontinuation of our dividend payments or the lack of a share repurchase program could have a negative effect on the price of our common stock and may harm our reputation.

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

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the U.S. and abroad, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. In addition to physical risks, evolving climate-related and sustainability reporting regimes in jurisdictions where we operate (including state and international regimes) may increase compliance costs, require new data collection and assurance processes across our value chain and expose us to reputational harm or litigation if our disclosures, targets or progress are challenged. Global climate change is resulting in, and may continue to result, in certain natural disasters and adverse weather events, such as drought, wildfires, severe storms, sea-level rise and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and adverse impacts where we operate.
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

Our cybersecurity risk management program is aligned with the National Institute of Standards and Technology Cybersecurity Framework. We identify key assets that are critical to our business and assess potential cyber threats and vulnerabilities associated with those assets and the operations they enable. Following that assessment, we implement strategies and design controls to manage those risks. For example, we use single sign-on to limit access to our networks and multi-factor authentication to verify users’ identities. We also continuously monitor our systems and networks to protect against internal and external threat actors. We have policies and procedures in place, such as our Privileged Access Management process, to limit and control access to our confidential information by our vendors and other third parties. We also conduct due diligence and reviews of cybersecurity policies of third parties that access our systems or data. Additionally, we are focused on segregating our manufacturing processes from the Company’s other networks to minimize the risk of interruptions to our manufacturing operations resulting from cyber breaches. To increase our employees’ vigilance of cybersecurity risks and educate them on best practices relating to those risks, we conduct quarterly awareness sessions, annual trainings and monthly phishing campaigns.

Engagement of Third Parties

Given the complex and evolving nature of cybersecurity threats, the Company periodically engages third parties to assist us in evaluating our security vulnerabilities and developing and maintaining effective cybersecurity risk management. Partnering with third parties enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes are well-designed and effective. For example, in 2023, we engaged a global law firm to conduct an external assessment of our cybersecurity governance framework and processes and provide recommendations to improve our cybersecurity readiness and posture. Each year, to prevent and mitigate cybersecurity-related risks, we engage independent cybersecurity specialists to conduct comprehensive threat and vulnerability assessments, such as penetration testing, social engineering evaluations and structured tabletop exercises. Their findings help validate our controls, test our response capabilities and inform strategies our strategies to manage and reduce enterprise cybersecurity risk.

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

Item 2. Properties.
We own and lease facilities for manufacturing, distribution, technical support, sales, service, repair, and general administrative purposes primarily located in the United States, Canada, Taiwan, South Korea, Japan, China, Singapore, Malaysia, Germany, France and Israel. As of December 31, 2025, we owned and leased approximately 3.7 million square feet and 1.9 million square feet of space, respectively, across 72 owned and 31 leased properties. Our principal executive offices are located in Billerica, Massachusetts. Because of the interrelation of our operations, properties in certain geographical locations may be attributable to multiple reporting segments. We believe that our facilities are well-maintained and suitable for their respective operations. We regularly assess the size, capability and location of our global infrastructure and periodically make adjustments based on these assessments.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Entegris’ common stock, $0.01 par value per share, trades on the Nasdaq Global Select Market under the symbol “ENTG”. As of February 6, 2026, there were 907 shareholders of record.
Dividend Policy
Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. The Company’s Board of Directors declared cash dividends of $0.10 per share during each of the first, second, third and fourth quarters of 2025, which totaled $61.1 million.
On January 14, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share to be paid on February 18, 2026 to shareholders of record as of January 28, 2026.
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
Comparative Stock Performance
The following graph compares the cumulative total shareholder return on the common stock of Entegris, Inc. from December 31, 2020 through December 31, 2025 with the cumulative total return on (1) The Nasdaq Composite Index, and (2) The Philadelphia Semiconductor Index, assuming $100 was invested at the close of trading on December 31, 2020 in Entegris, Inc. common stock, the Nasdaq Composite Index and the Philadelphia Semiconductor Index and that all dividends are reinvested.

Comparison of Five-Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2025

300
250
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ended
Entegris, Inc.
NASDAQ Composite - Total Returns
Philadelphia Semiconductor Index

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Entegris, Inc.	$100.00	$144.58	$68.68	$126.04	$104.54	$89.31
Nasdaq Composite	100.00	122.18	82.42	119.22	154.47	187.13
Philadelphia Semiconductor Index	100.00	142.85	93.02	155.35	186.98	268.23
Issuer Purchases of Equity Securities

The Company does not have a publicly announced stock repurchase program and we did not repurchase any equity securities during the year ended December 31, 2025.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read along with the consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described in Item 1A, “Risk Factors” and the “Cautionary Statements” section of this Item 7 below. You should review Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented except for the segment analysis. Information pertaining to fiscal year 2023 results of operations and the year-over-year comparison of changes in our Financial Condition and Results of Operations as of and for the year ended December 31, 2024 and 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 12, 2025.
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

These risks and uncertainties include, but are not limited to, fluctuations in the demand for semiconductors; the impact of global economic uncertainty, including volatile financial markets, inflationary pressures and interest rate fluctuations, economic recessions, national debt and bank failures, raw material shortages, supply constraints, and price increases; supply chain interruptions and the Company’s dependence on sole, single and limited source suppliers; operational, political and legal risks associated with the Company’s international operations, including those related to geopolitical uncertainty and regional and global instabilities and hostilities, including, but not limited to, the ongoing conflicts between Ukraine and Russia, and between Israel and Hamas, as well as the global responses thereto; export controls, economic sanctions, and similar restrictions; the concentration and consolidation of the Company’s customer base; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and to introduce new products to meet customers’ rapidly changing requirements; manufacturing and other operational disruptions or delays; IT system failures, network disruptions, and cybersecurity risks; tariffs, additional taxes and other protectionist measures resulting from international trade disputes, strained international relations and changes in foreign and national security policy; the risks associated with the use and manufacture of hazardous materials; goodwill impairment; challenges in attracting and retaining qualified personnel; the Company’s ability to protect and enforce intellectual property rights; artificial intelligence; the Company’s environmental, social, and governance commitments; legal and regulatory risks, including changes in laws and regulations related to the environment, health and safety, accounting standards, and corporate governance, across the jurisdictions in which the Company operates; changes in taxation or adverse tax rulings; the Company’s ability to effectively implement any organizational changes; the ability to obtain government incentives and the possibility that competitors will benefit from government incentives; the amount and consequences of the Company’s indebtedness, its ability to repay its debt and to obtain future financing, and the Company’s obligations under its current outstanding credit facilities; volatility in the Company’s stock price; the payment of cash dividends and the adoption of future share repurchase programs; challenges associated with a potential change of control; substantial competition; the Company’s ability to identify, complete and integrate acquisitions, joint ventures, divestitures or other similar transactions; the impacts of climate change; and other matters. These risks and uncertainties also include, but are not limited to, the risk factors and additional information described in this Annual Report on Form 10-K under the caption “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in the Company’s other periodic filings. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements or information contained herein, which speak as of their respective dates.
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
The Company is a leading supplier of critical advanced materials and process solutions for the semiconductor and other high-technology industries. We leverage our unique breadth of capabilities to provide customers with innovative, science-based solutions to their toughest technology challenges, helping improve productivity and product performance in the most advanced manufacturing environments.

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

Our complementary capabilities enable co-optimized, integrated solutions that improve device performance, lower cost of ownership and accelerate time to market. We address complex manufacturing challenges across deposition, CMP and post-CMP modules with solutions including advanced deposition materials, CMP slurries, pads and post-CMP cleaning chemistries (each from our MS segment), and CMP slurry filters, high-purity packaging and fluid monitoring systems (each from our APS segment). As leading semiconductor manufacturers implement molybdenum into advanced nodes, Entegris is uniquely positioned to support this transition and to solve challenges associated with integrating a new material through our expertise and solutions in precursors, deposition, etch, CMP consumables and contamination control.
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
Our strategy has been, and will continue to be, to build a resilient and robust supply chain and a global manufacturing footprint near our customers. While this strategy should mitigate the Company from financial and operational impacts of a volatile trade environment in the medium to long term, our business could still be impacted by sudden changes in trade policy in the near term, particularly, for example, our products manufactured in the United States and sold to customers located in China. Given the dynamic nature of this situation, the direct and indirect impact to our customers and our business is difficult to quantify; however, we will continue to closely monitor this evolving situation, further leverage our global footprint and regional supply chain, and explore additional options to mitigate this volatility.
Recent Events
In January 2026, we completed an assessment of the useful lives of our property, plant and equipment and adjusted the estimated useful lives of certain property, plant and equipment to more closely reflect the expected economic lives of these assets. These adjustments followed an analysis of our actual usage of assets, including the technological and physical obsolescence of these assets, our ability to continue to use equipment, historical usage trends, and anticipated capital plans and technology roadmaps, as well as industry trends and practices. Based on this analysis, we determined that the increase in useful lives was warranted and consistent with the Company’s historical and anticipated use of these assets. The updated estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 5 to 35 years increased to 5 to 40 years; manufacturing equipment, 5 to 10 years increased 5 to 14 years; canister and cylinder 3 to 12 years increased to 3 to 19 years; molds 3 to 5 years increased to 3 to 9 years and lab equipment, 3 to 8 years increased to 3 to 9 years.
This change in accounting estimate is effective beginning in fiscal year 2026 and is applied prospectively to the assets on our balance sheet as of December 31, 2025 and to future asset purchases. Based on the carrying amount of the assets included in property, plant and equipment, net in our Consolidated Balance Sheet as of December 31, 2025, we expect total depreciation expense in 2026 to be reduced by $72.9 million. We expect this change will result in an increase in gross margin of approximately $52.4 million, a decrease in ER&D expenses of approximately $11.4 million and a decrease in ending inventory values of $9.1 million.
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
Goodwill
Goodwill is tested for impairment annually as of August 31. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will test goodwill for impairment. Factors that would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, effects on a reporting unit such as a change in the composition or carrying amounts of its net assets, prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results. We allocate goodwill to reporting units at the time of acquisition or when there is a change in the reporting structure and base that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has defined its reporting units as its operating segments, MS and APS as disclosed in Note 20 to our consolidated financial statements.
Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. For the year ended December 31, 2025, the Company determined to utilize a qualitative analysis for the APS reporting unit and a quantitative analysis for the MS reporting unit. The MS reporting unit's fair value was estimated using an equal weighting of the income and market valuation approaches. The Company's fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparable, projected future revenue growth and gross margins, the discount rate reflecting the risk inherent in future cash flows, the terminal growth rate, and projected future economic and market conditions. Based upon a sensitivity analysis the Company performed, a 50 basis point change in the projected compound annual revenue growth rate, gross margins, discount rate, or terminal growth rate assumption would not result in an impairment in the MS reporting unit.
If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit’s fair value and carrying value not to exceed the amount of goodwill recorded. We recorded no impairment charges related to goodwill during the fiscal years ended December 31, 2025 and 2024. Adverse changes in the future could reduce the underlying cash flows used to estimate the reporting unit fair values and could result in a further decrease in fair value that could trigger a future impairment charge of the goodwill balance.

Results of Operations
Year ended December 31, 2025 compared to year ended December 31, 2024
The following table sets forth the results of operations and the relationship between various components of operations, stated as a percent of net sales, for 2025 and 2024.

(Dollars in millions)	2025		2024
		% of net sales		% of net sales
Net sales	$3,196.6	100.0%	$3,241.2	100.0%
Cost of sales	1,776.7	55.6	1,754.5	54.1
Gross profit	1,419.9	44.4	1,486.7	45.9
Selling, general and administrative expenses	450.6	14.1	446.6	13.8
Engineering, research and development expenses	329.0	10.3	316.1	9.8
Amortization of intangible assets	184.4	5.8	190.1	5.9
Operating income	455.9	14.3	533.9	16.5
Interest expense	199.8	6.3	215.2	6.6
Interest income	(7.9)	(0.2)	(7.3)	(0.2)
Other expense, net	9.4	0.3	4.0	0.1
Income before income taxes	254.6	8.0	322.0	9.9
Income tax expense	18.0	0.6	28.3	0.9
Equity in net loss of affiliates	1.0	—	0.9	—
Net income	$235.6	7.4	$292.8	9.0
Net sales For 2025, net sales were $3,196.6 million, decreased by $44.6 million, or 1%, from 2024. An analysis of the factors underlying the decrease in net sales is presented in the following table:

(In millions)
Net sales in 2024	$3,241.2
Decrease associated with divestiture	(33.9)
Decrease mainly associated with volume	(14.2)
Increase associated with effect of foreign currency translation	3.5
Net sales in 2025	$3,196.6
As described in the table above, the decrease in net sales was primarily attributable to (i) the absence of $33.9 million in sales associated with the divested PIM business and (ii) a reduction of $14.2 million of sales mainly due to decreased semiconductor market demand compared to the year ago period ended December 31, 2024. These sales were partially offset by an increase of $3.5 million of sales attributable to favorable foreign currency translation effects, primarily related to the strengthening of the Taiwanese dollar, Japanese yen and euro relative to the U.S. dollar compared to the year ago period ended December 31, 2024.
Sales percentage on a geographic basis for 2025 and 2024 and the percentage increase (decrease) in sales for 2025 compared to sales for 2024 were as follows:

	Year ended
	December 31, 2025	December 31, 2024	Percentage increase (decrease) in sales
North America	18%	21%	(16)%
Taiwan	23%	20%	11%
China	21%	21%	(2)%
South Korea	13%	13%	2%
Japan	10%	10%	3%
Europe	7%	8%	(13)%
Southeast Asia	8%	7%	10%

The decrease in sales to customers in North America primarily relates to the absence of sales from the divested PIM business and from decreased demand for our MS and APS products. The increase in sales to customers in Taiwan primarily relates to increased demand for our MS and APS products. The decrease in sales to customers in China primarily relates to decreased demand for our APS products, partially offset by increased demand for our MS products. The increase in sales to customers in South Korea primarily relates to increased demand for our MS and APS products. The increase in sales to customers in Japan primarily relates to increased demand for our MS products, partially offset by decreased demand for our APS products. The decrease in sales to customers in Europe primarily relates to decreased demand for our MS and APS products. The increase in sales to customers in Southeast Asia primarily relates to increased demand for our MS and APS products.
Gross margin
The following table sets forth gross margin as a percentage of net sales:

	2025	2024	Percentage point change
Gross margin as a percentage of net sales:	44.4%	45.9%	(1.5)
Gross margin decreased by 1.5% for 2025 compared to 2024. Gross margin decreased primarily due to plant performance and higher depreciation expense.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses for the sales and administrative staff, professional fees (including accounting, legal and technology costs and expenses), and sales and marketing costs. SG&A expenses for 2025 increased $4.0 million, or 1%, to $450.6 million from $446.6 million in 2024.
An analysis of the factors underlying the increase in SG&A expenses is presented in the following table:

(In millions)
Selling, general and administrative expenses in 2024	$446.6
Restructuring costs, see Note 15 to the Company’s Consolidated Financial Statements	18.8
Loss on sale of divested business in 2025	10.9
Gain on sale of PIM business in 2024	4.3
Impairment on long-lived assets in 2024, see Note 3 to the Company’s Consolidated Financial Statements	(13.0)
Professional fees	(9.7)
Employee costs (excluding restructuring costs of $3.1 included in the line above)	(3.9)
Other decreases, net	(3.4)
Selling, general and administrative expenses in 2025	$450.6
Engineering, research and development expenses
Engineering, research and development (“ER&D”) expenses consist of expenses for the support of current product lines and the development of new products and manufacturing technologies. These expenses were $329.0 million in 2025 and $316.1 million in 2024.
An analysis of the factors underlying the increase in ER&D expenses is presented in the following table:

(In millionss)
Engineering, research and development expense in 2024	$316.1
Depreciation expense	4.7
Project related costs	4.0
Restructuring costs, see Note 15 to the Company’s consolidated financial statements	3.1
Other increases, net	1.1
Engineering, research and development expense in 2025	$329.0
The Company’s overall ER&D efforts will continue to focus on developing and improving its technology platforms to support the semiconductor ecosystem and identifying and developing products for new applications. The Company often works directly with its customers to address their needs.

Amortization of intangible assets Amortization of intangible assets was $184.4 million in 2025 compared to $190.1 million for 2024. The decrease primarily reflects the absence of amortization for certain identifiable intangible assets acquired in previous acquisitions that became fully amortized.
Interest expense Interest expense was $199.8 million in 2025 and $215.2 million in 2024. Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs associated with such borrowings. The decrease reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Interest income Interest income was $7.9 million in 2025 and $7.3 million in 2024. The increase primarily reflects higher average cash balances at our foreign subsidiaries.
Other expense, net Other expense, net, was $9.4 million in 2025 compared to $4.0 million in 2024.
In 2025, other expense, net consisted mainly of loss of extinguishment of debt of $3.2 million associated with the repayments on the Company’s senior secured term loan facility (see Note 9 to the Company’s consolidated financial statements) and foreign currency transaction losses of $7.1 million.
In 2024, other expense, net consisted mainly of loss of extinguishment and modification of debt of $14.3 million associated with the repayments and the Third Amendment on the Company’s senior secured term loan facility (see Note 9 to the Company’s consolidated financial statements) and foreign currency transaction losses of $7.7 million, partially offset by a gain of $20.0 million related to the settlement of patent infringement litigation.
Income tax expense The Company recorded income tax expense of $18.0 million in 2025 compared to income tax expense of $28.3 million in 2024. The Company’s effective tax rate was 7.1% in 2025 compared to an effective tax rate of 8.8% in 2024.
The decrease in the effective tax rate from 2024 to 2025 primarily relates to lower income and the release of unrecognized tax benefits resulting from the expiration of applicable statute of limitations. This benefit was partially offset by an increase in discrete tax expense recorded associated with share-based compensation and the enactment of the One Big Beautiful Bill Act.
Net income Net income was $235.6 million, or $1.55 per diluted share, in 2025 compared to net income of $292.8 million, or $1.93 per diluted share, in 2024. The decrease reflects the Company’s aforementioned operating results described in greater detail above.
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

	Year ended
(In millions)	December 31, 2025	December 31, 2024	Percent change
Adjusted Operating Income	$680.9	$743.0	(8.4)%
Adjusted Operating Margin - as a % of net sales	21.3%	22.9%

Adjusted EBITDA	$886.2	$931.1	(4.8)%
Adjusted EBITDA - as a % of net sales	27.7%	28.7%

Non-GAAP EPS	$2.75	$3.00	(8.3)%
The decreases in Adjusted Operating Income and Adjusted EBITDA in 2025 compared to 2024 are generally attributable to decreased gross profit and the absence of segment profit associated with the divested PIM business. The decrease in Non-GAAP EPS in 2025 compared to 2024 is primarily attributable to decreased gross profit and the absence of segment profit associated with the divested PIM business, partially offset by lower interest expense.
Segment Analysis
The Company reports its financial performance based on two reportable segments. See Note 20 to the consolidated financial statements for additional information on the Company’s two segments.

The following table and discussion reflects the results of operations of the Company’s two reportable segments for the years ended December 31, 2025, 2024 and 2023.

(In millions)	2025	2024	2023
Materials Solutions
Net sales	$1,406.7	$1,400.1	$1,689.5
Segment profit	276.6	286.2	296.4

Advanced Purity Solutions
Net sales	$1,799.1	$1,850.2	$1,846.6
Segment profit	426.4	496.1	531.4

Unallocated general and administrative expenses	$62.7	$58.3	$114.1
Materials Solutions (MS)
For 2025, MS net sales increased to $1,406.7 million, up from $1,400.1 million in 2024. The sales increase was driven by increased sales from CMP consumables, selective etch and deposition materials, partially offset by the absence of $33.9 million in prior-year sales from the divested PIM business and decreased sales from advanced materials products.
MS reported a segment profit of $276.6 million for 2025, down 3% compared to $286.2 million in 2024. The decrease was primarily associated with (1) the net impact related to the divested PIM business of $14.5 million (2) loss on sale of small, industrial specialty chemicals business of $10.9 million and (3) lower plant performance, partially offset with (4) a decrease of a $13.0 million of impairment charges related to the long-lived assets of the aforementioned industrial specialty chemicals business in 2024 and (5) higher sales volume.
Advanced Purity Solutions (APS)
For 2025, APS net sales decreased to $1,799.1 million, down 3% $1,850.2 million in 2024. The sales decrease was mainly due to a decline in facilities-based capital expenditure investments in the semiconductor industry, which led to decreased demand for our fluid handling products and FOUPs, partially offset by an increase in sales from gas and liquid filtration products.
APS reported a segment profit of $426.4 million for 2025, down 14% compared to $496.1 million in 2024. The decrease in APS’s profit in 2025 was primarily due to lower sales, unfavorable plant performance, higher depreciation expense and higher restructuring costs of $21.9 million.
Unallocated general and administrative expenses
Unallocated general and administrative expenses for 2025 totaled $62.7 million compared to $58.3 million for 2024. The $4.4 million increase is primarily due to an increase in employee costs.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$360.4	$329.2
Working capital	1,149.6	1,091.1
Total debt	3,697.6	3,981.1
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
We may seek to take advantage of opportunities to raise additional capital through additional debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. During 2025, we did not experience difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

(In millions)	Year ended December 31, 2025	Year ended December 31, 2024
Net cash provided by operating activities	$695.4	$631.7
Net cash used in investing activities	(300.8)	(67.1)
Net cash used in financing activities	(366.9)	(688.9)
Increase (decrease) in cash and cash equivalents	31.2	(127.7)
Operating activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Compared to 2024, the $63.7 million increase in cash provided by operating activities in 2025 was primarily driven by $101.6 million of changes in operating assets and liabilities, partially offset by a $37.9 million decrease of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities were driven by changes in trade accounts and notes receivable, inventories and income taxes payable and refundable income taxes. The change for trade receivables was mainly due to timing of collections. The change for inventory was driven by decreased business activity. The change in income tax payable and refundable incomes taxes is primarily due to higher income tax payments.
Investing activities
Investing cash flows consist primarily of capital expenditures, cash used for acquisitions, proceeds and payments from sales of businesses and proceeds from sales of property and equipment.
Net cash used in investing activities was $300.8 million in 2025 compared to net cash provided by investing activities $67.1 million cash used in investing activities in 2024, primarily reflecting lower proceeds from divestitures of $257.5 million, partially offset by a $16.4 million decrease in capital expenditures and $8.2 million of proceeds from government incentives.
Financing activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.
In 2025, there was $366.9 million of cash used in financing activities compared to $688.9 million cash used in financing activities in 2024. The change in 2025 was primarily due to decreased net debt activity of $323.8 million compared to the prior year.
The Company’s total dividend payments were $60.8 million in 2025 compared to $60.6 million in 2024. The Company has paid a cash dividend in each quarter since the fourth quarter of 2017. On January 14, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on February 18, 2026 to shareholders of record as of January 28, 2026.
Other Liquidity and Capital Resources Considerations
Debt at par value outstanding

(In millions)	December 31, 2025	December 31, 2024
Senior secured term loan due 2029 at 4.88% (1)	$450.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	$3,745.0	$4,045.0

(1) Our senior secured term loan due 2029 bears interest rate at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an appliable margin of 0.75%. The Revolving Facility has commitments of $575.0 million.
During the fiscal year 2025, the Company repaid $300.0 million net of borrowings under the senior secured term loan.
Through December 31, 2025, the Company was in compliance with all applicable financial covenants included in the terms of its debt arrangements.
During the twelve months ended December 31, 2025, the Company borrowed and repaid $567.0 million under this Revolving Facility and no balance was outstanding at December 31, 2025.
The Company also has a line of credit with one bank that provides for borrowings of Japanese yen for the Company’s Japanese subsidiary equivalent to an aggregate of approximately $6.4 million. There were no outstanding borrowings under this line of credit and no balance was outstanding at December 31, 2025.
Cash and cash requirements

(In millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$360.4	$329.2
U.S.	52.4	49.0
Non-U.S.	308.0	280.2
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
The following table summarizes our short and long-term cash requirements as of December 31, 2025:

(In millions)	Total	Due within one year of December 31, 2025	Due later than one year from December 31, 2025
Long-term debt (principal)	$3,745.0	$—	$3,745.0
Interest payments on long-term debt	655.3	184.5	470.8
Capital purchase obligations	60.0	42.5	17.5
Supply purchase obligations	150.5	88.1	62.4
Operating and financing leases	151.3	21.6	129.7
Income tax liabilities	123.2	82.4	40.8
Total	$4,885.3	$419.1	$4,466.2
Long-term debt and interest payments on long-term debt. We have contractual obligations for principal and interest payments on our long-term debt. See Note 9 of the consolidated financials for additional information. Debt obligations are classified based on their stated maturity date, regardless of their classification on the Company’s consolidated balance sheets. Interest projections on both variable and fixed rate long-term debt are based on interest rates effective as of December 31, 2025 and do not include $47.4 million for unamortized discounts and debt issuance costs.
Capital purchase obligations. We have capital purchase obligations that represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2025, as the Company had not yet received the related goods or taken title to the property.
We expect capital expenditure spending to be approximately $250.0 million in 2026.

Supply purchase obligations. We have non-cancelable commitments, including take-or-pay contracts, that are not presented as capital purchase commitments above. They were not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2025, as the Company had not yet received the related goods or taken title to the property.
Operating and financing lease commitments. Commitments under operating and financing leases primarily relate to leasehold properties. See Note 13 of the consolidated financials for additional information.
Income tax liabilities. Of the tax liabilities included in the table above, $33.7 million relates to uncertain tax positions. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to an unforeseeable event (such as a tax audit settlement). See Note 16 of the consolidated financials for additional information.
New Accounting Pronouncements
Recently adopted accounting pronouncements Refer to Note 1 to the Company’s consolidated financial statements for a discussion of accounting pronouncements implemented in 2025.
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
The non-GAAP financial measures exclude certain specific items (“Special Items”), including certain items related to mergers and acquisitions; divestitures; restructuring and severance charges; impairments of assets; refinancing; certain income tax items and other discrete adjustments related to non-recurring, unusual or unanticipated charges, expenses or gains. We evaluate Special Items on an individual basis. Our evaluation of whether to exclude a Special Item for purposes of determining our non-GAAP financial measures considers both the quantitative and qualitative aspects of the Special Item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
Adjusted EBITDA is defined by the Company as net income adjusted to exclude (1) equity in net loss of affiliates, (2) income tax expense, (3) interest expense, (4) interest income, (5) other expense, net, (6) depreciation, and (7) the impact of any Special Items. Adjusted Operating Income is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes ratios of non-GAAP financial measures such as Adjusted EBITDA to Company net sales and Adjusted Operating Income to Company net sales (referred to as Adjusted EBITDA Margin and Adjusted Operating Margin, respectively).
Non-GAAP Net Income is defined by the Company as net income, adjusted to exclude the impact of any Special Items and the tax effect of the foregoing adjustments to net income, stated on a per share basis, divided by diluted weighted average shares outstanding. Non-GAAP EPS is defined as Non-GAAP Net Income divided by our diluted weighted-average shares outstanding.
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
The reconciliation of GAAP measures to Adjusted Operating Income and Adjusted EBITDA for the years ended December 31, 2025 and 2024 are presented below:

(In millions)	2025	2024
Net sales	$3,196.6	$3,241.2
Net income	$235.6	$292.8
Net income - as a % of net sales	7.4%	9.0%
Adjustments to net income
Equity in net loss of affiliates	1.0	0.9
Income tax expense	18.0	28.3
Interest expense	199.8	215.2
Interest income	(7.9)	(7.3)
Other expense, net	9.4	4.0
GAAP – Operating income	455.9	533.9
Operating margin - as a % of net sales	14.3%	16.5%
Integration costs:
Professional fees [1]	—	2.6
Severance costs [2]	—	0.8
Restructuring costs [3]	29.7	3.9
Acquired tax equalization asset reduction [4]	—	3.0
Loss (gain) on sale of businesses, net [5]	10.9	(4.3)
Impairment of long-lived assets [6]	—	13.0
Amortization of intangible assets [7]	184.4	190.1
Adjusted Operating Income	680.9	743.0
Adjusted Operating Margin	21.3%	22.9%
Depreciation	205.3	188.1
Adjusted EBITDA	$886.2	$931.1
Adjusted EBITDA – as a % of net sales	27.7%	28.7%
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of the CMC Materials acquisition.
3 Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit, contract termination costs and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization and (ii) workforce reductions, contract termination costs and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives.
4 Represents an asset reduction of an acquired tax equalization asset from the CMC Materials acquisition.
5 Loss (gain) from the sale of the Company’s PIM and small, industrial specialty chemicals businesses.
6 Impairment of long-lived assets related to a small, industrial specialty chemicals business.
7 Non-cash amortization expense associated with intangibles acquired in acquisitions.

The reconciliation of GAAP measures to Non-GAAP EPS for the years ended December 31, 2025 and 2024 are presented below:

(In thousands, except per share data)	2025	2024
Net income	$235.6	$292.8
Adjustments to net income:
Integration costs:
Professional fees [1]	—	2.6
Severance costs [2]	—	0.8
Restructuring costs [3]	29.7	3.9
Patent infringement settlement gain, net [4]	—	(20.0)
Acquired tax equalization asset reduction [5]	—	3.0
Loss on extinguishment of debt and modification [6]	3.2	14.3
Loss (gain) on sale of businesses, net [7]	10.9	(4.3)
Impairment on long-lived assets [8]	—	13.0
Amortization of intangible assets [9]	184.4	190.1
Tax effect of adjustments to net income and discrete tax items [10]	(45.3)	(40.2)
Non-GAAP net income	$418.5	$456.0
Diluted earnings per common share	$1.55	$1.93
Effect of adjustments to net income	$1.20	$1.08
Diluted non-GAAP earnings per common share	$2.75	$3.00

Diluted weighted average shares outstanding	152.2	151.8
1 Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers and other third-party service providers to assist us in integrating CMC Materials into our operations.
2 Represents severance charges related to the integration of the CMC Materials acquisition.
3 Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit, contract termination costs and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization and (ii) workforce reductions, contract termination costs and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives.
4 During the fourth quarter of 2024, the Company settled patent infringement litigation and received net proceeds of $20.0 million.
5 Represents an asset reduction of an acquired tax equalization asset from the CMC Materials acquisition.
6 Loss on extinguishment of debt in 2024 and 2025 and modification of our Existing Credit Agreement in 2024.
7 Loss (gain) from the sale of the Company’s PIM and small, industrial specialty chemicals businesses.
8 Impairment of long-lived assets related to a small, industrial specialty chemicals business.
9 Non-cash amortization expense associated with intangibles acquired in acquisitions.
10 The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.
Item 7A. Quantitative and Qualitative Disclosure About Market Risks.
Entegris’ principal financial market risks are sensitive to interest rates and foreign currency exchange rates. The Company’s interest-bearing cash and cash equivalents and variable rate debt are subject to interest rate fluctuations. The Company’s cash and cash equivalents include cash on hand and highly-liquid debt securities with original maturities of three months or less. A 100-basis point change in interest rates would potentially increase or decrease annual net income by approximately $0.7 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.
The cash flows and results of operations of the Company’s foreign-based operations are subject to fluctuations in foreign currency exchange rates. Approximately 17.5% and 16.7% of the Company’s sales during 2025 and 2024, respectively, were collectively denominated in the South Korean won, New Taiwan dollar, Chinese renminbi, Canadian dollar, Malaysian ringgit, Singapore dollar, euro, Israeli shekel and the Japanese yen. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the years ended December 31, 2025 and 2024, revenue would be negatively impacted by approximately $55.9 million and $53.2 million, respectively.
The Company occasionally uses derivative financial instruments to manage the foreign currency exchange rate risks associated with its foreign-based operations. However, we are unlikely to be able to hedge these exposures completely. We do not enter into forward contracts or other derivative instruments for speculative or trading purposes. See Note 11 of the consolidated financials for additional information.
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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included in F-2 of this Annual Report.

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
Item 9B. Other Information.
On December 4, 2025, Bertrand Loy, our Executive Chair, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Loy’s plan provides for the sale of up to 100,000 shares of the Company’s common stock. The plan expires on November 6, 2026, or upon the earlier completion of all authorized transactions under the plan.

During the quarter ended March 31, 2025, each of (i) Bertrand Loy, our former Chief Executive Officer and the current Executive Chair, (ii) Clint Haris, Senior Vice President and President, Advanced Purity Solutions, and (iii) Mr. James O’Neill, our former Chief Technology Officer, entered into a Rule 10b5-1 Plan. The details of these plans are set forth below.

On February 10, 2025, Mr. Loy entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Loy’s plan provides for the sale of up to 194,192 shares of the Company’s common stock. The plan expires on February 19, 2027, or upon the earlier completion of all authorized transactions under the plan.

On February 10, 2025, Mr. Haris entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Haris’ plan provides for the sale of up to 15,287 shares of the Company’s common stock. The plan expires on February 12, 2026, or upon the earlier completion of all authorized transactions under the plan.

On February 14, 2025, Mr. O’Neill entered into a new Rule 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 6,250 shares of the Company’s common stock. The plan expires on February 13, 2026, or upon the earlier completion of all authorized transactions under the plan.

These plans were inadvertently omitted from the Company’s prior disclosures due to an administrative oversight. The Company has updated its disclosure controls and procedures to ensure timely reporting of such arrangements going forward.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item 10 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders, which is currently scheduled to be held on May 6, 2026, and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our Executive Officers, their ages and their offices, as of the date of this Annual Report on Form 10-K.

Name	Age	Office
David Reeder	51	President and Chief Executive Officer
Bertrand Loy	60	Executive Chair
Linda LaGorga	57	Senior Vice President and Chief Financial Officer
Sue Rice	67	Senior Vice President, Global Human Resources and Corporate Communications
Joe Colella	44	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Olivier Blachier	52	Senior Vice President, Chief Strategy and Innovation Officer
Clint Haris	53	Senior Vice President and President, Advanced Purity Solutions
Daniel Woodland, Ph.D	55	Senior Vice President and President, Materials Solutions
Michael D. Sauer	60	Vice President, Controller & Chief Accounting Officer
David Reeder became President and Chief Executive Officer of Entegris in August 2025 and has served as a member of our Board of Directors since March 2024. From February 2024 until June 2025, Mr. Reeder served as Chief Financial Officer at Chewy, Inc., a supplier of pet products and services, where he oversaw the company’s financial functions. Prior to that, from August 2020 until February 2024, Mr. Reeder was Chief Financial Officer of GlobalFoundries Inc., a semiconductor manufacturing company, where he oversaw the company’s initial public offering in 2021. From 2017 until 2020, Mr. Reeder served as Chief Executive Officer of Tower Hill Insurance Group, an insurance company. Prior to that, from 2015 to 2017, he worked at Lexmark International Inc., a provider of printing and imaging products, software, solutions and services, including as their President and Chief Executive Officer and as their Chief Financial Officer. Mr. Reeder has also served as Chief Financial Officer of Electronics for Imaging, Inc., a digital printing technology company, and has held executive roles at global high technology companies including Cisco Systems (as CFO of the Enterprise Networking Division), Broadcom Corporation (as Vice President of Asia) and Texas Instruments Incorporated (in both financial and operational roles). Mr. Reeder served on the board of directors of Alphawave IP Group plc from September 2023 until December 2025 and was previously a member of the board of directors of Milacron Holdings Corp from 2017 until November 2019.
Bertrand Loy has been our Executive Chair since August 2025. Prior to that, Mr. Loy served as our Chief Executive Officer, President and a director since November 2012 and Chair of our Board of Directors since 2023. From July 2008 to November 2012, he served as our Executive Vice President and Chief Operating Officer. From August 2005 until July 2008, he served as our Executive Vice President in charge of our IT, global supply chain and manufacturing operations. He served as the Vice President and Chief Financial Officer of Mykrolis, a company spun out of Millipore Corporation, a life science products company, from January 2001 until August 2005. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore Corporation during 1999 and 2000, and previously served in various strategic planning, global supply chain and financial roles with Millipore and Sandoz Pharmaceuticals (now Novartis), a pharmaceutical company. He served on the board of directors of Harvard Bioscience, Inc., a global manufacturer of a broad range of life sciences solutions, from November 2014 until June 2025, and is currently the lead independent director. Since July 2013, Mr. Loy has also been on the board of directors of SEMI, the global industry association representing the electronics manufacturing supply chain, serving as the chairman of the association until December 2022.
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
Sue Rice has been our Senior Vice President of Global Human Resources and Corporate Communications since September 2017. Prior to that, Ms. Rice served as Senior Vice President and Chief Human Resources Officer for Thermo Fisher Scientific, a scientific equipment company, from 2013 to 2017, Region Vice President HR Asia Pacific & Emerging Markets from 2009 to

2013 and Group Vice President, HR Analytical Technologies Group from 2006 to 2009. Prior to that, Ms. Rice held senior human resource positions with Fidelity Human Resources Services Company and Sherbrooke Associates.
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
Olivier Blachier has been our Senior Vice President, Chief Strategy and Innovation Officer since February 2024. From November 2021 until February 2024, he was our Senior Vice President, Business and New Markets Development. In his role, he has been responsible for the Company’s strategic planning, merger and acquisition activities and for the commercialization of emerging businesses. He also oversees Entegris’ advanced innovation and technology function, including Entegris Ventures, its digital innovation strategy and partnerships with leading semiconductor industry stakeholders. Before joining Entegris, Mr. Blachier held various senior leadership positions between 2007 and 2021 at Air Liquide Group, a global leader in gases, technologies and services for the industrial and healthcare sectors. Most recently, he served as President of Air Liquide Far Eastern from September 2018 until June 2021 and APAC Vice President, Hydrogen & Energy Transition, from June 2021 until October 2021. From 1997 to 2007, Mr. Blachier worked for Edwards, Ltd., a global vacuum and abatement process leader and subsidiary of BOC Group, where he held multiple roles in the U.S. and United Kingdom, including leading acquisitions and joint ventures.
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
Michael D. Sauer has been our Vice President, Controller and Chief Accounting Officer since June 2012. Prior to that, he served as the Corporate Controller since 2008. From the time of the merger with Mykrolis in August 2005 until April 2008, Mr. Sauer served as Director of Treasury and Risk Management. Mr. Sauer joined Fluoroware, Inc., a predecessor to the Company, in 1988, holding a variety of finance and accounting positions, including serving as Director of Business Development from 2001 until the merger with Mykrolis.
Item 11. Executive Compensation.
The information required by this Item 11 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 6, 2026, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans:
As of December 31, 2025, our equity compensation plan information is as follows:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (3)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3.2	$89.66	7.8
Equity compensation plans not approved by security holders	—	—	—
Total	3.2	$89.66	7.8

(1)The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.
(2)These shares are available for future issuance under the 2020 Stock Plan in the form of stock options, restricted stock units, performance shares and other stock awards in accordance with the terms of the 2020 Stock Plan.
(3)Includes 2.3 shares remaining available for future issuance under the Company’s Employee Stock Purchase Plan as of December 31, 2025.
The other information required by this Item 12 has been omitted from this report and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 6, 2026, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 has been omitted from this report and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 6, 2026, and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 has been omitted from this report, and is incorporated by reference to our Definitive Proxy Statement for the Entegris, Inc. Annual Meeting of Stockholders to be held on May 6, 2026, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year.

PART IV
Item 15 Exhibits and Financial Statement Schedules.
(a)The following Financial Statements are included herein:

1.Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

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
4.14
Amendment No. 2, dated as of September 11, 2023, among Entegris, Inc., as borrower, the other credit parties party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.
Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2023
4.15
Amendment No. 3, dated as of March 28, 2024, among Entegris, as borrower, the other credit parties party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent
Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024
4.16	Description of Capital Stock	Exhibit 4.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
10.1	CMC Materials, Inc. 2021 Omnibus Incentive Plan*	Exhibit 10.1 to Entegris Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 7, 2022
10.2	Amendment Number 1 to the CMC Materials, Inc. 2021 Omnibus Incentive Plan*	Exhibit 4.3 to Entegris, Inc. Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 7, 2022
10.3	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan*	Exhibit 10.2 to Entegris Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 7, 2022
10.4	Entegris, Inc. – 2010 Stock Plan, as amended*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended July 3, 2010
10.5	Entegris, Inc. 2020 Stock Plan*	Annex 1 to the Entegris, Inc. Schedule 14A proxy statement for its 2020 Annual Meeting of Stockholders (No. 001-32598), as filed with the Securities and Exchange Commission on March 18, 2020

10.6	Entegris, Inc. 2024 Employee Stock Purchase Plan*	Appendix B to the Entegris, Inc. Schedule 14A proxy statement for its 2024 Annual Meeting of Stockholders (No. 001-32598), as filed with the Securities and Exchange Commission on March 18, 2024
10.7	Second Amended and Restated Entegris Incentive Plan*	Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017
10.8	Deferred Compensation Plan for Non-Employee Directors of Entegris, Inc.*	Exhibit 10.33 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024
10.9	Form of Indemnification Agreement between Entegris, Inc. and each of its executive officers and directors*	Exhibit 10.30 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
10.10	Form of Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers*	Exhibit 10.31 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2005
10.11
Form of Revised Executive Change of Control Termination Agreement between Entegris, Inc. and certain of its executive officers executed in 2015 (other than those executive officers who executed the form previously filed)*
Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016
10.12	Entegris, Inc. 2019 Stock Option Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
10.13	Entegris, Inc. 2020 Stock Option Award Agreement (under 2010 Stock Plan)*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended March 28, 2020
10.14	Entegris, Inc. 2021 Stock Option Award Agreement*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020
10.15	Entegris, Inc. 2022 RSU Award Agreement*	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2021
10.16	Entegris, Inc. 2022 Stock Option Award Agreement*	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2021
10.17	Entegris, Inc. 2023 Performance-Based RSU Award Agreement *	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2022
10.18	Entegris, Inc. 2023 RSU Award Agreement *	Exhibit 10.2 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2022
10.19	Entegris, Inc. 2023 Stock Option Award Agreement *	Exhibit 10.3 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2022
10.20	Form of Entegris, Inc. Performance Share Unit Award Agreement (2024+)*	Exhibit 10.34 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024
10.21	Form of Entegris, Inc. Global RSU Award Agreement (2024+)*	Exhibit 10.35 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024
10.22	Form of Entegris, Inc. Stock Option Award Agreement (2024+)*	Exhibit 10.36 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024
10.23	Entegris, Inc. 2025 Performance Share Unit Award Agreement*	Exhibit 10.3 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2025

10.24	Entegris, Inc. 2025 Global RSU Award Agreement*	Exhibit 10.4 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2025
10.25	Entegris, Inc. 2025 Stock Option Award Agreement*	Exhibit 10.5 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2025
10.26	Entegris, Inc. 2025 Director’s RSU Award Agreement*	Exhibit 10.6 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2025
10.27	Executive Employment Agreement, effective November 28, 2012, between Entegris, Inc. and Bertrand Loy*	Exhibit 10.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012
10.28	Amendment No. 1, dated April 26, 2013, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 99.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
10.29	Amendment No. 2, dated February 5, 2020, to Executive Change in Control Termination Agreement, between Entegris, Inc. and Bertrand Loy*	Exhibit 10.4 to Entegris, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2020
10.30	Employment Offer Letter, dated April 8, 2023, between Entegris, Inc. and Linda LaGorga*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended April 1, 2023
10.31	Amended and Restated Supplemental Executive Retirement Plan for Key Salaried Employees of Entegris, Inc.*	Exhibit 10.38 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023
10.32	Offer Letter, dated May 11, 2025, by and between Entegris, Inc. and David Reeder*	Exhibit 10.1 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2025
10.33	Executive Chair Agreement, dated July 30, 2025, by and between Entegris, Inc. and Bertrand Loy*	Exhibit 10.2 to Entegris, Inc. Quarterly Report on Form 10-Q for the period ended June 28, 2025
10.34	Separation Agreement, dated January 19, 2026, by and between Entegris, Inc. and Linda LaGorga*	Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2026
19.1	Insider Trading Policy of Entegris, Inc.	Exhibit 19.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024
97.1	Amended and Restated Entegris, Inc. Clawback Policy	Exhibit 97 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023
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

ENTEGRIS, INC.

Date:Feb 10, 2026	By	/s/ DAVID REEDER
David Reeder
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ DAVID REEDER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2026
David Reeder

/s/ LINDA LAGORGA	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 10, 2026
Linda LaGorga

/s/ MICHAEL D. SAUER	Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	February 10, 2026
Michael D. Sauer

BERTRAND LOY	Executive Chair	February 10, 2026
Bertrand Loy

RODNEY CLARK*	Director	February 10, 2026
Rodney Clark

JAMES F. GENTILCORE*	Director	February 10, 2026
James F. Gentilcore

YVETTE KANOUFF*	Director	February 10, 2026
Yvette Kanouff

JAMES P. LEDERER*	Director	February 10, 2026
James P. Lederer

MARY G. PUMA*	Director	February 10, 2026
Mary G. Puma

AZITA SALEKI-GERHARDT*	Director	February 10, 2026
Azita Saleki-Gerhardt

ENTEGRIS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Entegris, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Entegris, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of goodwill impairment for the MS reporting unit

As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2025 was $3.9 billion, $3.6 billion of which related to the Materials Solutions (MS) reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. To estimate the fair value of the MS reporting unit, the Company utilized a combination of the income and market approaches. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue and apply our fixed and variable cost expense rate to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate the estimated fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we are required to estimate a number of factors, including appropriate market comparable, projected future revenue growth and gross margins, the discount rate reflecting the risk inherent in future cash flows, the terminal growth rate, and projected future economic and market conditions. The market approach is a valuation technique under which we estimate the fair value of a reporting unit using publicly available market multiples for comparable companies.

We identified the evaluation of goodwill impairment for the MS reporting unit as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required to evaluate management’s assumptions used in the estimate of the fair value of the MS reporting unit. Specifically, the assessment encompassed the evaluation of the (1) projected revenue and discount rate under the income approach, and (2) market multiples under the market approach. These assumptions could have a significant effect on the Company’s assessment and the determination of whether an impairment existed.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the MS reporting unit, including controls related to management’s process for assessing the appropriateness of certain assumptions including the projected revenue, discount rate and market multiples assumptions. We evaluated the Company’s projected revenue by comparing it to market data for long-term industry and economic growth expectations from analyst reports in the semiconductor industry. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the (1) discount rate by comparing it to a range of independently developed discount rates, and (2) market multiples by comparing to a market multiple range developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1966.

Minneapolis, Minnesota
February 10, 2026

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$360.4	$329.2
Trade accounts and notes receivable, net	458.7	495.3
Inventories, net	643.2	638.1
Deferred tax charges and refundable income taxes	35.1	39.6
Assets held-for-sale	—	5.5
Other current assets	140.8	108.6
Total current assets	1,638.2	1,616.3
Property, plant and equipment, net	1,636.1	1,622.9
Other assets:
Right-of-use assets - Operating lease	90.2	62.5
Right-of-use assets - Finance lease	18.5	20.9
Goodwill	3,946.7	3,943.6
Intangible assets, net	906.9	1,091.7
Deferred tax assets and other noncurrent tax assets	91.6	12.5
Other noncurrent assets	22.3	24.2
Total assets	$8,350.5	$8,394.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	171.5	193.3
Accrued payroll and related benefits	96.5	114.7
Accrued interest payable	24.3	24.3
Liabilities held-for-sale	—	1.2
Other accrued liabilities	113.9	111.2
Income taxes payable	82.4	80.5
Total current liabilities	488.6	525.2
Long-term debt	3,697.6	3,981.1
Pension benefit obligations and other liabilities	71.5	54.5
Deferred tax liabilities and other noncurrent tax liabilities	40.8	70.2
Long term lease liability - Operating lease	81.6	53.7
Long term lease liability - Finance lease	17.0	18.4
Equity:
Preferred stock, par value $.01; 5.0 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, par value $.01; 400.0 shares authorized; issued and outstanding shares as of December 31, 2025: 152.1 and 151.9, respectively; issued and outstanding shares as of December 31, 2024: 151.3 and 151.1, respectively	1.5	1.5
Treasury stock, common, at cost: 0.2 shares held as of December 31, 2025 and December 31, 2024	(7.1)	(7.1)
Additional paid-in capital	2,472.0	2,385.3
Retained earnings	1,558.4	1,383.9
Accumulated other comprehensive loss	(71.4)	(72.1)
Total equity	3,953.4	3,691.5
Total liabilities and equity	$8,350.5	$8,394.6
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Net sales	$3,196.6	$3,241.2	$3,523.9
Cost of sales	1,776.7	1,754.5	2,026.3
Gross profit	1,419.9	1,486.7	1,497.6
Selling, general and administrative expenses	450.6	446.6	576.2
Engineering, research and development expenses	329.0	316.1	277.3
Amortization of intangible assets	184.4	190.1	214.5
Goodwill impairment	—	—	115.2
Gain on termination of alliance agreement	—	—	(184.8)
Operating income	455.9	533.9	499.2
Interest expense	199.8	215.2	312.4
Interest income	(7.9)	(7.3)	(11.3)
Other expense, net	9.4	4.0	25.4
Income before income tax expense (benefit)	254.6	322.0	172.7
Income tax expense (benefit)	18.0	28.3	(8.4)
Equity in net loss of affiliates	1.0	0.9	0.4
Net income	$235.6	$292.8	$180.7

Basic net income per common share	$1.55	$1.94	$1.21
Diluted net income per common share	$1.55	$1.93	$1.20

Weighted average shares outstanding
Basic	151.7	150.9	149.9
Diluted	152.2	151.8	150.9
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Net income	$235.6	$292.8	$180.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6.4	(15.7)	(12.8)
Pension adjustments	(0.2)	(0.3)	0.4
Interest rate swap - cash flow hedge, net of tax (benefit) expense of $(1.6), $(3.8) and $(5.1) for December 31, 2025, December 31, 2024 and December 31, 2023, respectively.	(5.5)	(13.1)	(17.5)
Other comprehensive income (loss), net of tax	0.7	(29.1)	(29.9)
Comprehensive income	$236.3	$263.7	$150.8
See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2022	149.3	(0.2)	149.1	$1.5	$(7.1)	$2,205.3	$1,031.4	$(49.1)	$(0.1)	$36.1	$3,218.0
Shares issued under stock plans	1.2	—	1.2	—	—	38.7	—	—	—	—	38.7
Share-based compensation expense	—	—	—	—	—	61.4	—	—	—	—	61.4
Dividends declared ($0.40 per share)	—	—	—	—	—	—	(60.3)	—	—	—	(60.3)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(17.5)	(17.5)
Pension adjustment	—	—	—	—	—	—	—	—	0.4	—	0.4
Foreign currency translation	—	—	—	—	—	—	—	(12.8)	—	—	(12.8)
Net income	—	—	—	—	—	—	180.7	—	—	—	180.7
Balance at December 31, 2023	150.5	(0.2)	150.3	1.5	(7.1)	2,305.4	1,151.8	(61.9)	0.3	18.6	3,408.6
Shares issued under stock plans	0.8	—	0.8	—	—	14.0	—	—	—	—	14.0
Share-based compensation expense	—	—	—	—	—	65.9	—	—	—	—	65.9
Dividends declared ($0.40 per share)	—	—	—	—	—	—	(60.7)	—	—	—	(60.7)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(13.1)	(13.1)
Pension adjustment	—	—	—	—	—	—	—	—	(0.3)	—	(0.3)
Foreign currency translation	—	—	—	—	—	—	—	(15.7)	—	—	(15.7)
Net income	—	—	—	—	—	—	292.8	—	—	—	292.8
Balance at December 31, 2024	151.3	(0.2)	151.1	1.5	(7.1)	2,385.3	1,383.9	(77.6)	—	5.5	3,691.5
Shares issued under stock plans	0.8	—	0.8	—	—	17.4	—	—	—	—	17.4
Share-based compensation expense	—	—	—	—	—	69.3	—	—	—	—	69.3
Dividends declared ($0.40 per share)	—	—	—	—	—	—	(61.1)	—	—	—	(61.1)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Pension adjustment	—	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation	—	—	—	—	—	—	—	6.4	—	—	6.4
Net income	—	—	—	—	—	—	235.6	—	—	—	235.6
Balance at December 31, 2025	152.1	(0.2)	151.9	$1.5	$(7.1)	$2,472.0	$1,558.4	$(71.2)	$(0.2)	$—	$3,953.4

See the accompanying notes to consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Operating activities:
Net income	$235.6	$292.8	$180.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	205.3	188.1	172.7
Amortization	184.4	190.1	214.5
Share-based compensation expense	69.3	65.9	61.4
Provision for deferred income taxes	(87.4)	(78.9)	(145.6)
Impairment of goodwill	—	—	115.2
Loss on extinguishment of debt	3.2	13.4	27.9
Loss (gain) from sale of businesses and held-for-sale assets, net	10.9	(4.3)	23.8
Impairment on long-lived assets	11.7	13.0	30.5
Gain on termination of alliance agreement	—	—	(184.8)
Charge for excess and obsolete inventory	38.6	39.9	38.2
Amortization of debt issuance costs and original issuance discounts	13.9	15.0	21.2
Other	17.2	5.6	23.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable and notes receivable	40.3	(49.0)	0.6
Inventories	(43.1)	(76.7)	102.8
Accounts payable and other accrued liabilities	12.0	8.9	(14.6)
Other current assets	(10.3)	(5.4)	(11.9)
Income taxes payable and refundable income taxes	(7.6)	7.9	(10.2)
Other	1.4	5.4	(1.2)
Net cash provided by operating activities	695.4	631.7	644.5
Investing activities:
Acquisition of property and equipment	(299.2)	(315.6)	(456.8)
Proceeds from government incentives	8.2	—	—
(Payment) proceeds from sale of businesses, net	(6.7)	250.8	815.0
Proceeds from termination of alliance agreement	—	—	191.2
Other	(3.1)	(2.3)	3.7
Net cash (used in) provided by investing activities	(300.8)	(67.1)	553.1
Financing activities:
Proceeds from revolving credit facility and short-term debt	567.0	140.0	—
Payments of revolving credit facility and short-term debt	(567.0)	(140.0)	(135.0)
Proceeds from long-term debt	—	224.5	217.4
Payments of long-term debt	(300.0)	(848.3)	(1,338.7)
Payments for debt issuance costs	—	—	(3.5)
Payments for dividends	(60.8)	(60.6)	(60.2)
Issuance of common stock from employee stock plans	6.7	14.0	35.9
Taxes paid related to net share settlement of equity awards	(10.8)	(16.9)	(12.1)
Other	(2.0)	(1.6)	(1.4)
Net cash used in financing activities	(366.9)	(688.9)	(1,297.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.5	(3.4)	(6.5)
Increase (decrease) in cash, cash equivalents and restricted cash	31.2	(127.7)	(106.5)
Cash, cash equivalents and restricted cash at beginning of year	329.2	456.9	563.4
Cash, cash equivalents and restricted cash at end of year	$360.4	$329.2	$456.9

See the accompanying notes to consolidated financial statements

ENTEGRIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Supplemental Cash Flow Information

(In millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Non-cash transactions:
Share issuance in exchange for extinguishment of Employee Stock Purchase Plan liability	21.5	16.9	14.9
Deferred acquisition and divestiture payments, net	—	—	5.5
Equipment purchases in accounts payable	24.1	57.6	20.6
Dividends payable	1.0	0.8	0.7
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	$185.4	$199.2	$287.8
Income taxes paid, net of refunds received	113.0	103.8	138.9
See the accompanying notes to consolidated financial statements

ENTEGRIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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
Inventories Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method. The Company records a charge to cost of sales for excess and obsolete inventory to reduce the carrying value of inventories to net realizable value.
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
Property, Plant and Equipment Property, plant and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the period incurred. Maintenance and repairs are expensed as incurred, while significant additions and improvements are capitalized. Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable based on estimated future undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the net book value and the estimated fair value of the asset(s).
In January 2026, we completed an assessment of the useful lives of our property, plant and equipment and adjusted the estimated useful lives of certain property, plant and equipment to more closely reflect the expected economic lives of these assets. These adjustments followed an analysis of our actual usage of assets, including the technological and physical obsolescence of these assets, our ability to continue to use equipment, historical usage trends, and anticipated capital plans and technology roadmaps, as well as industry trends and practices. Based on this analysis, we determined that the increase in useful lives was warranted and consistent with the Company’s historical and anticipated use of these assets. The updated estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 5 to 35 years increased to 5 to 40 years; manufacturing equipment, 5 to 10 years increased 5 to 14 years; canister and cylinder, 3 to 12 years increased to 3 to 19 years; molds, 3 to 5 years increased to 3 to 9 years and lab equipment, 3 to 8 years increased to 3 to 9 years.

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
In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the carrying amount of the Company’s reporting unit exceeds its fair value including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the carrying value of the reporting unit exceeds its fair value. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative assessment. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment assessment. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.
The quantitative impairment test requires us to estimate the fair value of a reporting unit, which is based on a combination of the income and market approaches. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue and apply our fixed and variable cost expense rate to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate the estimated fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we are required to estimate a number of factors, including appropriate market comparable, projected future revenue growth and gross margins, the discount rate reflecting the risk inherent in future cash flows, the terminal growth rate, and projected future economic and market conditions. The market approach is a valuation technique under which we estimate the fair value of a reporting unit using publicly available market multiples for comparable companies.
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
Government Grants The Company entered into certain incentive arrangements with the state of Colorado and U.S. Department of Commerce. We account for funds we receive from government grants by either reducing the costs of the assets (if the grant relates to capital expenditures) or expenses which could be Cost of goods sold, Selling, general and administrative, and Research and development expenses in the consolidated statements of income. We recognize the incentives when there is reasonable assurance that we will comply with all conditions specified in the incentive arrangement and the incentive will be received.
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
Recent Accounting Pronouncements Adopted

During the year ended December 31, 2025, the Company adopted Accounting Standards Update (ASU) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company applied the guidance prospectively by providing the revised disclosures for the year ended December 31, 2025 and by providing the pre-ASU disclosures for the prior periods. These changes did not impact the Company’s consolidated financial results but provide additional information for users of the financial statements. See Note 16 to the consolidated financial statements for further details.
Recent Accounting Pronouncements Yet to be Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in this ASU are effective for our annual reporting periods beginning in fiscal year 2027 and interim reporting periods beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.
The Company currently has no other material recent accounting pronouncements yet to be adopted.
2. REVENUES
The following table provides information about disaggregated net sales by customer category for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Semiconductor:
Fabs	$1,973.0	$1,965.6	$1,920.0
Equipment and Engineering	469.4	493.5	566.8
Chemical and Materials	320.1	327.5	355.2
Semi Distributor/Other	272.5	262.6	326.9
Non-Semi	161.6	192.0	355.0
Total net sales	$3,196.6	$3,241.2	$3,523.9
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in other accrued liabilities balance in the consolidated balance sheet.

(In millions)	2025	2024
Balance at beginning of year	$41.7	$69.1
Revenue recognized that was included in the contract liability balance at the beginning of the period	(36.6)	(65.1)
Increases due to cash received, excluding amounts recognized as revenue during the period	44.8	37.7
Balance at end of year	$49.9	$41.7

3. GOODWILL AND LONG-LIVED ASSET IMPAIRMENT
During 2023, the Company was exploring market interest in sales of two of our businesses, Electronic Chemicals (“EC”) and a small, industrial specialty chemicals business, both within our Materials Solutions (“MS”) segment. As a result, the Company had triggering events and evaluated goodwill and long-lived assets for impairment.

Goodwill
In 2023, the Company compared the reporting units’ fair value to the carrying amounts, including goodwill. As the reporting units’ carrying amount, including goodwill exceeded fair value, the Company recorded goodwill impairment charges of $115.2 million in 2023. The impairment is classified as goodwill impairment in the Company’s consolidated statement of operations. The goodwill impairment is not deductible for tax purposes. The fair value of the reporting unit was determined using a market and income-based approach. We consider this a Level 3 measurement in the fair value hierarchy. There was no goodwill impairment charge recorded during 2024 or 2025.

Long-lived assets, including finite-lived intangible assets
The Company compared the estimated undiscounted future cash flows generated by the asset groups to the carrying amount of the asset groups for the reporting units and determined that the undiscounted cash flows were expected to exceed the carrying value on a held and used basis for the EC business but did not for the small, industrial specialty chemical business. As a result, the Company recorded an impairment of $30.5 million in 2023 and $13.0 million in 2024 related to the industrial specialty chemical business. The impairment is classified as selling, general and administrative expenses in the Company’s consolidated statements of operations. The fair value of the reporting unit was determined using a market-based approach. We consider this a Level 3 measurement in the fair value hierarchy. The small, industrial specialty chemical business was sold during the fourth fiscal quarter of 2025; see Note 4 for further discussion.

During 2025, the Company recorded an impairment charges of $11.7 million related to long-lived assets as a result of restructuring initiatives that took place during the year. See Note 15 for further discussion.

4. DIVESTITURE

Divestiture - Other

During the fourth quarter of 2025, the Company completed the sale of its small, industrial specialty chemicals business that reports within the MS segment and was presented as Held for Sale as of December 31, 2024 and 2023. We incurred $6.7 million of costs associated with the disposition of the business. As a result of the disposition, we recorded a loss of $10.9 million, which included direct costs to sell the business. We presented the net loss in Selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2025.

The disposition of the business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.
5. TRADE ACCOUNTS AND NOTES RECEIVABLE
Trade accounts and notes receivable from customers at December 31, 2025 and 2024 consist of the following:

(In millions)	2025	2024
Trade accounts receivable	$462.5	$497.3
Notes receivable	1.0	1.1
Total trade accounts and notes receivable	463.5	498.4
Less allowance for credit losses	4.8	3.1
Trade accounts and notes receivable, net	$458.7	$495.3

6. INVENTORIES
Inventories at December 31, 2025 and 2024 consist of the following:

(In millions)	2025	2024
Raw materials	$240.0	$231.0
Work-in-process	55.4	59.6
Finished goods (1)	347.8	347.5
Inventories, net	$643.2	$638.1
(1) Includes consignment inventories held by customers of $25.1 million and $24.0 million at December 31, 2025 and 2024, respectively.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2025 and 2024 consists of the following:

(In millions)	2025	2024	Estimated useful lives in years
Land	$79.9	$47.2
Buildings and improvements	1,041.0	849.8	5-35
Manufacturing equipment	877.5	799.6	5-10
Canisters and cylinders	218.5	204.0	3-12
Molds	90.4	85.4	3-5
Office furniture and lab equipment	372.1	338.2	3-8
Construction in progress	175.9	356.1
Total property, plant and equipment	2,855.3	2,680.3
Less accumulated depreciation	1,219.2	1,057.4
Property, plant and equipment, net	$1,636.1	$1,622.9

The table below sets forth the depreciation expense for the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Depreciation expense	$205.3	$188.1	$172.7

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments, Materials Solutions (“MS”) and Advanced Purity Solutions (“APS”), for the years ended December 31, 2025 and 2024 is shown below:

(In millions)	MS	APS	Total
December 31, 2023	$3,631.4	$314.5	$3,945.9
Foreign currency translation	(0.1)	(2.2)	(2.3)
December 31, 2024	$3,631.3	$312.3	$3,943.6
Foreign currency translation	—	3.1	3.1
December 31, 2025	$3,631.3	$315.4	$3,946.7
Identifiable intangible assets at December 31, 2025 and 2024 consist of the following:

2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	$1,264.5	$747.3	$517.2	7.2
Trademarks and trade names	172.1	59.7	112.4	14.0
Customer relationships	630.8	354.5	276.3	14.0
Other	25.5	24.5	1.0	5.1
	$2,092.9	$1,186.0	$906.9	9.8

2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value	Weighted average life in years
Developed technology	$1,256.7	$601.7	$655.0	7.2
Trademarks and trade names	172.0	48.8	123.2	14.0
Customer relationships	630.5	326.5	304.0	14.0
In-process research and development (1)	6.6	—	6.6
Other	25.5	22.6	2.9	5.1
	$2,091.3	$999.6	$1,091.7	9.7
(1) Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we determine the useful life and begin amortizing the assets. All in-process research and development assets that were open as of December 31, 2024 were completed and reclassified to developed technology and began amortizing in 2025.
The table below sets forth the amortization expense for finite-lived intangible assets for the years ended December 31, 2025, 2024, and 2023:

(In millions)	2025	2024	2023
Amortization expense	$184.4	$190.1	$214.5
The amortization expense for each of the five succeeding years and thereafter relating to finite-lived intangible assets currently recorded in the Company’s consolidated balance sheets is estimated to be the following at December 31, 2025:

(In millions)	2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expense	$183.6	179.9	177.4	111.7	39.4	214.9	$906.9

9. DEBT
The Company’s debt at December 31, 2025 and 2024 consists of the following:

(In millions)	2025	2024
Senior secured term loan due 2029 at 4.88% (1)	$450.0	$750.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	$3,745.0	$4,045.0
Unamortized discount and debt issuance costs	(47.4)	(63.9)
Total long-term debt, net	$3,697.6	$3,981.1
Annual maturities of long-term debt, excluding unamortized discount and issuance costs, due as of December 31, 2025 are as follows:

(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt obligation maturities*	—	—	400.0	2,450	895	—	$3,745.0

* Senior secured term loans B subject to Excess Cash Flow payments to the lenders.
(1) Our senior secured term loan due 2029 bears interest rate at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%.

(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an appliable margin of 0.75%. The Revolving Facility has commitments of $575.0 million. There were no borrowing outstanding under the Revolving Facility as of December 31, 2025 and December 31, 2024.
During the year ended December 31, 2025, the Company has repaid $300.0 million of the outstanding borrowings under the senior secured term loan. In connection with these repayments, the Company incurred a pre-tax loss on extinguishment of debt of $3.2 million for the year ended December 31, 2025, which is included in Other expense, net on the consolidated statements of operations.
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
Level 3 No Level 3 financial instruments
The following table presents financial instruments that we measure at fair value on a recurring basis. See Note 9 to our consolidated financial statements for a discussion of our debt. In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified it based on the lowest level input that is significant to the determination of the fair value.

	Fair Value Measurements at Reporting Date Using
(In thousands)	Level 1		Level 2		Level 3		Total
Assets:	2025	2024	2025	2024	2025	2024	2025	2024
Cash and cash equivalents	$360.4	$329.2	$—	$—	$—	$—	$360.4	$329.2
Derivative financial instruments - interest rate swap - cash flow hedge	—	—	—	7.1	—	—	—	7.1
Total Assets	$360.4	$329.2	$—	$7.1	$—	$—	$360.4	$336.3
Other Fair Value Disclosures
The fair value of our debt is considered Level 2. The estimated fair value and carrying value of our debt as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$3,697.6	$3,738.0	$3,981.1	$3,909.3
11. DERIVATIVE INSTRUMENTS
The Company is exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments.
Cash Flow Hedges - Interest Rate Swap Contract
In July 2022, the Company entered into a floating-to-fixed swap agreement on its variable rate debt under the Term Loan Facility. The interest rate swap was designated specifically to the Term Loan Facility, was highly effective and qualified as a cash flow hedge. The notional amount was scheduled to decrease quarterly and expired on December 30, 2025. As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged. The effective portion is recorded as a component of Accumulated other comprehensive loss and will be reflected in earnings during the period the hedged transaction effects earnings, while the ineffective portion is recorded as a component of Interest expense.
Foreign Currency Contracts Not Designated as Hedges
The Company may enter into foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting. The Company recognizes the change in fair value of its foreign currency forward contracts in the consolidated statement of operations.
The notional amounts of our derivative instruments are as follows:

(In thousands)
Derivatives designated as hedging instruments:	December 31, 2025	December 31, 2024
Interest rate swap contract - cash flow hedge	$—	$750.0
The fair values of our derivative instruments included in the consolidated balance sheets are as follows:

(In thousands)
Consolidated Balance Sheet Location	Derivative Assets
Derivatives designated as hedging instruments: Interest rate swap contract - cash flow hedge	December 31, 2025	December 31, 2024
Other current assets	$—	$7.1
The following table summarizes the effects of our derivative instruments on our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	Consolidated Statements of Operations Location	Gain recognized in Consolidated Statements of Income
Derivatives designated as hedging instruments:		2025	2024	2023
Interest rate swap contract - cash flow hedge	Interest expense	$(7.9)	$(27.0)	$(37.2)

Derivatives not designated as hedging instruments:		2025	2024	2023
Foreign exchange contracts	Other expense, net	$—	$—	$(0.4)
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023:

	Loss recognized in Accumulated other comprehensive loss
(In thousands)	2025	2024	2023
Derivatives designated as hedging instruments:
Interest rate swap contract - cash flow hedge	$(5.5)	$(13.1)	$(17.4)

12. OTHER EXPENSE, NET
The table below sets forth the Other expense, net for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Infineum termination fee, net	$—	$—	$(10.9)
Patent infringement settlement gain, net	—	(20.0)	—
Loss on foreign currency remeasurement	7.1	7.7	5.7
Loss on extinguishment of debt and modification	3.2	14.3	29.9
Other, net	(0.9)	2.0	0.7
Other expense, net	$9.4	$4.0	$25.4

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
13. LEASES
As of December 31, 2025, the Company was obligated under operating and finance lease agreements for certain office space and manufacturing facilities, manufacturing equipment, vehicles, information technology equipment and warehouse space. Our leases have remaining lease terms of 1 year to 29 years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the leases within 1 year.
As of December 31, 2025 and 2024, the Company’s operating and financing lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheets as follows, together with certain supplemental balance sheet information:

(In thousands)	Classification	2025	2024
Assets
Right-of-use assets:
Operating lease	Right-of-use assets	90.2	62.5
Finance lease	Right-of-use assets	18.5	20.9
Total right-of-use assets		$108.7	$83.4
Liabilities
Short-term lease liability:
Operating lease	Other accrued liabilities	13.8	13.8
Finance lease	Other accrued liabilities	2.0	1.9
Total short-term lease liability		$15.8	$15.7
Long-term lease liability:
Operating leases	Long-term lease liability	81.6	53.7
Finance leases	Long-term lease liability	17.0	18.4
Total long-term lease liability		$98.6	$72.1
Total lease liabilities		$114.4	$87.8
Lease Term and Discount Rate
Weighted average remaining lease term (years) - Operating leases		9.9	7.8
Weighted average remaining lease term (years) - Finance leases		12.9	13.4
Weighted average discount rate - Operating leases		5.2%	4.5%
Weighted average discount rate - Finance leases		5.2%	5.1%

Expense for leases less than 12 months for the year ended December 31, 2025, 2024 and 2023 were not material. The components of lease expense for the year ended December 31, 2025, 2024 and 2023 are as follows:

(In thousands)	2025	2024	2023
Operating lease cost	$18.5	$17.9	$18.1
Finance lease cost:
Amortization of ROU assets	2.7	2.2	1.8
Interest on lease liabilities	1.0	1.1	0.8

The Company combines the amortization of the right-of-use assets and the change in the operating lease liability in the same line item in the Statement of Cash Flows. Other information related to the Company’s operating leases for the year ended December 31, 2025, 2024 and 2023 are as follows:

(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows - Operating leases	$18.4	$18.9	$18.5
Cash flows - Finance leases	2.4	2.7	2.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$46.0	$22.3	$6.2
Finance leases	1.8	1.5	8.8
Future minimum lease payments for noncancellable leases as of December 31, 2025, were as follows:

(In thousands)	Operating leases	Finance leases
One year	$18.9	$2.7
Two years	17.5	2.7
Three years	13.2	2.7
Four years	9.5	2.0
Five years	7.4	1.9
Beyond five years	58.8	14.0
Total minimum lease payments	$125.3	$26.0
Less: Interest	(29.9)	7.0
Present value of lease liabilities	$95.4	$19.0

14. ASSET RETIREMENT OBLIGATIONS
The Company has asset retirement obligations (“AROs”) related to environmental disposal obligations associated with certain restoration obligations associated with certain of its leased facilities, and cylinders used to supply customers with gas products.
Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2025 and 2024 are shown below:

(In millions)	2025	2024
Balance at beginning of year	$22.4	$21.7
Liabilities settled	(0.3)	(0.6)
Liabilities incurred	3.0	2.3
Accretion expense	—	0.2
Revision of estimate	7.4	(1.2)
Balance at end of year	$32.5	$22.4
ARO liabilities expected to be settled within twelve months are included in the consolidated balance sheets in Other accrued liabilities, while all other ARO liabilities are included in Pension benefit obligations and other liabilities in the consolidated balance sheets.

15. RESTRUCTURING COSTS

During 2025, the Company initiated certain business restructuring activities aimed at improving operational efficiency and aligning resources with strategic priorities. These activities resulted in restructuring charges of $29.7 million for the year ended December 31, 2025, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning its customer facing organization, which occurred in the fourth quarter of 2024, and (ii) commencing in the second quarter of 2025, workforce reductions, contract termination costs and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives. These restructuring activities are deemed to be discrete initiatives that are different from the Company’s ongoing productivity improvements.

The charges related to these restructuring activities were recognized in the consolidated statements of operations for the year ended December 31, 2025 as follows:

	2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Contract exit costs	Total
Cost of sales	$4.3	$—	$—	$4.3
Selling, general and administrative	6.1	11.7	4.0	21.8
Engineering, research and development	3.6	—	—	3.6
Total	$14.0	$11.7	$4.0	$29.7

Restructuring charges by reportable segment as well as unallocated corporate level charges for the year ended December 31, 2025 as follows:

	2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Contract exit costs	Total
MS	$4.7	$—	$—	$4.7
APS	8.3	11.7	4.0	24.0
Unallocated corporate	1.0	—	—	1.0
Total	$14.0	$11.7	$4.0	$29.7
16. INCOME TAXES
Income before income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 was derived from the following sources:

(In millions)	2025	2024	2023
Domestic	$(286.0)	$(239.8)	$(457.9)
Foreign	540.6	561.8	630.6
Income before income tax expense (benefit)	$254.6	$322.0	$172.7
Income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

(In millions)	2025	2024	2023
Current:
Federal	$1.7	$14.8	$10.8
State	1.0	0.9	1.3
Foreign	102.7	91.5	125.1
	$105.4	$107.2	$137.2
Deferred (net of valuation allowance):
Federal	$(79.1)	$(74.0)	$(135.4)
State	(3.6)	(3.2)	(5.8)
Foreign	(4.7)	(1.7)	(4.4)
	$(87.4)	$(78.9)	$(145.6)
Income tax expense (benefit)	$18.0	$28.3	$(8.4)

Income tax expense differs from the expected amounts based upon the statutory federal tax rates for the year ended December 31, 2025 as follows:

(In millions)	2025
U.S Federal Statutory Tax Rate	$53.5	21.0%
State income taxes before valuation allowance, net of federal tax effect (A)	(3.6)	(1.4)%
Effect of foreign source income:
Japan
Statutory tax rate difference between Japan and United States	6.2	2.4%
Other	(2.0)	(0.8)%
Taiwan
Withholding tax	4.4	1.7%
Foreign tax credit	(4.2)	(1.6)%
Other	0.1	0.1%
Singapore
Statutory tax rate difference between Singapore and United States	(42.4)	(16.6)%
Non-deductible expenses	17.1	6.7%
Withholding tax	5.0	2.0%
Foreign tax credit	(22.4)	(8.8)%
Other	(0.4)	(0.2)%
Other foreign jurisdictions	6.6	2.6%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	10.9	4.3%
Foreign derived intangible income	(4.8)	(1.9)%
Subpart F income inclusions	2.9	1.1%
Other	0.8	0.3%
Tax Credits
Research & development tax credits	(17.3)	(6.8)%
Changes in Valuation Allowances	—	—%
Nontaxable or Nondeductible Items
Share-based payment awards	6.9	2.7%
Executive compensation	2.5	1.0%
Other	1.6	0.6%
Changes in Unrecognized Tax Benefits	(3.8)	(1.5)%
Other Adjustments
Legal entity divestiture activity	—	—%
Other Items	0.4	0.2%
Effective Tax Rate	$18.0	7.1%
(A) State taxes in California, Illinois and Oregon made up the majority (greater than 50%) of the tax effects in this category.
Income tax expense (benefit) differs from the expected amounts based upon the statutory federal tax rates for the years ended December 31, 2024 and 2023 as follows:

(In millions)	2024	2023
Expected federal income tax at statutory rate	$66.7	$36.3
State income taxes before valuation allowance, net of federal tax effect	(6.2)	(9.4)
Effect of foreign source income	(25.7)	(18.4)
Tax contingencies	(2.3)	11.0
Valuation allowance	11.5	9.0
U.S. federal research credit	(14.3)	(18.7)
Equity compensation	5.4	7.4
Foreign derived intangible income	(7.9)	(5.1)
Legal entity divestiture activity	1.0	(20.3)
Other items, net	0.1	(0.2)
Income tax expense (benefit)	$28.3	$(8.4)
The Company has made employment and spending commitments to Singapore. In return for those commitments, the Company was granted a partial tax holiday for eight years starting in 2013. During 2017, this agreement was extended to 2027 in exchange for revised employment and spending commitments. The income tax benefits attributable to the tax status are $26.1 million ($0.17 per diluted share), $27.7 million ($0.18 per diluted share) and $19.7 million ($0.13 per diluted share) for the years ending December 31, 2025, 2024 and 2023, respectively. The 2025, 2024 and 2023 effective tax rates include additional benefits of $16.1 million, $17.1 million and $12.1 million because the corporate tax rate in Singapore is lower than the U.S. rate.
At December 31, 2025, there were approximately $393.2 million of accumulated undistributed earnings of subsidiaries outside of the United States, all of which are considered to be indefinitely reinvested. Management estimates that approximately $26.1 million of withholding taxes would be incurred if these undistributed earnings were distributed.
The significant components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

(In millions)	2025	2024
Deferred tax assets attributable to:
Accounts receivable	$0.5	$1.3
Inventory	12.7	11.9
Accruals not currently deductible for tax purposes	14.1	12.0
Net operating loss and credit carryforwards	108.5	69.5
Capital loss carryforward	7.5	7.5
Equity compensation	10.6	10.7
Interest expense limitations	52.2	51.4
Capitalization of engineering, research and development expenses	156.8	134.4
Other, net	8.2	6.3
Gross deferred tax assets	$371.1	$305.0
Valuation allowance	(79.1)	(71.8)
Net deferred tax assets	$292.0	$233.2
Deferred tax liabilities attributable to:
Purchased intangible assets	$(184.2)	$(215.9)
Depreciation and amortization	(18.7)	(24.9)
Total deferred tax liabilities	$(202.9)	$(240.8)
Net deferred tax assets (liabilities)	$89.1	$(7.6)
Deferred tax assets are generally required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
As of December 31, 2025 and 2024, the Company had net U.S. deferred tax assets of $117.5 million and deferred tax assets of $20.1 million, respectively, which are composed of temporary differences and various tax credit carryforwards. The Company had state operating loss and credit carryforwards of approximately $30.5 million, which begin to expire in 2026. Management believes that it is more likely than not that the benefit from certain state net operating loss carryforwards, state credit carryforwards, capital loss carryforwards and certain federal foreign tax credit carryforwards will not be realized. In recognition of this risk, management has provided valuation allowances of $40.8 million and $36.5 million as of December 31, 2025 and 2024, respectively, on the related deferred tax assets. If the assumptions change and management determines the assets will be realized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2025 will be recognized as a reduction of income tax expense.
As of December 31, 2025 and 2024, the Company had net non-U.S. deferred tax assets of $50.7 million and $44.2 million, respectively, for which management determined based upon the available evidence a valuation allowance of $38.3 million and $35.3 million as of December 31, 2025 and 2024, respectively, was required against the non-U.S. gross deferred tax assets. For other non-U.S. jurisdictions, management relies upon projections of future taxable income to utilize deferred tax assets.
At December 31, 2025, the Company had foreign operating loss carryforwards of $69.7 million, which begin to expire in 2026.
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
Reconciliations of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 are as follows:

(In millions)	2025	2024
Gross unrecognized tax benefits at beginning of year	$44.3	$67.7
Increase in tax positions from prior years	0.1	0.3
Decrease in tax positions from prior years	(5.6)	(4.8)
Increases in tax positions for current year	7.2	5.5
Settlement of tax positions for current year	(0.7)	(21.6)
Lapse in statute of limitations	(11.6)	(2.8)
Gross unrecognized tax benefits at end of year	$33.7	$44.3
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $28.4 million at December 31, 2025.
Penalties and interest paid or received are recorded in other expense, net in the consolidated statements of operations. As of December 31, 2025 and 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.1 million and $6.0 million, respectively. Expenses of $1.0 million, $3.0 million and $2.5 million were recognized as interest and penalties in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The statutes of limitations related to both the consolidated federal income tax return and state returns are closed for all years up to and including 2021 and 2021, respectively. With respect to foreign jurisdictions, the statute of limitations varies from country to country, with the earliest open year for the Company’s major foreign subsidiaries being 2019.
The significant components of the Company’s income taxes paid (net of refunds) at December 31, 2025 are as follows:

(In millions)	2025
Federal	$0.1
State	(0.1)
Foreign	113.0
Total	$113.0

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net refunds) in the following jurisdictions:

(In millions)	2025
Japan	$19.7
Korea	6.2
Singapore	58.4
Taiwan	20.3
Pillar 2
The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries have already enacted, or are expected to enact, legislation to implement the 15% minimum tax rate. There was no material impact in 2025 and we will continue to evaluate the future potential impact on our consolidated financial statements and related disclosures.
One Big Beautiful Bill Act (the “Act”)
The Act was enacted on July 4, 2025. In accordance with ASC 740-10, the Company accounted for the effects of the new tax legislation in the quarter ended September 27, 2025, which is the quarter of enactment. The key provisions of the Act impacting the Company’s financial statements include the modification of interest expense limitations under IRC Section 163(j) and revisions to foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI). Certain provisions of the Act are effective for tax years beginning after December 31, 2025, and therefore did not affect the current year financial results. The Company will continue to evaluate the impact of the Act on its future tax positions.
17. EQUITY
Dividends
Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s board of directors. The Company’s board of directors declared quarterly cash dividends of $0.10 per share during 2025, which totaled $61.1 million. The Company’s board of directors declared quarterly cash dividends of $0.10 per share during 2024, which totaled $60.7 million. The Company’s board of directors declared quarterly cash dividends of $0.10 per share during 2023, which totaled $60.3 million.
On January 14, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on February 18, 2026 to shareholders of record as of January 28, 2026.
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
For all plans, exclusive of the employee stock purchase plan, the Company had shares available for future grants of 8.7 million, 9.7 million, and 10.2 million shares at December 31, 2025, 2024 and 2023, respectively.
Stock Options

Stock option activity for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	2025		2024		2023
(Shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	1.2	$84.51	1.3	$71.83	1.8	$62.59
Granted	0.3	83.70	0.2	140.62	0.2	81.79
Exercised	(0.2)	42.57	(0.3)	52.19	(0.7)	51.04
Options outstanding, end of year	1.3	$89.66	1.2	$84.51	1.3	$71.83
Options exercisable, end of year	0.8	$84.92	0.8	$71.76	0.9	$63.08
Options outstanding under the Company’s stock plans at December 31, 2025 are summarized as follows:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted average exercise price
$0.00 to $70.30	0.3	1.9 years	$56.73	0.3	$56.73
$70.31 to $80.71	0.3	4.8 years	79.57	0.2	79.61
$80.72 to $98.11	0.4	4.5 years	90.93	0.2	96.01
$98.12 to $140.62	0.3	4.1 years	134.68	0.1	131.44
	1.3	4.0 years	$89.66	0.8	$84.92
The weighted average remaining contractual term for options outstanding and options exercisable for all plans at December 31, 2025 was 4.0 years and 2.9 years, respectively.
Under the stock plans, the total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $7.1 million and $23.2 million, respectively. The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the Company’s closing stock price of $84.25 at December 31, 2025, which theoretically could have been received by the option holders had all option holders exercised their options as of that date, was $8.9 million and $8.0 million for options outstanding and options exercisable, respectively.
Share-based payment awards in the form of stock option awards for 0.3 million, 0.2 million and 0.2 million shares were granted to employees during the years ended December 31, 2025, 2024 and 2023, respectively. Compensation expense is based on the grant date fair value. The awards vest annually over a period of four years and have a contractual term of 7 years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of reasonableness of the original estimates of fair value made by the Company.
The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31, 2025, 2024 and 2023:

Employee stock options:	2025	2024	2023
Volatility	47.0%	47.6%	46.5%
Risk-free interest rate	3.9%	4.4%	3.7%
Dividend yield	0.5%	0.3%	0.5%
Expected life (years)	4.7	4.6	4.7
Weighted average fair value per option	$35.70	$61.94	$34.40
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
Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows employees to elect, at six-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of the Company’s common stock at a discount of 15% from the fair market value on the first day or last day of each six-month period. The Company treats the ESPP as a compensatory plan. At December 31, 2025, 2.3 million shares remained available for issuance under the ESPP. Employees purchased 0.3 million, 0.2 million and 0.2 million shares, at a weighted-average price of $69.24, $89.59, and $68.87 during the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted Stock Units
Restricted stock units are awards of common stock made under the Stock Plans that are subject to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock units is determined using the market price on the grant date. Compensation expense for restricted stock units is generally recognized using the straight-line single-option method. A summary of the Company’s restricted stock unit activity for the years ended December 31, 2025, 2024 and 2023 is presented in the following table:

	2025		2024		2023
(Shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested, beginning of year	1.1	$111.81	1.0	$89.08	0.9	$90.37
Granted	0.7	85.11	0.5	138.44	0.6	80.45
Vested	(0.4)	108.75	(0.3)	86.92	(0.4)	78.17
Forfeited	(0.1)	104.55	(0.1)	101.31	(0.1)	89.23
Unvested, end of year	1.3	98.40	1.1	111.81	1.0	89.08

During the years ended December 31, 2025, 2024 and 2023, the Company awarded performance-based restricted stock units for up to 0.3 million, 0.1 million and 0.2 million shares of common stock, respectively, to be issued upon the achievement of performance conditions under the Company’s stock plans to certain officers. Compensation expense is based on the grant date fair value. The awards vest on the third anniversary of the award date if the performance conditions have been satisfied. The Company estimates the fair value of the performance shares using a Monte Carlo simulation process.
As of December 31, 2025, the total compensation cost related to unvested stock options, performance-based restricted stock units and restricted stock unit awards not yet recognized was $8.2 million, $7.2 million and $70.4 million, respectively, and is expected to be recognized over the next 2.7 years on a weighted-average basis.
Modification
During the year ended December 31, 2023, the Company modified restricted share units, options, and performance-based restricted share units granted prior to the 2022 fiscal year for certain employees to accelerate the unvested awards upon their respective retirements from the Company. The Company accounted for this as a modification of awards and recognized incremental compensation cost of $0.7 million for the year ended December 31, 2023. The incremental compensation cost was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and was recognized on the date of the modification for the vested awards.

There were no material modifications to employee awards during the years ended December 31, 2025 and 2024.
Valuation and Expense Information
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values on the date of grant. Compensation expense is recognized using the straight-line attribution method to recognize share-based compensation over the service period of the award, with adjustments recorded for forfeitures as they occur. Awards issued to employees who are retirement eligible or nearing retirement eligibility are expensed on an accelerated basis. The following table summarizes the allocation of share-based compensation expense related to employee stock options, restricted stock awards, performance-based restricted stock awards and grants under the employee stock purchase plan for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Cost of sales	$12.7	$11.1	$8.9
Engineering, research and development expenses	10.6	10.5	8.0
Selling, general and administrative expenses	46.0	44.3	44.5
Share-based compensation expense	$69.3	$65.9	$61.4
Tax benefit	13.6	13.0	12.5
Share-based compensation expense, net of tax	$55.7	$52.9	$48.9
18. BENEFIT PLANS
401(k) Plan
The Company maintains 401(k) defined contribution plans covering employees in the U.S. The related expense totaled $24.0 million, $24.6 million and $25.4 million in the fiscal years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company matched employees’ contributions to a maximum of 6% of the employee’s eligible wages. The Company’s Singapore, Japan and South Korea subsidiaries also make contributions to retirement plans that function as defined contribution retirement plans, however these costs are immaterial.
Defined Benefit Plans
The employees of the Company’s subsidiaries in Japan, Taiwan, France and Germany are covered in defined benefit pension plans. On January 1, 2025, the Company converted 50% of its CMC Japan defined pension plans to defined contribution plans and amended the remaining 50% to be frozen. The resulting conversion and amendment to the plans reduced the benefit obligation by $2.8 million in the year ended December 31, 2025. The Company uses a December 31 measurement date for its pension plans. A summary of these combined plans are:

(In thousands)	2025	2024
Projected benefit obligation	$9.0	$11.6
Fair value of plan assets	1.4	1.5
Plan assets less benefit obligation - net amount recognized	(7.6)	(10.1)
Accumulated benefit obligation	8.2	9.0
Cash Flows
Benefits for the combined plans were $0.2 million, $0.6 million and $1.0 million in fiscal years 2025, 2024 and 2023, respectively, consisting primarily of service costs. Net service costs are included in Cost of sales and Operating expenses, and all other costs are recorded in Other expense, net in our Consolidated Statements of Operations. The Company expects to make the following benefit payments:

(In thousands)	Payments
2026	$0.3
2027	0.3
2028	0.3
2029	0.6
2030	0.3
Years 2031-2035	2.8

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

(In thousands)	2025	2024	2023
Basic—weighted average common shares outstanding	151.7	150.9	149.9
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	0.5	0.9	1.0
Diluted—weighted average common shares and common shares equivalent outstanding	152.2	151.8	150.9
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Shares excluded from calculations of diluted EPS	0.9	0.5	0.7

20. SEGMENT INFORMATION
Our business is organized and operated in two operating segments as discussed below. These segments share common business systems and processes, technology centers and technology roadmaps. With our complementary capabilities, we believe we are uniquely positioned to create new, co-optimized and increasingly integrated solutions for our customers, which should translate into improved device performance, lower cost of ownership and faster time to market.

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

Summarized financial information for the Company’s reportable segments is shown in the following tables for the years ended December 31, 2025, 2024 and 2023:

	2025
(In thousands)	MS	APS	Inter-segment	Total
Net sales	$1,406.7	$1,799.1	$(9.2)	$3,196.6
Cost of sales	790.8	995.1	(9.2)	1,776.7
Operating expenses	339.3	377.6	—	716.9
Segment profit	$276.6	$426.4	$—	$703.0

	2024
(In thousands)	MS	APS	Inter-segment	Total
Net sales	$1,400.1	$1,850.2	$(9.1)	$3,241.2
Cost of sales	769.2	994.4	(9.1)	1,754.5
Operating expenses	344.7	359.7	—	704.4
Segment profit	$286.2	$496.1	$—	$782.3

	2023
(In thousands)	MS	APS	Inter-segment	Total
Net sales	$1,689.5	$1,846.6	$(12.2)	$3,523.9
Cost of sales	1,060.6	977.9	(12.2)	2,026.3
Operating expenses	332.5	337.3	—	669.8
Segment profit	$296.4	$531.4	$—	$827.8

The following table reconciles total segment profit to income before income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Total segment profit	$703.0	$782.3	$827.8
Less:
Amortization of intangibles	184.4	190.1	214.5
Unallocated general and administrative expenses	62.7	58.3	114.1
Operating income	$455.9	$533.9	499.2
Interest expense	199.8	215.2	312.4
Interest income	(7.9)	(7.3)	(11.3)
Other expense, net	9.4	4.0	25.4
Income before income tax expense (benefit)	$254.6	$322.0	$172.7

The following tables summarize depreciation for the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Depreciation:
MS	$89.8	$90.2	$95.4
APS	115.5	97.9	77.3
Total depreciation	$205.3	$188.1	$172.7

In the following tables, revenue is disaggregated by country or region based on the ship to location of the customer for the years ended December 31, 2025, 2024 and 2023:

	2025
(In thousands)	MS	APS	Inter-segment	Total
North America	$270.3	$300.4	$(9.2)	$561.5
Taiwan	279.1	456.8	—	735.9
China	268.1	389.6	—	657.7
South Korea	205.1	223.4	—	428.5
Japan	139.8	177.8	—	317.6
Europe	100.7	138.7	—	239.4
Southeast Asia	143.6	112.4	—	256.0
	$1,406.7	$1,799.1	$(9.2)	$3,196.6

	2024
(In thousands)	MS	APS	Inter-segment	Total
North America	$316.0	$364.7	$(9.1)	$671.6
Taiwan	238.8	423.9	—	662.7
China	257.0	414.2	—	671.2
South Korea	202.6	216.2	—	418.8
Japan	128.5	180.9	—	309.4
Europe	115.8	159.7	—	275.5
Southeast Asia	141.4	90.6	—	232.0
	$1,400.1	$1,850.2	$(9.1)	$3,241.2

	2023
(In thousands)	MS	APS	Inter-segment	Total
North America	$540.4	$363.0	$(12.2)	$891.2
Taiwan	232.0	358.7	—	590.7
China	197.0	369.9	—	566.9
South Korea	218.2	225.0	—	443.2
Japan	105.0	262.3	—	367.3
Europe	229.4	173.0	—	402.4
Southeast Asia	167.5	94.7	—	262.2
	$1,689.5	$1,846.6	$(12.2)	$3,523.9
The following table summarizes property, plant and equipment, net, attributed to significant country or region for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Property, plant and equipment, net:
North America	$864.7	$876.8	$747.8
Taiwan	446.8	434.6	412.3
South Korea	134.3	117.7	101.1
Japan	116.7	114.8	118.9
Malaysia	41.9	44.3	50.2
China	27.8	30.4	32.9
Other	3.9	4.3	4.8
	$1,636.1	$1,622.9	$1,468.0

The Company reported net sales of 10 percent or more for one customer in the amount of $526.8 million, $508.0 million and $382.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, all of which include sales from both of the Company’s segments.

21. GOVERNMENT INCENTIVES

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
The grant is subject to certain conditions, including compliance with applicable federal regulations, progress milestones, and reporting requirements as set forth by the U.S. Department of Commerce. The Company is also required to meet specific performance and employment targets to maintain eligibility for the funding. As of December 31, 2025, the Company has received $8.2 million in disbursements with a corresponding reduction to carrying amounts of the qualifying manufacturing assets included in property, plant and equipment on the Consolidated Balance Sheet.

There are no material penalties or contingencies that would significantly affect the Company’s financial position, except as described above.
The CHIPS Act provides an investment tax credit for certain investments in U.S. semiconductor manufacturing. As of December 31, 2025, in connection with the CHIPS Act, the Company recorded a $31.0 million reduction to the carrying amounts of the qualifying manufacturing assets included in property, plant and equipment on the Consolidated Balance Sheet.

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