Form 10-Q
period 2026-03-28
ENTEGRIS INC
filed 2026-04-30
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, there were 152.5 million shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED March 28, 2026

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

These risks and uncertainties include, but are not limited to, fluctuations in the demand for semiconductors and the overall volume of semiconductor manufacturing; the impact of global economic uncertainty, including financial market volatility, which may result in lower consumer spending, inflationary pressures, a higher interest rate environment, an economic recession, and bank instability; supply chain interruptions and the Company’s dependence on sole, single, and limited source suppliers and related raw material shortages and cost increases; operational, political, legal and other risks associated with the Company’s international operations, including challenges in hiring and integrating workers in different countries, maintaining appropriate business practices across the varied jurisdictions in which we operate, and engaging and managing global, regional and local third-party service providers and risks related to geopolitical uncertainty and regional and global instabilities and hostilities, including, but not limited to, the ongoing conflicts between Ukraine and Russia, and conflicts in the Middle East, as well as the global responses thereto; export controls, economic sanctions, and similar restrictions; the concentration and consolidation of the Company’s customer base; the Company’s ability to meet rapid demand shifts; the Company’s ability to continue technological innovation and to introduce new products to meet customers’ rapidly changing requirements; manufacturing and other operational disruptions or delays; IT system failures, network disruptions, and cybersecurity risks; tariffs, additional taxes and other protectionist measures resulting from international trade disputes, strained international relations and changes in foreign and national security policy; the risks associated with the use and manufacture of hazardous materials; goodwill impairment; challenges in attracting and retaining qualified personnel; the Company’s ability to protect and enforce intellectual property rights; artificial intelligence; the Company’s environmental, social, and governance commitments; legal and regulatory risks, including changes in laws and regulations related to the environment, health and safety, accounting standards, and corporate governance, across the jurisdictions in which the Company operates; changes in taxation or adverse tax rulings; the ability to obtain government incentives and the possibility that competitors will benefit from government incentives for which the Company does not qualify; the amount and consequences of the Company’s indebtedness, the Company’s ability to repay its debt and to obtain future financing, and the Company’s obligations under its current outstanding credit facilities; volatility in the Company’s stock price; the payment of cash dividends and the adoption of future share repurchase programs; the Company’s ability to effectively implement any organizational changes; substantial competition; the Company’s ability to identify, complete and integrate acquisitions, joint ventures, divestitures or other similar transactions; the impacts of climate change; and other matters. These risks and uncertainties also include, but are not limited to, the risk factors and additional information described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2026, including under the heading “Risk Factors” in Item 1A, and in the Company’s other periodic filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	March 28, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$442.7	$360.4
Trade accounts receivable, net of allowance for credit losses of $4.5 and $4.8	529.5	458.7
Inventories, net	644.4	643.2
Deferred tax charges and refundable income taxes	29.0	35.1
Other current assets	140.4	140.8
Total current assets	1,786.0	1,638.2
Property, plant and equipment, net of accumulated depreciation of $1,240.0 and $1,219.2	1,636.6	1,636.1
Right-of-use assets - Operating lease	98.6	90.2
Right-of-use assets - Finance lease	17.9	18.5
Goodwill	3,947.6	3,946.7
Intangible assets, net of accumulated amortization of $1,232.4 and $1,186.0	860.7	906.9
Deferred tax assets and other noncurrent tax assets	110.0	91.6
Other noncurrent assets	17.7	22.3
Total assets	$8,475.1	$8,350.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$209.0	$171.5
Accrued payroll and related benefits	79.5	96.5
Accrued interest payable	64.9	24.3
Other accrued liabilities	111.5	113.9
Income taxes payable	90.7	82.4
Total current liabilities	555.6	488.6
Long-term debt, net of unamortized discount and debt issuance costs of $43.8 and $47.4	3,651.2	3,697.6
Pension benefit obligations and other liabilities	71.3	71.5
Deferred tax liabilities and other noncurrent tax liabilities	41.5	40.8
Long-term lease liability - Operating lease	89.7	81.6
Long-term lease liability - Finance lease	16.6	17.0
Equity:
Preferred stock, par value $0.01; 5.0 shares authorized; none issued and outstanding as of March 28, 2026 and December 31, 2025	—	—
Common stock, par value $0.01; 400.0 shares authorized; issued and outstanding shares as of March 28, 2026: 152.5 and 152.3, respectively; issued and outstanding shares as of December 31, 2025: 152.1 and 151.9, respectively	1.5	1.5
Treasury stock, at cost: 0.2 shares held as of March 28, 2026 and December 31, 2025	(7.1)	(7.1)
Additional paid-in capital	2,492.6	2,472.0
Retained earnings	1,635.2	1,558.4
Accumulated other comprehensive loss	(73.0)	(71.4)
Total equity	4,049.2	3,953.4
Total liabilities and equity	$8,475.1	$8,350.5
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
(In millions, except per share data)	March 28, 2026	March 29, 2025
Net sales	$811.9	$773.2
Cost of sales	431.1	416.7
Gross profit	380.8	356.5
Selling, general and administrative expenses	117.6	103.3
Engineering, research and development expenses	75.3	84.8
Amortization of intangible assets	46.3	46.1
Operating income	141.6	122.3
Interest expense	48.9	51.0
Interest income	(1.9)	(1.4)
Other expense, net	1.4	1.3
Income before income tax expense	93.2	71.4
Income tax expense	1.0	8.2
Equity in net loss of affiliates	0.2	0.3
Net income	$92.0	$62.9

Basic earnings per common share	$0.60	$0.42
Diluted earnings per common share	$0.60	$0.41

Weighted average shares outstanding:
Basic	152.3	151.4
Diluted	153.2	152.0

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Net income	$92.0	$62.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1.6)	5.4
Defined benefit pension adjustments	—	(0.1)
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $0.0 and $0.6 for the three months ended March 28, 2026 and March 29, 2025, respectively	—	(1.9)
Other comprehensive (loss) income, net of tax	(1.6)	3.4
Comprehensive income	$90.4	$66.3

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2024	151.3	(0.2)	151.1	$1.5	$(7.1)	$2,385.3	$1,383.9	$(77.6)	$—	$5.5	$3,691.5
Shares issued under stock plans	0.2	—	0.2	—	—	(6.6)	—	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	—	13.4	—	—	—	—	13.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	62.9	—	—	—	62.9
Balance at March 29, 2025	151.5	(0.2)	151.3	$1.5	$(7.1)	$2,392.1	$1,431.6	$(72.2)	$(0.1)	$3.6	$3,749.4

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2025	152.1	(0.2)	151.9	$1.5	$(7.1)	$2,472.0	$1,558.4	$(71.2)	$(0.2)	$—	$3,953.4
Shares issued under stock plans	0.4	—	0.4	—	—	3.9	—	—	—	—	3.9
Share-based compensation expense	—	—	—	—	—	16.7	—	—	—	—	16.7
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Foreign currency translation	—	—	—	—	—	—	—	(1.6)	—	—	(1.6)
Net income	—	—	—	—	—	—	92.0	—	—	—	92.0
Balance at March 28, 2026	152.5	(0.2)	152.3	$1.5	$(7.1)	$2,492.6	$1,635.2	$(72.8)	$(0.2)	$—	$4,049.2

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Operating activities:
Net income	$92.0	$62.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.1	49.9
Amortization	46.3	46.1
Share-based compensation expense	16.7	13.4
Provision for deferred income taxes	(18.5)	(16.2)
Loss on extinguishment of debt	0.5	—
Charge for excess and obsolete inventory	13.9	11.8
Amortization of debt issuance costs and original issuance discounts	3.3	3.5
Other	2.5	3.9
Changes in operating assets and liabilities:
Trade accounts receivable	(72.1)	(1.5)
Inventories	(15.3)	(45.2)
Accounts payable and accrued liabilities	63.8	9.6
Other current assets	(3.3)	(3.6)
Income taxes payable and refundable income taxes	14.4	5.6
Other	4.7	0.2
Net cash provided by operating activities	183.0	140.4
Investing activities:
Acquisition of property, plant and equipment	(41.5)	(108.0)
Proceeds from government incentives	2.0	—
Other	1.1	(0.3)
Net cash used in investing activities	(38.4)	(108.3)
Financing activities:
Proceeds from revolving credit facility	65.0	180.0
Payments of revolving credit facility	(65.0)	(180.0)
Payments of long-term debt	(50.0)	—
Payments for dividends	(15.4)	(15.4)
Proceeds from issuance of common stock	14.3	1.4
Taxes paid related to net share settlement of equity awards	(10.1)	(8.0)
Other	(0.4)	(0.4)
Net cash used in financing activities	(61.6)	(22.4)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	2.0
Increase in cash and cash equivalents	82.3	11.7
Cash and cash equivalents at beginning of period	360.4	329.2
Cash and cash equivalents at end of period	$442.7	$340.9

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Non-cash transactions:
Equipment purchases in accounts payable	$18.6	$27.2
Dividend payable	0.8	0.6
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	4.6	—
Income taxes paid, net of refunds received	2.1	19.2
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of March 28, 2026 and December 31, 2025, the results of operations and comprehensive income for the three months ended March 28, 2026 and March 29, 2025, the equity statements as of and for the three months ended March 28, 2026 and March 29, 2025, and cash flows for the three months ended March 28, 2026 and March 29, 2025.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 28, 2026 are not necessarily indicative of the results to be expected for the full year.
The unit captions to certain tables in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 referenced amounts in thousands. Such amounts are in millions, consistent with the Company's narrative presentation of its financial results elsewhere in that report. The underlying amounts are unchanged, and no revision to any reported balance, result, or cash flow is necessary. Prior-period amounts presented herein are shown in millions.
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
In January 2026, we completed an assessment of the useful lives of our property, plant and equipment and adjusted the estimated useful lives of certain property, plant and equipment to more closely reflect the expected economic lives of these assets. These adjustments followed an analysis of our actual usage of assets, including the technological and physical obsolescence of these assets, our ability to continue to use equipment, historical usage trends, and anticipated capital plans and technology roadmaps, as well as industry trends and practices. Based on this analysis, we determined that the increase in useful lives was warranted and consistent with the Company’s historical and anticipated use of these assets. The updated estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 5 to 35 years increased to 12 to 40 years; manufacturing equipment, 5 to 10 years increased to 14 years; canisters and cylinders, 3 to 12 years increased to 3 to 19 years; molds, 3 to 5 years increased to 9 years and lab equipment, 3 to 8 years increased to 9 years. The effect of this change in estimate on assets in service as of December 31, 2025 during the three months ended March 28, 2026 was a reduction in depreciation expense of $19.0 million and a benefit to net income of approximately $8.0 million, or $0.05 per basic and diluted share.
Recently Adopted Accounting Pronouncements The Company currently has no material recently adopted accounting pronouncements.

Recently Issued Accounting Pronouncements In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. Prospective or retrospective application of the amendments in this ASU is permitted. The updated standard is effective for our annual reporting periods beginning in fiscal year 2027 and interim reporting periods beginning in the first quarter of fiscal year 2028, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.
2. REVENUES
The following table provides information about disaggregated net sales by customer category:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Semiconductor:
Fabs	$493.2	$473.1
Equipment and Engineering	136.2	112.9
Chemical and Materials	85.8	78.1
Semi Distributor and Other	50.1	70.0
Non-Semi	46.6	39.1
Total net sales	$811.9	$773.2
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in Other accrued liabilities in the condensed consolidated balance sheets.

(In millions)	March 28, 2026	March 29, 2025
Balance at beginning of period	$49.9	$41.7
Revenue recognized that was included in the contract liability balance at the beginning of the period	(26.4)	(29.0)
Increases due to cash received, excluding amounts recognized as revenue during the period	10.9	26.0
Balance at end of period	$34.4	$38.7
3. INVENTORIES
Inventories consisted of the following:

(In millions)	March 28, 2026	December 31, 2025
Raw materials	$241.3	$240.0
Work-in-process	70.6	55.4
Finished goods (1)	332.5	347.8
Total inventories, net	$644.4	$643.2
(1) Includes consignment inventories held by customers of $30.3 million and $25.1 million at March 28, 2026 and December 31, 2025, respectively.

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments, Materials Solutions (“MS”) and Advanced Purity Solutions (“APS”), was as follows at March 28, 2026 and December 31, 2025:

(In millions)	MS	APS	Total
December 31, 2025	$3,631.3	$315.4	$3,946.7
Foreign currency translation	—	0.9	0.9
March 28, 2026	$3,631.3	$316.3	$3,947.6
Identifiable intangible assets at March 28, 2026 and December 31, 2025 consisted of the following:

	March 28, 2026
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,264.6	$783.9	$480.7
Trademarks and trade names	172.1	62.4	109.7
Customer relationships	630.9	361.5	269.4
Other	25.5	24.6	0.9
	$2,093.1	$1,232.4	$860.7

	December 31, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,264.5	$747.3	$517.2
Trademarks and trade names	172.1	59.7	112.4
Customer relationships	630.8	354.5	276.3
Other	25.5	24.5	1.0
	$2,092.9	$1,186.0	$906.9
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at March 28, 2026:

(In millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expense	$137.5	$179.8	$177.4	$111.6	$39.3	$215.1	$860.7

5. DEBT
The Company’s debt as of March 28, 2026 and December 31, 2025 consisted of the following:

(In millions)	March 28, 2026	December 31, 2025
Senior secured term loans B due 2029 at 5.43% (1)	$400.0	$450.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	3,695.0	3,745.0
Less: Unamortized discount and debt issuance costs	(43.8)	(47.4)
Total debt, net	3,651.2	3,697.6
Less: Current portion of long-term debt	—	—
Total long-term debt, net	$3,651.2	$3,697.6
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of March 28, 2026 were as follows:

(In millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt obligation maturities*	$—	$—	$400.0	$2,400.0	$895.0	$—	$3,695.0
* Senior secured term loans B subject to Excess Cash Flow payments to the lenders.
(1) Our senior secured term loan due 2029 bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million as of March 28, 2026. There were no borrowings outstanding under the Revolving Facility as of March 28, 2026 and December 31, 2025.
During the three months ended March 28, 2026, the Company repaid a total of $50.0 million of the outstanding borrowings under the term loans B. In connection with these repayments, the Company incurred a pre-tax loss on extinguishment of debt of $0.5 million for the three months ended March 28, 2026, which is included in Other expense, net in the condensed consolidated statements of operations.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company is required to record certain assets and liabilities at fair value. The valuation methods used for determining the fair value of these financial instruments by hierarchy are as follows:
Level 1 Cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.
Level 2 No Level 2 financial instruments.
Level 3 No Level 3 financial instruments.

The following table presents financial instruments, other than debt, that we measure at fair value on a recurring basis. See Note 5 to our condensed consolidated financial statements for a discussion of our debt. In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified it based on the lowest level input that is significant to the determination of the fair value.

	Fair Value Measurements at Reporting Date Using
(In millions)	Level 1		Level 2		Level 3		Total
Assets:	March 28, 2026	December 31, 2025	March 28, 2026	December 31, 2025	March 28, 2026	December 31, 2025	March 28, 2026	December 31, 2025
Cash and cash equivalents	$442.7	$360.4	$—	$—	$—	$—	$442.7	$360.4
Total	$442.7	$360.4	$—	$—	$—	$—	$442.7	$360.4
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of March 28, 2026 and December 31, 2025 were as follows:

	March 28, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$3,651.2	$3,619.1	$3,697.6	$3,738.0
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

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Basic—weighted average common shares outstanding	152.3	151.4
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	0.9	0.6
Diluted—weighted average common shares and common shares equivalent outstanding	153.2	152.0
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 28, 2026 and March 29, 2025:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Shares excluded from calculations of diluted EPS	0.3	0.6
8. OTHER EXPENSE, NET
Other expense (income), net for the three months ended March 28, 2026 and March 29, 2025 consisted of the following:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Loss on foreign currency transactions	$0.8	$2.1
Loss on extinguishment of debt	0.5	—
Other expense (income)	0.1	(0.8)
Other expense, net	$1.4	$1.3

9. SEGMENT INFORMATION
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
Summarized financial information for the Company’s reportable segments is shown in the following tables for the three months ended March 28, 2026 and March 29, 2025:

	Three months ended
	March 28, 2026
(In millions)	MS	APS	Inter-segment	Total
Net sales	$351.1	$463.6	$(2.8)	$811.9
Cost of sales	194.2	239.7	(2.8)	431.1
Operating expenses	81.0	90.3	—	171.3
Segment profit	$75.9	$133.6	$—	$209.5

	Three months ended
	March 29, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$341.4	$433.9	$(2.1)	$773.2
Cost of sales	183.4	235.4	(2.1)	416.7
Operating expenses	83.0	90.4	—	173.4
Segment profit	$75.0	$108.1	$—	$183.1

The following table reconciles total segment profit to income before income tax expense for the three months ended March 28, 2026 and March 29, 2025:

(In millions)	March 28, 2026	March 29, 2025
Total segment profit	$209.5	183.1
Less:
Amortization of intangible assets	46.3	46.1
Unallocated general and administrative expenses	21.6	14.7
Operating income	141.6	122.3
Interest expense	48.9	51.0
Interest income	(1.9)	(1.4)
Other (income) expense, net	1.4	1.3
Income before income tax expense	$93.2	$71.4
The following tables summarize depreciation and capital expenditures for the Company’s reportable segments for the three months ended March 28, 2026 and March 29, 2025:

(In millions)	March 28, 2026	March 29, 2025
Depreciation:
MS	$14.2	$22.4
APS	19.9	27.5
Total depreciation	$34.1	$49.9

In the following tables, net sales are disaggregated by customers’ country or region based on the ship to location of the customer for the three months ended March 28, 2026 and March 29, 2025, respectively.

	Three months ended March 28, 2026
(In millions)	MS	APS	Inter-segment	Total
North America	$59.2	$78.1	$(2.8)	$134.5
Taiwan	73.5	134.4	—	207.9
China	61.9	85.4	—	147.3
South Korea	53.9	56.1	—	110.0
Japan	40.0	49.6	—	89.6
Europe	26.4	28.0	—	54.4
Southeast Asia	36.2	32.0	—	68.2
	$351.1	$463.6	$(2.8)	$811.9

	Three months ended March 29, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$66.2	$84.9	$(2.1)	$149.0
Taiwan	62.0	113.7	—	175.7
China	71.4	82.0	—	153.4
South Korea	49.5	52.5	—	102.0
Japan	31.9	38.3	—	70.2
Europe	24.8	37.2	—	62.0
Southeast Asia	35.6	25.3	—	60.9
	$341.4	$433.9	$(2.1)	$773.2

10. RESTRUCTURING COSTS

During 2025 and 2026, the Company initiated certain business restructuring activities aimed at improving operational efficiency and aligning resources with strategic priorities. These activities resulted in restructuring charges of $4.1 million and $2.4 million for the three months ended March 28, 2026 and March 29, 2025, respectively, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer-facing organization, which occurred in the fourth quarter of 2024, and (ii) commencing in the second quarter of 2025, workforce reductions and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives. These restructuring activities are deemed to be discrete initiatives that are different from the Company’s ongoing productivity improvements.

The charges related to these restructuring activities were recognized in the condensed consolidated statements of operations for the three months ended March 28, 2026 and March 2029, 2025 and were as follows:

	Three months ended March 28, 2026	Three months ended March 29, 2025
(In millions)	Employee Termination Benefits	Employee Termination Benefits
Cost of sales	$0.3	$0.2
Selling, general and administrative	0.7	1.6
Engineering, research and development	3.1	0.6
Total	$4.1	$2.4

Restructuring charges by reportable segment as well as unallocated corporate level charges for the three months ended March 28, 2026 and March 29, 2025 were as follows:

	Three months ended March 28, 2026	Three months ended March 29, 2025
(In millions)	Employee Termination Benefits	Employee Termination Benefits
MS	$1.2	$0.1
APS	1.5	2.3
Unallocated corporate	1.4	—
Total	$4.1	$2.4
11. SUBSEQUENT EVENTS
Dividend
On April 15, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on May 20, 2026, to shareholders of record on the close of business on April 29, 2026.

Revolving facility

On April 29, 2026. the Company amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $750.0 million, up from $575.0 million, and to extend the maturity to April 29, 2031 from July 6, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operation should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A “Risk Factors” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) as well as our other U.S. Securities and Exchange Commission (“SEC”) filings for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report. The Company assumes no obligation to publicly release the results of any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

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

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on a Saturday. The Company’s fiscal quarters in 2026 end on March 28, 2026, June 27, 2026, September 26, 2026 and December 31, 2026.
Global Trade Environment

Recent and continuing developments in U.S. and foreign trade policy have heightened global trade tensions and created significant uncertainty in macroeconomic and geopolitical environments, particularly with respect to China. Beginning in 2025, the U.S. government imposed tariffs and other trade measures affecting products and materials imported into the U.S., prompting protectionist and retaliatory actions by other countries. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Although a refund process for previously collected IEEPA duties is underway, the timing and scope of recoverable amounts remain uncertain and, even assuming recoverability, such retained amounts would not be material to the Company. Following the ruling, the Administration imposed new tariffs under other statutory authorities and has initiated investigations that may lead to additional tariffs under Section 301 of the Trade Act of 1974 covering a broad range of products and trading partners, including countries in which we operate. If new tariffs are imposed by the U.S., other countries, including countries into which we sell, may once again impose protectionist and retaliatory measures. The U.S. tariff framework remains subject to ongoing litigation, legislative action, and further executive action, any of which could materially alter the tariff rates applicable to our products and supply chain.

Because of the global nature of our business, these trade developments have exposed, and may continue to expose, our business and operations to various risks, particularly supply chain-related risks. The imposition of tariffs and other trade measures (i) has increased, and may continue to increase, our sourcing and manufacturing costs, (ii) has required, and may continue to require, us to adjust our supply chain and find alternative suppliers, and (iii) may result in manufacturing and delivery delays. In addition, foreign governments may apply rules of origin or other trade measures that treat products we manufacture outside the United States as U.S.-origin goods, potentially subjecting those products to retaliatory tariffs or other restrictions that increase costs for our customers and reduce demand for our products in those markets. As a result, we may face a reduction in the demand for, and in the competitiveness of, our products, including from increased local or domestically sourced competition, harm to our relationships with our customers, and decreased profitability. These risks may be exacerbated by the overall macroeconomic uncertainty stemming from current trade tensions which may slow economic growth and negatively impact the demand for products containing semiconductors, thereby decreasing the demand for our products.

Our strategy has been, and will continue to be, to build a resilient supply chain and a global manufacturing footprint near our customers. While this strategy should mitigate the financial and operational impact of these trade policies, we expect that our business will be impacted, particularly in the near term, when elevated tariffs are imposed on our products. We are also currently evaluating our options with respect to IEEPA tariff refunds. Given the dynamic nature of this situation, the direct and indirect impact to our customers and our business is difficult to quantify; however, we will continue to closely monitor this evolving situation, further leverage our global footprint and regional supply chain, and explore additional options to mitigate trade-related risks.

Impact of Conflicts in the Middle East

The military conflict in the Middle East between the U.S., Israel, Iran and other countries has caused uncertainty and volatility in the global markets, including, but not limited to, disruptions to shipping routes, oil and natural gas shortages, energy price fluctuations and availability of certain raw materials used in the production of our products. Revenue relating to products manufactured from raw materials or components sourced from or through this region does not constitute a material portion of our business and historically, we have not derived significant revenue from the region; however, as part of our commitment to the uninterrupted supply and uncompromised quality of our products, we have proactively implemented mitigation measures to manage the situation, including securing additional materials and building inventory, evaluating and activating established business continuity plans, and implementing prioritization measures in order to ensure operational stability. We will continue to closely monitor the situation and evaluate (and, as necessary, implement) additional mitigation measures.

Recent Events

In January 2026, we completed an assessment of the useful lives of our property, plant and equipment and adjusted the estimated useful lives of certain property, plant and equipment to more closely reflect the expected economic lives of these assets. These adjustments followed an analysis of our actual usage of assets, including the technological and physical obsolescence of these assets, our ability to continue to use equipment, historical usage trends, and anticipated capital plans and technology roadmaps, as well as industry trends and practices. Based on this analysis, we determined that the increase in useful lives was warranted and consistent with the Company’s historical and anticipated use of these assets. The updated estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 5 to 35 years increased to 12 to 40 years; manufacturing equipment, 5 to 10 years increased to 14 years; canisters and cylinders 3 to 12 years increased to 3 to 19 years; molds 3 to 5 years increased to 9 years and lab equipment, 3 to 8 years increased to 9 years.

This change in accounting estimate is effective beginning in fiscal year 2026 and is applied prospectively to the assets on our balance sheet as of December 31, 2025 and to future asset purchases. Based on the carrying amount of the assets included in property, plant and equipment, net in our condensed consolidated balance sheet as of December 31, 2025, we expect total depreciation expense in 2026 to be reduced by approximately $73.0 million recognized primarily in cost of revenues and R&D expenses. For additional information, see Note 1 to the condensed consolidated financial statements for further discussion of the change.

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
The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Part II, Item 7 “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” of our Annual Report. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates, except for the change in the estimated useful lives of certain property, plant and equipment. See Note 1 to the condensed consolidated financial statements for further discussion of the change.

Three Months Ended March 28, 2026 Compared to Three Months Ended March 29, 2025
The following table compares operating results for the three months ended March 28, 2026 and March 29, 2025, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(Dollars in millions)	March 28, 2026		March 29, 2025
Net sales	$811.9	100.0%	$773.2	100.0%
Cost of sales	431.1	53.1	416.7	53.9
Gross profit	380.8	46.9	356.5	46.1
Selling, general and administrative expenses	117.6	14.5	103.3	13.4
Engineering, research and development expenses	75.3	9.3	84.8	11.0
Amortization of intangible assets	46.3	5.7	46.1	6.0
Operating income	141.6	17.4	122.3	15.8
Interest expense	48.9	6.0	51.0	6.6
Interest income	(1.9)	(0.2)	(1.4)	(0.2)
Other expense, net	1.4	0.2	1.3	0.2
Income before income tax expense	93.2	11.5	71.4	9.2
Income tax expense	1.0	0.1	8.2	1.1
Equity in net loss of affiliates	0.2	—	0.3	—
Net income	$92.0	11.3%	$62.9	8.1%
Net sales For the three months ended March 28, 2026, net sales increased by 5.0% to $811.9 million, compared to $773.2 million for the three months ended March 29, 2025. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the three months ended March 29, 2025	$773.2
Increase primarily associated with volume	37.5
Increase associated with effect of foreign currency translation	1.2
Net sales in the three months ended March 28, 2026	$811.9
As described in the table above, the increase in net sales was primarily attributable to a $37.5 million increase in sales primarily due to increased sales from both of our reporting segments and an increase of $1.2 million of sales attributable to favorable foreign currency translations compared to the fiscal quarter ended March 29, 2025.
On a geographic basis, sales percentage by customers’ country or region for the three months ended March 28, 2026 and March 29, 2025 and the percentage increase (decrease) in sales for the three months ended March 28, 2026 compared to the sales for the three months ended March 29, 2025 were as follows:

	Three months ended
	March 28, 2026	March 29, 2025	Percentage increase (decrease) in sales
North America	17%	19%	(10%)
Taiwan	26%	23%	18%
China	18%	20%	(4%)
South Korea	14%	13%	8%
Japan	11%	9%	28%
Europe	7%	8%	(12%)
Southeast Asia	8%	8%	12%
The decrease in sales to customers in North America primarily relates to decreased demand for our MS and APS products. The increase in sales to customers in Taiwan primarily relates to increased demand for our MS and APS products. The decrease in sales to customers in China primarily relates to decreased demand for our MS products, partially offset by increased demand of our APS products. The increase in sales to customers in South Korea primarily relates to increased demand of our MS and APS products. The increase in sales to customers in Japan primarily relates to increased demand for our MS and APS products. The decrease in sales to customers in Europe primarily relates to decreased demand for our APS products, partially offset by increased demand for our MS products. The increase in sales to customers in Southeast Asia primarily relates to increased demand of our APS products.
Gross margin The following table sets forth gross margin (gross profit as a percentage of net sales):

	Three months ended
	March 28, 2026	March 29, 2025	Percentage point change
Gross margin:	46.9%	46.1%	0.8
Gross margin increased by 0.8 percentage points for the three months ended March 28, 2026, compared to the same period in the prior year. Gross margin increased primarily as a result of increased production volumes across our manufacturing facilities and a decrease in depreciation expense due to the change in useful lives of certain of our property, plant and equipment. See Note 1 to the condensed consolidated financial statements for further discussion of the change.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $117.6 million in the three months ended March 28, 2026, compared to $103.3 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the fiscal quarter ended March 29, 2025	$103.3
Employee costs	8.9
Professional fees	0.9
Other increases, net	4.5
Selling, general and administrative expenses in the fiscal quarter ended March 28, 2026	$117.6
Engineering, research and development expenses The Company’s ER&D efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $75.3 million in the three months ended March 28, 2026 compared to $84.8 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the fiscal quarter ended March 29, 2025	$84.8
Project related expenses	(7.9)
Depreciation expense	(2.6)
Other increases, net	1.0
Engineering, research and development expenses in the fiscal quarter ended March 28, 2026	$75.3

Amortization of intangible assets Amortization of intangible assets was $46.3 million in the three months ended March 28, 2026, compared to $46.1 million for the three months ended March 29, 2025.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs and original issuance discounts associated with such borrowings. Interest expense was $48.9 million in the three months ended March 28, 2026, compared to $51.0 million in the three months ended March 29, 2025. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other expense, net Other expense, net was $1.4 million in the three months ended March 28, 2026 and consisted mainly of foreign currency transaction losses of $0.8 million and a loss on extinguishment of debt of $0.5 million. Other expense, net was $1.3 million in the three months ended March 29, 2025 and consisted mainly of foreign currency transaction losses of $2.1 million.
Income tax expense Income tax expense was $1.0 million in the three months ended March 28, 2026, compared to income tax expense of $8.2 million in the three months ended March 29, 2025. The Company’s effective income tax rate was 1.1% for the three months ended March 28, 2026, compared to 11.5% for the three months ended March 29, 2025. The effective tax rate for the fiscal quarter ended March 28, 2026 was lower primarily due to changes enacted with the One Big Beautiful Bill Act, the release of unrecognized tax benefits resulting from guidance issued by the IRS in the quarter and a change in income mix.

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

One Big Beautiful Bill Act
The One Big Beautiful Bill Act (the “Act”) was enacted on July 4, 2025. In accordance with ASC 740-10, the Company accounted for the effects of the Act in the quarter ended September 27, 2025, which was the quarter of enactment. The key provisions of the Act impacting the Company’s financial statements include the modification of interest expense limitations under Section 163(j) and revisions to foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI).

Certain provisions of the Act are effective for tax years beginning after December 31, 2025, and therefore affect the current quarter’s financial results. The Company continues to evaluate the impact of the Act on the Company’s future tax positions.
Net income Due to the factors noted above, the Company recorded net income of $92.0 million, or $0.60 per diluted share, in the three months ended March 28, 2026, compared to net income of $62.9 million, or $0.41 per diluted share, in the three months ended March 29, 2025.
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

The following table compares non-GAAP financial measures for the three months ended March 28, 2026 and March 29, 2025, both in dollars and as a percentage of net sales, for each caption.

	Three months ended
(In millions)	March 28, 2026	March 29, 2025	Percent Change
Adjusted Operating Income	$192.0	$170.8	12%
Adjusted Operating Margin - as a % of net sales	23.6%	22.1%

Adjusted EBITDA	$226.1	$220.7	2%
Adjusted EBITDA - as a % of net sales	27.8%	28.5%

Non-GAAP EPS	$0.86	$0.67	28%
The increase in Adjusted Operating Income for the three months ended March 28, 2026 compared to the year-ago period is generally attributable to an increase in sales and decrease in depreciation expense due to the change in useful lives of certain of our property, plant and equipment. The increase in Adjusted EBITDA for the three months ended March 28, 2026 compared to the year-ago period is generally attributable to an increase in sales. The increase in Non-GAAP EPS for the three months ended March 28, 2026 compared to the year-ago period is primarily attributable to an increase in sales, decrease in depreciation expense due to the change in useful lives of certain of our property, plant and equipment and a decrease in income expense.
Segment Analysis
The Company currently reports its financial performance based on two reporting segments. The following is a discussion of the results of operations of these two business segments. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s two segments.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments, along with unallocated general and administrative expenses, for the three months ended March 28, 2026 and March 29, 2025.

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Materials Solutions
Net sales	$351.1	$341.4
Segment profit	75.9	75.0
Advanced Purity Solutions
Net sales	$463.6	$433.9
Segment profit	133.6	108.1
Unallocated general and administrative expenses	$21.6	$14.7
Materials Solutions (MS)
For the first fiscal quarter of 2026, MS net sales increased to $351.1 million, up 3% compared to $341.4 million in the comparable period last year. The sales increase was driven primarily by increased sales from advanced deposition materials, selective etch chemistries and CMP consumables. MS reported a segment profit of $75.9 million in the first fiscal quarter of 2026, up 1% from a $75.0 million segment profit in the year-ago period. The segment profit increase was primarily due to higher sales.
Advanced Purity Solutions (APS)
For the first fiscal quarter of 2026, APS net sales increased to $463.6 million, up 7% compared to $433.9 million in the comparable period last year. The sales increase was mainly due to increased sales from liquid filtration, FOUPs, and gas filtration products. APS reported a segment profit of $133.6 million in the first fiscal quarter of 2026, up 24% from $108.1 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to an increase in sales and lower depreciation expense as a result of changes in useful lives of certain of our property, plant and equipment.

Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $21.6 million in the first fiscal quarter of 2026, up 47% compared to $14.7 million in the comparable period last year. The $6.9 million increase is primarily due to higher employee costs.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In millions)	March 28, 2026	December 31, 2025
Cash and cash equivalents	$442.7	$360.4
Working capital	1,230.4	1,149.6
Total debt, net of unamortized discount and debt issuance costs	3,651.2	3,697.6

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
We may seek to take advantage of opportunities to raise additional capital through debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. As of March 28, 2026, we have not experienced difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Net cash provided by operating activities	$183.0	$140.4
Net cash used in investing activities	(38.4)	(108.3)
Net cash used in financing activities	(61.6)	(22.4)
Increase in cash and cash equivalents	82.3	11.7
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $183.0 million in the three months ended March 28, 2026, compared to $140.4 million in the three months ended March 29, 2025. This increase was driven by a $27.1 million increase in operating assets and liabilities and a $15.5 million increase of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities for the three months ended March 28, 2026 were driven by changes in trade accounts receivables, inventories and accounts payable and accrued liabilities The change in trade accounts receivable is primarily due to timing of payments received. The change in inventories was mainly due to an increase in business activity. The change in accounts payable and accrued liabilities was primarily driven by timing of payments to vendors and lower payment of the previous year’s incentive compensation.
Investing activities Cash flows used in investing activities totaled $38.4 million in the three months ended March 28, 2026, compared to cash flows used in investing activities of $108.3 million in the three months ended March 29, 2025. The decrease resulted primarily from a decrease in cash paid for acquisition of property, plant and equipment of $66.5 million.
Financing activities Cash used in financing activities totaled $61.6 million during the three months ended March 28, 2026, compared to cash used in financing activities of $22.4 million during the three months ended March 29, 2025. The increase was primarily due to increased net debt activity of $50.0 million compared to the prior period, partially offset by an increase in proceeds from issuance of common stock of $12.9 million.

Our total dividend payments were $15.4 million in the three months ended March 28, 2026 compared to $15.4 million in the three months ended March 29, 2025. We have paid a cash dividend in each fiscal quarter since the fourth fiscal quarter of 2017. On April 15, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on May 20, 2026 to shareholders of record on the close of business on April 29, 2026.
Other Liquidity and Capital Resources Considerations
Debt

(In millions)	March 28, 2026	December 31, 2025
Senior secured term loans B due 2029 at 5.43% (1)	$400.0	$450.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.625%	400.0	400.0
Senior unsecured notes due 2028 at 4.375%	400.0	400.0
Revolving facility due 2027 (2)	—	—
Total debt (par value)	$3,695.0	$3,745.0
(1) Our senior secured term loan due 2029 (the “Term Loan Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%.
(2) Our senior secured revolving credit facility due 2027 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75% or (ii) a base rate plus an applicable margin of 0.75%. The Revolving Facility has commitments of $575.0 million as of March 28, 2026. During the three months ended March 28, 2026, the Company borrowed and repaid $65.0 million under this Revolving Facility and no balance was outstanding at March 28, 2026.

During the three months ended March 28, 2026, the Company repaid $50 million under the term loans B under our Term Loan Facility.
Through March 28, 2026, the Company was in compliance with the financial covenant under its debt arrangements.
The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent in the aggregate to approximately $6.3 million. During the three months ended March 28, 2026, there were no borrowings under this line of credit and there was no balance was outstanding at March 28, 2026.
Cash and cash equivalents and cash requirements

(In millions)	March 28, 2026	December 31, 2025
U.S.	$120.7	$52.4
Non-U.S.	322.0	308.0
Cash and cash equivalents	$442.7	$360.4
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
There were no material changes to the cash requirements described in our Annual Report that were outside the ordinary course of business.
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
Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Net sales	$811.9	$773.2
Net income	$92.0	$62.9
Net income - as a % of net sales	11.3%	8.1%
Adjustments to net income:
Equity in net loss of affiliates	0.2	0.3
Income tax expense	1.0	8.2
Interest expense	48.9	51.0
Interest income	(1.9)	(1.4)
Other expense, net	1.4	1.3
GAAP – Operating income	141.6	122.3
Operating margin - as a % of net sales	17.4%	15.8%
Restructuring costs (1)	4.1	2.4
Amortization of intangible assets (2)	46.3	46.1
Adjusted Operating Income	192.0	170.8
Adjusted operating margin - as a % of net sales	23.6%	22.1%
Depreciation	34.1	49.9
Adjusted EBITDA	$226.1	$220.7

Adjusted EBITDA – as a % of net sales	27.8%	28.5%
(1) Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization and (ii) workforce reductions.
(2) Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and EPS

	Three months ended
(In millions, except per share data)	March 28, 2026	March 29, 2025
Net income	$92.0	$62.9
Adjustments to net income:
Restructuring costs (1)	4.1	2.4
Loss on extinguishment of debt (2)	0.5	—
Amortization of intangible assets (3)	46.3	46.1
Tax effect of adjustments to net income and discrete tax items (4)	(10.4)	(9.9)
Non-GAAP Net Income	$132.5	$101.5

Diluted earnings per common share	$0.60	$0.41
Effect of adjustments to net income	0.26	0.25
Diluted Non-GAAP EPS	$0.86	$0.67

Diluted weighted average shares outstanding	153.2	152.0
(1) Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization and (ii) workforce reductions.
(2) Loss on extinguishment of debt of our Term Loan Facility in 2026.
(3) Non-cash amortization expense associated with intangibles acquired in acquisitions.
(4) The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

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
The Company’s management, including the Chief Executive Officer, or CEO, and Interim Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of March 28, 2026. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of March 28, 2026, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The Company did not repurchase any of its common stock during the fiscal quarter ended March 28, 2026 under a board-authorized common stock repurchase plan.
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
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements

On February 13, 2026, Clint Haris, our Senior Vice President and President, Advanced Purity Solutions, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Haris’ plan provides for the sale of up to 12,678 shares of the Company’s common stock. The plan expires on February 19, 2027, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits
EXHIBIT INDEX

A.The Company hereby incorporates by reference as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Document Incorporates	Referenced Document on file with the Commission
3.1	Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended	Exhibit 3.1 to Entegris, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011
3.2	By-Laws of Entegris, Inc., as amended December 8, 2022	Exhibit 3.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022
10.1	Separation Agreement, dated January 19, 2026, by and between Linda LaGorga and the Company*	Exhibit 10.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2026
10.2	Description of Compensation Terms with Interim Chief Financial Officer, effective March 1, 2026, by and between Michael Sauer and the Company*	Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2026

B.The Company hereby files as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Document Filed Herewith
(10)	10.1	Offer Letter, dated April 29, 2026, by and between Sukhi Nagesh and the Company*
(31)	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
(31)	31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(104)	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A “management contract or compensatory plan”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: April 30, 2026	/s/ Michael D. Sauer
Michael D. Sauer
Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(on behalf of the registrant and as
principal financial and accounting officer)