Form 10-Q
period 2026-06-27
ENTEGRIS INC
filed 2026-08-04
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 152.8 million shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED June 27, 2026

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	June 27, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$353.6	$360.4
Trade accounts receivable, net of allowance for credit losses of $3.5 and $4.8	559.1	458.7
Inventories, net	703.9	643.2
Deferred tax charges and refundable income taxes	30.1	35.1
Other current assets	138.2	140.8
Total current assets	1,784.9	1,638.2
Property, plant and equipment, net of accumulated depreciation of $1,265.2 and $1,219.2	1,624.5	1,636.1
Right-of-use assets - Operating lease	98.2	90.2
Right-of-use assets - Finance lease	16.1	18.5
Goodwill	3,948.9	3,946.7
Intangible assets, net of accumulated amortization of $1,271.3 and $1,186.0	814.7	906.9
Deferred tax assets and other noncurrent tax assets	115.9	91.6
Other noncurrent assets	15.3	22.3
Total assets	$8,418.5	$8,350.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$242.8	$171.5
Accrued payroll and related benefits	116.7	96.5
Accrued interest payable	24.5	24.3
Other accrued liabilities	134.1	113.9
Income taxes payable	67.3	82.4
Total current liabilities	585.4	488.6
Long-term debt, net of unamortized discount and debt issuance costs of $39.0 and $47.4	3,456.0	3,697.6
Pension benefit obligations and other liabilities	74.0	71.5
Deferred tax liabilities and other noncurrent tax liabilities	42.9	40.8
Long-term lease liability - Operating lease	88.0	81.6
Long-term lease liability - Finance lease	16.0	17.0
Equity:
Preferred stock, par value $0.01; 5.0 shares authorized; none issued and outstanding as of June 27, 2026 and December 31, 2025	—	—
Common stock, par value $0.01; 400.0 shares authorized; issued and outstanding shares as of June 27, 2026: 152.9 and 152.7, respectively; issued and outstanding shares as of December 31, 2025: 152.1 and 151.9, respectively	1.5	1.5
Treasury stock, at cost: 0.2 shares held as of June 27, 2026 and December 31, 2025	(7.1)	(7.1)
Additional paid-in capital	2,520.5	2,472.0
Retained earnings	1,713.5	1,558.4
Accumulated other comprehensive loss	(72.2)	(71.4)
Total equity	4,156.2	3,953.4
Total liabilities and equity	$8,418.5	$8,350.5
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(In millions, except per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$883.2	$792.4	$1,695.1	$1,565.6
Cost of sales	463.2	440.9	894.3	857.6
Gross profit	420.0	351.5	800.8	708.0
Selling, general and administrative expenses	126.5	115.1	244.1	218.4
Engineering, research and development expenses	82.8	84.3	158.1	169.1
Amortization of intangible assets	46.1	46.0	92.4	92.1
Operating income	164.6	106.1	306.2	228.4
Interest expense	48.6	52.4	97.5	103.4
Interest income	(1.9)	(1.9)	(3.8)	(3.3)
Other expense (income), net	7.8	(0.2)	9.2	1.1
Income before income tax expense	110.1	55.8	203.3	127.2
Income tax expense	16.5	2.8	17.5	11.0
Equity in net loss of affiliates	—	0.2	0.2	0.5
Net income	$93.6	$52.8	$185.6	$115.7

Basic earnings per common share	$0.61	$0.35	$1.22	$0.76
Diluted earnings per common share	$0.61	$0.35	$1.21	$0.76

Weighted average shares outstanding:
Basic	152.8	151.6	152.5	151.5
Diluted	153.6	151.9	153.4	152.0

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$93.6	$52.8	$185.6	$115.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.8	7.2	(0.8)	12.6
Defined benefit pension adjustments	—	—	—	(0.1)
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $0.0 and $0.0 for the three and six months ended June 27, 2026, respectively, and $0.4 and $1.0 for the three and six months ended June 28, 2025	—	(1.6)	—	(3.5)
Other comprehensive income (loss), net of tax	0.8	5.6	(0.8)	9.0
Comprehensive income	$94.4	$58.4	$184.8	$124.7

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2024	151.3	(0.2)	151.1	$1.5	$(7.1)	$2,385.3	$1,383.9	$(77.6)	$—	$5.5	$3,691.5
Shares issued under stock plans	0.2	—	0.2	—	—	(6.6)	—	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	—	13.4	—	—	—	—	13.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	62.9	—	—	—	62.9
Balance at March 29, 2025	151.5	(0.2)	151.3	$1.5	$(7.1)	$2,392.1	$1,431.6	$(72.2)	$(0.1)	$3.6	$3,749.4
Shares issued under stock plans	0.1	—	0.1	—	—	(2.0)	—	—	—	—	(2.0)
Share-based compensation expense	—	—	—	—	—	18.6	—	—	—	—	18.6
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Foreign currency translation	—	—	—	—	—	—	—	7.2	—	—	7.2
Net income	—	—	—	—	—	—	52.8	—	—	—	52.8
Balance at June 28, 2025	151.6	(0.2)	151.4	1.5	(7.1)	2,408.7	1,469.1	(65.0)	(0.1)	2.0	3,809.1
(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2025	152.1	(0.2)	151.9	$1.5	$(7.1)	$2,472.0	$1,558.4	$(71.2)	$(0.2)	$—	$3,953.4
Shares issued under stock plans	0.4	—	0.4	—	—	3.9	—	—	—	—	3.9
Share-based compensation expense	—	—	—	—	—	16.7	—	—	—	—	16.7
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Foreign currency translation	—	—	—	—	—	—	—	(1.6)	—	—	(1.6)
Net income	—	—	—	—	—	—	92.0	—	—	—	92.0
Balance at March 28, 2026	152.5	(0.2)	152.3	$1.5	$(7.1)	$2,492.6	$1,635.2	$(72.8)	$(0.2)	$—	$4,049.2
Shares issued under stock plans	0.4	—	0.4	—	—	9.5	—	—	—	—	9.5
Share-based compensation expense	—	—	—	—	—	18.4	—	—	—	—	18.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Foreign currency translation	—	—	—	—	—	—	—	0.8	—	—	0.8
Net income	—	—	—	—	—	—	93.6	—	—	—	93.6
Balance at June 27, 2026	152.9	(0.2)	152.7	$1.5	$(7.1)	$2,520.5	$1,713.5	$(72.0)	$(0.2)	$—	$4,156.2

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In millions)	June 27, 2026	June 28, 2025
Operating activities:
Net income	$185.6	$115.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68.5	101.2
Amortization	92.4	92.1
Share-based compensation expense	35.1	32.0
Provision for deferred income taxes	(23.6)	(35.5)
Loss on extinguishment of debt	2.2	—
Charge for excess and obsolete inventory	21.9	20.3
Amortization of debt issuance costs and original issuance discounts	6.5	7.0
Other	11.4	14.7
Changes in operating assets and liabilities:
Trade accounts receivable	(101.2)	8.8
Inventories	(83.3)	(76.2)
Accounts payable and accrued liabilities	114.5	(25.7)
Other current assets	11.3	11.7
Income taxes payable and refundable income taxes	(8.3)	(12.5)
Other	6.2	0.3
Net cash provided by operating activities	339.2	253.9
Investing activities:
Acquisition of property, plant and equipment	(80.8)	(174.5)
Proceeds from government incentives	5.4	—
Other	0.8	(0.4)
Net cash used in investing activities	(74.6)	(174.9)
Financing activities:
Proceeds from revolving credit facility	65.0	507.0
Payments of revolving credit facility	(65.0)	(507.0)
Payments of long-term debt	(250.0)	—
Payments for debt issuance costs	(2.0)	—
Payments for dividends	(30.8)	(30.6)
Proceeds from issuance of common stock	32.5	1.5
Taxes paid related to net share settlement of equity awards	(18.8)	(10.1)
Other	(1.0)	(1.0)
Net cash used in financing activities	(270.1)	(40.2)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	8.8
(Decrease) increase in cash and cash equivalents	(6.8)	47.6
Cash and cash equivalents at beginning of period	360.4	329.2
Cash and cash equivalents at end of period	$353.6	$376.8

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Six months ended
(In millions)	June 27, 2026	June 28, 2025
Non-cash transactions:
Equipment purchases in accounts payable	$19.9	$25.0
Dividend payable	0.7	0.7
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	89.3	85.0
Income taxes paid, net of refunds received	46.1	60.9
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of June 27, 2026 and December 31, 2025, the results of operations and comprehensive income for the three and six months ended June 27, 2026 and June 28, 2025, the equity statements as of and for the three and six months ended June 27, 2026 and June 28, 2025, and cash flows for the six months ended June 27, 2026 and June 28, 2025.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 27, 2026 are not necessarily indicative of the results to be expected for the full year.
The unit captions to certain tables in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 referenced amounts in thousands. Such amounts are in millions, consistent with the Company’s narrative presentation of its financial results elsewhere in that report. The underlying amounts are unchanged, and no revision to any reported balance, result, or cash flow is necessary. Prior-period amounts presented herein are shown in millions.
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
In January 2026, we completed an assessment of the useful lives of our property, plant and equipment and adjusted the estimated useful lives of certain property, plant and equipment to more closely reflect the expected economic lives of these assets. These adjustments followed an analysis of our actual usage of assets, including the technological and physical obsolescence of these assets, our ability to continue to use equipment, historical usage trends, and anticipated capital plans and technology roadmaps, as well as industry trends and practices. Based on this analysis, we determined that the increase in useful lives was warranted and consistent with the Company’s historical and anticipated use of these assets. The updated estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 5 to 35 years increased to 12 to 40 years; manufacturing equipment, 5 to 10 years increased to 14 years; canisters and cylinders, 3 to 12 years increased to 3 to 19 years; molds, 3 to 5 years increased to 9 years and lab equipment, 3 to 8 years increased to 9 years. The effect of this change in estimate on assets in service as of December 31, 2025 during the three and six months ended June 27, 2026 was a reduction in depreciation expense of $18.7 million and $37.7 million, respectively, and an increase in net income of approximately $15.3 million and $23.3 million, or $0.10 and $0.15 per basic and $0.10 and $0.15 per diluted share, respectively.

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
2. REVENUES
The following table provides information about disaggregated net sales by customer category:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Semiconductor:
Fabs	$523.3	$489.1	$1,015.7	$962.2
Equipment and Engineering	167.4	119.5	301.6	232.4
Chemical and Materials	90.5	76.9	176.3	155.0
Semi Distributor and Other	59.1	65.8	118.4	135.8
Non-Semi	42.9	41.1	83.1	80.2
Total net sales	$883.2	$792.4	$1,695.1	$1,565.6
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in Other accrued liabilities in the condensed consolidated balance sheets.

(In millions)	June 27, 2026	June 28, 2025
Balance at beginning of year	$49.9	$41.7
Revenue recognized that was included in the contract liability balance at the beginning of the period	(36.3)	(33.0)
Increases due to cash received, excluding amounts recognized as revenue during the period	38.0	39.4
Balance at end of period	$51.6	$48.1
3. INVENTORIES
Inventories consisted of the following:

(In millions)	June 27, 2026	December 31, 2025
Raw materials	$263.4	$240.0
Work-in-process	80.2	55.4
Finished goods (1)	360.3	347.8
Total inventories, net	$703.9	$643.2
(1) Includes consignment inventories held by customers of $28.4 million and $25.1 million at June 27, 2026 and December 31, 2025, respectively.

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments, Materials Solutions (“MS”) and Advanced Purity Solutions (“APS”), was as follows at June 27, 2026 and December 31, 2025:

(In millions)	MS	APS	Total
December 31, 2025	$3,631.3	$315.4	$3,946.7
Foreign currency translation	—	2.2	2.2
June 27, 2026	$3,631.3	$317.6	$3,948.9
Identifiable intangible assets at June 27, 2026 and December 31, 2025 consisted of the following:

	June 27, 2026
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,264.7	$820.4	$444.3
Trademarks and trade names	172.1	65.2	106.9
Customer relationships	631.1	368.5	262.6
Other (1)	18.1	17.2	0.9
	$2,086.0	$1,271.3	$814.7
(1) As part of its periodic review of intangible asset records, the Company eliminated certain fully amortized intangible assets from the gross carrying amount and accumulated amortization balances. Gross carrying amounts and related accumulated amortization of approximately $7.5 million were removed, with no impact on net intangible assets, earnings, or cash flows.

	December 31, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,264.5	$747.3	$517.2
Trademarks and trade names	172.1	59.7	112.4
Customer relationships	630.8	354.5	276.3
Other	25.5	24.5	1.0
	$2,092.9	$1,186.0	$906.9
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at June 27, 2026:

(In millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expense	$91.2	$179.8	$177.4	$111.7	$39.3	$215.3	$814.7

5. DEBT
The Company’s debt as of June 27, 2026 and December 31, 2025 consisted of the following:

(In millions)	June 27, 2026	December 31, 2025
Senior secured term loans B due 2029 at 5.40% (1)	$200.0	$450.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.63%	400.0	400.0
Senior unsecured notes due 2028 at 4.38%	400.0	400.0
Revolving facility due 2031 (2)	—	—
Total debt (par value)	3,495.0	3,745.0
Less: Unamortized discount and debt issuance costs	(39.0)	(47.4)
Total debt, net	3,456.0	3,697.6
Less: Current portion of long-term debt	—	—
Total long-term debt, net	$3,456.0	$3,697.6
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of June 27, 2026 were as follows:

(In millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt obligation maturities*	$—	$—	$400.0	$2,200.0	$895.0	$—	$3,495.0
* Senior secured term loans B subject to Excess Cash Flow payments to the lenders.
(1) Our senior secured term loan due 2029 bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%.
(2) Our senior secured revolving credit facility due 2031 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus an applicable margin of 1.25%, 1.5% or 1.75% or (ii) a base rate plus an applicable margin of 0.25%, 0.5% or 0.75%, in each case depending on the Company’s first lien net leverage ratio. As of June 27, 2026, the applicable margins were 1.50% and 0.50%, respectively. During the three and six months ended June 27, 2026, the Company borrowed and repaid zero and $65.0 million, respectively, under the Revolving Facility. The Revolving Facility has commitments of $750.0 million as of June 27, 2026. There were no borrowings outstanding under the Revolving Facility as of June 27, 2026 and December 31, 2025.
During the three and six months ended June 27, 2026, the Company repaid a total of $200.0 million and $250.0 million, respectively, of the outstanding borrowings under the term loans B. In connection with these repayments, the Company incurred a pre-tax loss on extinguishment of debt of $1.7 million and $2.2 million for the three and six months ended June 27, 2026, which is included in Other expense, net in the condensed consolidated statements of operations.
On April 29, 2026, the Company amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $750.0 million, up from $575.0 million, and to extend the maturity to April 29, 2031 from July 6, 2027, and to revise the applicable interest rate margins, commitment fees and certain negative covenants.
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

	Fair Value Measurements at Reporting Date Using
(In millions)	Level 1		Level 2		Level 3		Total
Assets:	June 27, 2026	December 31, 2025	June 27, 2026	December 31, 2025	June 27, 2026	December 31, 2025	June 27, 2026	December 31, 2025
Cash and cash equivalents	$353.6	$360.4	$—	$—	$—	$—	$353.6	$360.4
Total	$353.6	$360.4	$—	$—	$—	$—	$353.6	$360.4
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of June 27, 2026 and December 31, 2025 were as follows:

	June 27, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$3,456.0	$3,459.8	$3,697.6	$3,738.0
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

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Basic—weighted average common shares outstanding	152.8	151.6	152.5	151.5
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	0.8	0.3	0.9	0.5
Diluted—weighted average common shares and common shares equivalent outstanding	153.6	151.9	153.4	152.0
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and six months ended June 27, 2026 and June 28, 2025:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Shares excluded from calculations of diluted EPS	0.1	1.8	0.3	0.9
8. OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 27, 2026 and June 28, 2025 consisted of the following:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(Gain) loss on foreign currency transactions	$(0.8)	$(0.1)	—	2.0
Loss on extinguishment of debt	1.7	—	2.2	—
Equity investment impairment	6.7	—	6.7	—
Other expense (income)	0.2	(0.1)	0.3	(0.9)
Other expense (income), net	$7.8	$(0.2)	$9.2	$1.1

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
Summarized financial information for the Company’s reportable segments is shown in the following tables for the three and six months ended June 27, 2026 and June 28, 2025:

	Three months ended
	June 27, 2026
(In millions)	MS	APS	Inter-segment	Total
Net sales	$371.3	$514.6	$(2.7)	$883.2
Cost of sales	205.9	260.0	(2.7)	463.2
Operating expenses	87.7	103.7	—	191.4
Segment profit	$77.7	$150.9	$—	$228.6

	Three months ended
	June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$354.9	$439.9	$(2.4)	$792.4
Cost of sales	198.1	245.2	(2.4)	440.9
Operating expenses	84.3	98.8	—	183.1
Segment profit	$72.5	$95.9	$—	$168.4

	Six months ended
	June 27, 2026
(In millions)	MS	APS	Inter-segment	Total
Net sales	$722.4	$978.2	$(5.5)	$1,695.1
Cost of sales	400.1	499.7	(5.5)	894.3
Operating expenses	168.7	194.0	—	362.7
Segment profit	153.6	284.5	$—	$438.1

	Six months ended
	June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$696.3	$873.8	$(4.5)	$1,565.6
Cost of sales	381.5	480.6	(4.5)	857.6
Operating expenses	167.3	189.2	—	356.5
Segment profit	$147.5	$204.0	$—	$351.5

The following table reconciles total segment profit to income before income tax expense for the three and six months ended June 27, 2026 and June 28, 2025:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total segment profit	$228.6	168.4	$438.1	$351.5
Less:
Amortization of intangible assets	46.1	46.0	92.4	92.1
Unallocated general and administrative expenses	17.9	16.3	39.5	31.0
Operating income	164.6	106.1	306.2	228.4
Interest expense	48.6	52.4	97.5	103.4
Interest income	(1.9)	(1.9)	(3.8)	(3.3)
Other (income) expense, net	7.8	(0.2)	9.2	1.1
Income before income tax expense	$110.1	$55.8	$203.3	$127.2
The following table summarizes depreciation for the Company’s reportable segments for the three and six months ended June 27, 2026 and June 28, 2025:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Depreciation:
MS	$14.5	$23.0	$28.7	$45.4
APS	19.9	28.3	39.8	55.8
Total depreciation	$34.4	$51.3	$68.5	$101.2

In the following tables, net sales are disaggregated by customers’ country or region based on the ship to location of the customer for the three and six months ended June 27, 2026 and June 28, 2025, respectively.

	Three months ended June 27, 2026
(In millions)	MS	APS	Inter-segment	Total
North America	$67.4	$86.9	$(2.7)	$151.6
Taiwan	77.5	147.9	—	225.4
China	66.7	102.1	—	168.8
South Korea	52.4	62.5	—	114.9
Japan	43.3	48.5	—	91.8
Europe	25.6	34.7	—	60.3
Southeast Asia	38.4	32.0	—	70.4
	$371.3	$514.6	$(2.7)	$883.2

	Three months ended June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$69.6	$76.7	$(2.4)	$143.9
Taiwan	70.6	104.6	—	175.2
China	71.5	93.5	—	165.0
South Korea	52.5	55.6	—	108.1
Japan	32.3	50.0	—	82.3
Europe	23.7	33.8	—	57.5
Southeast Asia	34.7	25.7	—	60.4
	$354.9	$439.9	$(2.4)	$792.4

	Six months ended June 27, 2026
(In millions)	MS	APS	Inter-segment	Total
North America	$126.6	$165.0	$(5.5)	$286.1
Taiwan	151.0	282.3	—	433.3
China	128.6	187.5	—	316.1
South Korea	106.3	118.6	—	224.9
Japan	83.3	98.1	—	181.4
Europe	52.0	62.7	—	114.7
Southeast Asia	74.6	64.0	—	138.6
	$722.4	$978.2	$(5.5)	$1,695.1

	Six months ended June 28, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$135.8	$161.6	$(4.5)	$292.9
Taiwan	132.6	218.3	—	350.9
China	142.9	175.5	—	318.4
South Korea	102.0	108.1	—	210.1
Japan	64.2	88.3	—	152.5
Europe	48.5	71.0	—	119.5
Southeast Asia	70.3	51.0	—	121.3
	$696.3	$873.8	$(4.5)	$1,565.6

10. RESTRUCTURING COSTS

During 2025 and 2026, the Company initiated certain business restructuring activities aimed at improving operational efficiency and aligning resources with strategic priorities. These activities resulted in restructuring charges primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer-facing organization, which occurred in the fourth quarter of 2024, (ii) commencing in the second quarter of 2025, workforce reductions and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives, and (iii) actions that occurred in the second quarter of 2026 associated with the wind-down of the Company’s Life Sciences Fluid Management business, which includes the planned closure of a manufacturing facility. These restructuring activities are deemed to be discrete initiatives that are different from the Company’s ongoing productivity improvements.

The charges related to these restructuring activities were recognized in the condensed consolidated statements of operations for the three and six months ended June 27, 2026 and June 28, 2025 and were as follows:

	Three months ended June 27, 2026			Three months ended June 28, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
Cost of sales	$0.2	$—	$0.2	$2.1	$—	$2.1
Selling, general and administrative	1.1	3.8	4.9	3.4	6.3	9.7
Engineering, research and development	0.5	—	0.5	1.5	—	1.5
Total	$1.8	$3.8	$5.6	$7.0	$6.3	$13.3

	Six months ended June 27, 2026			Six months ended June 28, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
Cost of sales	$0.5	$—	$0.5	$2.3	$—	$2.3
Selling, general and administrative	4.2	3.8	8.0	5.0	6.3	11.3
Engineering, research and development	1.2	—	1.2	2.1	—	2.1
Total	$5.9	$3.8	$9.7	$9.4	$6.3	$15.7

Restructuring charges by reportable segment as well as unallocated corporate level charges for the three and six months ended June 27, 2026 and June 28, 2025 were as follows:

	Three months ended June 27, 2026			Three months ended June 28, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
MS	$—	$—	$—	$3.0	$—	$3.0
APS	1.1	3.8	4.9	3.6	6.3	9.9
Unallocated corporate	0.7	—	0.7	0.4	—	0.4
Total	$1.8	$3.8	$5.6	$7.0	$6.3	$13.3

	Six months ended June 27, 2026			Six months ended June 28, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
MS	$1.2	$—	$1.2	$3.1	$—	$3.1
APS	2.6	3.8	6.4	5.9	6.3	12.2
Unallocated corporate	2.1	—	2.1	0.4	—	0.4
Total	$5.9	$3.8	$9.7	$9.4	$6.3	$15.7

11. SUBSEQUENT EVENTS
Dividend
On July 15, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on August 19, 2026, to shareholders of record on the close of business on July 29, 2026.

Debt payment

On July 31, 2026, the Company made a $25 million voluntary debt payment on our Term Loan Facility.

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
Global Trade Environment

Recent and continuing developments in U.S. and foreign trade policy have heightened global trade tensions and created significant uncertainty in macroeconomic and geopolitical environments, particularly with respect to China. Beginning in 2025, the U.S. government imposed tariffs and other trade measures affecting products and materials imported into the U.S., prompting protectionist and retaliatory actions by other countries. The U.S. government has initiated, and in certain cases, concluded investigations that have led, or may lead, to additional tariffs under Section 301 of the Trade Act of 1974, as amended, covering a broad range of products and trading partners, including countries in which we operate. If new tariffs are imposed by the U.S., other countries, including countries into which we sell, may once again impose protectionist and retaliatory measures. The U.S. tariff framework remains subject to ongoing litigation, legislative action, and further executive action, any of which could materially alter the tariff rates applicable to our products and supply chain.

Because of the global nature of our business, these trade developments have exposed, and may continue to expose, our business and operations to various risks, particularly supply chain-related risks. The imposition of tariffs and other trade measures (i) has increased, and may continue to increase, our sourcing and manufacturing costs, (ii) has required, and may continue to require, us to adjust our supply chain and find alternative suppliers, and (iii) may result in manufacturing and delivery delays. In addition, foreign governments may apply rules of origin or other trade measures that treat products we manufacture outside the United States as U.S.-origin goods, potentially subjecting those products to retaliatory tariffs or other restrictions that increase costs for our customers and reduce demand for our products in those markets. Foreign governments have also imposed, and may further impose, export controls or licensing requirements on raw materials and inputs on which we rely, which could disrupt our supply chain or increase our costs. As a result, we may face a reduction in the demand for, and in the competitiveness of, our products, including from increased local or domestically sourced competition, harm to our relationships with our customers, and decreased profitability. These risks may be exacerbated by the overall macroeconomic uncertainty stemming from current trade tensions which may slow economic growth and negatively impact the demand for products containing semiconductors, thereby decreasing the demand for our products.

Our strategy has been, and will continue to be, to build a resilient supply chain and a global manufacturing footprint near our customers. While this strategy should mitigate the financial and operational impact of these trade policies, we expect that our business will be impacted, particularly in the near term, when elevated tariffs are imposed on our products. Certain tariffs are not eligible for duty drawback or preferential treatment under free trade agreements, which may limit the options available to us to mitigate their impact. Given the dynamic nature of this situation, the direct and indirect impact to our customers and our business is difficult to quantify; however, we will continue to closely monitor this evolving situation, further leverage our global footprint and regional supply chain, and explore additional options to mitigate trade-related risks.

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

Change in Useful Lives

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

This change in accounting estimate is effective beginning in fiscal year 2026 and is applied prospectively to the assets on our balance sheet as of December 31, 2025 and to future asset purchases. Based on the carrying amount of the assets included in property, plant and equipment, net in our condensed consolidated balance sheet as of December 31, 2025, we expect total depreciation expense in 2026 to be reduced by approximately $73.0 million recognized primarily in cost of revenues and R&D expenses. For further discussion of the change, see Note 1 to the condensed consolidated financial statements.

Amended Revolving Facility
On April 29, 2026, the Company amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $750.0 million, up from $575.0 million, and to extend the maturity to April 29, 2031 from July 6, 2027.

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

Three and Six Months Ended June 27, 2026 Compared to Three and Six Months Ended June 28, 2025
The following table compares operating results for the three and six months ended June 27, 2026 and June 28, 2025, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Six months ended
(Dollars in millions)	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
Net sales	$883.2	100.0%	$792.4	100.0%	$1,695.1	100.0%	$1,565.6	100.0%
Cost of sales	463.2	52.4	440.9	55.6	894.3	52.8	857.6	54.8
Gross profit	420.0	47.6	351.5	44.4	800.8	47.2	708.0	45.2
Selling, general and administrative expenses	126.5	14.3	115.1	14.5	244.1	14.4	218.4	13.9
Engineering, research and development expenses	82.8	9.4	84.3	10.6	158.1	9.3	169.1	10.8
Amortization of intangible assets	46.1	5.2	46.0	5.8	92.4	5.5	92.1	5.9
Operating income	164.6	18.6	106.1	13.4	306.2	18.1	228.4	14.6
Interest expense	48.6	5.5	52.4	6.6	97.5	5.8	103.4	6.6
Interest income	(1.9)	(0.2)	(1.9)	(0.2)	(3.8)	(0.2)	(3.3)	(0.2)
Other expense (income), net	7.8	0.9	(0.2)	—	9.2	0.5	1.1	0.1
Income before income tax expense	110.1	12.5	55.8	7.0	203.3	12.0	127.2	8.1
Income tax expense	16.5	1.9	2.8	0.4	17.5	1.0	11.0	0.7
Equity in net loss of affiliates	—	—	0.2	—	0.2	—	0.5	—
Net income	$93.6	10.6%	$52.8	6.7%	$185.6	10.9%	$115.7	7.4%
Net sales For the three months ended June 27, 2026, net sales increased by 11.5% to $883.2 million, compared to $792.4 million for the three months ended June 28, 2025. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the three months ended June 28, 2025	$792.4
Increase primarily associated with volume	97.8
Decrease associated with effect of foreign currency translation	(7.0)
Net sales in the three months ended June 27, 2026	$883.2
As described in the table above, the increase in net sales was primarily attributable to a $97.8 million increase in sales primarily due to increased sales from both of our reporting segments, partially offset by a decrease of $7.0 million of sales attributable to unfavorable foreign currency translations compared to the fiscal quarter ended June 28, 2025.

On a geographic basis, sales percentage by customers’ country or region for the three months ended June 27, 2026 and June 28, 2025 and the percentage increase (decrease) in net sales for the three months ended June 27, 2026 compared to net sales for the three months ended June 28, 2025 were as follows:

	Three months ended
	June 27, 2026	June 28, 2025	Percentage increase (decrease) in sales
North America	17%	18%	5%
Taiwan	26%	22%	29%
China	19%	21%	2%
South Korea	13%	14%	6%
Japan	10%	10%	12%
Europe	7%	7%	5%
Southeast Asia	8%	8%	17%
Total sales increased in all disclosed geographic regions year over year due to increased demand for our products.
Net sales for the six months ended June 27, 2026 increased by 8.3% to $1,695.1 million, compared to $1,565.6 million for the six months ended June 28, 2025. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the six months ended June 28, 2025	$1,565.6
Increase primarily associated with volume	135.4
Decrease associated with effect of foreign currency translation	(5.9)
Net sales in the six months ended June 27, 2026	$1,695.1
As described in the table above, the increase in net sales was primarily attributable to a $135.4 million increase in sales primarily due to increased sales from both of our reporting segments, partially offset by a decrease of $5.9 million of sales attributable to unfavorable foreign currency translations compared to the six months ended June 28, 2025.
On a geographic basis, sales percentage by customers’ country or region for the six months ended June 27, 2026 and June 28, 2025 and the percentage increase (decrease) in net sales for the six months ended June 27, 2026 compared to the net sales for the six months ended June 28, 2025 were as follows:

	Six months ended
	June 27, 2026	June 28, 2025	Percentage increase (decrease) in sales
North America	17%	19%	(2%)
Taiwan	26%	22%	23%
China	19%	20%	(1%)
South Korea	13%	13%	7%
Japan	11%	10%	19%
Europe	7%	8%	(4%)
Southeast Asia	8%	8%	14%
The decrease in sales to customers in North America primarily relates to decreased demand for our MS products, partially offset by increased demand for our APS products. The increase in sales to customers in Taiwan primarily relates to increased demand for our MS and APS products. The decrease in sales to customers in China primarily relates to decreased demand for our MS products, partially offset by increased demand for our APS products. The increase in sales to customers in South Korea primarily relates to increased demand for our MS and APS products. The increase in sales to customers in Japan primarily relates to increased demand for our MS and APS products. The decrease in sales to customers in Europe primarily relates to decreased demand for our APS products, partially offset by increased demand for our MS products. The increase in sales to customers in Southeast Asia primarily relates to increased demand for our MS and APS products.

Gross margin The following table sets forth gross margin (gross profit as a percentage of net sales):

	Three months ended			Six months ended
	June 27, 2026	June 28, 2025	Percentage point change	June 27, 2026	June 28, 2025	Percentage point change
Gross margin:	47.6%	44.4%	3.2	47.2%	45.2%	2.0
Gross margin increased by 3.2 percentage points for the three months ended June 27, 2026, compared to the same period in the prior year. Gross margin increased primarily as a result of increased production volumes enabled by strong operational performance across our manufacturing facilities and a decrease in depreciation expense due to the change in useful lives for specific property, plant and equipment. See Note 1 to the condensed consolidated financial statements for further discussion of the change.
Gross margin increased by 2.0 percentage points for the six months ended June 27, 2026, compared to the same period in the prior year. Gross margin increased primarily as a result of increased production volumes enabled by strong operational performance across our manufacturing facilities and a decrease in depreciation expense due to the change in useful lives for specific property, plant and equipment. See Note 1 to the condensed consolidated financial statements for further discussion of the change.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $126.5 million in the three months ended June 27, 2026, compared to $115.1 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the fiscal quarter ended June 28, 2025	$115.1
Employee costs, primarily related to variable compensation (exclusive of restructuring costs included in the line below)	12.1
Professional services	2.9
Restructuring costs	(4.8)
Other increases, net	1.2
Selling, general and administrative expenses in the fiscal quarter ended June 27, 2026	$126.5
SG&A expenses were $244.1 million in the six months ended June 27, 2026, compared to $218.4 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the six months ended June 28, 2025	$218.4
Employee costs, primarily related to variable compensation (exclusive of restructuring costs included in the line below)	19.5
Professional services	5.6
Restructuring costs	(3.3)
Other increases, net	3.9
Selling, general and administrative expenses in the six months ended June 27, 2026	$244.1
Engineering, research and development expenses The Company’s ER&D efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $82.8 million in the three months ended June 27, 2026 compared to $84.3 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the fiscal quarter ended June 28, 2025	$84.3
Project-related expenses	(3.2)
Depreciation expense	(2.7)
Employee costs, primarily related to variable compensation	2.6
Other increases, net	1.8
Engineering, research and development expenses in the fiscal quarter ended June 27, 2026	$82.8

ER&D expenses were $158.1 million in the six months ended June 27, 2026 compared to $169.1 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the six months ended June 28, 2025	$169.1
Project-related expenses	(11.0)
Depreciation expense	(5.2)
Employee costs, primarily related to variable compensation	2.9
Other increases, net	2.3
Engineering, research and development expenses in the six months ended June 27, 2026	$158.1
Amortization of intangible assets Amortization of intangible assets was $46.1 million in the three months ended June 27, 2026, compared to $46.0 million for the three months ended June 28, 2025.
Amortization of intangible assets was $92.4 million in the six months ended June 27, 2026, compared to $92.1 million for the six months ended June 28, 2025.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs and original issuance discounts associated with such borrowings. Interest expense was $48.6 million in the three months ended June 27, 2026, compared to $52.4 million in the three months ended June 28, 2025. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Interest expense was $97.5 million in the six months ended June 27, 2026, compared to $103.4 million in the six months ended June 28, 2025. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other expense, net Other expense, net was $7.8 million in the three months ended June 27, 2026 and consisted mainly of equity investment impairment of $6.7 million and a loss on extinguishment of debt of $1.7 million, partially offset by foreign currency transaction gains of $0.8 million. Other income, net was $0.2 million in the three months ended June 28, 2025 and consisted mainly of foreign currency transaction gains of $0.1 million.
Other expense, net was $9.2 million in the six months ended June 27, 2026 and consisted mainly of equity investment impairment of $6.7 million and a loss on extinguishment of debt of $2.2 million. Other expense, net was $1.1 million in the six months ended June 28, 2025 and consisted mainly of foreign currency transaction losses of $2.0 million, partially offset by other expenses of $0.9 million.
Income tax expense Income tax expense was $16.5 million in the three months ended June 27, 2026, compared to income tax expense of $2.8 million in the three months ended June 28, 2025. The Company’s effective income tax rate was 15.0% for the three months ended June 27, 2026, compared to 5.0% for the three months ended June 28, 2025 The effective tax rate for the quarter ended June 27, 2026 was higher primarily due to an increase in book income, tax expense recorded related to a provision to return adjustment, and the release of unrecognized tax benefits in the quarter ended June 28, 2025 that did not recur in the quarter ended June 27, 2026.

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

Certain provisions of the Act are effective for tax years beginning after December 31, 2025, and therefore affects the current year financial results. The Company continues to evaluate the impact of the Act on the Company’s future tax positions.

Net income Due to the factors noted above, the Company recorded net income of $93.6 million, or $0.61 per diluted share, in the three months ended June 27, 2026, compared to net income of $52.8 million, or $0.35 per diluted share, in the three months ended June 28, 2025.
In the six months ended June 27, 2026, the Company recorded net income of $185.6 million, or $1.21 per diluted share, compared to net income of $115.7 million, or $0.76 per diluted share, in the six months ended June 28, 2025.
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
The following table compares non-GAAP financial measures for the three and six months ended June 27, 2026 and June 28, 2025, both in dollars and as a percentage of net sales, for each caption.

	Three months ended			Six months ended
(In millions)	June 27, 2026	June 28, 2025	Percent Change	June 27, 2026	June 28, 2025	Percent Change
Adjusted Operating Income	$216.3	$165.4	31%	$408.3	$336.2	21%
Adjusted Operating Margin - as a % of net sales	24.5%	20.9%		24.1%	21.5%

Adjusted EBITDA	$250.7	$216.7	16%	$476.8	$437.4	9%
Adjusted EBITDA - as a % of net sales	28.4%	27.3%		28.1%	27.9%

Non-GAAP EPS	$0.93	$0.66	41%	$1.79	$1.33	35%
The increase in Adjusted Operating Income, Adjusted EBITDA and Non-GAAP EPS for the three and six months ended June 27, 2026 compared to the year-ago period is generally attributable to an increase in sales, operating leverage in our manufacturing facilities and decrease in depreciation expense due to the change in useful lives of specific property, plant and equipment, partially offset by an increase in SG&A expenses, primarily related to variable compensation.
Segment Analysis
The Company currently reports its financial performance based on two reporting segments. The following is a discussion of the results of operations of these two business segments. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s two segments.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments, along with unallocated general and administrative expenses, for the three and six months ended June 27, 2026 and June 28, 2025.

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Materials Solutions
Net sales	$371.3	$354.9	$722.4	$696.3
Segment profit	77.7	72.5	153.6	147.5
Advanced Purity Solutions
Net sales	$514.6	$439.9	$978.2	$873.8
Segment profit	150.9	95.9	284.5	204.0
Unallocated general and administrative expenses	$17.9	$16.3	$39.5	$31.0
Materials Solutions (MS)

For the second fiscal quarter of 2026, MS net sales increased to $371.3 million, up 5% compared to $354.9 million in the comparable period last year. The sales increase was driven primarily by increased sales from advanced deposition materials, specialty materials, selective etch chemistries and CMP consumables. MS reported a segment profit of $77.7 million in the second fiscal quarter of 2026, up 7% from a $72.5 million segment profit in the year-ago period. The segment profit increase was primarily due to higher sales and lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment, partially offset by higher variable compensation costs.

For the six months ended June 27, 2026, MS net sales increased to $722.4 million, up 4% compared to $696.3 million in the comparable period last year. The sales increase was driven primarily by increased sales from advanced deposition materials, selective etch chemistries, specialty materials and CMP consumables. MS reported a segment profit of $153.6 million in the six months ended June 27, 2026, up 4% from a $147.5 million segment profit in the year-ago period. The segment profit increase was primarily due to higher sales and lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment, partially offset by higher variable compensation costs.
Advanced Purity Solutions (APS)
For the second fiscal quarter of 2026, APS net sales increased to $514.6 million, up 17% compared to $439.9 million in the comparable period last year. The sales increase was mainly due to increased sales from liquid and gas filtration and purification products, FOUPs, and fluid management solutions. APS reported a segment profit of $150.9 million in the second fiscal quarter of 2026, up 57% from $95.9 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to an increase in sales and lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment, partially offset by higher variable compensation costs.
For the six months ended June 27, 2026, APS net sales increased to $978.2 million, up 12% compared to $873.8 million in the comparable period last year. The sales increase was mainly due to increased sales from liquid filtration, FOUPs, and gas filtration products. APS reported a segment profit of $284.5 million in the six months ended June 27, 2026, up 39% from $204.0 million in the year-ago period. The segment profit increase was due to higher gross profit related to an increase in sales and lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment, partially offset by higher variable compensation costs.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $17.9 million in the second fiscal quarter of 2026, up 10% compared to $16.3 million in the comparable period last year. The $1.6 million increase is primarily due to higher professional fees.
Unallocated general and administrative expenses totaled $39.5 million in the six months ended June 27, 2026, up 27% compared to $31.0 million in the comparable period last year. The $8.5 million increase is primarily due to a $5.4 million increase in employee costs and a $1.9 million increase in professional services.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In millions)	June 27, 2026	December 31, 2025
Cash and cash equivalents	$353.6	$360.4
Working capital	1,199.5	1,149.6
Total debt, net of unamortized discount and debt issuance costs	3,456.0	3,697.6

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
We may seek to take advantage of opportunities to raise additional capital through debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. As of June 27, 2026, we have not experienced difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Six months ended
(In millions)	June 27, 2026	June 28, 2025
Net cash provided by operating activities	$339.2	$253.9
Net cash used in investing activities	(74.6)	(174.9)
Net cash used in financing activities	(270.1)	(40.2)
(Decrease) increase in cash and cash equivalents	(6.8)	47.6
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $339.2 million in the six months ended June 27, 2026, compared to $253.9 million in the six months ended June 28, 2025. This increase was driven by a $32.8 million increase in operating assets and liabilities and a $52.5 million increase of net income adjusted for non-cash reconciling items.
Changes in operating assets and liabilities for the six months ended June 27, 2026 were driven by changes in trade accounts receivables, inventories and accounts payable and accrued liabilities. The change in trade accounts receivable is primarily due to timing of customer collections. The change in inventories was mainly due to an increase in business activity. The change in accounts payable and accrued liabilities was primarily driven by timing of payments to vendors and higher incentive compensation accrual.
Investing activities Cash flows used in investing activities totaled $74.6 million in the six months ended June 27, 2026, compared to cash flows used in investing activities of $174.9 million in the six months ended June 28, 2025. The decrease resulted primarily from a decrease in cash paid for acquisition of property, plant and equipment of $93.7 million.
Financing activities Cash used in financing activities totaled $270.1 million during the six months ended June 27, 2026, compared to cash used in financing activities of $40.2 million during the six months ended June 28, 2025. The increase was primarily due to increased net debt activity of $250.0 million compared to the prior period, partially offset by an increase in proceeds from issuance of common stock of $31.0 million.
Our total dividend payments were $30.8 million in the six months ended June 27, 2026 compared to $30.6 million in the six months ended June 28, 2025. We have paid a cash dividend in each fiscal quarter since the fourth fiscal quarter of 2017. On July 15, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on August 19, 2026 to shareholders of record on the close of business on July 29, 2026.
Other Liquidity and Capital Resources Considerations
Debt

(In millions)	June 27, 2026	December 31, 2025
Senior secured term loans B due 2029 at 5.40% (1)	$200.0	$450.0
Senior secured notes due 2029 at 4.75%	1,600.0	1,600.0
Senior unsecured notes due 2030 at 5.95%	895.0	895.0
Senior unsecured notes due 2029 at 3.630%	400.0	400.0
Senior unsecured notes due 2028 at 4.380%	400.0	400.0
Revolving facility due 2031 (2)	—	—
Total debt (par value)	$3,495.0	$3,745.0
(1) Our senior secured term loan due 2029 (the “Term Loan Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR, plus an applicable margin of 1.75%, or (ii) a base rate plus an applicable margin of 0.75%.
(2) Our senior secured revolving credit facility due 2031 (the “Revolving Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus an applicable margin of 1.25%, 1.5% or 1.75% or (ii) a base rate plus an applicable margin of 0.25%, 0.5% or 0.75%, in each case depending on the Company’s first lien net leverage ratio. As of June 27, 2026, the applicable margins were 1.50% and 0.50%, respectively.

During the three and six months ended June 27, 2026, the Company borrowed and repaid zero and $65.0 million, respectively, under the Revolving Facility. The Revolving Facility has commitments of $750.0 million as of June 27, 2026. There were no borrowings outstanding under the Revolving Facility as of June 27, 2026 and December 31, 2025.
On April 29, 2026, the Company amended the Revolving Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $750.0 million, up from $575.0 million, and to extend the maturity to April 29, 2031 from July 6, 2027, and to revise the applicable interest rate margins, commitment fees and certain negative covenants.
During the three and six months ended June 27, 2026, the Company repaid 200 million and $250 million, respectively, under the term loans B under our Term Loan Facility.
On July 31, 2026, the Company made a $25 million voluntary debt payment on our Term Loan Facility.
The Amended Credit Agreement contains a maximum first lien net leverage ratio covenant of 5.20 to 1.00, which is tested only when utilization of the Revolving Facility exceeds a specified threshold. Through June 27, 2026, the Company was in compliance with the financial covenant under its debt arrangements.

The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent in the aggregate to approximately $6.2 million. During the three and six months ended June 27, 2026, there were no borrowings under this line of credit, and no balance was outstanding at June 27, 2026.
Cash and cash equivalents and cash requirements

(In millions)	June 27, 2026	December 31, 2025
U.S.	$65.8	$52.4
Non-U.S.	287.8	308.0
Cash and cash equivalents	$353.6	$360.4
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

Adjusted EBITDA is defined by the Company as net income adjusted to exclude (1) equity in net loss of affiliates, (2) income tax expense, (3) interest expense, (4) interest income, (5) other expense (income), net, (6) depreciation, and (7) the impact of any Special Items. Adjusted Operating Income is defined by the Company as Adjusted EBITDA exclusive of the depreciation addback noted above. The Company also utilizes ratios of non-GAAP financial measures such as Adjusted EBITDA to Company net sales and Adjusted Operating Income to Company net sales (referred to as Adjusted EBITDA Margin and Adjusted Operating Margin, respectively).
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
Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$883.2	$792.4	$1,695.1	$1,565.6
Net income	$93.6	$52.8	$185.6	$115.7
Net income - as a % of net sales	10.6%	6.7%	10.9%	7.4%
Adjustments to net income:
Equity in net loss of affiliates	—	0.2	0.2	0.5
Income tax expense	16.5	2.8	17.5	11.0
Interest expense	48.6	52.4	97.5	103.4
Interest income	(1.9)	(1.9)	(3.8)	(3.3)
Other expense, net	7.8	(0.2)	9.2	1.1
GAAP – Operating income	164.6	106.1	306.2	228.4
Operating margin - as a % of net sales	18.6%	13.4%	18.1%	14.6%
Restructuring costs (1)	5.6	13.3	9.7	15.7
Amortization of intangible assets (2)	46.1	46.0	92.4	92.1
Adjusted Operating Income	216.3	165.4	408.3	336.2
Adjusted operating margin - as a % of net sales	24.5%	20.9%	24.1%	21.5%
Depreciation	34.4	51.3	68.5	101.2
Adjusted EBITDA	$250.7	$216.7	$476.8	$437.4

Adjusted EBITDA – as a % of net sales	28.4%	27.3%	28.1%	27.9%
(1) Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization, (ii) workforce reductions and (iii) the wind-down of the Company’s Life Sciences Fluid Management business.
(2) Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and EPS

	Three months ended		Six months ended
(In millions, except per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$93.6	$52.8	$185.6	$115.7
Adjustments to net income:
Restructuring costs (1)	5.6	13.3	9.7	15.7
Equity investment impairment(2)	6.7	—	6.7	—
Loss on extinguishment of debt (3)	1.7	—	2.2	—
Amortization of intangible assets (4)	46.1	46.0	92.4	92.1
Tax effect of adjustments to net income and discrete tax items (5)	(11.0)	(11.5)	(21.4)	(21.4)
Non-GAAP Net Income	$142.7	$100.6	$275.2	$202.1

Diluted earnings per common share	$0.61	$0.35	$1.21	$0.76
Effect of adjustments to net income	0.32	0.31	0.58	0.57
Diluted Non-GAAP EPS	$0.93	$0.66	$1.79	$1.33

Diluted weighted average shares outstanding	153.6	151.9	153.4	152.0
(1) Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer facing organization (ii) workforce reductions and (iii) the wind-down of the Company’s Life Sciences Fluid Management business.
(2) Equity impairment loss in 2026.
(3) Loss on extinguishment of debt of our Term Loan Facility in 2026.
(4) Non-cash amortization expense associated with intangibles acquired in acquisitions.
(5) The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.

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
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of June 27, 2026. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of June 27, 2026, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The Company did not repurchase any of its common stock during the fiscal quarter ended June 27, 2026 under a board-authorized common stock repurchase plan.
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
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements

On May 14, 2026, Olivier Blachier, our President, Materials Solutions and Senior Vice President, Chief Innovation Officer, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Blachier’s plan provides for the sale of up to 11,270 shares of the Company’s common stock. The plan expires on April 30, 2027, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits
EXHIBIT INDEX

A.The Company hereby incorporates by reference as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Document Incorporates	Referenced Document on file with the Commission
3.1	Second Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended, dated as of May 7, 2026	Exhibit 3.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2026
3.2	Amended and Restated By-Laws of Entegris, Inc., as amended, dated as of May 7, 2026	Exhibit 3.2 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2026
10.1	Transition Agreement and Release, dated May 9, 2026, by and between Entegris, Inc. and Daniel Woodland*	Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2026
10.2
Amendment No. 4, dated as of April 29, 2026, among Entegris, Inc., as borrower, the other credit parties thereto, the lender parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent
Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2026
10.3	Offer Letter, dated April 29, 2026, by and between Sukhi Nagesh and the Company*	Entegris, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2026

B.The Company hereby files as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reg. S-K Item 601(b) Reference	Exhibit No.	Document Filed Herewith
(10)	10.4	Entegris, Inc. 2026 Global RSU Award Agreement.*
(10)	10.5	Entegris, Inc. 2026 FCF Performance Share Unit Award Agreement.*
(10)	10.6	Entegris, Inc. 2026 TSR Performance Share Unit Award Agreement.*
(31)	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
(31)	31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101)	101.SCH	XBRL Taxonomy Extension Schema Document
(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(104)	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A “management contract or compensatory plan”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: August 4, 2026	/s/ Sukhi Nagesh
Sukhi Nagesh
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as
principal financial officer)