Form 10-Q
period 2026-09-26
ENTEGRIS INC
filed 2026-10-29
CIK 1101302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, there were 152.8 million shares of the registrant’s common stock outstanding.

ENTEGRIS, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE QUARTER ENDED September 26, 2026

Cautionary Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “may,” “will,” “would” or the negative thereof and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on current management expectations and assumptions only as of the date of this Quarterly Report. They are not guarantees of future performance and they involve substantial risks and uncertainties that are difficult to predict and that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below:

Risks Related to Our Business and Industry
•Fluctuations in demand for semiconductors and volume of semiconductor manufacturing.
•Global economic uncertainty, including volatile financial markets, inflation and increased costs, trade wars, fluctuations in interest rates, economic recessions, and national debt and bank failures.
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

Other Risks
•The other factors and additional information described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2026, including under the heading “Risk Factors” in Part I, Item 1A, and in the Company’s other periodic filings with the SEC.

Except as required under the federal securities laws and the rules and regulations of the SEC, the Company undertakes no obligation to update any forward-looking statements or information contained herein, which speak as of their respective dates.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	September 26, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$356.5	$360.4
Trade accounts receivable, net of allowance for credit losses of $4.5 and $4.8	625.2	458.7
Inventories, net	769.0	643.2
Deferred tax charges and refundable income taxes	35.1	35.1
Other current assets	134.9	140.8
Total current assets	1,920.7	1,638.2
Property, plant and equipment, net of accumulated depreciation of $1,296.6 and $1,219.2	1,621.8	1,636.1
Right-of-use assets	111.5	108.7
Goodwill	3,950.0	3,946.7
Intangible assets, net of accumulated amortization of $1,316.9 and $1,186.0	769.1	906.9
Deferred tax assets and other noncurrent tax assets	126.8	91.6
Other noncurrent assets	40.7	22.3
Total assets	$8,540.6	$8,350.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$262.4	$171.5
Accrued payroll and related benefits	171.7	96.5
Accrued interest payable	64.9	24.3
Other accrued liabilities	167.6	113.9
Income taxes payable	55.5	82.4
Total current liabilities	722.1	488.6
Long-term debt, net of unamortized discount and debt issuance costs of $34.4 and $47.4	3,260.6	3,697.6
Pension benefit obligations and other liabilities	80.0	71.5
Deferred tax liabilities and other noncurrent tax liabilities	44.6	40.8
Long-term lease liabilities	100.4	98.6
Equity:
Preferred stock, par value $0.01; 5.0 shares authorized; none issued and outstanding as of September 26, 2026 and December 31, 2025	—	—
Common stock, par value $0.01; 400.0 shares authorized; issued and outstanding shares as of September 26, 2026: 153.0 and 152.8, respectively; issued and outstanding shares as of December 31, 2025: 152.1 and 151.9, respectively	1.5	1.5
Treasury stock, at cost: 0.2 shares held as of September 26, 2026 and December 31, 2025	(7.1)	(7.1)
Additional paid-in capital	2,550.3	2,472.0
Retained earnings	1,855.9	1,558.4
Accumulated other comprehensive loss	(67.7)	(71.4)
Total equity	4,332.9	3,953.4
Total liabilities and equity	$8,540.6	$8,350.5
See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(In millions, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,005.7	$807.1	$2,700.8	$2,372.7
Cost of sales	505.5	455.8	1,399.8	1,313.4
Gross profit	500.2	351.3	1,301.0	1,059.3
Selling, general and administrative expenses	136.5	101.8	380.6	320.2
Engineering, research and development expenses	87.5	80.9	245.6	250.0
Amortization of intangible assets	45.6	46.0	138.0	138.1
Operating income	230.6	122.6	536.8	351.0
Interest expense	45.4	47.9	142.9	151.3
Interest income	(1.5)	(1.8)	(5.3)	(5.1)
Other expense, net	0.2	4.2	9.4	5.3
Income before income tax expense	186.5	72.3	389.8	199.5
Income tax expense	28.7	1.5	46.2	12.5
Equity in net loss of affiliates	—	0.3	0.2	0.8
Net income	$157.8	$70.5	$343.4	$186.2

Basic earnings per common share	$1.03	$0.46	$2.25	$1.23
Diluted earnings per common share	$1.03	$0.46	$2.24	$1.22

Weighted average shares outstanding:
Basic	153.1	151.8	152.7	151.6
Diluted	153.9	152.3	153.6	152.1

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$157.8	$70.5	$343.4	$186.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4.5	(3.5)	3.7	9.1
Defined benefit pension adjustments	—	—	—	(0.1)
Interest rate swap - cash flow hedge, change in fair value - loss, net of tax benefit of $0.0 and $0.0 for the three and nine months ended September 26, 2026, respectively, and $0.3 and $1.3 for the three and nine months ended September 27, 2025	—	(1.1)	—	(4.6)
Other comprehensive income (loss), net of tax	4.5	(4.6)	3.7	4.4
Comprehensive income	$162.3	$65.9	$347.1	$190.6

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2024	151.3	(0.2)	151.1	$1.5	$(7.1)	$2,385.3	$1,383.9	$(77.6)	$—	$5.5	$3,691.5
Shares issued under stock plans	0.2	—	0.2	—	—	(6.6)	—	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	—	13.4	—	—	—	—	13.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Pension liability adjustment	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	—	—	—	5.4	—	—	5.4
Net income	—	—	—	—	—	—	62.9	—	—	—	62.9
Balance at March 29, 2025	151.5	(0.2)	151.3	$1.5	$(7.1)	$2,392.1	$1,431.6	$(72.2)	$(0.1)	$3.6	$3,749.4
Shares issued under stock plans	0.1	—	0.1	—	—	(2.0)	—	—	—	—	(2.0)
Share-based compensation expense	—	—	—	—	—	18.6	—	—	—	—	18.6
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Foreign currency translation	—	—	—	—	—	—	—	7.2	—	—	7.2
Net income	—	—	—	—	—	—	52.8	—	—	—	52.8
Balance at June 28, 2025	151.6	(0.2)	151.4	$1.5	$(7.1)	$2,408.7	$1,469.1	$(65.0)	$(0.1)	$2.0	$3,809.1
Shares issued under stock plans	0.2	—	0.2	—	—	12.6	—	—	—	—	12.6
Share-based compensation expense	—	—	—	—	—	18.4	—	—	—	—	18.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Interest rate swap - cash flow hedge	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Foreign currency translation	—	—	—	—	—	—	—	(3.5)	—	—	(3.5)
Net income	—	—	—	—	—	—	70.5	—	—	—	70.5
Balance at September 27, 2025	151.8	(0.2)	151.6	$1.5	$(7.1)	$2,439.7	$1,524.4	$(68.5)	$(0.1)	$0.9	$3,890.8

(In millions, except per share data)	Common shares issued	Treasury shares	Common shares outstanding	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Foreign currency translation adjustments	Defined benefit pension adjustments	Interest rate swap - cash flow hedge	Total
Balance at December 31, 2025	152.1	(0.2)	151.9	$1.5	$(7.1)	$2,472.0	$1,558.4	$(71.2)	$(0.2)	$—	$3,953.4
Shares issued under stock plans	0.4	—	0.4	—	—	3.9	—	—	—	—	3.9
Share-based compensation expense	—	—	—	—	—	16.7	—	—	—	—	16.7
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.2)	—	—	—	(15.2)
Foreign currency translation	—	—	—	—	—	—	—	(1.6)	—	—	(1.6)
Net income	—	—	—	—	—	—	92.0	—	—	—	92.0
Balance at March 28, 2026	152.5	(0.2)	152.3	$1.5	$(7.1)	$2,492.6	$1,635.2	$(72.8)	$(0.2)	$—	$4,049.2
Shares issued under stock plans	0.4	—	0.4	—	—	9.5	—	—	—	—	9.5
Share-based compensation expense	—	—	—	—	—	18.4	—	—	—	—	18.4
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.3)	—	—	—	(15.3)
Foreign currency translation	—	—	—	—	—	—	—	0.8	—	—	0.8
Net income	—	—	—	—	—	—	93.6	—	—	—	93.6
Balance at June 27, 2026	152.9	(0.2)	152.7	$1.5	$(7.1)	$2,520.5	$1,713.5	$(72.0)	$(0.2)	$—	$4,156.2
Shares issued under stock plans	0.1	—	0.1	—	—	10.1	—	—	—	—	10.1
Share-based compensation expense	—	—	—	—	—	19.7	—	—	—	—	19.7
Dividends declared ($0.10 per share)	—	—	—	—	—	—	(15.4)	—	—	—	(15.4)
Foreign currency translation	—	—	—	—	—	—	—	4.5	—	—	4.5
Net income	—	—	—	—	—	—	157.8	—	—	—	$157.8
Balance at September 26, 2026	153.0	(0.2)	152.8	$1.5	$(7.1)	$2,550.3	$1,855.9	$(67.5)	$(0.2)	$—	$4,332.9

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In millions)	September 26, 2026	September 27, 2025
Operating activities:
Net income	$343.4	$186.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102.4	151.6
Amortization	138.0	138.1
Share-based compensation expense	54.8	50.4
Provision for deferred income taxes	(23.2)	(54.8)
Loss on extinguishment of debt	3.9	1.7
Charge for excess and obsolete inventory	27.1	26.7
Impairment of long-lived assets	10.5	6.3
Amortization of debt issuance costs and original issuance discounts	9.6	10.5
Other	5.3	11.6
Changes in operating assets and liabilities:
Trade accounts receivable	(167.5)	7.5
Inventories	(153.2)	(34.4)
Accounts payable and accrued liabilities	266.7	34.5
Other current assets	8.9	8.1
Income taxes payable and refundable income taxes	(24.0)	(41.5)
Other	3.3	0.9
Net cash provided by operating activities	606.0	503.4
Investing activities:
Acquisition of property, plant and equipment	(124.0)	(241.2)
Proceeds from government incentives	5.4	8.2
Other	(5.3)	(1.5)
Net cash used in investing activities	(123.9)	(234.5)
Financing activities:
Proceeds from revolving credit facility	65.0	532.0
Payments of revolving credit facility	(65.0)	(532.0)
Payments of long-term debt	(450.0)	(150.0)
Payments for debt issuance costs	(2.0)	—
Payments for dividends	(46.2)	(45.7)
Proceeds from issuance of common stock	33.6	3.6
Taxes paid related to net share settlement of equity awards	(20.8)	(10.6)
Other	(1.4)	(1.4)
Net cash used in financing activities	(486.8)	(204.1)
Effect of exchange rate changes on cash and cash equivalents	0.8	5.8
(Decrease) increase in cash and cash equivalents	(3.9)	70.6
Cash and cash equivalents at beginning of period	360.4	329.2
Cash and cash equivalents at end of period	$356.5	$399.8

See the accompanying notes to condensed consolidated financial statements.

ENTEGRIS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Cash Flow Information	Nine months ended
(In millions)	September 26, 2026	September 27, 2025
Non-cash transactions:
Equipment purchases in accounts payable	$25.3	$17.2
Share issuance in exchange for extinguishment of Employee Stock Purchase Plan liability	10.5	11.0
Schedule of interest and income taxes paid:
Interest paid, net of capitalized interest	90.4	94.7
Income taxes paid, net of refunds received	90.3	108.6
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
Basis of Presentation The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments considered necessary, and are of a normal recurring nature, to present fairly the Company’s financial position as of September 26, 2026 and December 31, 2025, the results of operations and comprehensive income for the three and nine months ended September 26, 2026 and September 27, 2025, the equity statements as of and for the three and nine months ended September 26, 2026 and September 27, 2025, and cash flows for the nine months ended September 26, 2026 and September 27, 2025.
The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 26, 2026 are not necessarily indicative of the results to be expected for the full year.
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
In January 2026, we completed an assessment of the useful lives of our property, plant and equipment and adjusted the estimated useful lives of certain property, plant and equipment to more closely reflect the expected economic lives of these assets. These adjustments followed an analysis of our actual usage of assets, including the technological and physical obsolescence of these assets, our ability to continue to use equipment, historical usage trends, and anticipated capital plans and technology roadmaps, as well as industry trends and practices. Based on this analysis, we determined that the increase in useful lives was warranted and consistent with the Company’s historical and anticipated use of these assets. The updated estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 5 to 35 years increased to 12 to 40 years; manufacturing equipment, 5 to 10 years increased to 14 years; canisters and cylinders, 3 to 12 years increased to 3 to 19 years; molds, 3 to 5 years increased to 9 years and lab equipment, 3 to 8 years increased to 9 years. The effect of this change in estimate on assets in service as of December 31, 2025 during the three and nine months ended September 26, 2026 was a reduction in depreciation expense of $17.9 million and $55.6 million, respectively, and an increase in net income of approximately $14.8 million and $38.1 million, or $0.10 and $0.25 per basic and $0.10 and $0.25 per diluted share, respectively.

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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation and disclosure of government grants received by business entities. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 but does not expect ASU 2025-10 adoption to have a material impact on its consolidated financial statements.
2. REVENUES
The following table provides information about disaggregated net sales by customer category:

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Semiconductor:
Fabs	$589.8	$494.5	$1,605.6	$1,456.7
Equipment and Engineering	192.1	115.2	493.7	347.6
Chemical and Materials	103.5	81.3	279.9	236.3
Semi Distributor and Other	70.7	75.0	189.1	210.8
Non-Semi	49.6	41.1	132.5	121.3
Total net sales	$1,005.7	$807.1	$2,700.8	$2,372.7
The following table provides information about current contract liabilities from contracts with customers. The contract liabilities are included in Other accrued liabilities in the condensed consolidated balance sheets.

(In millions)	September 26, 2026	September 27, 2025
Balance at beginning of year	$49.9	$41.7
Revenue recognized that was included in the contract liability balance at the beginning of the period	(39.4)	(36.4)
Increases due to cash received, excluding amounts recognized as revenue during the period	63.6	43.5
Balance at end of period	$74.1	$48.8

3. INVENTORIES
Inventories consisted of the following:

(In millions)	September 26, 2026	December 31, 2025
Raw materials	$278.5	$240.0
Work-in-process	83.8	55.4
Finished goods (1)	406.7	347.8
Total inventories, net	$769.0	$643.2
(1) Includes consignment inventories held by customers of $30.0 million and $25.1 million at September 26, 2026 and December 31, 2025, respectively.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments, Materials Solutions (“MS”) and Advanced Purity Solutions (“APS”), was as follows at September 26, 2026 and December 31, 2025:

(In millions)	MS	APS	Total
December 31, 2025	$3,631.3	$315.4	$3,946.7
Foreign currency translation	—	3.3	3.3
September 26, 2026	$3,631.3	$318.7	$3,950.0
Identifiable intangible assets at September 26, 2026 and December 31, 2025 consisted of the following:

	September 26, 2026
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying value
Developed technology	$1,264.7	$856.3	$408.4
Trademarks and trade names	172.1	67.9	104.2
Customer relationships	631.2	375.5	255.7
Other (1)	18.0	17.2	0.8
	$2,086.0	$1,316.9	$769.1
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
Future amortization expense relating to intangible assets currently recorded in the Company’s condensed consolidated balance sheets is estimated to be the following at September 26, 2026:

(In millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expense	$45.6	$179.8	$177.4	$111.7	$39.3	$215.3	$769.1

5. DEBT
The Company’s debt as of September 26, 2026 and December 31, 2025 consisted of the following:

(In millions)	September 26, 2026	December 31, 2025
Term Loans B due 2029	$—	$450.0
Secured Notes due 2029 at 4.75%	1,600.0	1,600.0
Senior Notes due 2030 at 5.95%	895.0	895.0
Senior Notes due 2029 at 3.63%	400.0	400.0
Senior Notes due 2028 at 4.38%	400.0	400.0
Revolving Credit Facility due 2031 (1)	—	—
Total debt (par value)	3,295.0	3,745.0
Less: Unamortized discount and debt issuance costs	(34.4)	(47.4)
Total debt, net	$3,260.6	$3,697.6
Annual maturities of long-term debt, excluding unamortized discount and debt issuance costs, due as of September 26, 2026 were as follows:

(In millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt obligation maturities	$—	$—	$400.0	$2,000.0	$895.0	$—	$3,295.0
(1) Our senior secured revolving credit facility due 2031 (the “Revolving Credit Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus an applicable margin of 1.25%, 1.5% or 1.75% or (ii) a base rate plus an applicable margin of 0.25%, 0.5% or 0.75%, in each case depending on the Company’s first lien net leverage ratio. As of September 26, 2026, the applicable margins were 1.25% and 0.25%, respectively. During the three and nine months ended September 26, 2026, the Company borrowed and repaid zero and $65.0 million, respectively, under the Revolving Credit Facility. The Revolving Credit Facility has commitments of $750.0 million as of September 26, 2026. There were no borrowings outstanding under the Revolving Credit Facility as of September 26, 2026 and December 31, 2025.
During the three and nine months ended September 26, 2026, the Company repaid a total of $200.0 million and $450.0 million, respectively, of the outstanding borrowings under the Term Loans B. As of September 26, 2026, all outstanding borrowings under the Term Loans B had been fully repaid. In connection with these repayments, the Company incurred a pre-tax loss on extinguishment of debt of $1.7 million and $3.9 million for the three and nine months ended September 26, 2026, which is included in Other expense, net in the condensed consolidated statements of operations.
On April 29, 2026, the Company amended the Revolving Credit Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $750.0 million, up from $575.0 million, and to extend the maturity to April 29, 2031 from July 6, 2027, and to revise the applicable interest rate margins, commitment fees and certain negative covenants.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company is required to record certain assets and liabilities at fair value. The valuation methods used for determining the fair value of these financial instruments by hierarchy are as follows:
Level 1: Assets consist of cash and cash equivalents, including investments in institutional money market funds, and investments in mutual funds. Institutional money market funds and mutual funds are valued using quoted prices in active markets for identical assets. Cash held in various bank accounts to support the Company's operations is carried at cost, which approximates fair value due to its short-term nature.
Level 2 There were no Level 2 financial instruments.
Level 3 There were no Level 3 financial instruments.

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

	Fair Value Measurements at Reporting Date Using
(In millions)	Level 1		Level 2		Level 3		Total
Assets:	September 26, 2026	December 31, 2025	September 26, 2026	December 31, 2025	September 26, 2026	December 31, 2025	September 26, 2026	December 31, 2025
Cash and cash equivalents	$356.5	$360.4	$—	$—	$—	$—	$356.5	$360.4
Mutual fund investment (1)	10.0	—	—	—	—	—	10.0	—
Total	$366.5	$360.4	$—	$—	$—	$—	$366.5	$360.4
(1) The mutual fund investment is shown as a component of other noncurrent assets on the condensed consolidated balance sheet.
Other Fair Value Disclosures
The estimated fair value and carrying value of our debt as of September 26, 2026 and December 31, 2025 were as follows:

	September 26, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt, net	$3,260.6	$3,176.1	$3,697.6	$3,738.0
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

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Basic—weighted average common shares outstanding	153.1	151.8	152.7	151.6
Weighted average common shares assumed upon exercise of stock options and vesting of restricted common stock	0.8	0.5	0.9	0.5
Diluted—weighted average common shares and common shares equivalent outstanding	153.9	152.3	153.6	152.1
The Company excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Shares excluded from calculations of diluted EPS	0.1	1.0	0.2	0.9

8. OTHER EXPENSE, NET
Other expense (income), net for the three and nine months ended September 26, 2026 and September 27, 2025 consisted of the following:

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
(Gain) loss on foreign currency transactions	$(1.1)	$2.5	(1.1)	4.5
Loss on extinguishment of debt	1.7	1.7	3.9	1.7
Equity investment impairment	—	—	6.7	—
Other income, net	(0.4)	—	(0.1)	(0.9)
Other expense, net	$0.2	$4.2	$9.4	$5.3
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
Summarized financial information for the Company’s reportable segments is shown in the following tables for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended
	September 26, 2026
(In millions)	MS	APS	Inter-segment	Total
Net sales	$404.1	$604.9	$(3.3)	$1,005.7
Cost of sales	219.2	289.6	(3.3)	505.5
Operating expenses	100.6	102.6	—	203.2
Segment profit	$84.3	$212.7	$—	$297.0

	Three months ended
	September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$348.6	$460.8	$(2.3)	$807.1
Cost of sales	203.4	254.7	(2.3)	455.8
Operating expenses	80.0	87.9	—	167.9
Segment profit	$65.2	$118.2	$—	$183.4

	Nine months ended
	September 26, 2026
(In millions)	MS	APS	Inter-segment	Total
Net sales	$1,126.5	$1,583.1	$(8.8)	$2,700.8
Cost of sales	619.3	789.3	(8.8)	1,399.8
Operating expenses	269.3	296.6	—	565.9
Segment profit	$237.9	$497.2	$—	$735.1

	Nine months ended
	September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
Net sales	$1,044.9	$1,334.6	$(6.8)	$2,372.7
Cost of sales	584.9	735.3	(6.8)	1,313.4
Operating expenses	247.3	277.1	—	524.4
Segment profit	$212.7	$322.2	$—	$534.9

The following table reconciles total segment profit to income before income tax expense for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total segment profit	$297.0	183.4	$735.1	$534.9
Less:
Amortization of intangible assets	45.6	46.0	138.0	138.1
Unallocated general and administrative expenses	20.8	14.8	60.3	45.8
Operating income	230.6	122.6	536.8	351.0
Interest expense	45.4	47.9	142.9	151.3
Interest income	(1.5)	(1.8)	(5.3)	(5.1)
Other expense, net	0.2	4.2	9.4	5.3
Income before income tax expense	$186.5	$72.3	$389.8	$199.5
The following table summarizes depreciation for the Company’s reportable segments for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Depreciation:
MS	$14.4	$21.7	$43.1	$67.1
APS	19.5	28.7	59.3	84.5
Total depreciation	$33.9	$50.4	$102.4	$151.6

In the following tables, net sales are disaggregated by customers’ country or region based on the ship to location of the customer for the three and nine months ended September 26, 2026 and September 27, 2025, respectively.

	Three months ended September 26, 2026
(In millions)	MS	APS	Inter-segment	Total
North America	$76.4	$93.0	$(3.3)	$166.1
Taiwan	82.8	178.9	—	261.7
China	66.2	112.4	—	178.6
South Korea	56.7	78.7	—	135.4
Japan	43.0	58.2	—	101.2
Europe	30.5	39.0	—	69.5
Southeast Asia	48.5	44.7	—	93.2
	$404.1	$604.9	$(3.3)	$1,005.7

	Three months ended September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$67.3	$70.6	$(2.3)	$135.6
Taiwan	74.3	111.9	—	186.2
China	60.4	117.5	—	177.9
South Korea	49.4	60.4	—	109.8
Japan	35.4	43.1	—	78.5
Europe	25.8	31.7	—	57.5
Southeast Asia	36.0	25.6	—	61.6
	$348.6	$460.8	$(2.3)	$807.1

	Nine months ended September 26, 2026
(In millions)	MS	APS	Inter-segment	Total
North America	$203.0	$258.0	$(8.8)	$452.2
Taiwan	233.8	461.2	—	695.0
China	194.8	299.9	—	494.7
South Korea	163.0	197.3	—	360.3
Japan	126.3	156.3	—	282.6
Europe	82.5	101.7	—	184.2
Southeast Asia	123.1	108.7	—	231.8
	$1,126.5	$1,583.1	$(8.8)	$2,700.8

	Nine months ended September 27, 2025
(In millions)	MS	APS	Inter-segment	Total
North America	$203.1	$232.2	$(6.8)	$428.5
Taiwan	207.1	330.3	—	537.4
China	203.3	293.0	—	496.3
South Korea	151.4	168.5	—	319.9
Japan	99.6	131.3	—	230.9
Europe	74.2	102.7	—	176.9
Southeast Asia	106.2	76.6	—	182.8
	$1,044.9	$1,334.6	$(6.8)	$2,372.7

10. RESTRUCTURING COSTS

During 2025 and 2026, the Company initiated certain business restructuring activities aimed at improving operational efficiency and aligning resources with strategic priorities. These activities resulted in restructuring charges primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer-facing organization, which occurred in the fourth quarter of 2024, (ii) commencing in the second quarter of 2025, workforce reductions and the abandonment of certain capital equipment no longer necessary for the Company’s long-term objectives, and (iii) actions that occurred in the second quarter of 2026 associated with the planned wind-down of the Company’s Life Sciences Fluid Management business, which includes the then-planned closure of a manufacturing facility. These restructuring activities are deemed to be discrete initiatives that are different from the Company’s ongoing productivity improvements.

The charges related to these restructuring activities were recognized in the condensed consolidated statements of operations for the three and nine months ended September 26, 2026 and September 27, 2025 and were as follows:

	Three months ended September 26, 2026			Three months ended September 27, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
Cost of sales	$0.2	$—	$0.2	$0.3	$—	$0.3
Selling, general and administrative	0.8	—	0.8	0.4	—	0.4
Engineering, research and development	0.5	—	0.5	1.0	—	1.0
Total	$1.5	$—	$1.5	$1.7	$—	$1.7

	Nine months ended September 26, 2026			Nine months ended September 27, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
Cost of sales	$0.7	$—	$0.7	$2.6	$—	$2.6
Selling, general and administrative	5.0	3.8	8.8	5.4	6.3	11.7
Engineering, research and development	1.7	—	1.7	3.1	—	3.1
Total	$7.4	$3.8	$11.2	$11.1	$6.3	$17.4

Restructuring charges by reportable segment as well as unallocated corporate level charges for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows:

	Three months ended September 26, 2026			Three months ended September 27, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
MS	$0.1	$—	$0.1	$0.7	$—	$0.7
APS	1.7	—	1.7	1.0	—	1.0
Unallocated corporate	(0.3)	—	(0.3)	—	—	—
Total	$1.5	$—	$1.5	$1.7	$—	$1.7

	Nine months ended September 26, 2026			Nine months ended September 27, 2025
(In millions)	Employee Termination Benefits	Asset Impairment Charges	Total	Employee Termination Benefits	Asset Impairment Charges	Total
MS	$1.3	$—	$1.3	$3.8	$—	$3.8
APS	4.3	3.8	8.1	6.9	6.3	13.2
Unallocated corporate	1.8	—	1.8	0.4	—	0.4
Total	$7.4	$3.8	$11.2	$11.1	$6.3	$17.4

11. SUBSEQUENT EVENTS
Dividend
On October 14, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on November 18, 2026, to shareholders of record on the close of business on October 28, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operation should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A “Risk Factors” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) as well as our other U.S. Securities and Exchange Commission (“SEC”) filings for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report. These forward-looking statements are made only as of the date hereof, and, except as legally required, the Company assumes no obligation to publicly release the results of any revisions or updates to these forward-looking statements to reflect future events, unanticipated occurrences or otherwise.

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

With our complementary capabilities, we believe we are uniquely positioned to create new, co-optimized and increasingly integrated solutions for our customers, which are designed to translate into improved device performance, lower cost of ownership and faster time to market. For example, we have the capabilities and core competencies to develop and co-optimize offerings solving customers’ complex manufacturing challenges across the deposition, CMP process and post-CMP modules, with solutions including advanced deposition materials, CMP slurries, pads and post-CMP cleaning chemistries (each from our MS segment), and CMP slurry filters, high-purity packaging and fluid monitoring systems (each from our APS segment).

The Company’s fiscal year is the calendar period ending each December 31. The Company’s fiscal quarters consist of 13-week or 14-week periods that end on a Saturday. The Company’s fiscal quarters in 2026 end on March 28, 2026, June 27, 2026, September 26, 2026 and December 31, 2026.
Global Trade Environment

Recent and continuing developments in U.S. and foreign trade policy have heightened global trade tensions and created significant uncertainty in macroeconomic and geopolitical environments, particularly with respect to China. Beginning in 2025, the U.S. government imposed tariffs and other trade measures affecting products and materials imported into the U.S., prompting protectionist and retaliatory actions by other countries. The U.S. government has initiated, and in certain cases, concluded investigations that have led, or may lead, to additional tariffs under Section 301 of the Trade Act of 1974, as amended, covering a broad range of products and trading partners, including countries in which we operate. The U.S. government has also imposed sector-specific tariffs, including on certain semiconductors, and has indicated that broader tariffs on semiconductors and related products may follow. If new tariffs are imposed by the U.S., other countries, including countries into which we sell, may once again impose protectionist and retaliatory measures. Certain arrangements between the U.S. and China that reduced tariffs and suspended certain export controls are temporary, and their expiration or non-renewal could result in higher tariffs or new restrictions affecting our products and supply chain. The U.S. tariff framework remains subject to ongoing litigation, legislative action, and potential additional executive action, any of which could materially alter the tariff rates applicable to our products and supply chain.

Because of the global nature of our business, these trade developments have exposed, and may continue to expose, our business and operations to various risks, particularly supply chain-related risks. The imposition of tariffs and other trade measures (i) has increased, and may continue to increase, our sourcing and manufacturing costs, (ii) has required, and may continue to require, us to adjust our supply chain and find alternative suppliers, (iii) may result in manufacturing and delivery delays and (iv) has increased, and may continue to increase, our compliance obligations and related costs. In addition, foreign governments may apply rules of origin or other trade measures that treat products we manufacture outside the United States as U.S.-origin goods, potentially subjecting those products to retaliatory tariffs or other restrictions that increase costs for our customers and reduce demand for our products in those markets. Foreign governments have also imposed, and may further impose, export controls or licensing requirements on raw materials and inputs on which we rely, which could disrupt our supply chain or increase our costs. As a result, we may face a reduction in the demand for, and in the competitiveness of, our products, including from increased local or domestically sourced competition, harm to our relationships with our customers, and decreased profitability. These risks may be exacerbated by the overall macroeconomic uncertainty stemming from current trade tensions which may slow economic growth and negatively impact the demand for products containing semiconductors, thereby decreasing the demand for our products.

Our strategy has been, and will continue to be, to build a resilient supply chain and a global manufacturing footprint near our customers. While this strategy is intended to mitigate the financial and operational impact of these trade policies, our business has been, and we expect it will be continue to be, impacted, particularly in the near term, by elevated tariffs imposed on our products. Certain tariffs are not eligible for duty drawback or preferential treatment under free trade agreements, which may limit the options available to us to mitigate their impact. Given the dynamic nature of this situation, the direct and indirect impact to our customers and our business is difficult to quantify; however, we will continue to closely monitor this evolving situation, further leverage our global footprint and regional supply chain, and explore additional options to mitigate trade-related risks.

Impact of Conflicts in the Middle East

The ongoing military conflict in the Middle East involving the U.S., Israel, Iran and other countries has caused uncertainty and volatility in the global markets, including, but not limited to, disruptions to shipping routes, oil and natural gas shortages, energy price fluctuations and availability of certain raw materials used in the production of our products. Revenue relating to products manufactured from raw materials or components sourced from or through this region does not constitute a material portion of our business and historically, we have not derived significant revenue from the region; however, as part of our commitment to the uninterrupted supply and uncompromised quality of our products, we have proactively implemented mitigation measures to manage the situation, including securing additional materials and building inventory, evaluating and activating established business continuity plans, and implementing prioritization measures in order to ensure operational stability. We will continue to closely monitor the situation and evaluate (and, as necessary, implement) additional mitigation measures.

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

This change in accounting estimate is effective beginning in fiscal year 2026 and is applied prospectively to the assets on our balance sheet as of December 31, 2025 and to future asset purchases. Based on the carrying amount of the assets included in property, plant and equipment, net in our condensed consolidated balance sheet as of December 31, 2025, we expect total depreciation expense in 2026 to be reduced by approximately $73.0 million, with the reduction recognized primarily in cost of sales and R&D expenses. For further discussion of the change, see Note 1 to the condensed consolidated financial statements.

Amended Revolving Credit Facility

On April 29, 2026, the Company amended the Revolving Credit Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $750.0 million, up from $575.0 million, and to extend the maturity to April 29, 2031 from July 6, 2027.

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

Three and Nine Months Ended September 26, 2026 Compared to Three and Nine Months Ended September 27, 2025
The following table compares operating results for the three and nine months ended September 26, 2026 and September 27, 2025, both in dollars and as a percentage of net sales, for each caption.

	Three months ended				Nine months ended
(Dollars in millions)	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
Net sales	$1,005.7	100.0%	$807.1	100.0%	$2,700.8	100.0%	$2,372.7	100.0%
Cost of sales	505.5	50.3	455.8	56.5	1,399.8	51.8	1,313.4	55.4
Gross profit	500.2	49.7	351.3	43.5	1,301.0	48.2	1,059.3	44.6
Selling, general and administrative expenses	136.5	13.6	101.8	12.6	380.6	14.1	320.2	13.5
Engineering, research and development expenses	87.5	8.7	80.9	10.0	245.6	9.1	250.0	10.5
Amortization of intangible assets	45.6	4.5	46.0	5.7	138.0	5.1	138.1	5.8
Operating income	230.6	22.9	122.6	15.2	536.8	19.9	351.0	14.8
Interest expense	45.4	4.5	47.9	5.9	142.9	5.3	151.3	6.4
Interest income	(1.5)	(0.1)	(1.8)	(0.2)	(5.3)	(0.2)	(5.1)	(0.2)
Other expense, net	0.2	—	4.2	0.5	9.4	0.3	5.3	0.2
Income before income tax expense	186.5	18.5	72.3	9.0	389.8	14.4	199.5	8.4
Income tax expense	28.7	2.9	1.5	0.2	46.2	1.7	12.5	0.5
Equity in net loss of affiliates	—	—	0.3	—	0.2	—	0.8	—
Net income	$157.8	15.7%	$70.5	8.7%	$343.4	12.7%	$186.2	7.8%
Net sales For the three months ended September 26, 2026, net sales increased by 24.6% to $1,005.7 million, compared to $807.1 million for the three months ended September 27, 2025. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the three months ended September 27, 2025	$807.1
Increase primarily associated with volume	205.8
Decrease associated with effect of foreign currency translation	(7.2)
Net sales in the three months ended September 26, 2026	$1,005.7
As described in the table above, the increase in net sales was primarily attributable to a $205.8 million increase in net sales driven primarily by higher demand across both reporting segments, particularly for products supporting advanced logic and memory semiconductor production and the fabs being built to manufacture them, partially offset by a decrease of $7.2 million of sales attributable to unfavorable foreign currency translations, mainly due to the weakening of the Japanese yen relative to the U.S. dollar, compared to the fiscal quarter ended September 27, 2025.
On a geographic basis, sales percentage by customers’ country or region for the three months ended September 26, 2026 and September 27, 2025 and the percentage increase (decrease) in net sales for the three months ended September 26, 2026 compared to net sales for the three months ended September 27, 2025 were as follows:

	Three months ended
	September 26, 2026	September 27, 2025	Percentage increase (decrease) in sales
North America	17%	17%	22%
Taiwan	26%	23%	41%
China	18%	22%	—%
South Korea	13%	14%	23%
Japan	10%	10%	29%
Europe	7%	7%	21%
Southeast Asia	9%	8%	51%
Sales increased year over year in all disclosed geographic regions as a result of stronger demand for our products, particularly for products supporting the advanced nodes, except in China, where sales were flat compared with the prior-year period.
Net sales for the nine months ended September 26, 2026 increased by 13.8% to $2,700.8 million, compared to $2,372.7 million for the nine months ended September 27, 2025. An analysis of the factors underlying the change in net sales is presented in the following table:

(In millions)
Net sales in the nine months ended September 27, 2025	$2,372.7
Increase primarily associated with volume	341.2
Decrease associated with effect of foreign currency translation	(13.1)
Net sales in the nine months ended September 26, 2026	$2,700.8
As described in the table above, the increase in net sales was primarily attributable to a $341.2 million increase in net sales driven primarily by higher demand across both reporting segments, partially offset by a decrease of $13.1 million of sales attributable to unfavorable foreign currency translations, mainly due to the weakening of the Japanese yen relative to the U.S. dollar, compared to the nine months ended September 27, 2025.
On a geographic basis, sales percentage by customers’ country or region for the nine months ended September 26, 2026 and September 27, 2025 and the percentage increase (decrease) in net sales for the nine months ended September 26, 2026 compared to the net sales for the nine months ended September 27, 2025 were as follows:

	Nine months ended
	September 26, 2026	September 27, 2025	Percentage increase (decrease) in sales
North America	17%	18%	6%
Taiwan	26%	23%	29%
China	18%	21%	—%
South Korea	13%	13%	13%
Japan	10%	10%	22%
Europe	7%	7%	4%
Southeast Asia	9%	8%	27%
The increase in sales to customers in North America primarily relates to increased demand for APS products across the semiconductor ecosystem, while sales of MS products were relatively unchanged. The increase in sales to customers in Taiwan primarily relates to increased demand for both MS and APS products, particularly for products supporting the advanced nodes. Sales to customers in China were relatively unchanged compared to the prior-year period as increased demand for APS products was substantially offset by lower demand for MS products. The increase in sales to customers in South Korea, Japan and Southeast Asia primarily relates to increased demand for both MS and APS products, particularly for products supporting the advanced nodes. The increase in sales to customers in Europe primarily relates to increased demand for MS products.
Gross margin The following table sets forth gross margin (gross profit as a percentage of net sales):

	Three months ended			Nine months ended
	September 26, 2026	September 27, 2025	Percentage point change	September 26, 2026	September 27, 2025	Percentage point change
Gross margin:	49.7%	43.5%	6.2	48.2%	44.6%	3.6
Gross margin increased by 6.2 percentage points for the three months ended September 26, 2026, compared to the same period in the prior year. Gross margin increased primarily as a result of increased production volumes enabled by strong operational performance across our manufacturing facilities, a decrease in depreciation expense due to the change in useful lives for specific property, plant and equipment and tariff refunds. See Note 1 to the condensed consolidated financial statements for further discussion of the change.
Gross margin increased by 3.6 percentage points for the nine months ended September 26, 2026, compared to the same period in the prior year. Gross margin increased primarily as a result of increased production volumes enabled by strong operational performance across our manufacturing facilities, a decrease in depreciation expense due to the change in useful lives for specific property, plant and equipment and tariff refunds. See Note 1 to the condensed consolidated financial statements for further discussion of the change.
Selling, general and administrative expenses Selling, general and administrative (“SG&A”) expenses were $136.5 million in the three months ended September 26, 2026, compared to $101.8 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the fiscal quarter ended September 27, 2025	$101.8
Employee costs, primarily related to variable compensation	18.8
Professional services	9.2
Other increases, net	6.7
Selling, general and administrative expenses in the fiscal quarter ended September 26, 2026	$136.5
SG&A expenses were $380.6 million in the nine months ended September 26, 2026, compared to $320.2 million in the year-ago period. The factors underlying the change in SG&A expenses are presented in the following table:

(In millions)
Selling, general and administrative expenses in the nine months ended September 27, 2025	$320.2
Employee costs, primarily related to variable compensation	37.5
Professional services	14.8
Other increases, net	8.1
Selling, general and administrative expenses in the nine months ended September 26, 2026	$380.6
Engineering, research and development expenses The Company’s ER&D efforts focus on the support or extension of current product lines and the development of new products and manufacturing technologies. ER&D expenses were $87.5 million in the three months ended September 26, 2026 compared to $80.9 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the fiscal quarter ended September 27, 2025	$80.9
Employee costs, primarily related to variable compensation	6.5
Project-related expenses	2.1
Depreciation expense	(2.9)
Other increases, net	0.9
Engineering, research and development expenses in the fiscal quarter ended September 26, 2026	$87.5
ER&D expenses were $245.6 million in the nine months ended September 26, 2026 compared to $250.0 million in the year-ago period. The factors underlying ER&D expenses are presented in the following table:

(In millions)
Engineering, research and development expenses in the nine months ended September 27, 2025	$250.0
Project-related expenses	(8.9)
Depreciation expense	(8.1)
Employee costs, primarily related to variable compensation	9.3
Other increases, net	3.3
Engineering, research and development expenses in the nine months ended September 26, 2026	$245.6
Amortization of intangible assets Amortization of intangible assets was $45.6 million in the three months ended September 26, 2026, compared to $46.0 million for the three months ended September 27, 2025.
Amortization of intangible assets was $138.0 million in the nine months ended September 26, 2026, compared to $138.1 million for the nine months ended September 27, 2025.
Interest expense Interest expense includes interest associated with debt outstanding and the amortization of debt issuance costs and original issuance discounts associated with such borrowings. Interest expense was $45.4 million in the three months ended September 26, 2026, compared to $47.9 million in the three months ended September 27, 2025. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Interest expense was $142.9 million in the nine months ended September 26, 2026, compared to $151.3 million in the nine months ended September 27, 2025. The decrease primarily reflects lower interest expense related to lower average debt balances for the period due to repayments on the Company’s outstanding debt.
Other expense, net Other expense, net was $0.2 million in the three months ended September 26, 2026 and consisted mainly of a loss on extinguishment of debt of $1.7 million, partially offset by foreign currency transaction gains of $1.1 million. Other expense, net was $4.2 million in the three months ended September 27, 2025 and consisted mainly of foreign currency transaction losses of $2.5 million and a loss on extinguishment of debt of $1.7 million.
Other expense, net was $9.4 million in the nine months ended September 26, 2026 and consisted mainly of equity investment impairment of $6.7 million and a loss on extinguishment of debt of $3.9 million. Other expense, net was $5.3 million in the nine months ended September 27, 2025 and consisted mainly of foreign currency transaction losses of 4.5 million and a loss on extinguishment of debt of $1.7 million.

Income tax expense Income tax expense was $28.7 million in the three months ended September 26, 2026, compared to income tax expense of $1.5 million in the three months ended September 27, 2025. The Company’s effective income tax rate was 15.4% for the three months ended September 26, 2026, compared to 2.1% for the three months ended September 27, 2025 The effective tax rate for the quarter ended September 26, 2026 was higher primarily due to an increase in pre-tax book income in the quarter and the release of unrecognized tax benefits in the quarter ended September 27, 2025 that did not recur in the quarter ended September 26, 2026.

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
Net income Due to the factors noted above, the Company recorded net income of $157.8 million, or $1.03 per diluted share, in the three months ended September 26, 2026, compared to net income of $70.5 million, or $0.46 per diluted share, in the three months ended September 27, 2025.
In the nine months ended September 26, 2026, the Company recorded net income of $343.4 million, or $2.24 per diluted share, compared to net income of $186.2 million, or $1.22 per diluted share, in the nine months ended September 27, 2025.
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
The following table compares non-GAAP financial measures for the three and nine months ended September 26, 2026 and September 27, 2025, both in dollars and as a percentage of net sales, for each caption.

	Three months ended			Nine months ended
(In millions)	September 26, 2026	September 27, 2025	Percent Change	September 26, 2026	September 27, 2025	Percent Change
Adjusted Operating Income	$269.4	$170.3	58%	$677.7	$506.5	34%
Adjusted Operating Margin - as a % of net sales	26.8%	21.1%		25.1%	21.3%

Adjusted EBITDA	$303.3	$220.7	37%	$780.1	$658.1	19%
Adjusted EBITDA - as a % of net sales	30.2%	27.3%		28.9%	27.7%

Non-GAAP EPS	$1.23	$0.72	71%	$3.03	$2.05	48%
The increase in Adjusted Operating Income and Non-GAAP EPS for the three and nine months ended September 26, 2026 compared to the year-ago period is generally attributable to an increase in sales, operating leverage in our manufacturing facilities and decrease in depreciation expense due to the change in useful lives of specific property, plant and equipment, partially offset by an increase in SG&A expenses, primarily related to variable compensation.
The increase in Adjusted EBITDA for the three and nine months ended September 26, 2026 compared to the year-ago period is generally attributable to an increase in sales, operating leverage in our manufacturing facilities, partially offset by an increase in SG&A expenses, primarily related to variable compensation.
Segment Analysis
The Company currently reports its financial performance based on two reporting segments. The following is a discussion of the results of operations of these two business segments. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s two segments.
The following table presents selected net sales and segment profit data for the Company’s two reportable segments, along with unallocated general and administrative expenses, for the three and nine months ended September 26, 2026 and September 27, 2025.

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Materials Solutions
Net sales	$404.1	$348.6	$1,126.5	$1,044.9
Segment profit	84.3	65.2	237.9	212.7
Advanced Purity Solutions
Net sales	$604.9	$460.8	$1,583.1	$1,334.6
Segment profit	212.7	118.2	497.2	322.2
Unallocated general and administrative expenses	$20.8	$14.8	$60.3	$45.8
Materials Solutions (MS)
For the third fiscal quarter of 2026, MS net sales increased to $404.1 million, up 16% compared to $348.6 million in the comparable period last year. The sales increase was driven primarily by increased sales from advanced deposition materials, specialty materials, selective etch chemistries and CMP consumables. MS reported a segment profit of $84.3 million in the third fiscal quarter of 2026, up 29% from a $65.2 million segment profit in the year-ago period. The segment profit increase was primarily due to higher sales, lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment and tariff refunds, partially offset by higher variable compensation costs associated with stronger business performance in 2026 as compared to 2025.

For the nine months ended September 26, 2026, MS net sales increased to $1,126.5 million, up 8% compared to $1,044.9 million in the comparable period last year. The sales increase was driven primarily by increased sales from advanced deposition materials, selective etch chemistries, specialty materials and CMP consumables. MS reported a segment profit of $237.9 million in the nine months ended September 26, 2026, up 12% from a $212.7 million segment profit in the year-ago period. The segment profit increase was primarily due to higher sales, lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment and tariff refunds, partially offset by higher variable compensation costs associated with stronger business performance in 2026 as compared to 2025.
Advanced Purity Solutions (APS)
For the third fiscal quarter of 2026, APS net sales increased to $604.9 million, up 31% compared to $460.8 million in the comparable period last year. The sales increase was mainly due to increased sales from liquid and gas filtration and purification products, front-opening unified pods (“FOUPs”), and fluid management solutions. APS reported a segment profit of $212.7 million in the third fiscal quarter of 2026, up 80% from $118.2 million in the year-ago period. The segment profit increase was primarily due to higher gross profit related to an increase in sales, lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment and tariffs, partially offset by higher variable compensation costs associated with stronger business performance in 2026 as compared to 2025.
For the nine months ended September 26, 2026, APS net sales increased to $1,583.1 million, up 19% compared to $1,334.6 million in the comparable period last year. The sales increase was mainly due to increased sales from liquid and gas filtration and purification products, FOUPs, and fluid management solutions. APS reported a segment profit of $497.2 million in the nine months ended September 26, 2026, up 54% from $322.2 million in the year-ago period. The segment profit increase was due to higher gross profit related to an increase in sales, lower depreciation expense as a result of changes in useful lives of specific property, plant and equipment and tariffs, partially offset by higher variable compensation costs associated with stronger business performance in 2026 as compared to 2025.
Unallocated general and administrative expenses
Unallocated general and administrative expenses totaled $20.8 million in the third fiscal quarter of 2026, up 41% compared to $14.8 million in the comparable period last year. The $6.0 million increase is primarily due to higher professional fees primarily related to internal operational enhancement initiatives.
Unallocated general and administrative expenses totaled $60.3 million in the nine months ended September 26, 2026, up 32% compared to $45.8 million in the comparable period last year. The $14.5 million increase is primarily due to a $7.0 million increase in professional fees, primarily related to internal operational enhancement initiatives, and $5.7 million increase in employee costs, primarily associated with stronger business performance in 2026 as compared to 2025.
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(In millions)	September 26, 2026	December 31, 2025
Cash and cash equivalents	$356.5	$360.4
Working capital	1,198.6	1,149.6
Total debt, net of unamortized discount and debt issuance costs	3,260.6	3,697.6

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
We may seek to take advantage of opportunities to raise additional capital through debt financing or through public or private sales of securities. If in the future our available liquidity is not sufficient to meet the Company’s operating and debt service obligations as they come due, management would need to pursue alternative arrangements through additional equity or debt financing in order to meet the Company’s cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. As of September 26, 2026, we have not experienced difficulty accessing capital and credit markets, but future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
In summary, our cash flows for each period were as follows:

	Nine months ended
(In millions)	September 26, 2026	September 27, 2025
Net cash provided by operating activities	$606.0	$503.4
Net cash used in investing activities	(123.9)	(234.5)
Net cash used in financing activities	(486.8)	(204.1)
(Decrease) increase in cash and cash equivalents	(3.9)	70.6
Operating activities Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities totaled $606.0 million in the nine months ended September 26, 2026, compared to $503.4 million in the nine months ended September 27, 2025. This increase was driven by a $143.5 million increase in net income adjusted for non-cash reconciling items, partially offset by $40.9 million decrease in operating assets and liabilities.
Changes in operating assets and liabilities for the nine months ended September 26, 2026 were driven by changes in trade accounts receivable, inventories and accounts payable and accrued liabilities. The change in trade accounts receivable is primarily due to an increase in sales. The change in inventories was mainly due to an increase in business activity. The change in accounts payable and accrued liabilities was primarily driven by the timing of payments to vendors and higher incentive compensation accrual.
Investing activities Cash flows used in investing activities totaled $123.9 million in the nine months ended September 26, 2026, compared to cash flows used in investing activities of $234.5 million in the nine months ended September 27, 2025. The decrease resulted primarily from a decrease in cash paid for acquisition of property, plant and equipment of $117.2 million.
Financing activities Cash used in financing activities totaled $486.8 million during the nine months ended September 26, 2026, compared to cash used in financing activities of $204.1 million during the nine months ended September 27, 2025. The increase was primarily due to increased net debt activity of $300.0 million compared to the prior period, partially offset by stock activity of $19.8 million.
Our total dividend payments were $46.2 million in the nine months ended September 26, 2026 compared to $45.7 million in the nine months ended September 27, 2025. We have paid a cash dividend in each fiscal quarter since the fourth fiscal quarter of 2017. On October 14, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share to be paid on November 18, 2026, to shareholders of record on the close of business on October 28 2026.
Other Liquidity and Capital Resources Considerations
Debt

(In millions)	September 26, 2026	December 31, 2025
Term Loans B due 2029	$—	$450.0
Senior Secured Notes due 2029 at 4.75%	1,600.0	1,600.0
Senior Notes due 2030 at 5.95%	895.0	895.0
Senior Notes due 2029 at 3.630%	400.0	400.0
Senior Notes due 2028 at 4.380%	400.0	400.0
Revolving Credit Facility due 2031 (1)	—	—
Total debt (par value)	$3,295.0	$3,745.0
(1) Our senior secured revolving credit facility due 2031 (the “Revolving Credit Facility”) bears interest at a rate per annum equal to, at the Company’s option, either (i) SOFR plus an applicable margin of 1.25%, 1.5% or 1.75% or (ii) a base rate plus an applicable margin of 0.25%, 0.5% or 0.75%, in each case depending on the Company’s first lien net leverage ratio. As of September 26, 2026, the applicable margins were 1.25% and 0.25%, respectively.
During the three and nine months ended September 26, 2026, the Company borrowed and repaid zero and $65.0 million, respectively, under the Revolving Credit Facility. The Revolving Credit Facility has commitments of $750.0 million as of September 26, 2026. There were no borrowings outstanding under the Revolving Credit Facility as of September 26, 2026 and December 31, 2025.
On April 29, 2026, the Company amended the Revolving Credit Facility to provide for, among other things, lending commitments in an aggregate principal amount of up to $750.0 million, up from $575.0 million, and to extend the maturity to April 29, 2031 from July 6, 2027, and to revise the applicable interest rate margins, commitment fees and certain negative covenants.
During the three and nine months ended September 26, 2026, the Company repaid $200.0 million and $450.0 million, respectively, under the Term Loans B under our Term Loan Facility. As of September 26, 2026, all outstanding borrowings under the Term Loans B had been fully repaid.
We refer to the Term Loan Facility and the Revolving Credit Facility as the “Credit Facilities”. The credit agreements that govern the Credit Facilities are referred to collectively as the “Amended Credit Agreement”. The Amended Credit Agreement contains a maximum first lien net leverage ratio covenant of 5.20 to 1.00, which is tested only when utilization of the Revolving Facility exceeds a specified threshold. Through September 26, 2026, the Company was in compliance with the financial covenant under its debt arrangements.

The Company also has a line of credit with one bank that provides for borrowings in Japanese yen for the Company’s Japanese subsidiaries, equivalent in the aggregate to approximately $6.3 million. During the three and nine months ended September 26, 2026, there were no borrowings under this line of credit, and no balance was outstanding at September 26, 2026.

Cash and cash equivalents and cash requirements

(In millions)	September 26, 2026	December 31, 2025
U.S.	$58.3	$52.4
Non-U.S.	298.2	308.0
Cash and cash equivalents	$356.5	$360.4
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
There were no material changes to the cash requirements described in our Annual Report that were outside the ordinary course of business, except for the principal repayments of our Term Loans B as noted above. As a result, the Company’s future cash requirements have decreased due to the elimination of the related principal and interest payments. The Company also expects lower interest expense in future periods as result of the repayments.
Recently adopted accounting pronouncements See Note 1 to the Company’s condensed consolidated financial statements for a discussion of recently adopted accounting pronouncements.
Recently issued accounting pronouncements See Note 1 to the Company’s condensed consolidated financial statements for a discussion of recently issued but not yet adopted accounting pronouncements.
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

Reconciliation of GAAP Net Income to Adjusted Operating Income and Adjusted EBITDA

	Three months ended		Nine months ended
(In millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,005.7	$807.1	$2,700.8	$2,372.7
Net income	$157.8	$70.5	$343.4	$186.2
Net income - as a % of net sales	15.7%	8.7%	12.7%	7.8%
Adjustments to net income:
Equity in net loss of affiliates	—	0.3	0.2	0.8
Income tax expense	28.7	1.5	46.2	12.5
Interest expense	45.4	47.9	142.9	151.3
Interest income	(1.5)	(1.8)	(5.3)	(5.1)
Other expense, net	0.2	4.2	9.4	5.3
GAAP – Operating income	230.6	122.6	536.8	351.0
Operating margin - as a % of net sales	22.9%	15.2%	19.9%	14.8%
IEEPA tariff refunds (1)	(8.3)	—	(8.3)	—
Restructuring costs (2)	1.5	1.7	11.2	17.4
Amortization of intangible assets (3)	45.6	46.0	138.0	138.1
Adjusted Operating Income	269.4	170.3	677.7	506.5
Adjusted operating margin - as a % of net sales	26.8%	21.1%	25.1%	21.3%
Depreciation	33.9	50.4	102.4	151.6
Adjusted EBITDA	$303.3	$220.7	$780.1	$658.1

Adjusted EBITDA – as a % of net sales	30.2%	27.3%	28.9%	27.7%
(1) In the three months ended September, 26, 2026, the Company received $8.3 million of refunds of International Emergency Economic Powers Act (IEEPA) tariffs that were recognized in cost of goods sold as incurred from April 2025 through February 2026 and were not excluded from the Company's non-GAAP results in those periods. The Company excluded the refunds from non-GAAP results because they represent a discrete, non-recurring, out-of-period recovery arising from a legal and regulatory development rather than ongoing operating performance.
(2) Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer-facing organization, (ii) workforce reductions and (iii) the planned wind-down of the Company’s Life Sciences Fluid Management business.
(3) Non-cash amortization expense associated with intangibles acquired in acquisitions.

Reconciliation of GAAP Net Income and Earnings per Share to Non-GAAP Net Income and EPS

	Three months ended		Nine months ended
(In millions, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$157.8	$70.5	$343.4	$186.2
Adjustments to net income:
IEEPA tariff refunds(1)	(8.3)	—	(8.3)	—
Restructuring costs (2)	1.5	1.7	11.2	17.4
Equity investment impairment(3)	—	—	6.7	—
Loss on extinguishment of debt (4)	1.7	1.7	3.9	1.7
Amortization of intangible assets (5)	45.6	46.0	138.0	138.1
Tax effect of adjustments to net income and discrete tax items (6)	(8.6)	(10.0)	(30.0)	(31.4)
Non-GAAP Net Income	$189.7	$109.9	$464.9	$312.0

Diluted earnings per common share	$1.03	$0.46	$2.24	$1.22
Effect of adjustments to net income	0.21	0.26	0.79	0.83
Diluted Non-GAAP EPS (7)	$1.23	$0.72	$3.03	$2.05

Diluted weighted average shares outstanding	153.9	152.3	153.6	152.1
(1) In the three months ended September, 26, 2026, the Company received $8.3 million of refunds of International Emergency Economic Powers Act (IEEPA) tariffs that were recognized in cost of goods sold as incurred from April 2025 through February 2026 and were not excluded from the Company's non-GAAP results in those periods. The Company excluded the refunds from non-GAAP results because they represent a discrete, non-recurring, out-of-period recovery arising from a legal and regulatory development rather than ongoing operating performance.
(2) Restructuring charges resulting from discrete cost saving initiatives inclusive of employee termination benefit and asset impairment charges, primarily related to (i) an internal reorganization, combining two complementary divisions into one and realigning our customer-facing organization (ii) workforce reductions and (iii) the planned wind-down of the Company’s Life Sciences Fluid Management business.
(3) Equity impairment loss in 2026 that reduced our carrying basis to zero.
(4) Loss on extinguishment of debt of our Term Loan Facility in 2026.
(5) Non-cash amortization expense associated with intangibles acquired in acquisitions.
(6) The tax effect of pre-tax adjustments to net income was calculated using the applicable marginal tax rate for each respective year.
(7) As a result of displaying amounts in millions, the per-share components may not sum due to rounding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes to the Company’s market risk during the three months ended September 26, 2026.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as of September 26, 2026. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation (with the participation of the Company’s CEO and CFO), as of September 26, 2026, the Company’s CEO and CFO have concluded that the disclosure controls and procedures used by the Company were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation of disclosure controls and procedures that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan Arrangements

During the fiscal quarter ended September 26, 2026, no director or officer, as defined in Rule 16a-1 under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

A.The Company hereby incorporates by reference as exhibits to this Quarterly Report on Form 10-Q the following documents:

Reference	Document Incorporates	Referenced Document on file with the Commission
3.1	Second Amended and Restated Certificate of Incorporation of Entegris, Inc., as amended, dated as of May 7, 2026	Exhibit 3.1 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2026
3.2	Amended and Restated By-Laws of Entegris, Inc., as amended, dated as of May 7, 2026	Exhibit 3.2 to Entegris, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2026

B.The Company hereby files as exhibits to this Quarterly Report on Form 10-Q the following documents:

Exhibit No.	Document Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTEGRIS, INC.

Date: October 29, 2026	/s/ Sukhi Nagesh
Sukhi Nagesh
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as
principal financial officer)